Form 10-K
period 1998-02-01
CSK AUTO CORP
filed 1998-05-04
CIK 1051848

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998.

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 001-13927

                              CSK AUTO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        86-0765798
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
645 E. MISSOURI AVE. SUITE 400, PHOENIX, ARIZONA                      85012
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
              -------------------                   ------------------------------------------
          COMMON STOCK, $.01 PAR VALUE                       NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]. The Company completed an initial public offering on March 17, 1998. This Report on Form 10-K is the first filing required subsequent to the completion of the offering.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 28, 1998, there were 27,738,388 shares of the Company's common stock, $.01 par value, issued and outstanding. As of such date, 8,625,000 shares of such common stock, having an aggregate market value of approximately $219,937,500 were held by non-affiliates. For purposes of the above statement only, all executive officers of the registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference into Part II hereof is the Company's Registration Statement on Form S-1 (File No. 333-43211).
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Consolidated Financial Data........................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 8.   Consolidated Financial Statements and Supplementary Data....   19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   47

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   49
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   54
Item 13.  Certain Relationships and Related Transactions..............   56

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   60

NOTE CONCERNING FORWARD-LOOKING INFORMATION

     This Report contains various forward-looking statements and information that are based upon information currently available to management. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Such forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "intend," "estimate" or "continue" or the negative thereof or comparable terminology and may include, among other things, expected growth, store openings, relocations and expansions, business strategies, future revenues and future operating performance. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is the largest retailer of automotive parts and accessories in the Western United States and one of the largest such retailers in the United States based, in each case, on its number of stores. As of February 1, 1998, the Company operated 718 stores as one fully integrated company primarily under three brand names: Checker Auto Parts, founded in 1968 and operating in the Southwestern and Rocky Mountain states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California. Each has a long operating history, established name recognition and a loyal customer base. Based on store count, the Company believes it is the largest retailer of automotive parts and accessories in 20 of its 27 markets. The Company is a holding company and conducts its operations through its wholly-owned subsidiary, CSK Auto, Inc., ("Auto"). Unless otherwise indicated, the term "the Company" refers collectively to CSK Auto Corporation and CSK Auto, Inc.

     The Company is a consumer-oriented, specialty retailer primarily servicing the do-it-yourself ("DIY") customer, with a significant and increasing emphasis on the commercial customer. The Company offers a broad selection of national brand name and private label automotive products for domestic and imported cars, vans and light trucks, including new and remanufactured automotive replacement parts, maintenance items and accessories. The Company's stores typically offer between 13,000 and 16,000 stock keeping units ("SKUs"), and more than 565 of the Company's stores can provide customers, on a same-day delivery basis, an additional 200,000 SKUs not regularly stocked in these stores. The Company's operating strategy is to offer its products at everyday low prices and at conveniently located and attractively designed stores, supported by highly trained, efficient and courteous customer service personnel. As a specialty retailer, the Company has chosen not to sell tires or perform automotive repairs.

RECENT TRANSACTIONS

     In October 1996, certain affiliates of Investcorp and certain other investors (collectively with Investcorp, the "Investcorp Group") acquired a 51% common equity interest in the Company for $105.0 million in cash from the Carmel Trust, a trust governed by the laws of Canada ("Carmel"), which previously had held 100% of the common equity interests in the Company. A corporation in which an affiliate of Investcorp held a minority interest also purchased $40.0 million in aggregate principal amount of the Company's 12% Subordinated Notes for $40.0 million in cash, and the Company in turn purchased $40.0 million of preferred stock of Auto. Transatlantic Finance, Ltd., an affiliate of Carmel ("Transatlantic," and with Carmel, the "Carmel Group") purchased $10.0 million in aggregate principal amount of the Company's 12% Subordinated Notes, and the Company in turn purchased $10.0 million of preferred stock of Auto. Auto then borrowed $100.0 million under its new senior credit facility (the "Senior Credit Facility"), which together with the net proceeds from the sale of $125.0 million of Auto's 11% Senior Subordinated Notes due 2006 and the net proceeds from the sale by Auto to the Company of $50.0 million of preferred stock, following a dividend to the Company by Auto, was used to redeem the stock of the Company held by Carmel for $238.5 million. Carmel then purchased from the Company for $100.9 million a 49% common equity interest in the Company. Auto then repaid amounts outstanding under a then existing credit agreement, which was terminated, and paid $9.9 million to members of management pursuant to previously existing equity participation agreements and incurred additional expenses of $22.7 million related to the foregoing. The foregoing transactions are referred to collectively as the "Acquisition and Financings." Following the Acquisition and Financings, the Investcorp Group owned a 51% common equity interest in the Company, a corporation in which an affiliate of Investcorp held a minority interest owned $40.0 million in aggregate principal amount of the Company's 12% Subordinated Notes, Carmel owned a 49% common equity interest in the Company, Transatlantic owned $10.0 million in aggregate principal amount of the Company's 12% Subordinated Notes and the Company owned 100% of the common equity and $50.0 million of preferred stock of Auto. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

     On December 8, 1997, the Company acquired 82 stores (the "Trak West" stores) located in the Los Angeles market from Trak Auto Corporation (the "Trak West Acquisition") for a total cost of approximately $34.5 million, which was funded with a $22.0 million equity investment by affiliates of the Company's existing stockholders and additional bank borrowings. The Company has converted the Trak West stores to the Kragen name and store format and integrated these stores into the Company's operations. The Trak West Acquisition provides the Company with a greater presence (a total of 147 stores) in the large, strategically important Los Angeles market, without adding additional retail square footage to the market.

     On March 17, 1998, the Company completed an initial public offering of approximately 8.6 million shares of its common stock (the "Offering"). The Offering generated net proceeds of approximately $159.1 million which were used to reduce outstanding debt of the Company. See Item 7. Management's Discussion and Analysis of Financial Conditions of Results of Operations -- Liquidity and Capital Resources.

MARKETING AND MERCHANDISING STRATEGY

     The Company's marketing and merchandising strategy is to build market share by providing a broad selection of national brand name and private label products at everyday low prices. The Company offers these products at conveniently located and attractively designed stores, supported by highly trained, efficient and courteous customer service personnel.

CUSTOMER SERVICE

     The Company is a customer-oriented retailer dedicated primarily to DIY consumers with a significant and increasing focus on the commercial customer. The Company's sophisticated, centralized infrastructure and store-based information systems, as well as its extensive training programs, are designed to enhance customer service.

     The Company believes that recruiting, training and retaining high quality sales associates is a major component of successful retailing. The Company has implemented training programs and incentives to encourage the development of technical expertise by its sales associates, which then enables them to effectively advise customers on product selection and use. In addition to providing a high level of customer satisfaction, well trained associates increase productivity and thereby reduce labor costs. CSK University, the Company's sales associate development program, is dedicated to the continuous improvement of store associates through structured on-the-job training and formal classroom education. The curriculum focuses on four areas of the associates' development: (i) customer service skills; (ii) basic automotive systems; (iii) advanced automotive systems; and (iv) management development. Much of the training is delivered through formal classes in 16 training centers that are fully equipped with the same systems as are in the Company's stores. The Company believes that its training programs enable sales associates to provide a high level of service to a wide variety of customers ranging from less informed DIY consumers to more sophisticated purchasers requiring diagnostic advice. The Company also provides continuing training programs for store managers and district managers designed to assist them in increasing store-level efficiency and improving their potential for promotion. In addition, the Company requires periodic meetings of district and store managers to facilitate and enhance communications within the organization.

     In order to satisfy its customers, the Company has adopted several service initiatives including free testing of starters, alternators and batteries; free charging of batteries; installation assistance for batteries, windshield wipers and other selected products; "no hassle" return policies; and electronically maintained lifetime warranties, which eliminate the need for consumer record keeping. The Company's significant investments in store associate training and store-level information systems have enabled its in-store personnel to devote more time to attending to their customers' automotive needs.

PRODUCT SELECTION

     The Company's objective is to carry a broad selection of national brand name products that generate customer traffic and have strong appeal to its commercial customers. In addition, the Company stocks a wide selection of high quality private label products that appeal to value conscious customers. Each store offers an extensive product line, including automotive replacement parts such as starters, alternators, shock absorbers, mufflers, brakes, spark plugs, filters and batteries, as well as a wide variety of maintenance items, such as motor oil, lubricants, waxes, cleaners, polishes and antifreeze. In addition, each store offers general accessories such as car stereos, alarms, trim, floor mats, tools and seat covers.

     The Company's stores, which average approximately 6,900 square feet in size, offer between 13,000 and 16,000 SKUs of well-known national brand name and private label automotive products. In the event that a store does not carry a specific part, associates are able to utilize the Company's recently implemented Surround Store Inventory Program or access the Company's Priority Parts operation. In June 1997, the Company implemented its Surround Store Inventory Program which, in the event a particular product is unavailable at a store, enables a sales associate at that store to attempt to locate the requested product from stores in the same market and the Priority Parts depots. This program enables an associate to record the sale, reserve the part at the neighboring store and direct the customer to pick it up. Additionally, the Company has continued to expand its Priority Parts operation by improving its delivery system and increasing to 19 from 2 its number of strategically located Priority Parts depots, which has enabled the Company to (i) better serve its customers by making available through supplier relationships to more than 565 of its stores up to an additional 200,000 SKUs on a same-day delivery basis and 1,000,000 SKUs on a next-day delivery basis to all of its stores and (ii) increase sales to commercial accounts due to broader availability of automotive replacement parts.

PRICING

     The Company's pricing philosophy is to not lose a customer because of price. The Company's pricing strategy is to offer everyday low prices at each of its stores. The Company offers to beat by 5% any competitor's lower price. As a result, the Company closely monitors its competitors' pricing levels to ensure competitive pricing in all of the Company's stores.

ADVERTISING

     The Company supports its marketing and merchandising strategy through print advertising, in-store promotional displays and an increasing emphasis on radio and television. The Company advertises in print through the use of monthly color circulars. The circulars, which are produced by the Company's in-house advertising department, emphasize specific products and contain redeemable coupons. The Company advertises on radio, television and billboards primarily to reinforce the Company's image and name recognition. Television advertising is targeted to sports programming and radio advertising primarily is aired during drive time. The Company's in-store signs and displays are used to promote products and identify departments, as well as to announce store specials. The Company also has web sites on the Internet at: (i) http://www.checkerauto.com,
(ii) http://www.schucks.com and (iii) http://www.kragen.com.

STORE-BASED INFORMATION SYSTEMS

     Over the past several years, the Company has installed several store-level information systems, which have improved store labor productivity and customer service. The Company's store-based information systems are described below.

     The Company has installed a point of sale system ("POS") consisting of sophisticated cash registers and software in all of its stores, which electronically capture and report customer transactions. The Company has upgraded and expanded the capabilities of its Electronic Parts Catalog ("EPC"), which is installed in each of its stores. The EPC is a software-based system that identifies the location and availability of over one and a half million parts. The EPC is a user-friendly tool that enables the Company's sales associates to assist customers in parts selection and ordering based on simple input of the year, model and engine type and application needed. Once provided with this basic information, the EPC displays which part is needed and whether it is located in the store. The EPC also displays related parts that the sales associates can recommend to the customer for purchase and prints parts lists for the customer. The Company's EPC system is integrated with its POS system and centralized Company database. The Company's satellite communications network links all of its stores with its corporate office. The satellite network enables the Company to efficiently obtain and deliver to its stores all file transfers, including pricing down-loads, sales information updates and interactive transactions such as electronic parts ordering, and significantly increases the speed of credit card and check authorization. The system also broadcasts common files to all stores simultaneously to update the EPC.

STORE OPERATIONS

     The Company operates as one business segment, with stores divided into seven geographic regions: Southwest, Rocky Mountain, Northwest, Los Angeles, Coastal California, Southern California and Northern California. Each region is administered by a regional manager that oversees six to nine district managers. Each of the Company's district managers has responsibility for between 8 and 19 stores.

     As of February 1, 1998, the geographic distribution of the Company's stores and the tradenames under which they operate are set forth in the table below.

                             SCHUCK'S AUTO    CHECKER AUTO    KRAGEN AUTO    COMPANY
                                SUPPLY           PARTS           PARTS        TOTAL
                             -------------    ------------    -----------    -------
California.................         1               1             358(1)       360(1)
Washington.................        83              --              --           83
Arizona....................        --              77              --           77
Colorado...................        --              56              --           56
Utah.......................        --              28              --           28
Oregon.....................        24              --              --           24
Texas......................        --              21              --           21
Nevada.....................        --              14               7           21
New Mexico.................        --              20              --           20
Idaho......................        13               3              --           16
Montana....................        --               9              --            9
Wyoming....................        --               3              --            3
                                  ---             ---             ---          ---
     Total.................       121             232             365          718
                                  ===             ===             ===          ===

---------------
(1) Includes the 82 Trak West stores that have been converted to the Kragen name and store format.

     Stores generally are open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. (9:00 a.m. to 6:00 p.m. on Sundays). Each store employs approximately 10 to 20 associates, including a store manager, two assistant store managers and a staff of full-time and part-time associates.

STORE FORMATS

     The Company's stores generally are located in high visibility, high traffic strip shopping centers or in free-standing units adjacent to strip shopping centers. The stores, which range in size from 2,800 to 27,000 square feet, average approximately 6,900 square feet in size and offer between 13,000 and 16,000 SKUs.

     The Company has designed four prototype stores of 6,000, 7,000, 8,000 and 12,000 square feet in size. The following table sets forth the Company's stores, by size, as of February 1, 1998:

                         STORE SIZE                           NUMBER OF STORES
                         ----------                           ----------------
10,000 sq. ft. or greater...................................         75
8,000-9,999 sq. ft..........................................        122
6,000-7,999 sq. ft..........................................        181
5,000-5,999 sq. ft..........................................        209
Less than 5,000 sq. ft......................................        131

     Approximately 57% of the Company's stores are freestanding, with the balance principally located within strip shopping centers. Approximately 85% to 90% of each store's square footage is selling space, of which approximately 40% to 50% is dedicated to automotive replacement parts inventory.

STORE GROWTH STRATEGY

     The Company's store growth strategy is focused on the Company's existing markets and includes (i) opening new stores, (ii) relocating smaller stores to larger stores at better locations, and (iii) expanding selected stores. The Company has identified most of its stores smaller than 5,000 square feet as future relocation or expansion priorities.

     The following table sets forth the Company's store development activities during the periods indicated.

                                                          1995    1996    1997
                                                          ----    ----    ----
Beginning stores........................................  544     566     580
New stores..............................................   24      19      65
Relocated stores........................................   30      37      36
Acquired Trak West stores...............................   --      --      82
Closed stores (including relocated stores)..............  (32)    (42)    (45)
                                                          ---     ---     ---
Ending stores...........................................  566     580     718
                                                          ===     ===     ===
Expanded stores.........................................    9       8       3
Total new and relocated stores..........................   54      56     101

     On November 18, 1997, the Company reached an agreement with an unrelated third party for the establishment of a leasing facility that will provide $125.0 million of financing for the acquisition and development of approximately 100 to 125 new stores over the period of February 1, 1998 through May 31, 1999. This facility is on terms that are generally more favorable than the Company's prior facility.

COMMERCIAL SALES PROGRAM

     In addition to its primary focus on serving the DIY consumer, the Company has significantly increased its marketing efforts to commercial customers within the automotive replacement parts market. The Commercial Sales Program, which is intended to facilitate penetration of this market, is targeted to professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers with auto repair facilities and other commercial repair outlets located near the Company's stores. At February 1, 1998, the Company had Commercial Sales Centers ("CSCs") in 360 of its stores. The Company intends to continue installing CSCs in selected existing stores, in approximately half of its new stores, and in 43 of the recently acquired Trak West stores (which did not actively pursue commercial customers under prior ownership).

PURCHASING

     Merchandise is selected and purchased for all stores by personnel at the Company's corporate headquarters in Phoenix, Arizona from over 300 suppliers. No one class of product and no single supplier accounted for as much as 10% of the Company's purchases in fiscal 1997.

ASSOCIATES

     As of February 1, 1998, the Company employed approximately 6,600 full-time associates and 3,125 part-time associates. Approximately 85% of these personnel are employed in store level operations, 8% in distribution and 7% in the Company's corporate headquarters, including its Call Center and Priority Parts operation.

     The Company has never experienced any material labor disruption and believes that its labor relations are excellent. Except for 402 employees located at approximately 36 stores in the San Jose, California market, who have been represented by a union for more than 18 years, none of the Company's personnel is represented by a labor union.

COMPETITION

     The Company competes principally in the DIY market of the automotive aftermarket. Although the number of competitors and the level of competition vary by market area, the DIY market is highly fragmented and generally very competitive. The Company competes primarily with national and regional retail automotive parts chains, wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations), automobile dealers, and mass merchandisers that carry automotive replacement parts, maintenance items and accessories. The Company believes that chains of automotive parts stores, such as that operated by the Company, with multiple locations in regional markets, have competitive advantages in marketing, product selection, purchasing and distribution, as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The Company believes that, as a result of these advantages, national and regional chains have been gaining market share in recent years at the expense of independent retailers and jobbers.

     The principal competitive factors that affect the Company's business are store location, customer service, product selection, availability, quality and price. While the Company believes that it competes effectively in its various geographic areas, certain competitors are larger in terms of sales volume, have greater financial and management resources and have been operating longer in certain geographic areas.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

     The Company owns and has registered the service mark "Schuck's" with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. The Company owns the rights to use the tradenames "Checker" (in connection with the automotive parts retailing business in the West and Southwest regions of the United States) and "Kragen." In addition, the Company owns and has registered numerous trademarks with respect to many of its private label products. The Company believes that its various tradenames, service marks and trademarks are important to its merchandising strategy, but that its business is not otherwise dependent on any particular service mark, tradename or trademark. There are no infringing uses known by the Company that materially affect the use of such marks.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, including those governing recycling of batteries and used lubricants, and regarding ownership and operation of real property. The Company handles hazardous materials during its operations, and its customers may also bring or use hazardous materials or used oil onto the Company's properties. Additionally, while the Company does not service automobiles, it does sublease pre-existing service bays at a small number of store locations to third parties. The operators of these service bays are required to dispose of certain items, including used batteries, lubricants and oils in accordance with applicable environmental regulations. The Company also currently provides a recycling program for batteries and for the collection of used lubricants at certain of its stores as a service to its customers pursuant to agreements with third-party vendors. Pursuant to the agreements, the batteries and used lubricants are collected by Company employees, deposited into vendor-supplied containers/pallets and then disposed of by the third-party vendors. The Company's agreements with such vendors are designed to limit its potential liability under applicable environmental regulations for any harm caused by the batteries and lubricants to off-site properties or even on-site when such failure is the fault of the vendor. Many of the agreements provide for indemnification of the Company against liability that it may incur in connection with the disposal of such items.

ITEM 2.  PROPERTIES

     The following table sets forth certain information concerning the Company's principal properties:

              PRIMARY USE                  LOCATION      SQ. FOOTAGE    NATURE OF OCCUPANCY
              -----------                ------------    -----------    -------------------
Corporate Office.......................  Phoenix, AZ        96,000            Leased(1)
Distribution center....................  Dixon, CA         325,000            Leased
Distribution center....................  Phoenix, AZ       273,520            Leased
Regional distribution center...........  Auburn, WA         52,400            Leased
Regional distribution center...........  Denver, CO         34,800            Leased
Regional distribution center...........  Salt Lake,         32,000            Leased
                                         UT
Regional distribution center...........  Commerce, CA       48,400            Leased

---------------
(1) This facility is owned by Missouri Falls Partners, an affiliate of Carmel. See Notes 4 and 7 to Item 8. Consolidated Financial Statements.

     At February 1, 1998, all but two of the Company's stores were leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

                           YEARS                             STORES(1)
                           -----                             ---------
1996-2000..................................................      27
2001-2005..................................................      67
2006-2010..................................................      76
2011-2020..................................................     293
2021-2030..................................................     210
2031-thereafter............................................      43

---------------
(1) Of these stores, 30 are owned by affiliates of Carmel. See Notes 4 and 7 to
    Item 8. Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The damages claimed against the Company in some of these litigations are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to the Company's consolidated financial condition, results of operations or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1997, no matters were submitted to a vote of security holders except as follows:

     (a) On December 3, 1997, the Board of Directors of Company submitted an amendment to the Company's Certificate of Incorporation to the Company's stockholders, which was approved by the unanimous written consent of the stockholders on such date. The amendment increased the number of shares of capital stock authorized for issuance and increased the voting rights of certain classes of the Company's capital stock.

     (b) On December 18, 1997, the Board of Directors of Company submitted an amendment to the Company's Certificate of Incorporation to the Company's stockholders, which was approved by the unanimous written consent of the stockholders on such date. The amendment changed the name of the Company from "CSK Holdings, Ltd." to "CSK Auto Corporation".

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of April 28, 1998 there were 62 holders of record of the Company's common stock. The Company's common stock commenced trading on the New York Stock Exchange, under the symbol "CAO", on March 12, 1998. Consequently, no information as to high and low sales prices is presented herein.

     As of April 28, 1998, there were 27,738,388 shares of the Company's common stock, issued and outstanding. As of such date, 8,625,000 shares of such common stock, having an aggregate market value of approximately $219,937,500 were held by non-affiliates. For purposes of the above statement only, all executive officers of the registrant are assumed to be affiliates.

     The Company has not paid cash dividends in any of the last two fiscal years and does not anticipate paying cash dividends in the foreseeable future. The Company expects that it will retain all available earnings generated by the Company's operations for the growth and development of its business. Certain debt instruments of the Company restrict the Company's ability to pay cash dividends on its common stock and to make certain other restricted payments (as defined therein).

     In connection with the Trak West Acquisition in December 1997, South Bay Limited, a member of the Investcorp Group ("South Bay"), and Transatlantic, purchased additional stock of the Company for approximately $11.2 million and $10.8 million, respectively. After giving effect to such purchases, the Investcorp Group, having sold a portion of its common equity interest to the Company's Chairman at its cost pursuant to a prior agreement, owned a 50.1% common equity interest in the Company and the Carmel Group, having sold a portion of its common equity to the Company's President at its cost pursuant to a prior agreement, owned a 47.1% common equity interest in the Company.

  Recent Sales of Unregistered Securities

     "Recent Sales of Unregistered Securities" included in Part II, Item 15 of the Company's Registration Statement on Form S-1 (File No. 333-43211) is incorporated herein by reference.

  Use of Proceeds from the Offering

     On March 11, 1998, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 (File No. 333-43211) covering the issuance by the Company of up to $181,125,000 aggregate offering amount of the Company's common stock. The representatives of the underwriters of the Offering were Donaldson, Lufkin & Jenrette Securities Corporation, Furman Selz LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Morgan Stanley & Co. Incorporated and Smith Barney Inc. On March 17, 1998, the Company completed the Offering, with all shares of common stock registered pursuant to such registration statement being sold, at an aggregate offering price of $172,500,000.

     The total proceeds to the Company of the Offering, less underwriting discounts and commissions, were $160,425,000. In addition, the Company incurred approximately $1,325,000 of expenses in connection with the Offering, consisting primarily of the costs of registering the Offering under the Securities Act of 1993, as amended, and with the National Association of Securities Dealers, Inc., New York Stock Exchange listing application fees, legal and accounting fees, and printing fees and expenses. The net proceeds to the Company of the Offering were approximately $159,100,000 which were used to reduce outstanding debt of the Company, as follows (in millions):

12% Subordinated Notes......................................  $ 50.0
11% Senior Subordinated Notes...............................    43.8
Senior Credit Facility......................................    53.8
Premiums on retirement......................................     4.9
Accrued interest............................................     6.6
                                                              ------
                                                              $159.1
                                                              ======

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated statement of operations, balance sheet and operating data of the Company. The selected statement of operations and balance sheet data for the two fiscal years ended February 1, 1998 are derived from the Company's Consolidated Financial Statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants, and appear elsewhere herein. The selected statement of operations and balance sheet data for each of the two fiscal years during the period ended January 28, 1996 are derived from the Company's Consolidated Financial Statements, which have been audited by Price Waterhouse LLP, independent accountants, and which, in the case of fiscal year 1995, appears elsewhere herein. The selected statement of operations and balance sheet data for the fiscal year ended January 30, 1994 are derived from the Company's unaudited Consolidated Financial statements. The data presented below should be read in conjunction with Item 8. Consolidated Financial Statements and Notes thereto, the other financial information included herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                               FISCAL YEAR(1)
                                         -----------------------------------------------------------
                                          FEB. 1,      FEB. 2,     JAN. 28,    JAN. 29,    JAN. 30,
                                            1998       1997(2)      1996(3)     1995(4)     1994(9)
                                         ----------   ----------   ---------   ---------   ---------
Net sales............................      $845,815     $793,092    $718,352    $688,135    $744,541
Cost of sales........................       468,171      463,374     433,817     410,358     456,263
Operating and administrative
  expenses...........................       326,198      298,004     281,387     255,922     273,836
Store closing costs..................         1,640       14,904       3,310       2,678       3,526
Transition and integration
  expenses...........................         3,407           --          --          --          --
Stock-based compensation.............           909           --          --          --          --
Acquisition charge-equity
  participation agreements...........            --       20,174          --          --          --
                                          ---------    ---------   ---------   ---------   ---------
Operating profit (loss)..............        45,490       (3,364)       (162)     19,177      10,916
Other Acquisition and Financings
  expenses...........................         1,009       12,463          --          --          --
Loss on sale of subsidiary...........            --           --          --          --       1,056
Interest expense.....................        40,680       20,691      14,379      10,343      11,752
                                          ---------    ---------   ---------   ---------   ---------
Income (loss) before taxes and
  extraordinary item.................         3,801      (36,518)    (14,541)      8,834      (1,892)
Income tax expense (benefit).........         1,557      (11,859)     (5,447)         68        (731)
                                          ---------    ---------   ---------   ---------   ---------
Income (loss) before extraordinary
  item...............................         2,244      (24,659)     (9,094)      8,766      (1,161)
Extraordinary loss (gain), net of
  income taxes.......................         3,015           --          --     (97,186)         --
                                          ---------    ---------   ---------   ---------   ---------
Net income (loss)....................      $   (771)    $(24,659)   $ (9,094)   $105,952    $ (1,161)
                                          =========    =========   =========   =========   =========
Diluted net income (loss) per share
  before extraordinary items.........      $   0.12     $  (2.28)   $  (1.04)   $   1.00    $  (0.13)
Weighted average shares used for
  computation........................    18,011,666   10,818,913   8,723,550   8,723,550   8,723,550

                                                               FISCAL YEAR(1)
                                         -----------------------------------------------------------
                                          FEB. 1,      FEB. 2,     JAN. 28,    JAN. 29,    JAN. 30,
                                            1998       1997(2)      1996(3)     1995(4)     1994(9)
                                         ----------   ----------   ---------   ---------   ---------
OTHER DATA:
EBITDA(5)............................      $ 70,173     $ 50,544     $16,099    $ 32,282    $ 23,102
EBITDAR(5)...........................       124,695       98,450      61,453      70,964      58,595
Capital expenditures.................        20,132        6,317      11,640      14,597      14,910
Net cash provided by (used in)
  operating activities...............       (62,703)     (38,366)      1,354      15,120      18,602
Net cash used in investing
  activities.........................       (56,727)     (10,686)     (7,888)    (18,983)    (14,943)
Net cash provided by (used in)
  financing activities...............       119,059       49,911       8,028      (5,383)        227
SELECTED ADDITIONAL OPERATING DATA:
Total store square footage (at period
  end)(000s)(6)(8)...................         4,277        3,631       3,329       3,097       2,992
Average net sales per store(6)(8)....        $1,313       $1,384      $1,294      $1,272      $1,215
Average net sales per store square
  foot(6)(8).........................          $211         $228        $224        $226        $223
Percentage increase in comparable
  store net sales(7).................             4%           6%          2%          5%         10%
Stores open at end of period.........           718          580         566         544         538

                                                                    AS OF
                                         -----------------------------------------------------------
                                          FEB. 1,      FEB. 2,     JAN. 28,    JAN. 29,    JAN. 30,
                                            1998         1997        1996        1995        1994
                                         ----------   ----------   ---------   ---------   ---------
BALANCE SHEET DATA:
Net working capital..................      $235,651    $ 121,157    $ 81,048    $ 77,627    $ 78,003
Total assets.........................       563,251      443,986     391,319     350,830     294,806
Total debt (including current
  maturities)........................       439,962      335,680     122,003     105,601     187,807
Stockholder's equity (deficit).......       (75,055)    (102,263)     59,997      69,091     (36,861)

---------------
(1) The Company's fiscal year consists of 52 or 53 weeks ending on the Sunday nearest to January 31 of the following calendar year. All fiscal years presented are 52 weeks except for the fiscal year ended February 2, 1997 which consists of 53 weeks.

(2) Amounts hereunder reflect certain non-recurring charges which were incurred in October 1996 when the Acquisition and Financings were consummated, including the following: (i) amounts paid to members of management pursuant to existing equity participation agreements of $19.9 million ($20.2 million including a provision for estimated payroll taxes thereon), of which $9.9 million was paid in October 1996 (the remaining balance was paid in November
    1997), and (ii) expenses incurred in connection with the Acquisition and Financings of $12.5 million. Amounts hereunder also include a charge of $12.9 million for store closing costs. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to
    Item 8. Consolidated Financial Statements.

(3) Results of operations in fiscal 1995 include the following non-recurring items: (i) cost of sales includes preopening expenses of $1.6 million associated with the opening of the new distribution center in Phoenix, Arizona; and (ii) operating and administrative expenses include $5.3 million of non-recurring software development costs associated with the new store-level information systems installed by the Company during fiscal 1995. In addition, the Company believes that its operations and operating results were adversely impacted during fiscal 1995 as a result of the start up costs associated with the implementation of many new initiatives. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4) Net income in fiscal 1994 includes an extraordinary gain of $97.2 million resulting from cancellation of a portion of the Company's long-term debt.

(5) EBITDA represents income before net interest expense, provision for income taxes, depreciation and amortization expense, other non-cash charges, extraordinary items and non-recurring charges. While

    EBITDA is not intended to represent cash flow from operations as defined by GAAP (and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP)), it is included herein because the Company's management believes it is a meaningful measure which provides additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. EBITDA has been calculated as described above in accordance with the terms of the indenture under which Auto's 11% Senior Subordinated Notes were issued and may differ in method of calculation from similarly titled measures used by other companies. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The computation of EBITDA for each of the respective periods shown is as follows (in thousands):

                                                      FISCAL YEAR
                                 -----------------------------------------------------
                                  1997        1996        1995       1994       1993
                                 -------    --------    --------    -------    -------
Income (loss) before income
  taxes and extraordinary
  item.........................  $ 3,801    $(36,518)   $(14,541)   $ 8,834    $(1,892)
     Plus:
Interest expense, net..........   40,680      20,691      14,379     10,343     11,762
Depreciation and amortization
  expense......................   20,367      19,225      16,261     13,105     12,176
Non-recurring Acquisition &
  Financings and conversion
  expenses.....................    4,416      32,637          --         --         --
Other non-recurring and
  non-cash charges.............      909      14,509          --         --      1,056
                                 -------    --------    --------    -------    -------
     Total.....................  $70,173    $ 50,544    $ 16,099    $32,282    $23,102
                                 =======    ========    ========    =======    =======

     EBITDAR represents EBITDA plus operating lease rental expense. Because the proportion of stores leased versus owned varies among the industry competitors, the Company believes that EBITDAR permits a meaningful comparison of operating performance among industry competitors. The Company leases substantially all of its stores.

(6) Total store square footage is based on the Company's actual store formats which include normal selling, office, stockroom and receiving space. Average net sales per store and average net sales per store square foot are based on the average of beginning and ending number of stores and store square footage and are not weighted to take into consideration the actual dates of store openings, closings or expansions.

(7) Comparable store net sales data is calculated based on the change in net sales commencing after the time a new store has been open twelve months. The first twelve months a new store is open are not included in the comparable store calculation. Relocations are included in comparable store net sales from the date of opening.

(8) Excludes the store count and square footage of the Trak West stores acquired on December 8, 1997.

(9) The Company was formed in July 1993 as a holding company for an entity which owned (i) Auto, (ii) another retailer of automotive parts and accessories, and (iii) other immaterial operations. The information provided for fiscal 1993 prior to the formation of the Company reflects the operations of this entity on a predecessor basis, all of which operations other than Auto were sold, liquidated or disposed of prior to December 31,1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used in this section, fiscal 1997 represents the 52 weeks ended February 1, 1998; fiscal 1996 represents the 53 weeks ended February 2, 1997 and fiscal 1995 represents the 52 weeks ended January 28, 1996.

GENERAL

     The Company is the largest retailer of automotive parts and accessories in the Western United States and one of the largest such retailers in the United States based, in each case, on its number of stores. As of February 1, 1998, the Company operated 718 stores as one fully integrated company primarily under three brand names: Checker Auto Parts, founded in 1968 and operating in the Southwestern and Rocky Mountain states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California. Each has a long operating history, established name recognition and a loyal customer base. Based on store count, the Company believes that it is the largest retailer of automotive parts and accessories in 20 of its 27 markets.

     Upon the consummation of the Offering, the Company recorded an extraordinary loss of approximately $6.9 million, net of taxes. Such extraordinary loss consists primarily of the premiums paid in connection with the redemption of indebtedness and the write-off of a portion of deferred debt issuance costs. In addition, upon the consummation of the Offering, the Company recorded a one-time charge of approximately $3.6 million relating to the unamortized portion of deferred management fees written-off in connection with the termination of a management advisory and consulting services agreement with Investcorp International Inc. Additionally, in connection with the amendment and restatement of the Senior Credit Facility on December 8, 1997, the Company recorded an extraordinary loss of approximately $3.0 million, net of taxes, attributable to the write-off of a portion of deferred debt issuance costs. In addition, the Company expects to incur certain one-time charges in connection with the Trak West Acquisition. See "Trak West Acquisition."

     In the fourth quarter of fiscal 1997, the Company issued 180,600 shares of its common stock and options to purchase 135,991 shares of its common stock to certain of the Company's executives. In connection with the issuance of such common stock and options, the Company recognized a charge to earnings in the fourth quarter of fiscal 1997 totaling $0.9 million for the difference between the issuance price and the fair market value of the common stock at the date of sale. In addition, the Company recorded deferred compensation totaling $0.5 million for the difference between the exercise price and the fair market value at the date of grant of the aforementioned options. The deferred compensation will produce a charge to earnings over the vesting period of the options.

  Trak West Acquisition

     On December 8, 1997, the Company acquired the 82 Trak West stores located in the Los Angeles market from Trak Auto Corporation. The Trak West Acquisition provides the Company with a much greater presence (a total of 147 stores) in the large, strategically important Los Angeles market, without adding additional retail square footage to the market. The Company has completed the conversion of these stores to the Kragen name and store format and the integration of these stores into the Company's operations. The Company acquired these stores for a total cost of approximately $34.5 million. The Trak West Acquisition was funded with a $22.0 million equity investment by affiliates of the Company's existing stockholders and additional bank borrowings and was accounted for under the purchase method of accounting.

     In connection with the integration of the Trak West stores, the Company will incur one-time transition expenses of up to $6.0 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $3.4 million of such expenses were incurred during the fourth quarter of fiscal 1997 with the balance to be incurred during the first quarter of fiscal 1998. In addition, the Company will incur one-time capital expenditures of approximately $6.0 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company's store-level information systems in the Trak West stores. Approximately $3.7 million of such capital expenditures were incurred during the fourth quarter of fiscal 1997 and the balance will be incurred during first quarter of fiscal 1998.

  Effect of the Acquisition and Financings

     As a result of the Acquisition and Financings, the Company incurred approximately $12.5 million in fees and charges which were expensed in the fourth quarter of 1996 when the Acquisition and Financings were consummated. Such expenses were comprised of advisory and financing fees and expenses of approximately

$11.5 million and an accrual for financing fees to an affiliate of Carmel of $1.0 million, which was paid in April 1998.

     In addition, the Company became obligated to certain members of its management in the amount of approximately $19.9 million under its then existing equity participation agreements. The Company expensed this full amount plus a provision for estimated payroll taxes thereon during the fourth quarter of fiscal 1996 when the Acquisition and Financings were consummated and paid $9.9 million (approximately 50% of the total obligation) with proceeds from the Financings. The Company paid the remaining balance in November 1997, and Carmel reimbursed the Company for approximately 60% (the estimated after tax cost to the Company) of the amount of such final payment. Such reimbursement was recorded as a contribution of capital.

     There was no change to the Company's historical carrying value of assets and liabilities as a result of the Acquisition and Financings, as purchase accounting was not applicable.

RESULTS OF OPERATIONS

     The following table sets forth the statement of operations data for the Company expressed as a percentage of net sales for the fiscal years indicated:

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                               1998           1997           1996
                                                            -----------    -----------    -----------
Net sales.................................................     100.0%         100.0%         100.0%
Cost of sales.............................................      55.4           58.4           60.4
                                                               -----          -----          -----
  Gross profit............................................      44.6           41.6           39.6
Operating and administrative expenses.....................      38.6           37.6           39.2
Store closing costs.......................................       0.2            1.9            0.4
Transition and integration expenses.......................       0.4             --             --
Stock-based compensation..................................       0.1             --             --
Acquisition charge -- equity participation agreements.....        --            2.5             --
                                                               -----          -----          -----
  Operating profit (loss).................................       5.3           (0.4)           0.0
Acquisition fees..........................................       0.1            1.6             --
Interest expense..........................................       4.8            2.6            2.0
Income tax expense (benefit)..............................       0.1           (1.5)          (0.7)
                                                               -----          -----          -----
Income (loss) before extraordinary item...................       0.3           (3.1)          (1.3)
Extraordinary loss, net of income taxes...................       0.4             --             --
                                                               -----          -----          -----
Net loss..................................................      (0.1)%         (3.1)%         (1.3)%
                                                               =====          =====          =====

     Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in the Company's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.

FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales for fiscal 1997 increased $52.7 million, or 7%, over net sales for fiscal 1996. Comparable store sales increased $29.9 million, or 4%, and new stores contributed $22.2 million to the increase in net sales for the fiscal year. The former Trak West stores, which were acquired on December 8, 1997, produced $10.6 million in net sales during the seven week period of fiscal 1997 that they were owned by the Company, which is included in the $22.2 million of new store sales for fiscal 1997. During fiscal 1997, the Company opened 65 new stores, relocated 36 stores to larger facilities, expanded 3 stores at their existing locations, sold 4 stores, closed 5 stores in addition to those closed due to relocations and acquired 82 stores. At February 1, 1998, the Company had 718 stores in operation.

     Gross profit for fiscal 1997 was $377.6 million, or 44.6% of net sales, compared to $329.7 million, or 41.6% of net sales, for fiscal 1996. The increase in gross profit percentage resulted from the Company's ability to obtain generally better pricing and more favorable terms from its vendors as a result of the Company's improving operating results and financial condition. In addition, the Company has realized an increase in sales of automotive replacement parts which produce a higher gross profit percentage than other product categories. Gross profit percentage was also favorably affected by efficiencies produced by the Company's warehousing and distribution systems.

     Operating and administrative expenses increased by $28.2 million to $326.2 million, or 38.6% of net sales, for fiscal 1997 from $298.0 million, or 37.6% of net sales, for fiscal 1996. The increase in this expense as a percentage of net sales is primarily the result of the incremental operating costs of new stores that are in the early stages of maturation. In addition, the Company incurred increased advertising costs of approximately $1.9 million in fiscal 1997 as a result of a shift in the mix of its advertising media from primarily print to a greater usage of radio and television. Also, the Company incurred approximately $0.9 million of stock based compensation expense in fiscal 1997 as the result of the sale of stock to certain members of management at a discount to its fair market value.

     Operating profit increased to $45.5 million, or 5.3% of net sales, for fiscal 1997, compared to an operating loss of $3.4 million, or 0.4% of net sales, for fiscal 1996. Significant items that affect the comparability of these operating results include: $1.6 million of store closing costs in fiscal 1997 compared to $14.9 million of store closing costs in fiscal 1996; $3.4 million of transition and integration expense in fiscal 1997 associated with the Trak West Acquisition with no such expense occurring in fiscal 1996; and $20.2 million of Acquisition charges in fiscal 1996 in connection with certain equity participation agreements with no such charges occurring in fiscal 1997. The 1996 store closing cost includes a charge of $12.9 million to reflect the store closing costs of 91 specific store sites that were included in an update of the Company's strategic plan for store relocation and expansion as more fully discussed later herein.

     Interest expense for fiscal 1997 totaled $40.7 million, compared to $20.7 million for fiscal 1996. The increase is the result of the issuance on October 30, 1996 of $125.0 million of 11% Senior Subordinated Notes due 2006, and $50.0 million of 12% Subordinated Notes due 2008, and increased borrowings under the Company's Senior Credit Facility.

     Income tax expense totaled $1.6 million in fiscal 1997, an effective tax rate of 41%, compared to an income tax benefit of $11.9 million for fiscal 1996.

     An extraordinary loss of $3.0 million, net of income taxes, was incurred in fiscal 1997 as the result of the write-off of the deferred financing costs associated with the Company's Senior Credit Facility. Such write-off was incurred in connection with the amendment and restatement of the facility, which is more fully discussed herein. See "Liquidity and Capital Resources."

     As a result of the above factors, net loss decreased to $0.8 million for fiscal 1997, compared to a net loss of $24.7 million for fiscal 1996.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $19.7 million to $70.2 million for fiscal 1997, compared to $50.5 million for fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

     Net sales for fiscal 1996 increased by $74.7 million, or 10.4%, over net sales for fiscal 1995. This increase was due to an increase in comparable store sales of 6%, or $42.5 million, and an increase in net sales from new stores of $32.2 million. The Company believes its comparable store sales have benefited from the installation of its new store-level information systems, implementation of its Commercial Sales Program, its store relocation program and its expanded Priority Parts operation. During fiscal 1996, the Company opened 19 new stores, relocated 37 stores to larger facilities, expanded eight stores at existing locations and closed five stores in addition to relocations.

     Gross profit for fiscal 1996 was $329.7 million, or 41.6% of net sales, compared with $284.5 million, or 39.6% of net sales, during fiscal 1995. The increase in gross profit percentage resulted from an increase in the sales of automotive replacement parts which produce a higher gross profit percentage than other product categories. Gross profit was also favorably impacted due to efficiencies gained from the Company's new warehouse and distribution systems which became fully operational in the fourth quarter of fiscal 1995. The Company believes that it was able to obtain better pricing from its vendors as a result of improvement in its financial performance and access to credit during fiscal 1996. These favorable factors were slightly offset in fiscal 1996 by the lower gross margins on commercial sales as compared to retail sales.

     Operating and administrative expenses for fiscal 1996 increased by $16.6 million over such expenses for fiscal 1995 but, as a percentage of net sales, decreased to 37.6% from 39.2%. This decrease reflects the Company's ability to leverage its overhead and fixed expenses with higher sales volume despite an increase of approximately $3.0 million in depreciation and amortization expense associated with the equipment installed as part of its investment in store-based information systems.

     In January 1997, the Company updated its strategic plan relating to the relocation of certain stores. The Acquisition and Financings provided the Company with greater access to capital resources and the availability of a sale-leaseback facility, and thereby enhanced the Company's ability to implement such relocations. While the Company believes that there will be long-term operating benefits from its store relocation strategy, the Company will incur costs for early lease terminations or negative sub-lease rentals for stores vacated under this plan and, accordingly, a charge to earnings of $12.9 million was recorded in January 1997 to increase the provision for store closing costs to $14.9 million for fiscal 1996 from $3.3 million for fiscal 1995.

     The $12.9 million charge reflects store closing costs associated with 91 specific store sites included in the strategic plan. The store sites have been selected for relocation on the basis of their operating performance relative to their size. The Company has selected these stores for relocation because of their inability to realize future sales growth because of their relatively small size. Stores have been included in the plan for relocation because a larger, or otherwise more favorable, site within its market area has been identified. Stores are scheduled to be closed at specific dates under the plan consistent with the commencement of operations of the new store. The Company has historically experienced sales growth shortly after opening the relocated stores.

     The $12.9 million charge consists principally of future lease costs under non-cancellable leases for the 91 specifically identified store locations (from the planned vacancy date), related estimates for vacancy periods, writeoffs of certain fixed assets and leasehold improvements, and estimated credit losses with respect to sub-lease arrangements. Significant changes to the strategic plan are not considered likely, as all relocations are anticipated to be completed within 18 months of the plan's adoption. Future rents will be incurred through the expiration of the non-cancellable leases, which range from August 1998 to May 2008.

     To recognize all of the Company's obligations under certain pre-existing equity participation agreements with members of management which arose due to the Acquisition and Financings, the Company recorded a charge of approximately $20.2 million in the fourth quarter of fiscal 1996. See Note 2 to Item 8. Consolidated Financial Statements. In addition, the Company incurred non-recurring Acquisition and Financings expenses totaling $12.5 million which consisted primarily of consulting, legal and accounting fees.

     Interest expense for fiscal 1996 was $20.7 million compared to $14.4 million for fiscal 1995. The increase in interest expense was the result of higher average effective interest rates and the issuance of approximately $181.9 million of new debt in connection with the Acquisition and Financings.

     As a result of the above factors, a net loss of $24.7 million was recorded for fiscal 1996 as compared to a net loss of $9.1 million for fiscal 1995.

     EBITDA for fiscal 1996 increased by $34.4 million to $50.5 million compared to $16.1 million for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements include working capital (primarily inventory), debt service obligations and store fixtures and leasehold improvements associated with its store growth strategy. The Company intends to finance such requirements with cash flow from operations, funds from a recently established leasing facility and borrowings under its revolving credit facility, which provides total borrowing capacity of $125.0 million, of which $60.0 million was available as of February 1, 1998. On November 18, 1997, the Company reached an agreement with an unrelated third party for the establishment of a $125.0 million leasing facility that will provide financing for the acquisition and development of approximately 100 to 125 new stores over the period from February 1, 1998 through May 31, 1999. The Company believes that cash flow from operations combined with the availability of funds under the recently established leasing facility and the revolving credit facility will be sufficient to support its operations and liquidity requirements for the foreseeable future.

     On December 8, 1997, in connection with the consummation of the Trak West Acquisition, Auto amended and restated the Senior Credit Facility to provide maximum borrowings of $300.0 million, subject to the limitations on the incurrence of indebtedness under the indenture governing the 11% Senior Subordinated Notes. As amended and restated, the Senior Credit Facility provides for a $175.0 million term loan and a revolving credit facility with maximum borrowings of $125.0 million. In addition to increasing the term loan and revolving credit facility availability by $75.5 million and $25.0 million, respectively, the amendment and restatement primarily provided for: (i) an initial reduction in the interest rate for the term loan and the revolving credit facility and the introduction of a pricing grid which periodically permits adjustment based upon Auto's degree of leverage; (ii) the elimination of the previous borrowing base restrictions on revolving credit borrowings; (iii) capital expenditure "baskets" for the Trak West Acquisition and for up to $50.0 million of other acquisitions, subject to pro forma compliance with financial covenants; and (iv) a $50.0 million revolving capital expenditure "basket" of funds that can be used by Auto to finance store purchase and development activities. The term loan portion of the Senior Credit Facility matures on October 31, 2003 and the revolving credit portion matures on October 31, 2001.

     In fiscal 1997, net cash used in operating activities was $62.7 million, which consisted primarily of $0.8 million of net loss, $22.4 million of non-cash depreciation and amortization expenses, a $3.0 million non-cash extraordinary loss and a $1.6 million decrease in deferred tax assets, offset by a $88.9 million increase in working capital. During this period, the Company used $63.8 million of cash to increase inventory levels, primarily for funding new store openings and for expanding the offering of replacement parts SKUs in its stores. Net cash used in investing activities totaled $56.7 million and consisted primarily of $34.5 million with respect to the Trak West Acquisition and $20.1 million of capital expenditures. Net cash provided by financing activities totaled $119.1 million and consisted primarily of net borrowings under the Senior Credit Facility and $21.7 million of contributions from the Company. At February 1, 1998, the Company had approximately $25.8 million of net operating loss carryforwards available which will reduce future cash requirements for the payment of federal income taxes.

     In fiscal 1996, net cash used by operating activities was $38.4 million, which consisted primarily of a $24.7 million net loss, an $11.9 million increase in deferred tax assets and a $33.0 million increase in working capital, partially offset by non-cash expenses of $20.7 million for depreciation and amortization and $10.5 million for store closing costs. Net cash used for investing activities was $10.7 million and was comprised of $6.3 million of funds used for capital expenditures and a net $4.4 million of purchases in excess of proceeds for assets held for sale. Net cash provided by financing activities was $49.9 million and was primarily the result of the Acquisition and Financings.

     On March 17, 1998, the Company completed an initial public offering of approximately 8.6 million shares of its common stock. The Offering generated net proceeds of approximately $159.1 million which were used to reduce outstanding debt of the Company, as follows, (in millions):

12% Subordinated Notes......................................  $ 50.0
11% Senior Subordinated Notes...............................    43.8
Senior Credit Facility......................................    53.8
Premiums on retirement......................................     4.9
Accrued interest............................................     6.6
                                                              ------
                                                              $159.1
                                                              ======

     Upon the retirement of the Company's 12% Subordinated Notes, all of Auto's outstanding preferred stock was cancelled.

YEAR 2000 CONVERSION

     The Company uses one Hitachi Data System EX33 Mainframe, four IBM AS/400's ("AS/400") and over 400 personal computers which are connected to a local area network. A satellite communications network provides the connectivity from the centralized Company database to the stores.

     The Company's store-based information systems are on a UNIX based platform with full connectivity between the EPC and the POS systems. This includes electronic ordering from the EPC via the corporate office AS/400 to the Company's Priority Parts depots, third-party warehouse distributors and directly to vendors.

     Based on a recent assessment, the Company determined that it will be required to modify or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999 (the "Year 2000 Conversion"). The Company presently believes that with modifications to existing software and conversions to new software, the cost of its Year 2000 Conversion can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the failure of its Year 2000 Conversion could have a material adverse effect on the operations of the Company.

     The Company has initiated formal communications with all of its significant business partners to determine the extent to which the Company is exposed to failure by those third parties to remediate their own Year 2000 Conversion issues. The Company's total Year 2000 Conversion project cost and its estimates to complete necessary actions include the estimated costs and time associated with the impact of its business partners' Year 2000 Conversion issues and are based on information presently available. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company does not believe that it has a material contingency related to its Year 2000 Conversion for the products it has sold.

     The Company will utilize both internal and external resources to reprogram, replace and test its software for its Year 2000 Conversion. The Company plans to complete its Year 2000 Conversion not later than June 30, 1999. The total remaining cost of its Year 2000 Conversion is estimated at $8.9 million and is being funded with lease financing and operating cash flows. Of the total project cost, approximately $6.7 million is attributable to the purchase of new software which will be capitalized. The remaining $2.2 million will be expensed as incurred over the next two fiscal years. To date, the Company has incurred and expensed approximately $0.3 million related to the assessment of and preliminary efforts in connection with its Year 2000 Conversion project. To date, approximately $1.0 million has been capitalized in connection with the replacement of certain software applications.

     The costs of the Year 2000 Conversion and the date on which the Company plans to complete the project are based upon management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

NEW ACCOUNTING STANDARDS

     During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," which had no effect on the Company's financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The Company will adopt these statements during fiscal 1998. As these statements only require additional disclosures in the Company's financial statements, their adoption will not have any effect on the Company's financial position or results of operations.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1,"Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP defines the characteristics of internal-use computer software criteria for capitalization, and financial statement disclosure requirements. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company is in the process of evaluating the impact of early adoption of SOP 98-1 upon its financial position and results of operations.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Cost of Start-up Activities." The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, or commencing some new operation. The SOP requires that the costs of start-up activities be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company's current accounting policy with respect to the cost of start-up activities is to defer such costs for the approximately three month period of time that it takes to develop a new store facility and to expense such costs during the month that the new store opens. The Company is in the process of evaluating the impact of early adoption of SOP 98-5 upon its financial position and results of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CSK Auto Corporation and subsidiaries

     We have audited the accompanying consolidated balance sheets of CSK Auto Corporation and subsidiaries (the "Company") as of February 1, 1998 and February 2, 1997 and the related consolidated statement of operations, stockholders' equity, cash flows and financial statement schedules for the years then ended as listed in item 14(a-2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSK Auto Corporation and subsidiaries as of February 1, 1998 and February 2, 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
April 10, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CSK Auto Corporation

     In our opinion, the accompanying consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for the year ended January 28, 1996 present fairly, in all material respects, the financial position of CSK Auto Corporation and its subsidiaries for the year ended January 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of CSK Auto Corporation for any period subsequent to January 28, 1996.

                                          PRICE WATERHOUSE LLP

Phoenix, Arizona
December 23, 1997

                     CSK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FISCAL YEAR ENDED
                                                       -----------------------------------------
                                                       FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                          1998           1997           1996
                                                       -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................................  $   845,815    $   793,092    $  718,352
Cost and expenses:
  Cost of sales......................................      468,171        463,374       433,817
  Operating and administrative.......................      326,198        298,004       281,387
  Store closing costs................................        1,640         14,904         3,310
  Transition and integration expenses................        3,407             --            --
  Stock-based compensation...........................          909             --            --
  Acquisition charge -- equity participation
     agreements......................................           --         20,174            --
                                                       -----------    -----------    ----------
                                                           800,325        796,456       718,514
                                                       -----------    -----------    ----------
Operating profit (loss)..............................       45,490         (3,364)         (162)
Other Acquisition and Financings fees................        1,009         12,463            --
Interest expense.....................................       40,680         20,691        14,379
                                                       -----------    -----------    ----------
Income (loss) before income taxes and extraordinary
  item...............................................        3,801        (36,518)      (14,541)
Income tax expense (benefit).........................        1,557        (11,859)       (5,447)
                                                       -----------    -----------    ----------
Income (loss) before extraordinary item..............        2,244        (24,659)       (9,094)
Extraordinary loss, net of $2,091of income taxes.....       (3,015)            --            --
                                                       -----------    -----------    ----------
Net loss.............................................  $      (771)   $   (24,659)   $   (9,094)
                                                       ===========    ===========    ==========
Basic earnings per share:
Income (loss) before extraordinary item..............  $      0.13    $     (2.28)   $    (1.04)
Extraordinary loss, net of income taxes..............        (0.17)            --            --
                                                       -----------    -----------    ----------
Net loss.............................................  $     (0.04)   $     (2.28)   $    (1.04)
                                                       ===========    ===========    ==========
Shares used in computing per share amounts...........   17,400,214     10,818,913     8,723,550
                                                       ===========    ===========    ==========
Diluted earnings per share:
Income (loss) before extraordinary item..............  $      0.12    $     (2.28)   $    (1.04)
Extraordinary loss, net of income taxes..............        (0.16)            --            --
                                                       -----------    -----------    ----------
Net loss.............................................  $     (0.04)   $     (2.28)   $    (1.04)
                                                       ===========    ===========    ==========
Shares used in computing per share amounts...........   18,011,666     10,818,913     8,723,550
                                                       ===========    ===========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               FEBRUARY 1,          FEBRUARY 2,
                                                                  1998                 1997
                                                              -------------        -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS
Cash and cash equivalents...................................    $   4,852            $   5,223
Receivables, net of allowances of $2,403 and $1,768,
  respectively..............................................       37,566               28,511
Inventories.................................................      367,366              268,214
Assets held for sale........................................        2,418                5,971
Prepaid expenses and other current assets...................       14,143               10,139
                                                                ---------            ---------
          Total current assets..............................      426,345              318,058
                                                                ---------            ---------
Property and equipment, net.................................       85,940               71,363
Leasehold interests, net....................................       10,934               12,683
Deferred income taxes.......................................       22,021               18,615
Other assets, net...........................................       18,011               23,267
                                                                ---------            ---------
          Total assets......................................    $ 563,251            $ 443,986
                                                                =========            =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable............................................    $ 109,962            $ 120,998
Outstanding checks..........................................        4,308                7,004
Accrued payroll and related expenses........................       20,869               15,851
Accrued expenses and other current liabilities..............       40,818               44,444
Due to affiliates...........................................        1,000                   --
Current maturities of amounts due under Senior Credit
  Facility..................................................        1,000                1,000
Current maturities of capital lease obligations.............        8,671                7,007
Deferred income taxes.......................................        4,066                  597
                                                                ---------            ---------
          Total current liabilities.........................      190,694              196,901
                                                                ---------            ---------
Amounts due under Senior Credit Facility....................      239,050              137,000
Obligations under 11% Senior Subordinated Notes.............      125,000              125,000
Obligations under 12% Subordinated Notes....................       50,000               50,000
Obligations under capital leases............................       16,241               15,673
Due to affiliates...........................................           --                1,000
Other.......................................................       17,321               20,675
                                                                ---------            ---------
          Total non-current liabilities.....................      447,612              349,348
                                                                ---------            ---------
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.01 par value, 41,666,752 shares authorized,
  19,113,388 at February 1, 1998 and 17,105,000 shares at
  February 2, 1997 issued and outstanding...................          191                  171
Additional paid-in capital..................................      130,513              106,677
Stockholder receivable......................................       (1,168)              (5,966)
Deferred compensation.......................................         (675)                  --
Accumulated deficit.........................................     (203,916)            (203,145)
                                                                ---------            ---------
          Total stockholders' deficit.......................      (75,055)            (102,263)
                                                                ---------            ---------
          Total liabilities and stockholders' deficit.......    $ 563,251            $ 443,986
                                                                =========            =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         COMMON STOCK       ADDITIONAL
                                      -------------------    PAID-IN     ACCUMULATED   STOCKHOLDER     DEFERRED     TOTAL EQUITY
                                        SHARES     AMOUNT    CAPITAL       DEFICIT     RECEIVABLE    COMPENSATION    (DEFICIT)
                                      ----------   ------   ----------   -----------   -----------   ------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 29, 1995.........         100    $ --     $ 81,680     $ (12,589)     $    --        $  --        $  69,091
Net loss............................                                         (9,094)                                    (9,094)
                                      ----------    ----     --------     ---------      -------        -----        ---------
Balance at January 28, 1996.........         100      --       81,680       (21,683)          --           --           59,997
Conversion of common stock into
  Class A, Class C, Class D, and
  Class F stock.....................   8,723,550      87          (87)           --           --           --               --
Redemption of Class F stock.........        (100)     --      (81,675)     (156,803)          --           --         (238,478)
Issuance of Class E stock...........   8,381,450      84      100,793            --           --           --          100,877
Stockholder receivable..............          --      --        5,966            --       (5,966)          --               --
Net loss............................          --      --           --       (24,659)          --           --          (24,659)
                                      ----------    ----     --------     ---------      -------        -----        ---------
Balance at February 2, 1997.........  17,105,000     171      106,677      (203,145)      (5,966)          --         (102,263)
Recovery of stockholder
  receivable........................          --      --           --            --        5,966           --            5,966
Sale of Class B shares..............     180,600       2        2,172            --       (1,168)          --            1,006
Sale of shares -- Trak West
  Acquisition.......................   1,827,788      18       20,989            --           --           --           21,007
Deferred compensation...............          --      --          675            --           --         (675)              --
Net loss............................          --      --           --          (771)          --           --             (771)
                                      ----------    ----     --------     ---------      -------        -----        ---------
Balance at February 1, 1998.........  19,113,388    $191     $130,513     $(203,916)     $(1,168)       $(675)       $ (75,055)
                                      ==========    ====     ========     =========      =======        =====        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
                                                                            (IN THOUSANDS)
Cash flows provided by (used in) operating activities:
  Net loss..................................................   $    (771)     $ (24,659)     $  (9,094)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization of property and
       equipment............................................      18,078         17,290         14,343
     Amortization of leasehold interests....................       1,176          1,749          1,647
     Amortization of other deferred charges.................       1,113            186            271
     Amortization of deferred financing costs...............       2,043          1,504            737
     Extraordinary loss on early retirement of debt, net....       3,015             --             --
     Deferred income taxes..................................       1,557        (11,859)        (5,448)
     Change in operating assets and liabilities, net of
       effects
       of Trak West Acquisition:
       Accounts receivable..................................      (9,055)        (3,063)        (7,057)
       Inventories..........................................     (63,830)       (19,250)       (23,081)
       Prepaid expenses and other current assets............      (4,057)        (5,316)           542
       Accounts payable.....................................     (11,036)       (24,250)        14,170
       Outstanding checks...................................      (2,696)        (1,457)         8,461
       Accrued payroll, accrued expenses and other current
          liabilities.......................................       2,021         18,576           (496)
       Due to affiliate.....................................          --         (4,530)         5,530
       Store closing costs..................................      (3,781)        10,544           (447)
       Other................................................       3,520          6,169          1,276
                                                               ---------      ---------      ---------
     Net cash provided by (used in) operating activities....     (62,703)       (38,366)         1,354
                                                               ---------      ---------      ---------
Cash flows used in investing activities:
  Capital expenditures......................................     (20,132)        (6,317)       (11,640)
  Expenditures for assets held for sale.....................     (12,335)       (19,023)       (24,203)
  Proceeds from sale of property and equipment and assets
     held for sale..........................................      10,966         14,667         28,257
  Acquisition of the Trak West stores.......................     (34,504)            --             --
  Other investing activities................................        (722)           (13)          (302)
                                                               ---------      ---------      ---------
  Net cash used in investing activities.....................     (56,727)       (10,686)        (7,888)
                                                               ---------      ---------      ---------
Cash flows provided by financing activities:
  Borrowings under Senior Credit Facility...................     325,550        805,242        809,663
  Payments of debt..........................................    (223,500)      (763,304)      (795,807)
  Issuance of 11% Senior Subordinated Notes.................          --        125,000             --
  Issuance of 12% Subordinated Notes........................          --         50,000             --
  Payments on capital lease obligations.....................      (7,478)        (5,888)        (4,976)
  Redemption of Class F stock...............................          --       (238,468)            --
  Issuance of Class E stock.................................                    100,882             --
  Issuance of Class B stock.................................      21,714
  Recovery of stockholder receivable........................       5,966             --             --
  Note issuance costs.......................................          --        (18,632)            --
  Other.....................................................      (3,193)        (4,921)          (852)
                                                               ---------      ---------      ---------
Net cash provided by financing activities...................     119,059         49,911          8,028
                                                               ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents........        (371)           859          1,494
Cash and cash equivalents, beginning of period..............       5,223          4,364          2,870
                                                               ---------      ---------      ---------
Cash and cash equivalents, end of period....................   $   4,852      $   5,223      $   4,364
                                                               =========      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     CSK Auto Corporation is a holding company. At February 1, 1998, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary ("Auto"). On a consolidated basis, CSK Auto Corporation and subsidiaries are referred to herein as "the Company".

     CSK Auto, Inc. is a specialty retailer of automotive aftermarket parts and accessories. At February 1, 1998, the Company operated 718 stores in 12 Western states as a fully integrated company under three brand names: Checker Auto Parts, founded in 1968 and operating in the Southwestern and Rocky Mountain states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of CSK Auto Corporation, Auto and Auto's wholly-owned subsidiaries Schuck's Distribution Co. and Kragen Auto Supply Co. for all years presented. In addition, the accounts of TRK Socal, Inc. (the former Trak West stores) are included from December 9, 1997 through February 1, 1998. During the fiscal year ended January 28, 1996, the consolidated financial statements include the accounts of certain former subsidiaries of CSK Auto Corporation. Such subsidiaries were inactive and were sold or liquidated during the fiscal year ended January 28, 1996. All intercompany accounts and transactions are eliminated in consolidation. On April 8, 1998, Schuck's Distribution Co., Kragen Auto Supply Co. and TRK Socal, Inc. were merged into Auto.

  Fiscal Year

     The Company's fiscal year-end is on the Sunday nearest to January 31 of the following calendar year. The years ended February 1, 1998 (fiscal "1997") and January 28, 1996 (fiscal "1995") consisted of 52 weeks, while the year ended February 2, 1997 (fiscal "1996") consisted of 53 weeks.

  Cash Equivalents

     Cash equivalents consist primarily of certificates of deposit with maturities of three months or less when purchased.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. As of February 1, 1998, the Company had cash and cash equivalents on deposit with a major financial institution which were in excess of FDIC insured limits. Historically, the Company has not experienced any losses of its cash and cash equivalents due to such concentration of credit risk.

     The Company does not hold collateral to secure payment of its trade accounts receivable. However, management performs ongoing credit evaluations of its customers' financial condition and provides an allowance for estimated potential losses. Exposure to credit loss is limited to the carrying amount. Accounts receivable is primarily comprised of amounts due from vendors for rebates or allowances and from commercial sales customers.

  Inventories and Cost of Sales

     Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out method. Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. The Company recognizes vendor rebates, discounts and allowances based on the terms of the underlying agreements. Such amounts may be recognized immediately, amortized over the life of the applicable

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED agreements, or recognized as inventory is sold. Certain operating and administrative costs are capitalized in inventories. The amounts of capitalized operating and administrative costs included in inventory as of February 1, 1998 and February 2, 1997 were approximately $11.8 million and $9.7 million, respectively. The replacement cost of inventories approximated $316.2 million at February 1, 1998 and $225.6 million at February 2, 1997.

  Property and Equipment

     Property, equipment and purchased software are recorded at cost. Depreciation and amortization are computed for financial reporting purposes utilizing primarily the straight line method over the estimated useful lives of the related assets which range from 5 to 25 years, or for leasehold improvements and property under capital lease, the base lease term or estimated useful life, if shorter. Maintenance and repairs are charged to earnings when incurred.

  Store Preopening Costs

     Store preopening costs, consisting primarily of incremental labor, supplies and occupancy costs directly related to the opening of specific stores, are capitalized as prepaid expenses and other current assets and expensed during the month in which the store is opened.

  Internal Software Development Costs

     Internal software development costs, consisting primarily of incremental internal labor costs and benefits, are expensed as incurred. Total amounts charged to operations for fiscal years 1997, 1996 and 1995 were approximately $1.3 million, $1.5 million and $6.2 million, respectively.

  Leasehold Interests

     Leasehold interests represent the discounted net present value of the excess of the fair rental value over the respective contractual rent of facilities under operating leases acquired in business combinations. Amortization expense is computed on a straight-line basis over the respective lease terms. Accumulated amortization totaled $16.2 million and $16.3 million at February 1, 1998 and February 2, 1997, respectively.

  Store Closing Costs

     The company provides an allowance for estimated costs and losses to be incurred in connection with store closures and losses on the disposal of store-related assets, which is net of anticipated sublease income. See Note 12.

  Advertising

     The Company expenses all advertising costs as such costs are incurred. Amounts due under vendor cooperative advertising agreements are recorded as receivables until their collection. Advertising expense for fiscal years 1997, 1996 and 1995 totaled approximately $23.7 million, $21.8 million and $19.8 million, respectively.

  Assets Held for Sale

     Assets held for sale consist of newly acquired land, buildings and store fixtures owned by the Company which the Company intends in the next twelve months to sell to and lease back from third parties under operating lease arrangements.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
  Long-lived Assets

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, requires recognition of impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the carrying value of long-lived assets under the provisions of SFAS 121 on a quarterly basis. Based upon such evaluations, no impairment loss has been recognized in the accompanying consolidated financial statements.

  Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities ("temporary differences") and their financial reporting amounts at each year end based on enacted tax laws and statutory rates applicable to the period in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations thereof. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 9.

  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supercedes APB Opinion No. 15, Earnings per Share ("APB 15"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is calculated similarly to fully diluted EPS pursuant to APB 15, with some modifications. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period EPS data presented after the effective date. Consequently, the Company has adopted and implemented FAS 128 effective as of fiscal 1997 and has restated all prior period EPS data presented within these financial statements.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
     Calculation of shares used in computing per share amounts under the provisions of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98 is summarized as follows:

                                                  FEBRUARY 1,    FEBRUARY 2,    JANUARY 28,
                                                     1998           1997           1996
                                                  -----------    -----------    -----------
Common stock outstanding:
  Beginning of year.............................  17,105,000      8,723,550      8,723,550
  End of year...................................  19,133,388     17,105,000      8,723,550
Issued or acquired during year..................   2,008,388      8,381,350              0
                                                  ----------     ----------      ---------
Weighted average number of shares...............  17,400,214     10,818,913      8,723,550
Effects of Dilutive Securities..................     611,452              0              0
                                                  ----------     ----------      ---------
Shares used in computing per share amounts......  18,011,666     10,818,913      8,723,550
                                                  ==========     ==========      =========

     Shares issuable under employee stock options are excluded from the shares used in computing per share amounts for fiscal 1996 and 1995 under the assumption that their effect is anti-dilutive. A nominal issuance of 8,723,550 shares of common stock occurred during fiscal 1995.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Reclassifications

     Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

  New Accounting Standards

     During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," which had no effect on the Company's financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The Company will adopt these statements during fiscal 1998. As these statements only require additional disclosures in the Company's financial statements, their adoption will not have any effect on the Company's financial position or results of operations.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1,"Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP defines the characteristics of internal-use computer software criteria for capitalization, and financial statement disclosure requirements. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
Company is in the process of evaluating the impact of early adoption of SOP 98-1 upon its financial position and results of operations.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities." The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, or commencing some new operation. The SOP requires that the costs of start-up activities be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company's current accounting policy with respect to the cost of start-up activities is to defer such costs for the approximately three month period of time that it takes to develop a new store facility and to expense such costs during the month that the new store opens. The Company is in the process of evaluating the impact of early adoption of SOP 98-5 upon its financial position and results of operations.

NOTE 2 -- ACQUISITION AND FINANCINGS

     In October 1996, certain affiliates of Investcorp and certain other investors (collectively with Investcorp, the "Investcorp Group") acquired a 51% common equity interest in the Company for $105.0 million in cash from Carmel, which previously had held 100% of the common equity interests in the Company. A corporation in which an affiliate of Investcorp held a minority interest also purchased $40.0 million in aggregate principal amount of the Company's 12% Subordinated Notes for $40.0 million in cash, and the Company in turn purchased $40.0 million of preferred stock of Auto. Transatlantic Finance, Ltd., an affiliate of Carmel ("Transatlantic," and with Carmel, the "Carmel Group") purchased $10.0 million in aggregate principal amount of the Company's 12% Subordinated Notes, and the Company in turn purchased $10.0 million of preferred stock of Auto. Auto then borrowed $100.0 million under the Senior Credit Facility, which together with the net proceeds from the sale of $125.0 million of Auto's 11% Senior Subordinated Notes due 2006 and the net proceeds from the sale by Auto to the Company of $50.0 million of preferred stock, following a dividend to the Company by Auto, was used to redeem the stock of the Company held by Carmel for $238.5 million. Carmel then purchased from the Company for $100.9 million a 49% common equity interest in the Company. Auto then repaid amounts outstanding under a then existing credit agreement, which was terminated, and paid $9.9 million to members of management pursuant to previously existing equity participation agreements and incurred additional expenses of $22.7 million related to the foregoing. The foregoing transactions are referred to collectively as the "Acquisition and Financings." Following the Acquisition and Financings, the Investcorp Group owned a 51% common equity interest in the Company, a corporation in which an affiliate of Investcorp held a minority interest owned $40.0 million in aggregate principal amount of the Company's 12% Subordinated Notes, Carmel owned a 49% common equity interest in the Company, Transatlantic owned $10.0 million in aggregate principal amount of the Company's 12% Subordinated Notes and the Company owned 100% of the common equity and $50.0 million of preferred stock of Auto.

     Prior to the Acquisition and Financings, the Company had entered into incentive compensation agreements with certain of its executives pursuant to which they would be compensated in a sale of the Company's equity securities as if they owned specified percentages of the Company's outstanding common stock. Pursuant to these agreements, two former and five current executive officers received certain payments in connection with the Acquisition and Financings based upon the consideration they would have been entitled to if they had owned an aggregate of 6.4% of the Company's common stock and had sold all of such common stock in connection with the Acquisition at the price per share paid for such shares in the Acquisition and Financings. Upon closing of the Acquisition, the Company became obligated in the amount of approximately $19.9 million under these equity participation agreements. The Company expensed this full amount plus a

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 2 -- ACQUISITION AND FINANCINGS -- CONTINUED provision for estimated payroll taxes thereon during the fourth quarter of fiscal 1996 when the Acquisition and Financings were consummated and paid $9.9 million (approximately 50% of the total obligation) with proceeds from the Financings. The Company paid the remaining balance in November 1997 and Carmel reimbursed the Company for approximately 60% (the estimated after-tax cost to the Company) of the amount of such final payment. Such estimated reimbursement has been recorded as a "Stockholder Receivable" and as "Additional Paid-in Capital".

     In addition, the Company incurred legal, accounting, consulting, bridge loan commitment and other Acquisition and Financings fees and expenses of approximately $12.5 million.

     The sources and uses of cash in the Acquisition and Financings which transpired on October 30, 1996 were as follows (in thousands):

SOURCES OF CASH
Issuance of 11% Senior Subordinated Notes...................  $125,000
Senior Credit Facility -- Term Loan.........................   100,000
Issuance of 12% Subordinated Notes..........................    50,000
Capital Contribution from Carmel............................   100,882
                                                              --------
                                                              $375,882
                                                              ========
USES OF CASH
Redemption of stock held by Carmel..........................  $238,468
Payments under Equity Participation Agreements..............    10,121
Retirement of then existing credit agreement................    93,072
Payments for debt issuance costs............................    18,632
Payments for advisory and financing fees....................    14,542
Increase in working capital.................................     1,047
                                                              --------
                                                              $375,882
                                                              ========

NOTE 3 -- TRAK WEST ACQUISITION

     On December 8, 1997, the Company acquired a newly formed subsidiary ("TrakWest") of Trak Auto Corporation ("Trak Auto"). Upon its formation, Trak Auto contributed to Trak West the fixtures and equipment, merchandise inventories and store leases of 82 specific store sites in Southern California,together with the merchandise inventory of the Ontario, California distribution center operated by Trak Auto. After this contribution, Trak West had no liabilities and owned no other assets than those previously described.

     The Company acquired Trak West for a total cost of approximately $34.5 million and financed its acquisition with a $22.0 million equity investment by affiliates of the Company's existing stockholders and borrowings under the Senior Credit Facility. In connection with the sale of capital stock to the Investcorp Group, an affiliate of Investcorp was paid a $1.0 million placement fee. In connection with the negotiation of the Trak West Acquisition, TG Investments, Ltd., an affiliate of Carmel, was paid a $1.0 million consulting fee.

     The Trak West Acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from December 9, 1997, the first day of operations subsequent to the acquisition, and were not material.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 3 -- TRAK WEST ACQUISITION -- CONTINUED
     The purchase price was allocated based upon the fair market values of assets acquired at December 8, 1997 as follows (in thousands):

Inventories........................................  $35,322
Closed store reserves..............................     (625)
Benefits costs.....................................     (193)
                                                     -------
          Total....................................  $34,504
                                                     =======

     No goodwill was recorded in connection with this acquisition.

NOTE 4 -- TRANSACTIONS AND RELATIONSHIPS WITH RELATED PARTIES

     During the years ended January 28, 1996 and February 2, 1997, the Company received approximately $14.1 million and $18.5 million, respectively, of proceeds from the sale of realty and fixtures to an affiliate at amounts that equaled the Company's cost, which approximated fair market value. The related assets were subsequently leased back by the Company under operating lease arrangements. No such transactions occurred during fiscal 1997.

     In October 1989, the Company entered into a nine year lease (the "Initial Lease") for its corporate headquarters in Phoenix, Arizona, with an unaffiliated landlord. The lease relates to approximately 78,577 square feet and provides for a current base rent of approximately $1,490,000 per year. During January 1994, Missouri Falls Holdings Corp., an affiliate of the Company, acquired an interest in the partnership ("Missouri Falls Partners") which acquired the building and assumed the lease between the Company and the former landlord. In April 1995, the Company assumed a lease (the "Subsequent Lease") between a former tenant and Missouri Falls Partners for approximately 11,683 square feet of additional office space at a current lease rent of $148,958 per year. In connection with the Acquisition and Financings, both the Initial Lease and the Subsequent Lease were extended through October 2006 and, at its originally scheduled termination in April 1998, rent under the Subsequent Lease will increase to the same per square foot rent as is charged under the Initial Lease. Additionally, the Company rents approximately 5,754 square feet of additional space at these premises for an annual rental of $106,449 under two separate lease documents with expiration dates of February and March, 2000, respectively. The Company also leases certain other facilities from related parties (see Note 7). The Company also leases from MFP Holdings, LLC, an affiliate of Carmel, a parking lot adjacent to its corporate headquarters for an annual rental of $62,506 under a separate lease document with an expiration date of October 2006.

     The sum of approximately $15.5 million was paid to Transatlantic as of December 27, 1996 pursuant to the Company's promissory note dated July 24, 1996. The promissory note was issued to evidence a loan to the Company in the amount of $15.0 million, the proceeds of which were used for the payment of vendors.

     The Company paid Transatlantic, in April of 1998, the sum of $1.0 million on account of fees for past financings.

     Pursuant to an agreement (the "Real Estate Agreement") entered into at the closing of the Acquisition and Financings, Transatlantic Finance, Ltd., an affiliate of Carmel or one or more of its affiliates (each a "Funding Company" and, collectively the "Funding Companies") may acquire and develop land and buildings on sites selected by the Company and lease such sites to the Company under operating leases. At the closing of each land purchase, a Funding Company, as landlord, and the Company, as tenant, will enter into a triple net lease with respect to such land, and the buildings and improvements erected or to be erected thereon. The obligation of the Funding Companies to acquire and develop additional properties will cease when the cost of all such acquisitions (including construction costs) would exceed $50.0 million, provided that as leased

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 4 -- TRANSACTIONS AND RELATIONSHIPS WITH RELATED PARTIES -- CONTINUED properties are disposed of to third parties by the Funding Companies, funds available to purchase additional properties will be replenished. The term of the commitment for the investment in such land purchases and leases commenced on October 30, 1996 and on October 30, 1997, the Company notified Transatlantic of its intent to terminate its participation in the facility. As of February 1, 1998, the Funding Company had 35 properties in various stages of completion which reduced availability under this facility by approximately $25.5 million.

     In connection with the Acquisition and Financings, $40.0 million of the Company's 12% Senior Subordinated Notes were acquired by a designee of the Investcorp Group, Southwest Finance Limited ("Southwest Finance"), a company in which an affiliate of Investcorp holds a minority interest. In connection with the purchase of the 12% Subordinated Notes, Southwest Finance Limited received a fee of $4.0 million. In addition, Transatlantic acquired $10.0 million of the 12% Subordinated Notes. Also, in connection with the Acquisition, Invifin S.A., an affiliate of Investcorp ("Invifin"), received a fee of $1.575 million for providing a standby commitment to fund the amount of the Senior Credit Facility and the Company paid Investcorp International Inc. ("International") advisory fees of $1.275 million. The Company also paid $3.15 million to International for arranging the Senior Credit Facility.

     In addition, in connection with the Acquisition, the Company entered into a five year agreement for management advisory and consulting services (the "Management Agreement") with International pursuant to which the Company paid International at the closing of the Acquisition $5.0 million for the entire term of the Management Agreement in accordance with its terms. The Management Agreement was terminated in connection with the completion of an initial public offering of the common stock of the Company (the "Offering"), as more fully described in Note 6. In connection with the termination of the agreement, the Company will recognize a charge to earnings of approximately $3.6 million in fiscal 1998.

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following (in thousands):

                                             FEBRUARY 1,    FEBRUARY 2,
                                                1998           1997            ESTIMATED USEFUL LIFE
                                             -----------    -----------    -----------------------------
Land.......................................   $    921       $  1,114
Buildings..................................      1,155          1,301      25 years
Leasehold Improvements.....................     47,136         43,694      15 years or life of lease
Furniture, fixtures and equipment..........     70,150         53,889      10 years
Property under capital leases..............     45,013         46,488      5-15 years or life of lease
Purchased software.........................      5,720          5,009      5 years
                                              --------       --------
                                               170,095        151,495
Less accumulated depreciation and
  amortization.............................    (84,155)       (80,132)
                                              --------       --------
Property & equipment, net..................   $ 85,940       $ 71,363
                                              ========       ========

     Accumulated amortization of property under capital leases totaled $22.3 million and $25.8 million at February 1, 1998 and February 2, 1997, respectively.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 6 -- LONG TERM DEBT

  Senior Credit Facility

     Amendment of Senior Credit Facility

     On December 8, 1997, in connection with the consummation of the Trak West Acquisition, Auto amended and restated the Senior Credit Facility to provide maximum borrowings of $300.0 million, subject to the limitations on the incurrence of indebtedness under the Indenture for the 11% Senior Subordinated Notes. As amended and restated, the Senior Credit Facility provides for a $175.0 million term loan and a revolving credit facility with maximum borrowings of $125.0 million. In addition to increasing the term loan and revolving credit facility availability by $75.5 million and $25.0 million, respectively, the amendment and restatement primarily provided for: (i) an initial reduction in the interest rate for the term loan and the revolving credit facility and the introduction of a pricing grid which periodically permits adjustment based upon Auto's degree of leverage; (ii) the elimination of the previous borrowing base restrictions on revolving credit borrowings; (iii) capital expenditure "baskets" for the Trak West Acquisition and for up to $50.0 million of other acquisitions subject to pro forma compliance with financial covenants; and (iv) a $50.0 million revolving capital expenditure "basket" of funds that can be used by Auto to finance store purchase and development activities. The term loan portion of the Senior Credit Facility matures on October 31, 2003 and the revolving credit portion matures on October 31, 2001.

     The Company recognized an extraordinary charge of $5.1 million ($3.0 million net of income taxes) in the fourth quarter of fiscal 1997 to reflect the write-off of certain deferred financing costs associated with the early extinguishment of the original Senior Credit Facility.

     Borrowings under the Senior Credit Facility are collateralized by a first priority security interest in substantially all of the personal property of Auto, subject to certain permitted liens. The Company also issued a guarantee of such borrowings under the Senior Credit Facility, which guarantee is collateralized by a pledge by the Company of all issued and outstanding capital stock of Auto. Each of the U.S. subsidiaries of Auto, Schuck's Distribution Co., Kragen Auto Supply Co. and TRK Socal, Inc., also issued a guarantee under the Senior Credit Facility which is collateralized by a first priority security interest in substantially all personal property of such subsidiary, and Auto pledged the issued and outstanding capital stock of each of these subsidiaries. On April 8, 1998, Schuck's Distribution Co., Kragen Auto Supply Co. and TRK Socal, Inc. were merged into Auto.

     In addition, the Senior Credit Facility prohibits, with certain limited exceptions, the optional or mandatory prepayment or other defeasance of Auto's 11% Senior Subordinated Notes. The Senior Credit Facility further requires that, under certain circumstances, Auto make prepayments of the Term Loans outstanding thereunder with (i) 75% of any Excess Cash Flow (as defined in the Facility) and
(ii) 50% of the Net Proceeds (as defined therein) from certain offerings of the Company's voting stock.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 6 -- LONG TERM DEBT -- CONTINUED
     Borrowings under the Senior Credit Facility are as follows (in thousands):

                                                              FEBRUARY 1,    FEBRUARY 2,
                                                                 1998           1997
                                                              -----------    -----------
Term Loan, variable interest rates, average 8.7% and 8.6%
  for fiscal 1997 and 1996, respectively, semi-annual
  installments payable June 30 and December 31 through 2003,
  final installment is due October 31, 2003.................   $175,000       $100,000
Revolving Credit Commitment, variable interest rates,
  average rate 8.2% and 8.1% for fiscal 1997 and 1996,
  respectively, $125.0 million maximum capacity at February
  1, 1998, $59.95 million undrawn availability at February
  1, 1998...................................................     65,050         38,000
                                                               --------       --------
          Total.............................................    240,050        138,000
Less: Current maturities....................................      1,000          1,000
                                                               --------       --------
                                                               $239,050       $137,000
                                                               ========       ========

     Commitment fees on available funds under the Revolving Credit Commitment are payable quarterly in arrears on the average daily unused amount of the total commitment at the rate of 1/2 of 1% per annum. Commitment fees totaling $194,000 and $104,000 were incurred in fiscal 1997 and 1996, respectively.

     The terms of the Senior Credit Facility include restrictions on investments, capital expenditures, dividends and certain other payments and require the Company to meet certain financial covenants. The Company was in compliance with all such covenants at February 1, 1998.

  11% Senior Subordinated Notes Due 2006

     On October 30, 1996, Auto issued and sold in a private placement $125.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Old 11% Notes") pursuant to an Indenture (the "Auto Indenture"), between Auto and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee. On March 13, 1997, Auto offered to exchange up to all outstanding Old 11% Notes for a like principal amount of its 11% Series A Senior Subordinated Notes due 2006 (the "11% Senior Subordinated Notes") issued pursuant to the Indenture in a transaction registered under the Securities Act of 1933, as amended. Auto consummated the exchange offer on June 18, 1997, with all of the Old 11% Notes being exchanged for the 11% Senior Subordinated Notes.

     The 11% Senior Subordinated Notes bear interest at 11% per year, payable semiannually in arrears on each May 1 and November 1, and mature on November 1, 2006. The 11% Senior Subordinated Notes are general, unsecured senior subordinated obligations. The 11% Senior Subordinated Notes were guaranteed fully, unconditionally and jointly and severally by all of Auto's subsidiaries and will be similarly guaranteed by any future United States subsidiaries of Auto, on a senior subordinated basis. On April 8, 1998, Schuck's Distribution Co., Kragen Auto Supply Co. and TRK Socal, Inc. were merged into Auto.

     On and after November 1, 2001, the 11% Senior Subordinated Notes will be redeemable, at the option of Auto, in whole or in part, upon not less than 30 nor more than 60 day's notice, at the redemption prices set forth below (expressed in percentages of principal amount), plus accrued and unpaid interest thereon, if any,

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 6 -- LONG TERM DEBT -- CONTINUED
to the applicable redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

                                                     REDEMPTION
                      PERIOD                           PRICE
                      ------                         ----------
2001...............................................   105.500%
2002...............................................   103.667%
2003...............................................   101.833%
2004 and thereafter................................   100.000%

     In addition, at any time on or prior to November 1, 1999, Auto may (but will not have the obligation to) redeem up to 35% of the aggregate principal amount of the 11% Senior Subordinated Notes at a redemption price of 110% of the principal amount thereof, in each case plus accrued and unpaid interest thereon, if any, to the redemption date, with the net proceeds of an Equity Offering (as defined in the Indenture); provided that at least 65% of the original aggregate principal amount of the 11% Senior Subordinated Notes remain outstanding immediately after the occurrence of such redemption; and provided further, that such redemption will occur within 60 days of the date of the closing of such Equity Offering.

  12% Subordinated Notes Due 2008

     On October 30, 1996, the Company issued and sold in a private placement $10.0 million aggregate principal amount of 12% Subordinated Series A Notes due 2008 (the "Series A Notes") pursuant to an Indenture, between the Company and Transatlantic Finance, Ltd., as Trustee and $40.0 million aggregate principal amount of 12% Subordinated Series B Notes due 2008 (the "Series B Notes", and together with the Series A Notes, the "12% Subordinated Notes") pursuant to an Indenture, between the Company and AIBC, N.V., as Trustee. The terms of the Series A Notes and the Series B Notes are identical.

     The 12% Subordinated Notes bear interest at 12% per year, payable semiannually in arrears on each April 30 and October 31, and mature on October 31, 2008. The 12% Subordinated Notes are general, unsecured senior subordinated obligations of the Company. The 12% Subordinated Notes are subordinated to all senior indebtedness of the Company, including the Company's guarantee of the Senior Credit Facility. The Series A Notes and Series B Notes rank pari passu with one another.

     The 12% Subordinated Notes are redeemable at any time and from time to time, at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at a redemption price of 101% of the principal amount redeemed, plus accrued and unpaid interest thereon, if any, to the redemption date.

     Included in other assets are the following charges associated with the Acquisition and Financings which have been deferred and are being amortized over the life of the related debt instrument (in thousands):

                                                        FEBRUARY 1,    FEBRUARY 2,
                                                           1998           1997
                                                        -----------    -----------
11% Senior Subordinated Notes.........................    $ 7,711        $ 7,369
12% Subordinated Notes................................      4,000          4,000
Senior Credit Facility................................      1,418          6,263
                                                          -------        -------
Accumulated amortization..............................     (1,222)          (282)
                                                          -------        -------
          Total.......................................    $11,907        $17,350
                                                          =======        =======

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 6 -- LONG TERM DEBT -- CONTINUED
     At February 1, 1998, the estimated maturities of long term debt were (in thousands):

FISCAL YEAR                                                   (IN THOUSANDS)
-----------                                                   --------------
1998........................................................     $  1,000
1999........................................................        1,000
2000........................................................        1,000
2001........................................................      111,050
2002........................................................       63,000
Thereafter..................................................      238,000
                                                                 --------
                                                                 $415,050
                                                                 ========

     On March 17, 1998, the Company completed an initial public offering of approximately 8.6 million shares of its common stock. The Offering generated net proceeds of approximately $159.1 million which were used to reduce outstanding debt of the Company, as follows, (in millions):

12% Subordinated Notes......................................  $ 50.0
11% Senior Subordinated Notes...............................    43.8
Senior Credit Facility......................................    53.8
Premiums on retirement......................................     4.9
Accrued interest............................................     6.6
                                                              ------
                                                              $159.1
                                                              ======

     Upon the retirement of the Company's 12% Subordinated Notes, all of Auto's outstanding preferred stock was cancelled. Upon the consummation of the Offering, the Company recorded an extraordinary loss of approximately $6.9 million, net of taxes. Such extraordinary loss consists primarily of the premiums paid in connection with the redemption of indebtedness and the write-off of a portion of deferred debt issuance costs.

NOTE 7 -- LEASES

     The Company leases its office and warehouse facilities and a majority of its stores and equipment. Generally, store leases provide for minimum rentals and the payments of utilities, maintenance, insurance and taxes. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. The majority of lease agreements are for base lease periods ranging from 15 to 20 years, with three to five renewal options of five years each.

     Operating lease rental expense is as follows (in thousands):

                                                         FISCAL YEAR
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Minimum rentals...............................  $57,900    $51,214    $48,629
Contingent rentals............................    1,251      1,455      1,094
Sublease rentals..............................   (4,629)    (4,763)    (4,369)
                                                -------    -------    -------
                                                $54,522    $47,906    $45,354
                                                =======    =======    =======

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 7 -- LEASES -- CONTINUED
     Future minimum lease obligations under non-cancelable leases at February 1, 1998, are as follows (in thousands):

                                                          OPERATING    CAPITAL
                    FOR FISCAL YEARS                       LEASES      LEASES
                    ----------------                      ---------    -------
1998....................................................  $ 64,325     $11,571
1999....................................................    59,126       9,720
2000....................................................    54,289       3,785
2001....................................................    51,726       2,854
2002....................................................    44,551       2,157
Thereafter..............................................   239,703       1,051
                                                          --------     -------
                                                          $513,720      31,138
                                                          ========
Less amounts representing interest......................                (6,226)
                                                                       -------
Present value of obligations............................                24,912
Less current portion....................................                (8,671)
                                                                       -------
Long term obligation....................................               $16,241
                                                                       =======

     The above amounts include future minimum lease obligations under operating leases with affiliates totaling $61.9 million at February 1, 1998. Operating lease rental expense under leases with affiliates totaled $2.4 million for the year ended February 1, 1998, $3.2 million for the year ended February 2, 1997 and $1.8 million for the year ended January 28, 1996.

     The implicit interest rate of capital leases varies from 4.3% to 14.8% with an average implicit rate of approximately 11.0%.

NOTE 8 -- CAPITAL STOCK

     In connection with the Acquisition and Financings, the Company completed a recapitalization of its common stock. All 100 shares of common stock outstanding at the date of the Acquisition were converted into 8,723,550 shares of Class A, Class C, Class D and Class F capital stock. All of the Class F Stock (consisting of 100 shares) was then redeemed at an aggregate redemption price of approximately $238.5 million. Concurrently therewith, the Company issued 8,381,450 shares of Class E Stock to an affiliate at an issue price of $100.9 million. See Note 2, "Acquisition and Financings".

     In connection with the Offering, the Company's Board of Directors approved a 17.105 to 1 stock split, subject to shareholder approval, which was subsequently obtained. Accordingly, all share and option information contained herein has been adjusted to give retroactive effect to such stock split. In addition, under the terms of the Company's restated Certificate of Incorporation in effect at the time of the Offering, each share of each class of issued and outstanding capital stock of the Company automatically converted to common stock upon the consummation of the Offering on March 17, 1998.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 8 -- CAPITAL STOCK -- CONTINUED
     The Company's capital stock, as adjusted for the stock split discussed above, consists of the following:

                                                             SHARES ISSUED AND OUTSTANDING
                                              SHARES      ------------------------------------
              TYPE OF STOCK                 AUTHORIZED    FEBRUARY 1, 1998    FEBRUARY 2, 1997
              -------------                 ----------    ----------------    ----------------
Class A, $.01 par value...................   7,318,135        7,318,135           7,318,135
Class B, $.01 par value...................   1,900,554          180,600                  --
Class C, $.01 par value...................   2,252,078        2,252,061           1,319,890
Class D, $.01 par value...................      85,525           85,525              85,525
Class E, $.01 par value...................   9,277,084        9,277,067           8,381,450
Class F, $.01 par value...................          --               --                  --
Common stock, $.01 par value..............  20,833,376               --                  --
                                            ----------       ----------          ----------
                                            41,666,752       19,113,388          17,105,000
                                            ==========       ==========          ==========

     In March 1998, the Company amended its Certificate of Incorporation to increase the total common stock authorization to 50 million shares.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     The Company provides various health, welfare and disability benefits to its full-time employees which are funded primarily by Company contributions. The Company does not provide post-employment or post-retirement health care or life insurance benefits to its employees.

  Retirement Program

     The Company sponsors a 401(k) plan which is available to all employees of the Company who have completed one year of continuous service. The Company matches from 40% to 60% of employee contributions in 10% increments, based on years of service with the Company, up to 6% of the participant's base salary. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company's matching contributions totaled $394,500, $288,000 and $267,000 for fiscal years 1997, 1996 and 1995, respectively.

  1996 Stock Option Plans

     In connection with the Offering, the Board of Directors of the Company approved a 17.105 to 1 stock split, subject to shareholder approval, which was subsequently obtained. Accordingly, all share and option information contained herein has been adjusted to give retroactive effect to such stock split. In addition, under the terms of the restated Certificate of Incorporation of the Company in effect at the time of the Offering, each share of each class of issued and outstanding capital stock of the Company automatically converted to common stock upon the consummation of the Offering. Consequently, all Class B Stock referred to throughout Note 9 automatically converted to common stock on March 17, 1998.

     On October 30, 1996, the Company awarded options to purchase shares of Class B Stock under its Associate Stock Option Plan (the "Associate Plan") and its Executive Stock Option Plan (the "Executive Plan" and together with the Associate Plan, the "Plans") in order to provide incentives to store managers and salaried corporate and warehouse employees of the Company. In October 1996 and February 1997, the Company's Board of Directors approved the Associate Plan and the Executive Plan, respectively.

     The Plans may be administered by a committee of the Board of Directors of the Company, which would have broad authority in administering and interpreting the Plans, or, if a committee has not been appointed, by the entire Board of Directors. The Plans provide that, at such time as the Company has a class of equity

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 9 -- EMPLOYEE BENEFIT PLANS -- CONTINUED securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the committee must consist entirely of "Non-Employee Directors" (as defined in Rule 16b-3 under the Exchange Act). A committee has not yet been appointed to administer the Plans.

     Options to purchase up to an aggregate of 1,026,300 and 684,200 shares of Class B Stock may be granted under the Associate Plan and the Executive Plan, respectively. Options granted under the Plans may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. In the event of a sale of more than 80% of the outstanding shares of capital stock of the Company or 80% of its assets, the vested portion of an option and, under circumstances, the unvested portion will be purchased by the Company. All options expire on the seventh anniversary of the date of grant (or, under certain circumstances, 30 days later).

     As a result of the Offering, each option granted under the Plans will become exercisable upon vesting. Options granted under the Associate Plan vest in three equal installments on the second, third and fourth anniversaries of the date of their grant, assuming the associate's employment continues during this period ("Four Year Vesting"). Options granted under the Executive Plan are subject to the Four Year Vesting as to 84% of such options and performance vesting (over the same four years) as to the remaining 16%. The performance vesting criteria is based upon achieving specified operating results. Partial vesting of options subject to performance vesting occurs if the Company achieves less than 95% of the specified operating results. Any portion of options granted under the Executive Plan which are subject to performance vesting and which do not vest during the four years will automatically vest 90 days prior to the end of the option's term. If the specified operating results are exceeded for any year by at least 10%, the executive will receive options for up to an additional 5% (20% on a cumulative basis) of his or her original option grant (no such additional options have been granted).

     As of February 1, 1998, the Company has granted options to purchase 679,151 shares under the Associate Plan and 385,622 shares under the Executive Plan, net of cancellations. The exercise price applicable to these options is $12.04 per share with respect to 993,833 shares and the exercise price is $20.00 with respect to 70,940 shares. Except for 96,062 options granted under the Executive Plan (see "Employment Agreements" below), these exercise prices represent the fair market value at the date of grant based upon the price paid for such shares in the Acquisition and other valuation analyses performed by the Company, or the Offering, as applicable.

  Employment Agreements

     Auto has entered into employment agreements with the Chairman and the President pursuant to which they are paid fixed base salaries and are eligible for bonuses based upon the earnings before interest, taxes, depreciation and amortization ("EBITDA") and, in the case of the Chairman, an additional bonus at the discretion of the Board of Directors. The agreements do not contain stated termination dates, but rather are terminable at will by either party. If Auto were to terminate the employment of the Chairman and President without cause, or if they terminate their employment for good reason, Auto has agreed to pay to the Chairman his base salary and performance bonus for a period of 24 months and to the President his base salary for one year. The Chairman also received a loan of $550,000 from the Company, bearing interest at 4.535% and due in 1999.

     In connection with the commencement of his employment, the Company agreed to pay the Chairman $1,000,000 which, in turn, was used by the Chairman to purchase 83,079 shares of Class B Stock from a member of the Investcorp Group, reflecting a share value of $12.04, the fair market value at the date of the agreement, based on the price paid for such shares in the Acquisition. Under the Chairman's employment agreement, the shares vested 50% upon commencement of employment with an additional 25% vesting at each

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 9 -- EMPLOYEE BENEFIT PLANS -- CONTINUED of the first and second anniversary of the agreement. The Company has also loaned the Chairman approximately $440,000 to pay the income tax consequences of the award. The loan bears interest at the rate applicable to borrowings under the Revolving Credit Commitment, and is due in 2000.

     In connection with the execution of his employment agreement, the Company's Chairman received an option for 401,967 shares of Class B Stock, exercisable at $12.04 per share. As a result of vesting acceleration triggered by an initial public offering, this option will generally vest and become exercisable on the second anniversary of the Offering, subject to earlier vesting based upon the achievement of certain EBITDA targets and the occurrence of other specified events. In connection with the Trak West Acquisition, the Company's Chairman received an option for 39,940 shares of Class B Stock, exercisable at $12.04 per share, effective as of February 1, 1998. This option will vest and become exercisable in four equal annual installments beginning in April 1999. In connection with the issuance of these options, the Company will recognize a charge to earnings of approximately $0.2 million over the vesting period for the difference between the exercise price and the fair market value of the Class B Stock at the date of grant. In connection with the Offering, the Company's Chairman received an option for 216,634 shares of common stock, exercisable at $20.00 per share, the fair market value at the date of grant based on the Offering. This option will vest and become exercisable in three equal annual installments beginning in April 2000.

     In connection with the execution of his employment agreement, the Company's President received an option for 299,337 shares of Class B Stock, exercisable at $12.04 per share. This option has both vested and become exercisable to the extent of 42,762 shares. As a result of vesting acceleration triggered by an initial public offering, the remainder of this option will generally vest and become exercisable on the second anniversary of the Offering, subject to earlier vesting based upon the achievement of certain EBITDA targets and the occurrence of other specified events.

     In December 1997, the Company entered into stock purchase agreements with certain executives of the Company. Under the terms of the agreements, the Company agreed to issue a total of 180,600 shares of its Class B Stock at a price of $12.04 per share, the same price paid in the Acquisition. In addition, The Company granted certain executives non-qualified options to purchase 96,062 shares of its Class B Stock, also at a price of $12.04 per share. The options contain similar terms and vesting provisions as existing options under the Company's Executive Stock Option Plan. In connection with issuance of these shares, the Company recognized a charge to earnings of $0.9 million in the fourth quarter of fiscal 1997 for the difference between the issuance price and the fair market value of the stock at the date of sale. In addition, in the fourth quarter of fiscal 1997, the Company recorded deferred compensation of approximately $0.5 million to reflect the difference between the exercise price and the fair market value of stock associated with the options granted to certain executives. The deferred compensation will produce a charge to earnings over the vesting period of the options.

     Of the total consideration paid to the Company of $2.2 million in connection with the purchase of the Company's Class B Stock by certain executives, approximately $1.0 million was loaned by the Company to certain executives to purchase 84,550 of the shares (the "Stock Loans"). The Stock Loans were collateralized by the stock under pledge agreements, provide full recourse to the executive, bear interest at the average rate paid by the Company under the revolving portion of its Senior Credit Facility, and mature in December 2003.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 9 -- EMPLOYEE BENEFIT PLANS -- CONTINUED
     Options activity is summarized as follows:

                                                   NUMBER OF
                                                    SHARES      EXERCISE PRICE
                                                   ---------    ---------------
Balance at Jan. 28, 1996.........................         --
  Granted........................................  1,549,441    $         12.04
  Exercised......................................         --
  Canceled.......................................     (8,980)             12.04
                                                   ---------    ---------------
Balance at Feb. 2, 1997..........................  1,540,461              12.04
  Granted........................................    561,709     12.04 -  20.00
  Exercised......................................         --
  Canceled.......................................    (79,518)             12.04
                                                   ---------    ---------------
Balance at Feb. 1, 1998..........................  2,022,652    $12.04 - $20.00
                                                   =========    ===============

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, net loss would have been changed to the pro forma amounts indicated below (in thousands):

                                                        FISCAL 1997    FISCAL 1996
                                                        -----------    -----------
Net loss:
  As reported.........................................      (771)        (24,659)
  Pro forma...........................................    (1,230)        (24,803)

     The fair value of each option grant is estimated on the date of grant using the Minimum Value Method of option pricing, based upon the following input assumptions:

                                                        FISCAL 1997    FISCAL 1996
                                                        -----------    -----------
Dividend yield........................................         0%             0%
Risk free interest rate...............................      5.95%          6.07%
Expected life of options..............................    4 years        5 years

NOTE 10 -- SUPPLEMENTAL SCHEDULE OF CASH FLOWS

     Interest paid during fiscal years 1997, 1996 and 1995 amounted to $36.2 million, $13.4 million and $13.4 million, respectively. No income taxes were paid in fiscal years 1997, 1996 and 1995.

     The Company acquired certain fixtures and other equipment under capital lease arrangements totaling approximately $9.7 million, $2.6 million and $5.8 million in fiscal 1997, 1996 and 1995, respectively.

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 11 -- INCOME TAXES

     The provision (benefit) for income taxes (exclusive of extraordinary items) is comprised of the following (in thousands):

                                                         FISCAL YEAR
                                                -----------------------------
                                                 1997       1996       1995
                                                ------    --------    -------
Current:
  Federal.....................................  $   --    $     --    $(1,801)
  State.......................................      --          --       (406)
                                                ------    --------    -------
                                                    --          --     (2,207)
Deferred:
  Federal.....................................   1,260      (9,750)    (2,922)
  State.......................................     297      (2,109)      (318)
                                                ------    --------    -------
                                                 1,557     (11,859)    (3,240)
                                                ------    --------    -------
          Total...............................  $1,557    $(11,859)   $(5,447)
                                                ======    ========    =======

     The following table summarizes the differences between the Company's provision (benefit) for income taxes and the expected provision (benefit), exclusive of extraordinary items (in thousands):

                                                        FISCAL YEAR
                                               ------------------------------
                                                1997       1996        1995
                                               ------    --------    --------
Income before taxes..........................  $3,801    $(36,518)   $(14,541)
Federal income tax rate......................      34%         34%         34%
                                               ------    --------    --------
Expected provision for income taxes..........   1,292     (12,416)     (4,944)
State taxes, net of federal benefit..........     196      (1,634)       (671)
Other........................................      69       2,191         168
                                               ------    --------    --------
Actual (benefit) provision for income
  taxes......................................  $1,557    $(11,859)   $ (5,447)
                                               ======    ========    ========

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 11 -- INCOME TAXES -- CONTINUED
     The current and non-current deferred tax assets and liabilities consist of the following (in thousands):

                                                      FISCAL YEAR
                                                   ------------------
                                                    1997       1996
                                                   -------    -------
Gross deferred tax assets:
  Store closing costs............................  $ 4,503    $ 6,118
  Salaries and benefits..........................    3,481      7,710
  Capital lease expenditures.....................      824        743
  Internally developed software..................    2,798      2,538
  Preopening costs...............................      360      2,267
  Provision for site selection costs.............    1,783      3,243
  Provision for bad debts........................      953        684
  Tax loss carryforwards.........................   10,216      4,142
  Other..........................................    2,184        716
                                                   -------    -------
          Total gross deferred tax assets........   27,102     28,161
                                                   -------    -------
Gross deferred tax liabilities:
  Inventory......................................    8,500      8,991
  Depreciation...................................      647      1,152
                                                   -------    -------
          Total gross deferred tax liabilities...    9,147     10,143
                                                   -------    -------
Net deferred tax asset...........................  $17,955    $18,018
                                                   =======    =======

     The net deferred tax asset is reflected in the accompanying balance sheets as follows:

                                            1997       1996
                                           -------    -------
Current deferred tax liability, net......  $(4,066)   $  (597)
Non-current deferred tax assets, net.....   22,021     18,615
                                           -------    -------
Net deferred tax asset...................  $17,955    $18,018
                                           =======    =======

     The Company has recorded a deferred tax asset of approximately $10.2 million as of February 1, 1998 reflecting the benefit of tax loss carryforwards totaling $25.8 million which expire in 2013. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company believes that no valuation allowance is required for deferred tax assets in excess of deferred tax liabilities. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced

NOTE 12 -- STORE CLOSING COSTS

     Activity in the provision for store closings and the related store closing costs is as follows (in thousands):

                           BEGINNING   STORE CLOSING   PURCHASE ACCOUNTING     PAYMENTS AND     ENDING
       FISCAL YEAR          BALANCE        COSTS           ADJUSTMENT        NON-CASH CHARGES   BALANCE
       -----------         ---------   -------------   -------------------   ----------------   -------
1997.....................   $15,842       $ 1,640             $625               $(6,755)       $11,352
1996.....................     5,298        14,904               --                (4,360)        15,842
1995.....................     5,745         3,310               --                (3,757)         5,298

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 12 -- STORE CLOSING COSTS -- CONTINUED)
     In January 1997, the Company updated its strategic plan relating to the relocation of certain stores. As a result of the Acquisition and Financings, the Company obtained greater access to capital resources including the availability of a sale-leaseback facility for new stores, thereby improving the Company's ability to implement such relocations. While management believes that there will be long-term operating benefits from this strategy, the Company will incur costs for early lease terminations or negative sub-lease rentals for stores vacated under this plan and, accordingly, a charge to earnings of approximately $12.9 million was recorded in January 1997.

     Store closing costs include estimates for vacancy periods of the related stores through the expiration of the underlying leases, collectibility of rents due from sub-tenants, and similar factors.

NOTE 13 -- LEGAL MATTERS

     The Company is a defendant in various legal matters arising from normal business activities. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's results of operations, financial position or cash flows.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows (in thousands):

                                                     FEBRUARY 1, 1998          FEBRUARY 2, 1997
                                                  ----------------------    ----------------------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  --------    ----------    --------    ----------
Receivables.....................................  $ 37,566     $ 37,566     $ 28,511     $ 28,511
Amounts due under Senior Credit Facility........   240,050      240,050      138,000      138,000
Obligations under 11% Senior Subordinated
  Notes.........................................   125,000      137,500      125,000      125,000
Obligations under 12% Subordinated Notes........    50,000       50,000       50,000       50,000

NOTE 15 -- QUARTERLY RESULTS (UNAUDITED)

     The following table sets forth certain quarterly operating data of the Company for fiscal 1997, 1996 and 1995. The quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown (in thousands).

                                                                  FISCAL 1997
                                                  --------------------------------------------
                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
Net sales.......................................  $201,613    $217,944    $216,908    $209,350
Gross profit....................................    84,112      93,199     100,237     100,096
Transition and integration expenses.............        --          --          --       3,407
Stock-based compensation........................        --          --          --         909
Operating income(1).............................     7,017      12,099      17,108       9,266
Extraordinary loss, net of tax..................        --          --          --      (3,015)
Net income(2)...................................    (1,649)      1,267       4,320      (4,709)
EBITDA..........................................    11,759      17,461      22,454      18,499

                     CSK AUTO CORPORATION AND SUBSIDIARIES

NOTE 15 -- QUARTERLY RESULTS (UNAUDITED) -- CONTINUED

                                                                   FISCAL 1996
                                                  ----------------------------------------------
                                                   FIRST       SECOND      THIRD        FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER(5)
                                                  --------    --------    --------    ----------
Net sales.......................................  $189,185    $200,895    $202,335     $200,677
Gross profit....................................    75,476      82,500      84,773       86,969
Acquisition charge -- equity participation
  agreement.....................................        --          --          --       20,174
Non-recurring store closing charge..............        --          --          --       12,959
Operating income (loss)(3)......................     6,026       7,046       8,426      (24,862)
Other Acquisition & Financings Fees.............        --          --          --       12,463
Net income (loss)(4)............................     1,499       2,113       2,821      (31,092)
EBITDA..........................................    10,910      11,959      13,167       14,508

                                                                  FISCAL 1995
                                                  --------------------------------------------
                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
Net sales.......................................  $172,301    $186,073    $186,054    $173,924
Gross profit....................................    68,589      71,416      74,236      70,294
Operating income................................       390         578       1,145      (2,275)
Net loss........................................    (1,798)     (1,914)     (1,645)     (3,737)
EBITDA..........................................     3,799       4,367       5,473       2,460

---------------
(1) Operating income in the fourth quarter of fiscal 1997 was negatively affected by $3.4 million of transition and integration expenses related to the acquisition of 82 former Trak West stores and by $0.9 million of stock-based compensation. See Notes 3 and 9.

(2) Net income in the fourth quarter of fiscal 1997 was negatively affected by an extraordinary loss of $3.0 million related to the early retirement of debt. See Note 5.

(3) Operating income in the fourth quarter of fiscal 1996 was negatively affected by non-recurring charges of $20.2 million related to the Acquisition and Financings (see Note 2) and by a provision for store closing costs totaling $12.9 million. See Note 12.

(4) Net income in the fourth quarter of fiscal 1996 was negatively affected by non-recurring charges of $32.6 million related to the Acquisition and Financings (see Note 2) as well as by a provision for store closing costs of $12.9 million. See Note 12.

(5) Because fiscal 1996 was a 53 week year, the fourth quarter of fiscal 1996 includes 14 weeks whereas all other quarters presented consist of 13 weeks.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     "Change in Accountants" included in the Company's Registration Statement on Form S-1 (File No. 333-43211) is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each of the directors and executive officers of the Company. Each director of the Company will hold office until the next annual meeting of stockholders of the Company or until his or her successor has been elected and qualified. Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of such Board of Directors.

                   NAME                     AGE                 POSITION AT THE COMPANY
                   ----                     ---                 -----------------------
Maynard Jenkins(1)........................  55     Chairman of the Board and Chief Executive
                                                   Officer(2)
James Bazlen..............................  48     Director, President and Chief Operating Officer
Martin Fraser.............................  43     Senior Vice President -- Merchandising and
                                                   Distribution
Lon Novatt................................  37     Senior Vice President -- Real Estate, General
                                                   Counsel and Secretary
Robert Shortt.............................  37     Senior Vice President -- Commercial Sales and
                                                     Marketing
Henry Torres..............................  35     Senior Vice President -- Information Systems and
                                                   Re-Engineering
Dale Ward.................................  48     Senior Vice President -- Store Operations
Don Watson................................  42     Senior Vice President, Chief Financial Officer and
                                                     Treasurer
Jon P. Hedley.............................  37     Director
Edward G. Lord, III.......................  49     Director
Christopher J. O'Brien....................  39     Director
Charles J. Philippin(1)(3)................  48     Director
Robert Smith(3)...........................  60     Director
Christopher J. Stadler(1).................  33     Director
Jules Trump(1)............................  54     Director(4)
Eddie Trump(1)............................  52     Director
Savio W. Tung.............................  46     Director

---------------
(1) Member of the Compensation Committee.

(2) Mr. Jenkins assumed these positions on January 27, 1997.

(3) Member of the Audit Committee.

(4) Until January 27, 1997, Mr. Trump also served as the Company's Chairman of the Board and Chief Executive Officer.

     MAYNARD JENKINS has been the Chairman of the Board and Chief Executive Officer of the Company and Auto since January 1997. Prior to joining the Company and Auto, Mr. Jenkins served as President and Chief Executive Officer of Orchard Supply Hardware from December 1986 to January 1997. Prior thereto Mr. Jenkins held various executive positions with Gemco.

     JAMES BAZLEN has been a director of the Company since July 1994. He had previously served as a director of the Company from November 1989 through June 1992. Prior to his June 1994 promotion to President and Chief Operating Officer of Auto, Mr. Bazlen was Vice Chairman and Chief Financial Officer of Auto from June 1991 and also served as Senior Vice President of the Trump Group, a private investment group, from March 1986. Mr. Bazlen had been the Senior Vice President of Auto from April 1990 to June 1991. Prior to joining the Trump Group in 1986, Mr. Bazlen served in various executive positions with General Electric Company and GE Capital for thirteen years.

     MARTIN FRASER has been Senior Vice President-Merchandising and Distribution of Auto since October 1997. Prior to that, Mr. Fraser was Vice President of Distribution and Replenishment of Auto since August 1995. From September 1989 to August 1995, he served in several executive positions, including Vice President of Logistics and Vice President-Inventory Management.

     LON NOVATT has been Senior Vice President-Real Estate, General Counsel and Secretary of Auto since June 1997. Prior to that, Mr. Novatt was Vice President-Legal, General Counsel and Secretary of Auto, since December 1995. From March 1994 to November 1995, Mr. Novatt was Senior Counsel for Broadway Stores, Inc., a department store chain. From October 1985 to February 1994, Mr. Novatt was with the Los Angeles law firm of Freeman, Freeman & Smiley where he was a partner from January 1992 to February 1994.

     ROBERT SHORTT has been Senior Vice President-Commercial and Marketing of Auto since October 1997. Prior to that, Mr. Shortt was Vice President-Merchandising and Marketing of Auto since April 1996. From April 1995 to April 1996, Mr. Shortt was Vice President of Marketing for the Price Pfister division of Black & Decker Corp. From March 1993 to April 1995, Mr. Shortt was Vice President of Marketing of the Kwikset division of Black & Decker Corp. Prior thereto, from March 1991 to March 1993, he was Director of Marketing of Kwikset division of Black & Decker Corp.

     HENRY TORRES has been Senior Vice President-Information Systems and Re-Engineering of Auto since April 1997. Prior to that, Mr. Torres was Vice President-Information Systems and Re-Engineering of Auto since February 1996. From September 1995 to February 1996, Mr. Torres was Vice President-Re-Engineering. From December 1993 to September 1995, Mr. Torres was Director of Re-Engineering. Prior thereto, from April 1989 to December 1993, Mr. Torres held various executive positions for Sam's Club/Wal-Mart Stores, Inc., a discount retailer.

     DALE WARD has been Senior Vice President-Store Operations of Auto since March 1997. Prior to that Mr. Ward served as Executive Vice President and Chief Operating Officer of Orchard Supply Hardware since April 1996. Mr. Ward served as President and Chief Executive Officer of F&M Super Drug Stores, Inc., a drug store chain, from 1994 to 1995. He also served as President and Chief Executive Officer of Ben Franklin Stores, Inc., a variety and craft store chain, from 1988 to 1993 and as Chairman of Ben Franklin Crafts Inc., a craft store chain, from 1991 to 1993.

     DON WATSON has been Treasurer of the Company since October 1996 and Chief Financial Officer of Auto since December 1997. Mr. Watson has also served as Senior Vice President-Finance and Treasurer of the Company and Auto since April 1997. Prior to that, Mr. Watson had been the Senior Vice President-Finance, Controller and Treasurer of Auto since April 1993. From June 1988 to March 1993, he was Vice President and Controller of Auto.

     JON P. HEDLEY became a director of the Company on October 30, 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since April 1990. Mr. Hedley is a director of Saks Holdings, Inc. and Simmons Company.

     EDWARD G. LORD, III became a director of the Company in April 1997. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since November 1994. Prior to joining Investcorp, Mr. Lord was a Managing Director of Dean Witter Realty. From 1991 until February 1992, Mr. Lord was a senior officer of the Mutual Life Insurance Company of New York.

     CHRISTOPHER J. O'BRIEN became a director of the Company on October 30, 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since December 1993. Prior to joining Investcorp, Mr. O'Brien was a Managing Director of Mancuso & Company for four years. Mr. O'Brien is a director of Falcon Building Products, Inc., Simmons Company, Star Markets, Inc. and The William Carter Company.

     CHARLES J. PHILIPPIN became a director of the Company on October 30, 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since July 1994. Prior to joining Investcorp, Mr. Philippin was a partner of Coopers & Lybrand L.L.P. Mr. Philippin is a director of Falcon Building Products, Inc., Saks Holdings, Inc., Simmons Company and The William Carter Company.

     ROBERT SMITH became a director of the Company on October 30, 1996. Mr. Smith is a Protector of Carmel (see Item 12. Security Ownership of Certain Beneficial Owners and Management.). Mr. Smith has served as President of Newmark Capital Limited, a private investment and consulting company since March 1992. Mr. Smith also serves as a director of Rogers Cantel Mobile Communications Inc., PLD Telekom Inc. and Canadian World Fund Limited.

     CHRISTOPHER J. STADLER became a director of the Company on October 30, 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since April 1, 1996. Prior to joining Investcorp, Mr. Stadler was a Director with CS First Boston Corporation. Mr. Stadler is a director of Falcon Building Products, Inc. and The William Carter Company.

     JULES TRUMP was the Chairman of the Board of the Company from December 1986 until January 27, 1997, its Chief Executive Officer from March 1990 until January 27, 1997, and a director of the Company since December 1986. Mr. Trump has also served as Chairman or Co-Chairman of The Trump Group since February 1982. Mr. Trump is a director of Boatracs, Inc. Jules Trump is Eddie Trump's brother.

     EDDIE TRUMP has been a director of the Company since July 1994. Mr. Trump previously served as a director of the Company from December 1986 until July 1992. Since February 1982, Mr. Trump has served as President or Co-Chairman of The Trump Group. Eddie Trump is Jules Trump's brother.

     SAVIO W. TUNG became a director of the Company on October 30, 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since September 1984. Mr. Tung is a director of Saks Holdings, Inc., Star Markets, Inc. and Simmons Company.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's common stock to file reports of beneficial ownership with the Securities Exchange Commission, the New York Stock Exchange and the Company. Based solely upon its review of the copies of such forms received by it, the Company believes that as of April 28, 1998, no reports have been filed in compliance with these requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company is a holding company which conducts all of its activities through its main operating subsidiary, Auto. The officers of the Company receive no compensation in their capacities as officers of the Company. Accordingly, the following table sets forth information concerning the annual and long-term compensation earned in fiscal 1996 (which was a 53-week year) and fiscal 1997 by Auto's Chief Executive

Officer and each of the four other most highly compensated executive officers of Auto whose annual salary and bonus during fiscal 1997 exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                       COMPENSATION
                                                     ANNUAL               AWARDS
                                                  COMPENSATION         ------------
                                              ---------------------     SECURITIES
                                    FISCAL                  ANNUAL      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR     SALARY($)    BONUS($)      OPTIONS       COMPENSATION($)
---------------------------         ------    ---------    --------    ------------    ---------------
Maynard Jenkins...................   1997      525,000          --        39,940          1,014,807(1)
  Chairman, Chief Executive
     Officer                         1996       10,100          --       401,967                 72(2)
James Bazlen......................   1997      400,000      80,000            --          6,623,419(3)
  President, Chief Operating
     Officer                         1996      376,000          --       299,337          6,460,594(3)
Martin Fraser.....................   1997      161,731      30,500        19,756            338,207(4)
  Senior Vice President --           1996      148,500      22,522        33,868            327,065(4)
  Merchandising and Distribution
Don Watson........................   1997      159,423      33,000         6,209            178,318(5)
  Senior Vice President, Chief       1996      126,500      18,600        33,868            168,824(5)
  Financial Officer and Treasurer
Robert Shortt.....................   1997      185,385      36,000         8,467             73,347(6)
  Senior Vice
     President -- Commerical         1996      141,346      17,500        33,868            143,867(6)
  Sales and Marketing

---------------
(1) Represents cash bonus for future services, reimbursement for relocation costs and insurance premiums paid by Auto with respect to term life insurance covering Mr. Jenkins.

(2) Represents insurance premiums paid by Auto with respect to term life insurance covering Mr. Jenkins.

(3) Represents insurance premiums paid by Auto with respect to term life insurance covering Mr. Bazlen, contributions made by Auto to its Retirement Program based upon Mr. Bazlen's contributions and payments pursuant to an equity participation agreement (which includes accrued interest) in connection with the Acquisition.

(4) Represents reimbursement of medical expenses in excess of insurance coverage provided by the Company, insurance premiums with respect to term life insurance covering Mr. Fraser, contributions made by Auto to its Retirement Program based upon Mr. Fraser's contributions, payments pursuant to an equity participation agreement (which includes accrued interest) in connection with the Acquisition.

(5) Represents reimbursement of medical expenses in excess of insurance coverage provided by Auto, insurance premiums with respect to term life insurance covering Mr. Watson, contributions made by Auto to its Retirement Program based upon Mr. Watson's contributions, payments pursuant to an equity participation agreement (which includes accrued interest) in connection with the Acquisition and additional payments related to the Acquisition.

(6) Represents insurance premiums with respect to term life insurance covering Mr. Shortt, reimbursements for relocation costs, contributions made by Auto to its Retirement Program based upon Mr. Shortt's contributions, payments pursuant to an equity participation agreement which includes accrued interest in connection with the Acquisition.

     The following table provides information with respect to stock options granted during the fiscal year ended February 1, 1998 to the Named Executive
Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                       --------------------------------------------------------     VALUE AT ASSUMED
                       NUMBER OF     % OF TOTAL                                   ANNUAL RATE OF STOCK
                       SECURITIES     OPTIONS                                      PRICE APPRECIATION
                       UNDERLYING    GRANTED TO    EXERCISE                          FOR OPTION TERM
                        OPTIONS     EMPLOYEES IN     PRICE        EXPIRATION      ---------------------
NAME                    GRANTED     FISCAL YEAR    ($/SHARE)         DATE            5%          10%
----                   ----------   ------------   ---------   ----------------   ---------   ---------
Maynard Jenkins......    39,940         12.4%       $12.04        March 2, 2005   $195,746    $456,235
James Bazlen.........        --           --            --                   --         --          --
Martin Fraser........    19,756          6.1         12.04     January 21, 2005     96,834     225,664
Don Watson...........     6,209          1.9         12.04     January 21, 2005     30,430      70,925
Robert Shortt........     8,467          2.6         12.04     January 21, 2005     41,497      96,718

     The following table contains certain information regarding options to purchase shares of common stock held as of February 1, 1998 by each of the Named Executive Officers:

                         FISCAL YEAR END OPTION VALUES

                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                              OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END($)
                                             ----------------------------    ----------------------------
NAME                                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                         -----------    -------------    -----------    -------------
Maynard Jenkins............................        --          441,907              --        3,517,580
James Bazlen...............................    42,762          256,575         340,386        2,042,337
Martin Fraser..............................        --           53,624              --          426,847
Don Watson.................................        --           40,077              --          319,013
Robert Shortt..............................        --           42,335              --          336,987

Executive Employment Arrangements

     Auto has entered into employment agreements with Messrs. Jenkins and Bazlen pursuant to which they earned annual base salaries in 1997 of $525,000 and $400,000, respectively. Pursuant to these agreements, Messrs. Jenkins and Bazlen will be eligible for bonuses based upon the EBITDA and, in the case of Mr. Jenkins for fiscal 1997 at the discretion of its Board of Directors. These agreements do not contain stated termination dates, but rather are terminable at will by either party. If Auto were to terminate the employment of Mr. Bazlen without cause or if he terminates his employment for Good Reason (as defined), Auto has agreed to continue to pay him at a rate equal to his annual base salary then in effect for a period of one year from his termination. Mr. Jenkins' employment agreement provides that if he is terminated without cause or if he terminates his employment for Good Reason, he will continue to receive his base salary and performance bonus for a period of 24 months. In connection with Mr. Jenkins becoming Auto's Chief Executive Officer, Auto paid him a cash bonus for future services of $1,000,000 which he used to purchase shares of the Company's common stock from the Investcorp Group (subject to vesting restrictions expiring in full in 1999) and to make him a loan in the amount of $441,500 to be used to pay the state and federal income taxes he incurred in connection with receipt of the cash bonus. In connection with Mr. Jenkins relocating to, and purchasing a home in, the Phoenix area, Mr. Jenkins received a loan of $550,000 from Auto.

     In connection with the Offering, the Board of Directors of the Company approved a 17.105 to 1 stock split, subject to shareholder approval, which was subsequently obtained. Accordingly, all share and option information contained herein has been adjusted to give retroactive affect to such stock split. In addition, under the terms of the restated Certificate of Incorporation of the Company in effect at the time of the Offering, each share of each class of issued and outstanding capital stock of the Company automatically converted to common stock upon the consummation of the Offering. Consequently, all Class B Stock automatically converted to common stock on March 17, 1998.

     In connection with the execution of his employment agreement, Mr. Jenkins received an option for 401,967 shares of the Company's common stock, exercisable at $12.04 per share. As a result of vesting acceleration triggered by an initial public offering, this option will generally vest and become exercisable on the second anniversary of the Offering, subject to earlier vesting based upon the achievement of certain EBITDA targets and the occurrence of other specified events. In connection with the Trak West Acquisition, Mr. Jenkins received an option for 39,940 shares of the Company's common stock, exercisable at $12.04 per share, effective as of February 1, 1998. This option will vest and become exercisable in four equal annual installments beginning in April 1999. In connection with the Offering, Mr. Jenkins received an option for 216,634 shares of the Company's common stock, exercisable at $20.00 per share. This option will vest and become exercisable in three equal annual installments beginning in April 2000.

     In connection with the execution of his employment agreement, Mr. Bazlen received an option for 299,337 shares of the Company's common stock, exercisable at $12.04 per share. This option has both vested and become exercisable to the extent of 42,762 shares. As a result of vesting acceleration triggered by an initial public offering, the remainder of this option will generally vest and become exercisable on the second anniversary of the Offering, subject to earlier vesting based upon the achievement of certain EBITDA targets and the occurrence of other specified events.

  Retirement Program

     Auto sponsors the CSK Auto, Inc. Retirement Program (the "Retirement Program"), a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Participation in the Retirement Program is voluntary and available to any employee, after one year of employment, who is 21 years of age. Each participant can elect to contribute up to 15% of his compensation on a pre-tax basis, subject to limitations as set forth in the Internal Revenue Code. In accordance with the provisions of the Retirement Program, Auto may elect to make matching contributions to the Retirement Program. For calendar year 1996, Auto matched 20% of the first 6% of compensation contributed by each participant for the year. Contributions to the Retirement Program and Retirement Program earnings are fully vested. Auto made matching contributions of approximately $394,500 and $288,000 to the Retirement Program in fiscal 1997 and 1996, respectively. Effective October 1, 1997, Auto changed its matching formula under the Retirement Program so that, of the first 4% of annual compensation contributed, 40%, 50% and 60% is matched by Auto for participants with less than 5 years of service, between 5 and 10 years of service and in excess of 10 years of service, respectively.

  Equity Participation Agreements

     Prior to the Acquisition, the Company had entered into incentive compensation agreements with certain of its executives pursuant to which they would be compensated in a sale of the Company's equity securities as if they owned specified percentages of the Company's then outstanding common stock. Pursuant to the agreements, Messrs. Bazlen, Fraser, Watson and Shortt, as well as one other current executive officer and two former executive officers who are not Named Executive Officers, became entitled to certain payments in connection with the Acquisition based upon the consideration they would have been entitled to if they had owned an aggregate of 6.4% of the Company's common stock and had sold all of such common stock in connection with the Acquisition at the price per share paid for such shares in the Acquisition. In satisfaction of all of the Company's obligations under these agreements, such individuals received payments on the closing of the Acquisition and Financings and in November 1997 in the following amounts: Mr. Bazlen: $6.5 million and $6.7 million; Mr. Fraser: $0.3 million and $0.3 million; Mr. Watson: $0.1 million and $0.1 million; and Mr.
Shortt: $0.07 million and $0.07 million. Carmel reimbursed the Company for 60% (the estimated after-tax cost to the Company) of the amount of such latter payments made one year from the closing of the Acquisition and Financings. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effect of the Acquisition and Financings.

  1996 Associate and Executive Stock Option Plans

     On October 30, 1996, subject to approval by the Company's Board of Directors and the Company's stockholders, the Company awarded options to purchase shares of Common Stock of the Company under its Associate Stock Option Plan (the "Associate Plan") and its Executive Stock Option Plan (the "Executive Plan" and together with the Associate Plan, the "Plans") in order to provide incentives to store managers and salaried corporate and warehouse employees of the Company. Effective February 1997 and February 1998, respectively, the Company's Board of Directors and the Company's stockholders approved the Plans and the issuance of the above-described options. Effective October 1997, the Company amended the Plans to increase the number of shares for which options may be granted thereunder and issued additional options.

     The Plans may be administered by a committee of the Board of Directors of the Company, which would have broad authority in administering and interpreting the Plans, or, if a committee has not been appointed, by the entire Board of Directors. The Plans provide that, at such time as the Company has a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the committee must consist entirely of "Non-Employee Directors" (as defined in Rule 16b-3 under the Exchange Act). A committee has not yet been appointed to administer the Plans.

     Options to purchase up to an aggregate of 1,026,300 and 684,200 shares of common stock may be granted under the Associate Plan and the Executive Plan, respectively. Options granted under the Plans may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. In the event that an optionee's employment with the Company is terminated, depending on the timing and reasons for such termination, the Option may terminate, remain exercisable for a short period or be replaced by a right to receive certain payments upon completion of an initial public offering of the Company's securities. In the event of a sale of more than 80% of the outstanding shares of capital stock of the Company or 80% of its assets, the vested portion of an option and, under circumstances, the unvested portion will be purchased by the Company.

     As of February 1, 1998, the Company has granted options to purchase 679,151 shares under the Associate Plan and 385,622 shares under the Executive Plan, net of cancellations. The exercise price applicable to these options is $12.04 per share with respect to 993,833 shares and the exercise price is $20.00 with respect to 70,940 shares. Except for 96,062 options granted under the Executive Plan, these exercise prices represent the fair market value at the date of grant based upon the price paid for such shares in the Acquisition and other valuation analyses performed by the Company, or the Offering, as applicable. All options expire on the seventh anniversary of the date of grant (or, under certain circumstances, 30 days later).

     As a result of the Offering, each option granted under the Plans will become exerciseable upon vesting. Options granted under the Associate Plan will vest in three equal installments on the second, third and fourth anniversaries of the date of their grant, assuming the associate's employment continues during this period ("Four Year Vesting"). Options granted under the Executive Plan are subject to the Four Year Vesting as to 84% of such options and performance vesting (over the same four years) as to the remaining 16%. The performance vesting criteria is based upon achieving specified operating results. Partial vesting of options subject to performance vesting will occurs if the Company achieves Less than 95% of the specified operating results. Any portion of options granted under the Executive Plan which are subject to performance vesting and which do not vest during the four years will automatically vest 90 days prior to the end of the option's term. If the specified operating results are exceeded for any year by at least 10%, the executive will receive options for up to an additional 5% (20% on a cumulative basis) of his or her original option grant.

     Currently, Vice Presidents and Senior Vice Presidents are eligible for participation in the Executive Plan. Store associates and other employees of the Company are eligible for participation in the Associate Plan. The Company's Chief Executive Officer and Chief Operating Officer are not covered by either of the Plans.

  Management Stock Purchase Agreements and 1997 Stock Loan Plan

     The Company has established stock purchase and stock loan programs pursuant to which members of management have purchased an aggregate of 180,600 shares of Common Stock at the price per share paid in the Acquisition and Financings and have received loans from the Company to fund a portion of the cost of such shares. Loans made pursuant to the 1997 Stock Loan Plan are secured by a pledge of the purchased shares, mature in six years, and bear interest at the same rate as the revolving credit portion of the Senior Credit Facility. To the extent a loan exceeds the purchase price of all shares purchased by the participant for cash outside of the loan program, the participant will have to reduce the principal balance of the loan using 50% of the after-tax portion of his or her annual bonus, commencing in 1999. Each loan participant entered into a pledge agreement and executed a secured promissory note. In addition, the Company has agreed to loan purchasers of shares under the stock purchase program funds to pay any income taxes associated with such purchases. For each share of Common Stock purchased by a management employee under the stock purchase program without the benefit of the 1997 Stock Loan Plan, such management employee received an option under the Executive Plan to purchase one share of Common Stock.

  Board of Directors and Committees

     Election of directors is subject to the provisions of a stockholders' agreement (see Item 13. Certain Relationships and Relayed
Transactions -- Stockholders' Agreement). In April 1997, the Board of Directors of the Company created a Compensation Committee and an Audit Committee. Messrs. Jenkins, Philippin, Stadler, Jules Trump and Eddie Trump were appointed to the Compensation Committee and Messrs. Philippin and Smith were appointed to the Audit Committee. Effective April 1998, Mr. Jenkins resigned from the Compensation Committee.

  Compensation of Directors

     Directors of the Company who are employees of the Company or designees of the Investcorp Group or the Carmel Group do not receive any additional compensation for serving as directors of the Company.

  Compensation Committee Interlocks and Insider Participation

     The Company did not have a compensation committee during fiscal 1996. Jules Trump and Eddie Trump each participated in deliberations concerning executive officer compensation. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information concerning beneficial ownership of the Company's common stock as of April 28, 1998, by (i) each person which is a beneficial owner of more than 5% of the outstanding common stock,
(ii) each director of the Company who could be deemed to be the beneficial owner of shares of the Company's common stock, (iii) each current Named Executive Officer who could be deemed to be the beneficial owner of shares of the Company's common stock and (iv) all directors and executive officers of the Company as a group:

                                                                         PERCENT OF TOTAL
           NAME AND ADDRESS OF BENEFICIAL OWNER             NUMBER(1)    VOTING POWER(1)
           ------------------------------------             ---------    ----------------
INVESTCORP S.A.(2)(3).....................................  3,011,522          10.9%
SIPCO Limited(3)(4)(5)....................................  3,011,522          10.9
CSK Investments Limited(5)................................  1,217,126           4.4
Investcorp CSK Holdings L.P.(2)(5)(6).....................  1,212,798           4.4
Auto Equity Limited(5)....................................  1,199,487           4.3
Auto Parts Limited(5).....................................  1,199,487           4.3
Auto Investments Limited(5)...............................  1,199,487           4.3
CSK Equity Limited(5).....................................  1,199,487           4.3
Carmel Trust(3)(7)(8).....................................  8,955,216          32.3
Jules Trump(8)(9).........................................         --            --
Eddie Trump(8)(9).........................................         --            --
Robert Smith(7)(8)........................................         --            --
Maynard Jenkins(10).......................................     83,078             *
James Bazlen(10)(11)......................................    366,619           1.3
Martin Fraser(10).........................................     19,756             *
Robert Shortt(10).........................................     28,787             *
Don Watson(10)............................................     10,724             *
All directors and executive offices as a group (17
  persons)(11)............................................    546,492           2.0

---------------
  *  Less than 1%.

 (1) The Investcorp Group, as defined in the Stockholders' Agreement, owned 9,655,715 shares, or 36.3%, of the outstanding shares of the Company's common stock upon consummation of the Offering. The Carmel Group, as defined in the Stockholders' Agreement, owned 9,277,073 shares, or 34.9%, of the outstanding shares of the Company's common stock upon consummation of the Offering. The members of the Investcorp Group, the Carmel Group and their respective transferees are party to the Stockholders' Agreement. As the parties to the Stockholders' Agreement have agreed to vote with respect to certain matters as set forth therein, all such stockholders may be deemed to be a control group for such purposes, and thus each stockholder may be deemed to beneficially own all shares of the Company's common stock owned by all other such stockholders. See Item 13. Certain Relationships and Related Transactions -- Stockholders' Agreement. Because the Company believes that it more accurately reflects ownership of the Company's common stock, this table does not reflect shares which may be deemed to be beneficially owned by any entity solely by virtue of the Stockholders' Agreement.

 (2) Investcorp does not own any stock in the Company. The number of shares of the Company's common stock shown as owned by Investcorp includes all of the shares beneficially owned by Investcorp Investment Equity Limited, a Cayman Islands corporation and a wholly-owned subsidiary of Investcorp, and by Investcorp CSK Holdings L.P., a Cayman Islands Limited Partnership in which Investcorp both owns a majority economic ownership interest and is the sole general partner, including 225,290 shares (net) of outstanding Common Stock that Investcorp CSK Holdings L.P. has the right, pursuant to an option, to acquire from other stockholders of the Company. Investcorp owns no stock in Equity CSKA Limited, Equity CSKB Limited, Equity CSKC Limited, South Bay Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill

     Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or the beneficial owners of these entities. Each of Equity CSKA Limited, Equity CSKB Limited, Equity CSKC Limited, South Bay Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation. Investcorp may be deemed to share beneficial ownership of the shares of voting the Company's common stock held by these entities because the entities or their shareholders or principals have entered into revocable management services or similar agreements with an affiliate of Investcorp pursuant to which each of such entities or their shareholders or principals has granted such affiliate the authority to direct the voting and disposition of the Company's common stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its registered address at 37 Rue Notre Dame, Luxembourg.

 (3) The stockholders of the Company, the Company and Auto have entered into a Stockholders' Agreement with respect to the voting, and in certain circumstances the disposition, of the shares of common stock of the Company. See Item 13. Certain Relationships and Relayed
     Transactions -- Stockholders' Agreement.

 (4) SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares.

 (5) PO Box 1111, West Wind Building, Harbour Drive, George Town, Grand Cayman, Cayman Islands, British West Indies.

 (6) Includes 315,940 shares of the Company's outstanding common stock that Investcorp CSK Holdings, L.P. has the right, pursuant to an option, to acquire from other stockholders of the Company.

 (7) c/o Sonnenschein Nath & Rosenthal, Suite 8000, Sears Tower, 233 S. Wacker Drive, Chicago, Illinois 60606.

 (8) The Trustee of Carmel is Cantrade Trust Company. The agreement pursuant to which Carmel was established in 1977 (the "Carmel Agreement") designates certain Protectors who must authorize any action taken by the Trustee and who have the authority to discharge the Trustee and to appoint substitute trustees. These Protectors are Saul Tobias Bernstein, Gerrit Van Reimsdijk and Robert Smith (who is also a director of the Company). These Protectors are not otherwise associated with the Company or Carmel. The Carmel Agreement provides that Carmel shall continue until 21 years after the death of the last survivor of the descendants of certain persons living on the date it was established (the "Carmel Term"). Certain members of the families of Jules Trump (a director of the Company) and Eddie Trump (a director of the Company) may appoint beneficiaries or themselves become beneficiaries (by appointment or at the end of the Carmel Term without appointment). If there are no such beneficiaries at the end of the Carmel Term, the assets of Carmel will be paid out to certain charitable institutions. The number of shares shown as owned by Carmel includes all of the shares owned by Transatlantic Finance, Inc., an affiliate of Carmel. Jules Trump, Eddie Trump and Robert Smith each disclaim beneficial ownership of all shares shown as owned by Carmel.

 (9) c/o The Trump Group, 4000 Island Boulevard, Williams Island, Florida 33160.

(10) c/o CSK Auto Corporation, 645 E. Missouri Avenue, Suite 400, Phoenix, Arizona 85012.

(11) Includes 42,762 shares of the Company's common stock which Mr. Bazlen has the right, pursuant to an option, to acquire from the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1989, Auto entered into a nine year lease (the "Initial Lease") for its corporate headquarters in Phoenix, Arizona, with an unaffiliated landlord. The lease relates to approximately 78,577 square feet and provides for a current base rent of approximately $1,490,000 per year. During January 1994, Missouri Falls Holdings Corp., an affiliate of the Company, acquired an interest in the partnership ("Missouri Falls Partners") which acquired the building and assumed the lease between the Company and the former landlord. In April 1995, Auto assumed a lease (the "Subsequent Lease") between a former tenant and Missouri Falls Partners for approximately 11,683 square feet of additional office space at a current lease rent of $148,958 per year. In connection with the Acquisition and Financings, both the Initial Lease and the Subsequent Lease were extended through October 2006 and, at its originally scheduled termination in April 1998, rent under the Subsequent Lease will increase to the same per square foot rent as is charged under the Initial Lease. Additionally, the Company rents approximately 5,754 square feet of additional space at these premises for an annual rental of $106,449 under two separate lease documents with expiration dates of February and March, 2000, respectively. The Company also leases from MFP Holdings, LLC, an affiliate of Carmel, a parking lot adjacent to its corporate headquarters for an annual rental of $62,506 under a separate lease document with an expiration date of October 2006.

     An obligation of the Company incurred in connection with the purchase of product from two of its vendors was subsequently sold to Transatlantic, an affiliate of Carmel. At the time of such sale, the Company owed the sum of approximately $16.5 million (less anticipated discounts of approximately $0.8 million) to the vendors. As of September 29, 1996, the obligation has been paid in full.

     The sum of approximately $15.5 million was paid to Transatlantic as of December 27, 1996 pursuant to the Company's promissory note dated July 24, 1996. The promissory note was issued to evidence a loan to the Company, in the amount of $15.0 million, the proceeds of which were used for the payment of vendors. The Company has paid to Transatlantic, in April of 1998, the sum of $1.0 million on account of fees for past financings.

     Transatlantic Realty, Inc. ("Realty"), another affiliate of Carmel, has entered into a series of sale-leaseback transactions with Auto with respect to various real property and fixtures since October 1995. The total funding provided by Realty in these transactions through February 1, 1998 was approximately $33.1 million, which represented the cost of such assets to the Company (of which $27.3 million was for real property and $5.8 million was for fixtures). The Company has replaced approximately $21.5 million of the real property sale-leasebacks and $3.9 million of the fixture sale-leasebacks with similar arrangements with unrelated third parties on terms set in arm's-length negotiations which generally are not as favorable to the Company as the original sale-leasebacks entered into with Realty. As of February 1, 1998, there were approximately $5.8 million of real property sale-leasebacks and $1.9 million of fixture sale-leasebacks remaining in this facility. The Company intends to continue to replace such sale-leasebacks and has agreed to use its best efforts to do so (including, in certain cases, increasing the rent payable under such leases).

     Since the closing of the Acquisition and Financings, Transatlantic Leasing, Inc. ("Leasing"), another affiliate of Carmel, has entered into a series of sale-leaseback transactions with the Company with respect to certain real property. The net funding provided by Leasing in these transactions as of February 1, 1998 was approximately $25.5 million. In connection with the establishment of a new sale-leaseback facility, the Company terminated the facility with Leasing on October 30, 1997. The terms of the leases under the facility with Leasing were set in arm's-length negotiations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and Note 4 to Item 8. Consolidated Financial Statements.

     In connection with the Acquisition and Financings, $40.0 million of the Company's 12% Subordinated Notes were acquired by a designee of the Investcorp Group, Southwest Finance Limited ("Southwest Finance"), a company in which an affiliate of Investcorp held a minority interest. In connection with the purchase of these 12% Subordinated Notes, Southwest Finance received a fee of $4.0 million. In addition, Transatlantic acquired $10.0 million of the Company's 12% Subordinated Notes. Also, in connection with the Acquisition, Invifin S.A., an affiliate of Investcorp ("Invifin"), received a fee of $1.575 million for providing a standby commitment to fund the amount of the Senior Credit Facility and the Company paid Investcorp International Inc. ("International") advisory fees of $1.275 million. The Company also paid $3.15 million to International for arranging the Senior Credit Facility. The Company will use $50.5 million of the net proceeds of the Offering to redeem the 12% Subordinated Notes, including a redemption premium of $0.5 million.

     In addition, in connection with the Acquisition, the Company entered into a five-year agreement for management advisory and consulting services (the "Management Agreement") with International pursuant to which the Company paid International at the closing of the Acquisition $5.0 million for the entire term of the

Management Agreement in accordance with its terms. The Management Agreement was terminated in connection with the Offering.

     The Company believes that the terms of the transactions with affiliated parties described above in this section were no less favorable to the Company than terms that may have been available from independent third parties at the time of the applicable transaction.

     In connection with his engagement as Chief Executive Officer, Mr. Jenkins executed a note in favor of the Company in the principal amount of $550,000. The note matures in 1999 and bears interest at a rate of 4.535%. The proceeds of the loan were used by Mr. Jenkins to finance the purchase of the new home required as a result of his relocation. This loan was authorized by the Board of Directors prior to the commencement of Mr. Jenkins' employment. Mr. Jenkins also received a loan from the Company in the amount of $441,500 to pay the state and federal income taxes he incurred in connection with the $1,000,000 cash bonus that he received in connection with his engagement as Chief Executive Officer that he was required to use to purchase shares of Common Stock from a member of the Investcorp Group. This loan has a three year term, is secured by a pledge of 83,078 shares of Common Stock and bears interest at the same rate applicable to borrowings under the revolving credit portion of the Senior Credit Facility.

     In connection with the Trak West Acquisition in December 1997, South Bay Limited, a member of the Investcorp Group ("South Bay"), and Transatlantic, purchased additional stock of the Company for approximately $11.2 million and $10.8 million, respectively. After giving effect to such purchases, the Investcorp Group, having sold a portion of its common equity interest to Mr. Jenkins at its cost pursuant to a prior agreement, owned a 50.1% common equity interest in the Company and the Carmel Group, having sold a portion of its common equity to a different member of management of the Company at its cost pursuant to a prior agreement, owned a 47.1% common equity interest in the Company. In connection with the sale of capital stock to the Investcorp Group, an affiliate of Investcorp was paid a $1.0 million placement fee. In connection with the negotiation of the Trak West Acquisition, TG Investments, Ltd., an affiliate of Carmel, was paid a $1.0 million consulting fee.

  Stockholders' Agreement

     Upon the closing of the Acquisition and Financings (the "Closing"), each of the stockholders of the Company at such time, Auto and the Company entered into a stockholders' agreement (the "Stockholders' Agreement") which imposes certain restrictions on, and rights with respect to, the transfer of shares of capital stock of the Company ("Shares") held by the stockholders of the Company from time to time party thereto (the "Stockholders") and entitles the Stockholders to certain rights regarding corporate governance. In addition, in December 1997, upon the purchase of stock of the Company, Transatlantic and South Bay became party to the Stockholders' Agreement.

     Other than transfers to affiliates and certain family members ("Permitted Transferees") or pursuant to a registered public offering or pursuant to Rule 144, any proposed sales or other transfers of Shares by any Stockholder will be subject to the first right of the Company and each of the other Stockholders to purchase such offered Shares on the same terms and conditions of the proposed third-party sale. In addition, at any time following the second anniversary of the date of the Closing, any Stockholder wishing to sell any of its Shares, whether or not it has received a third-party offer, may offer to sell such Shares to the Company and the other Stockholders on terms and conditions established by the selling Stockholder. In the event that the Company and/or the other Stockholders fail to exercise their right to purchase, the selling Stockholder may sell such offered Shares to third parties on such terms and conditions specified in the Stockholders' Agreement.

     Under certain circumstances, if, following the first anniversary of the Closing, members of the Original Investcorp Group or the Original Carmel Group (each as defined below) desire to sell all of their Shares in an unaffiliated third-party sale pursuant to an offer by such third party to acquire all of the outstanding Shares of the Company, then the selling Stockholders will have the right to require each of the other Stockholders to sell all of their Shares in the same transaction and upon the same terms and conditions as received by the selling Stockholders; provided that the other Stockholders will have the right to purchase, and/or have the Company purchase, from the selling Stockholders all of the Shares held by the selling Stockholders upon the terms and conditions such Shares were proposed to be sold by the selling Stockholders. For purposes of this section, the "Original Investcorp Group" shall mean the members of the Investcorp Group (except South Bay) and each of their Permitted Transferees; the "Original Carmel Group" shall mean Carmel and each of its Permitted Transferees; the "Investcorp Group" shall mean the members of the Investcorp Group and each of their respective transferees and subsequent transferees; and the "Carmel Group" shall mean Carmel and each of its transferees and subsequent transferees.

     The Stockholders' Agreement also provides that, in the event any Stockholder (the "Proposed Transferor") proposes to transfer any Shares (other than to Permitted Transferees, or pursuant to a registered public offering or under Rule 144) to any person (the "Proposed Purchaser"), each of the other Stockholders will have the right to require the Proposed Purchaser to purchase a corresponding percentage of its Shares with a corresponding reduction in the number of Shares to be purchased from the Proposed Transferor. Each Stockholder will also have preemptive rights under certain circumstances to acquire a portion of any additional Shares offered at any time by the Company, other than in connection with a public offering and certain non-cash issuances, in order to enable such Stockholder to maintain its percentage equity ownership in the Company. The Stockholders' Agreement also provides the Stockholders with various registration rights commencing upon the earlier of an initial public offering of the Company's securities or the fifth anniversary of the Closing.

     Under certain circumstances, members of the Investcorp Group or the Carmel Group will have the right to offer all of their Shares for sale to the other Stockholders who are members of the other group (the "Offeree Stockholders") at a price established by the offering Stockholders. If the Company and/or the Offeree Stockholders do not purchase the offered Shares, the offering Stockholders must then purchase all of the Shares held by the members of the other group at the price first offered by the offering Stockholders.

     Pursuant to the Stockholders' Agreement, the Stockholders have demand registration rights ("Demand Rights") and piggy-back registration rights ("Piggy-back Rights"). The Demand Rights entitle the Stockholders, at any time following an initial public offering or the fifth anniversary of the Stockholders' Agreement, to require The Company to register all or any of the unregistered shares held by the exercising Stockholders. The Investcorp Group as a whole may exercise Demand Rights up to four times. The Carmel Group as a whole may also exercise Demand Rights up to four times. The Piggy-back Rights entitle the Stockholders, at any time that the Company proposes to sell any of its equity securities in a transaction registered under the Securities Act, to include a portion of their unregistered stock in such offering. The Stockholders have agreed to waive their Piggy-back Rights with respect to the Offering.

     The Stockholders' Agreement provides that the Investcorp Group will have the right to nominate a majority of the members of the Boards of Directors of the Company, the Company and their respective subsidiaries so long as it holds a greater number of Shares than the Carmel Group, and the Carmel Group will have the right to nominate a majority of the members of such Boards of Directors during any period in which the Carmel Group holds a greater number of Shares. Pursuant to the Stockholders' Agreement, each of the Stockholders agrees to vote all of its shares in favor of each of the persons nominated to such Boards by each group.

     In addition, at least one member of the Boards of Directors nominated by each group must approve certain fundamental corporate actions proposed to be taken by the Company or Auto, including, without limitation, (i) the making of any assignment for the benefit of its creditors or the commencement of any bankruptcy or similar proceedings, (ii) the addition of certain new unrelated lines of business, (iii) certain sales of its assets, (iv) certain significant mergers, consolidations and acquisitions, (v) the incurrence of certain significant indebtedness, (vi) certain transactions with affiliates, (vii) any amendment to its certificate of incorporation or bylaws, (viii) the execution, amendment, modification or termination of certain significant agreements, (ix) the termination or significant change in duties of certain officers of the Company, and (x) certain issuances of Shares by the Company.

     The Stockholders' Agreement will terminate, other than with respect to the registration rights provided for therein, at such time as either the Investcorp Group or the Carmel Group holds Shares representing less than the lesser of (i) 5% of the then current voting power or (ii) 10% of the number of Shares having voting power held by such group at the time of the Closing. Notwithstanding the foregoing, the provisions of the Stockholders' Agreement requiring the consent of at least one director nominated by each group shall terminate at such earlier time as either (a) the Investcorp Group and the Carmel Group fail to hold in the aggregate Shares representing more than 50% of the then current voting power or
(b) either the Original Investcorp Group or the Original Carmel Group holds less than 50% of the number of Shares having voting power held by such group at the time of the Closing.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a-1) The following consolidated financial statements of CSK Auto Corporation are included in Item 8. Of this Report on Form 10-K.

          Consolidated Balance Sheets -- February 1, 1998 and February 2, 1997

          Consolidated Statements of Operations -- Fiscal Years Ended February 1, 1998, February 2, 1997 and January 28, 1996

          Consolidated Statements of Stockholder's Equity -- Fiscal Years Ended February 1, 1998, February 2, 1997 and January 28, 1996

          Consolidated Statements of Cash Flows -- Fiscal Years Ended February 1, 1998, February 2, 1997 and January 28, 1996

          Notes to Consolidated Financial Statements

          Reports of Independent Accountants

     (a-2) The following financial statement schedules of CSK Auto Corporation for the three years ended February 1, 1998 are included in this Report on Form 10-K, as required by Item 14(d): Schedule II -- Valuation and Qualifying Accounts and report of independent accountants thereon.

     (a-3) Exhibits:

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
---------                         -----------------------
 3.01      --   Restated Certificate of Incorporation of the Company.
 3.02      --   Certificate of Correction of the Company.
 3.03*     --   Amended and Restated By-laws of the Company.
 4.01*     --   Indenture, dated as of October 30, 1996, by and among Auto,
                Kragen, Schuck's and The Bank of New York (as successor to
                Wells Fargo Bank, N.A.), as Trustee, including form of Note.
 4.02**    --   Amended and Restated Credit Agreement, dated as of December
                8, 1997, among Auto, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as administrative agent for the Lenders, and Lehman Commercial Paper Inc., as documentation agent for the Lenders and Chase Securities
                Inc., as arranger.
10.01*     --   Employment Agreement, dated June 19, 1996, between Auto and
                Jules Trump.
10.02**    --   Amended and Restated Employment Agreement, dated November 1,
                1996, between Auto and James Bazlen.
10.03*     --   Amended and Restated Employment Agreement, dated June 19,
                1996, between Auto and Arthur Hicks.
10.04*     --   Amended and Restated Participation Agreement, dated June 19,
                1996, between Auto and James Bazlen.
10.05*     --   Amended and Restated Participation Agreement, dated June 19,
                1996, between Auto and Arthur Hicks.
10.06*     --   1996 Associate Stock Option Plan.
10.06.1**  --   Plan Amendment to the Associate Plan.

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
---------                         -----------------------
10.06.2**  --   Second Plan Amendment to the Associate Plan.
10.07*     --   1996 Executive Stock Option Plan.
10.07.1**  --   Plan Amendment to the Executive Plan.
10.07.2**  --   Second Plan Amendment to the Executive Plan.
10.08*     --   Real Estate Financing Agreement, dated as of October 30,
                1996, between Cantrade Trust Company Limited, in its
                capacity as trustee of The Carmel Trust, and Auto.
10.09*     --   Amended and Restated Lease, dated October 23, 1989 (the
                "Missouri Falls Lease"), between Auto and Missouri Falls
                Associates Limited Partnership.
10.10*     --   First Amendment to the Missouri Falls Lease, dated November
                22, 1991, between Auto and Missouri Falls Associates Limited
                Partnership.
10.11*     --   Amendment to Leases, dated as of October 30, 1996, by and
                between Missouri Falls Associates Limited Partnership and
                Auto.
10.12*     --   Financing Advisory Agreement, dated October 30, 1996,
                between Auto and Investcorp International Inc.
10.13*     --   Financial Advisory Services Letter Agreement, dated October
                30, 1996, between Auto and Investcorp International Inc.
10.14*     --   Standby Loan Commitment Letter Agreement, dated October 30,
                1996, between Auto and Invifin S.A.
10.15*     --   Agreement for Management Advisory, Strategic Planning and
                Consulting Services, dated October 30, 1996, between Auto
                and Investcorp International Inc.
10.16*     --   Stockholders' Agreement, dated October 30, 1996, by and
                among the Initial Investcorp Group, Cantrade Trust Company
                Limited, in its capacity as trustee of The Carmel Trust,
                Auto and the Company.
10.16.1**  --   Form of Supplemental Stockholders' Agreement Signature Page.
10.17*     --   Stock Purchase Agreement, dated September 29, 1996.
10.18**    --   Senior Executive Stock Loan Plan.
10.19**    --   Form of Stock Purchase Agreement.
10.20**    --   Promissory Note of Maynard Jenkins dated December 21, 1997.
10.21**    --   Stock Pledge Agreement between the Company and Maynard
                Jenkins dated December 21, 1997.
10.22**    --   Employment Agreement dated January 27, 1997 between Auto and
                Maynard Jenkins.
10.23**    --   Stock Acquisition Agreement dated January 27, 1997 among
                Maynard Jenkins, the Company and CSK Holdings L.P.
10.24**    --   Stock Option Agreement, dated February 1, 1998, between the
                Company and Maynard Jenkins.
10.25**    --   Stock Option Agreement, dated March 9, 1998, between the
                Company and Maynard Jenkins.
16.01**    --   Letter of Price Waterhouse LLP re: Change in Certifying
                Accountants.
21.01      --   Subsidiaries of the Registrant.
27.01      --   Financial Data Schedule.

---------------
 * Incorporated herein by reference to Auto's Registration Statement on Form S-4 (File No. 333-22511).

** Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-43211).

     (b) Reports on Form 8-K: None.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of CSK Auto Corporation

     Our audit of the consolidated financial statements referred to in our report dated December 23, 1997 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a-2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

Phoenix, Arizona
December 23, 1997

                              CSK AUTO CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE FISCAL YEARS 1997, 1996 AND 1995

                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF    COSTS AND                     END OF
                 DESCRIPTION                       PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                 -----------                    ------------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
Reserve for Closed Stores
Year End January 28, 1996.....................      5,745          3,310        (3,757)        5,298
Year End February 2, 1997.....................      5,298         14,904        (4,360)       15,842
Year End February 1, 1998.....................     15,842          1,640        (6,130)       11,352

Reserve for Bad Debts
Year End January 28, 1996.....................      1,488          1,437          (972)        1,953
Year End February 2, 1997.....................      1,953          1,290        (1,475)        1,768
Year End February 1, 1998.....................      1,768          2,033        (1,398)        2,403

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of May 1998.

                                          CSK AUTO CORPORATION

                                          By:     /s/ MAYNARD JENKINS

                                          --------------------------------------
                                              Maynard Jenkins
                                            Chairman and
                                            Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 4th day of May 1998.

                /s/ MAYNARD JENKINS                  Chairman of the Board and Chief Executive Officer
---------------------------------------------------  (Principal Executive Officer)
                  Maynard Jenkins

                 /s/ JAMES BAZLEN                    President, Chief Operating Officer and Director
---------------------------------------------------
                   James Bazlen

                 /s/ JON P. HEDLEY                   Director
---------------------------------------------------
                   Jon P. Hedley

              /s/ EDWARD G. LORD III                 Director
---------------------------------------------------
                Edward G. Lord III

            /s/ CHRISTOPHER J. O'BRIEN               Director
---------------------------------------------------
              Christopher J. O'Brien

             /s/ CHARLES J. PHILIPPIN                Director
---------------------------------------------------
               Charles J. Philippin

                 /s/ ROBERT SMITH                    Director
---------------------------------------------------
                   Robert Smith

            /s/ CHRISTOPHER J. STADLER               Director
---------------------------------------------------
              Christopher J. Stadler

                  /s/ JULES TRUMP                    Director
---------------------------------------------------
                    Jules Trump

                  /s/ EDDIE TRUMP                    Director
---------------------------------------------------
                    Eddie Trump

                 /s/ SAVIO W. TUNG                   Director
---------------------------------------------------
                   Savio W. Tung

                 /s/ DON W. WATSON                   Senior Vice President, Chief Financial Officer
---------------------------------------------------  and Treasurer (Principal Financial Officer and
                   Don W. Watson                     Principal Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
---------                         -----------------------
 3.01      --   Restated Certificate of Incorporation of the Company.
 3.02      --   Certificate of Correction of the Company.
 3.03*     --   Amended and Restated By-laws of the Company.
 4.01*     --   Indenture, dated as of October 30, 1996, by and among Auto,
                Kragen, Schuck's and The Bank of New York (as successor to
                Wells Fargo Bank, N.A.), as Trustee, including form of Note.
 4.02**    --   Amended and Restated Credit Agreement, dated as of December
                8, 1997, among Auto, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as administrative agent for the Lenders, and Lehman Commercial Paper Inc., as documentation agent for the Lenders and Chase Securities
                Inc., as arranger.
10.01*     --   Employment Agreement, dated June 19, 1996, between Auto and
                Jules Trump.
10.02**    --   Amended and Restated Employment Agreement, dated November 1,
                1996, between Auto and James Bazlen.
10.03*     --   Amended and Restated Employment Agreement, dated June 19,
                1996, between Auto and Arthur Hicks.
10.04*     --   Amended and Restated Participation Agreement, dated June 19,
                1996, between Auto and James Bazlen.
10.05*     --   Amended and Restated Participation Agreement, dated June 19,
                1996, between Auto and Arthur Hicks.
10.06*     --   1996 Associate Stock Option Plan.
10.06.1**  --   Plan Amendment to the Associate Plan.
10.06.2**  --   Second Plan Amendment to the Associate Plan.
10.07*     --   1996 Executive Stock Option Plan.
10.07.1**  --   Plan Amendment to the Executive Plan.
10.07.2**  --   Second Plan Amendment to the Executive Plan.
10.08*     --   Real Estate Financing Agreement, dated as of October 30,
                1996, between Cantrade Trust Company Limited, in its
                capacity as trustee of The Carmel Trust, and Auto.
10.09*     --   Amended and Restated Lease, dated October 23, 1989 (the
                "Missouri Falls Lease"), between Auto and Missouri Falls
                Associates Limited Partnership.
10.10*     --   First Amendment to the Missouri Falls Lease, dated November
                22, 1991, between Auto and Missouri Falls Associates Limited
                Partnership.
10.11*     --   Amendment to Leases, dated as of October 30, 1996, by and
                between Missouri Falls Associates Limited Partnership and
                Auto.
10.12*     --   Financing Advisory Agreement, dated October 30, 1996,
                between Auto and Investcorp International Inc.
10.13*     --   Financial Advisory Services Letter Agreement, dated October
                30, 1996, between Auto and Investcorp International Inc.
10.14*     --   Standby Loan Commitment Letter Agreement, dated October 30,
                1996, between Auto and Invifin S.A.
10.15*     --   Agreement for Management Advisory, Strategic Planning and
                Consulting Services, dated October 30, 1996, between Auto
                and Investcorp International Inc.
10.16*     --   Stockholders' Agreement, dated October 30, 1996, by and
                among the Initial Investcorp Group, Cantrade Trust Company
                Limited, in its capacity as trustee of The Carmel Trust,
                Auto and the Company.
10.16.1**  --   Form of Supplemental Stockholders' Agreement Signature Page.
10.17*     --   Stock Purchase Agreement, dated September 29, 1996.
10.18**    --   Senior Executive Stock Loan Plan.
10.19**    --   Form of Stock Purchase Agreement.
10.20**    --   Promissory Note of Maynard Jenkins dated December 21, 1997.

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
---------                         -----------------------
10.21**    --   Stock Pledge Agreement between the Company and Maynard
                Jenkins dated December 21, 1997.
10.22**    --   Employment Agreement dated January 27, 1997 between Auto and
                Maynard Jenkins.
10.23**    --   Stock Acquisition Agreement dated January 27, 1997 among
                Maynard Jenkins, the Company and CSK Holdings L.P.
10.24**    --   Stock Option Agreement, dated February 1, 1998, between the
                Company and Maynard Jenkins.
10.25**    --   Stock Option Agreement, dated March 9, 1998, between the
                Company and Maynard Jenkins.
16.01**    --   Letter of Price Waterhouse LLP re: Change in Certifying
                Accountants.
21.01      --   Subsidiaries of the Registrant.
27.01      --   Financial Data Schedule.

---------------
 * Incorporated herein by reference to Auto's Registration Statement on Form S-4 (File No. 333-22511).

** Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-43211).