Form 10-Q
period 1998-05-03
CSK AUTO CORP
filed 1998-06-12
CIK 1051848

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MAY 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER: 001-13927

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

                                       (602) 265-9200
                    (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                             N/A
                    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                                IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X]  Yes       [ ]  No

     As of June 8, 1998, CSK Auto Corporation had 27,738,388 shares of common stock outstanding.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CSK AUTO CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              (UNAUDITED)
                                                                MAY 3,       FEBRUARY 1,
                                                                 1998           1998
                                                              -----------    -----------
                                         ASSETS
Cash and cash equivalents...................................   $  6,199       $  4,852
Receivables, net of allowances of $2,568 and $2,403,
  respectively..............................................     37,444         37,566
Inventories.................................................    373,257        367,366
Assets held for sale........................................      4,494          2,418
Prepaid expenses and other current assets...................     13,124         14,143
                                                               --------       --------
          Total current assets..............................    434,518        426,345
                                                               --------       --------
Property and equipment, net.................................     91,793         85,940
Leasehold interests, net....................................     10,665         10,934
Deferred income taxes.......................................     26,727         22,021
Other assets, net...........................................      7,807         18,011
                                                               --------       --------
          Total assets......................................   $571,510       $563,251
                                                               ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable............................................   $120,058       $109,962
Outstanding checks..........................................     13,734          4,308
Accrued payroll and related expenses........................     20,230         20,869
Accrued expenses and other current liabilities..............     32,232         40,818
Due to affiliates...........................................         --          1,000
Current maturities of amounts due under Senior Credit
  Facility..................................................      1,000          1,000
Current maturities of capital lease obligations.............      8,759          8,671
Deferred income taxes.......................................      4,066          4,066
                                                               --------       --------
          Total current liabilities.........................    200,079        190,694
                                                               --------       --------
Amounts due under Senior Credit Facility....................    185,000        239,050
Obligations under 11% Senior Subordinated Notes.............     81,250        125,000
Obligations under 12% Subordinated Notes....................         --         50,000
Obligations under capital leases............................     14,530         16,241
Other.......................................................     13,914         17,321
                                                               --------       --------
          Total non-current liabilities.....................    294,694        447,612
                                                               --------       --------
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.01 par value, 50,000,000 shares authorized,
  27,738,388 at May 3, 1998 and 19,113,388 shares at
  February 1, 1998 issued and outstanding...................        277            191
Additional paid-in capital..................................    289,533        130,513
Stockholder receivable......................................     (1,018)        (1,168)
Deferred compensation.......................................       (620)          (675)
Accumulated deficit.........................................   (211,435)      (203,916)
                                                               --------       --------
          Total stockholders' equity (deficit)..............     76,737        (75,055)
                                                               --------       --------
          Total liabilities and stockholders' equity
            (deficit).......................................   $571,510       $563,251
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THIRTEEN WEEKS ENDED
                                                              --------------------------
                                                                MAY 3,         MAY 4,
                                                                 1998           1997
                                                              -----------    -----------
Net sales...................................................  $   238,423    $   201,613
Cost and expenses:
  Cost of sales.............................................      130,706        117,501
  Operating and administrative..............................       93,023         77,095
  Transition and integration expenses.......................        3,075             --
  Write-off of unamortized management fee...................        3,643             --
                                                              -----------    -----------
                                                                  230,447        194,596
                                                              -----------    -----------
Operating profit............................................        7,976          7,017
Interest expense............................................        9,198          9,725
                                                              -----------    -----------
Loss before income taxes and extraordinary item.............       (1,222)        (2,708)
Income tax benefit..........................................         (470)        (1,059)
                                                              -----------    -----------
Loss before extraordinary item..............................         (752)        (1,649)
Extraordinary loss, net of $4,236 of income taxes...........       (6,767)            --
                                                              -----------    -----------
Net loss....................................................  $    (7,519)   $    (1,649)
                                                              ===========    ===========
Basic earnings per share:
Loss before extraordinary item..............................  $     (0.03)   $     (0.10)
Extraordinary loss, net of income taxes.....................        (0.29)            --
                                                              -----------    -----------
Net loss....................................................  $     (0.32)   $     (0.10)
                                                              ===========    ===========
Shares used in computing per share amounts..................   23,568,058     17,105,000
                                                              ===========    ===========
Diluted earnings per share:
Loss before extraordinary item..............................  $     (0.03)   $     (0.10)
Extraordinary loss, net of income taxes.....................        (0.29)            --
                                                              -----------    -----------
Net loss....................................................  $     (0.32)   $     (0.10)
                                                              ===========    ===========
Shares used in computing per share amounts..................   23,568,058     17,105,000
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                               COMMON STOCK       ADDITIONAL
                            -------------------    PAID-IN     ACCUMULATED   STOCKHOLDER     DEFERRED     TOTAL EQUITY
                              SHARES     AMOUNT    CAPITAL       DEFICIT     RECEIVABLE    COMPENSATION    (DEFICIT)
                            ----------   ------   ----------   -----------   -----------   ------------   ------------
Balance at February 1,
  1998....................  19,113,388    $191     $130,513     $(203,916)     $(1,168)       $(675)        $(75,055)
  Amortization of deferred
    compensation..........          --      --           --            --           --           55               55
  Recovery of shareholder
    receivable............          --      --           --            --          150           --              150
  Issuance of common stock
    in initial public
    offering, net of
    transaction costs.....   8,625,000      86      159,020            --           --           --          159,106
  Net loss................          --      --           --        (7,519)          --           --           (7,519)
                            ----------    ----     --------     ---------      -------        -----         --------
Balance at May 3, 1998
  (Unaudited).............  27,738,388    $277     $289,533     $(211,435)     $(1,018)       $(620)        $ 76,737
                            ==========    ====     ========     =========      =======        =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THIRTEEN WEEKS ENDED
                                                              --------------------------
                                                              MAY 3, 1998    MAY 4, 1997
                                                              -----------    -----------
Cash flows provided by (used in) operating activities:
  Net loss..................................................   $ (7,519)      $ (1,649)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization of property and
     equipment..............................................      5,280          4,227
    Amortization of leasehold interests.....................        242            303
    Amortization of other deferred charges..................        226            172
    Amortization of deferred financing costs................        296            452
    Extraordinary loss on early retirement of debt, net.....      6,767             --
    Write-off of unamortized deferred charge................      3,643             --
    Deferred income taxes...................................       (470)        (1,059)
    Change in operating assets and liabilities:
      Accounts receivable...................................        122            529
      Inventories...........................................     (5,891)          (763)
      Prepaid expenses and other current assets.............        960             98
      Accounts payable......................................     10,096        (16,173)
      Outstanding checks....................................      9,426          1,830
      Accrued payroll, accrued expenses and other current
       liabilities..........................................     (9,083)        (3,943)
      Due to affiliate......................................     (1,000)            --
      Other.................................................     (3,282)        (1,269)
                                                               --------       --------
    Net cash provided by (used in) operating activities.....      9,813        (17,245)
                                                               --------       --------
Cash flows used in investing activities:
  Capital expenditures......................................    (10,814)        (3,606)
  Expenditures for assets held for sale.....................     (3,194)        (3,111)
  Proceeds from sale of property and equipment and assets
    held for sale...........................................      1,429            429
  Other investing activities................................       (124)           (22)
                                                               --------       --------
  Net cash used in investing activities.....................    (12,703)        (6,310)
                                                               --------       --------
Cash flows provided by financing activities:
  Borrowings under Senior Credit Facility...................     45,000         26,000
  Payments of debt..........................................    (99,050)            --
  Issuance of common stock in initial public offering.......    172,482             --
  Underwriters' discount and other costs of initial public
    offering................................................    (13,377)            --
  Premiums paid upon early retirement of debt...............     (4,875)
  Retirement of 11% Senior Subordinated Notes...............    (43,750)            --
  Retirement of 12% Subordinated Notes......................    (50,000)            --
  Payments on capital lease obligations.....................     (2,190)        (1,811)
  Recovery of stockholder receivable........................        150             --
  Other.....................................................       (153)          (332)
                                                               --------       --------
Net cash provided by financing activities...................      4,237         23,857
                                                               --------       --------
Net increase in cash and cash equivalents...................      1,347            302
Cash and cash equivalents, beginning of period..............      4,852          5,223
                                                               --------       --------
Cash and cash equivalents, end of period....................   $  6,199       $  5,525
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED MAY 3, 1998

     CSK Auto Corporation is a holding company. At May 3, 1998, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary ("Auto"). On a consolidated basis, CSK Auto Corporation and CSK Auto, Inc. are referred to herein as the "Company".

     CSK Auto, Inc. is a specialty retailer of automotive aftermarket parts and accessories. At May 3, 1998, the Company operated 730 stores in 12 Western states. The Company operates as a fully integrated chain under three brand names: Checker Auto Parts, founded in 1968 and operating in the Southwest and Rocky Mountain states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and the results of its operations. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the fiscal year ended February 1, 1998, as included in the Company's Annual Report on Form 10-K.

2.  INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management's estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $319.9 million and $316.2 million at May 3, 1998 and February 1, 1998, respectively.

3.  INITIAL PUBLIC OFFERING OF COMMON STOCK

     On March 17, 1998, the Company completed an initial public offering (the "Offering") of 8,625,000 shares of its common stock. The Offering generated net proceeds of approximately $159.1 million which were used to reduce outstanding debt of the Company as follows, (in millions):

12% Subordinated Notes............................    $ 50.0
11% Senior Subordinated Notes.....................      43.8
Senior Credit Facility............................      53.8
Premiums on retirement............................       4.9
Accrued interest..................................       6.6
                                                      ------
          Total...................................    $159.1
                                                      ======

     Upon the retirement of Company's 12% Subordinated Notes, all of Auto's outstanding preferred stock was cancelled. Upon the consummation of the Offering, the Company recorded an extraordinary loss of $6.8 million, net of taxes. Such extraordinary loss consisted primarily of the premiums paid in connection with the redemption of indebtedness and the write-off of a portion of deferred debt issuance costs.

     In connection with the Offering, the Company's Board of Directors approved a 17.105 to 1 stock split. Accordingly, all share information herein has been adjusted to give retroactive effect to such stock split. In addition, under the terms of the Company's restated Certificate of Incorporation in effect at the time of the

                      CSK AUTO CORPORATION AND SUBSIDIARY

Offering, each share of each class of outstanding capital stock of the Company automatically converted to common stock upon the consummation of the Offering on March 17, 1998.

     In March 1998, the Company amended its Certificate of Incorporation to increase the total common stock authorization to 50 million shares.

4.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supercedes APB Opinion No. 15, Earnings per Share ("APB 15"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is calculated similarly to fully diluted EPS pursuant to APB 15, with some modifications. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior-period EPS data presented after the effective date. Consequently, the Company adopted FAS 128 effective as of fiscal 1997 and has restated all prior period EPS data presented within these financial statements. Calculation of shares used in computing per share amounts under the provisions of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98 is summarized as follows:

                                                                 THIRTEEN WEEKS ENDED
                                                              --------------------------
                                                              MAY 3, 1998    MAY 4, 1997
                                                              -----------    -----------
                                                                     (UNAUDITED)
Common stock outstanding:
  Beginning of period.......................................  19,113,388     17,105,000
  End of period.............................................  27,738,388     17,105,000
Issued during the period....................................   8,625,000             --
Weighted average number of shares...........................  23,568,058     17,105,000

     Weighted average shares issuable under employee stock options, totaling 948,129 are excluded from the shares used in computing per share amounts for the thirteen weeks ended May 3, 1998 because their effect is anti-dilutive.

5.  WRITE-OFF OF UNAMORTIZED MANAGEMENT FEE

     In connection with the Acquisition and Financings that occurred in October 1996 (See the Company's Annual Report on Form 10-K), the Company pre-paid a fee of $5.0 million to its then majority shareholder in connection with a management advisory and consulting services agreement (the "Management Agreement"). The term of the Management Agreement was 5 years unless earlier terminated as a result of the occurrence of certain events, including the initial public offering of a class of equity securities. Upon the consummation of the Offering in March 1998, the Management Agreement terminated and the remaining unamortized portion of the pre-paid fee ($3.6 million) was expensed.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and other Post Retirement Benefits." The Company adopted each of these standards in fiscal 1998. As these standards only require additional disclosures in the Company's financial statements, their adoption did not affect the Company's financial position or the results of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

     The Company's business is seasonal in nature, with the highest sales occurring in the summer months of June through August. The Company's business is also affected by weather conditions because unusually severe weather tends to reduce sales as elective maintenance is postponed during such periods. However, extremely hot or cold weather can enhance sales by causing parts to fail and demand for seasonal products to increase.

     On December 8, 1997, the Company acquired the 82 Trak West stores located in the Los Angeles market from Trak Auto Corporation. During the first quarter of fiscal 1998, the Company completed the integration of these stores into its operations.

     On March 17, 1998, the Company completed an initial public offering (the "Offering") of approximately 8.6 million shares of its common stock and utilized the net proceeds thereof (approximately $159.1 million) to reduce outstanding debt.

  Results of Operations

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

                                                                 THIRTEEN WEEKS ENDED
                                                              --------------------------
                                                              MAY 3, 1998    MAY 4, 1997
                                                              -----------    -----------
Net sales...................................................     100.0%         100.0%
Cost of sales...............................................      54.8%          58.3%
                                                                 -----          -----
Gross profit................................................      45.2%          41.7%
Operating and administrative................................      39.0%          38.2%
Transition and integration expense..........................       1.3%           0.0%
Write-off of unamortized management fee.....................       1.5%           0.0%
                                                                 -----          -----
Operating profit............................................       3.4%           3.5%
Interest expense............................................       3.9%           4.8%
                                                                 -----          -----
Loss before income taxes and extraordinary item.............      (0.5)%         (1.3)%
Income tax benefit..........................................      (0.2)%         (0.5)%
                                                                 -----          -----
Loss before extraordinary item..............................      (0.3)%         (0.8)%
Extraordinary loss, net of tax..............................      (2.8)%         (0.0)%
                                                                 -----          -----
Net loss....................................................      (3.1)%         (0.8)%
                                                                 =====          =====

THIRTEEN WEEKS ENDED MAY 3, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 1997

     Net sales for the thirteen weeks ended May 3, 1998 (the "first quarter of fiscal 1998") increased $36.8 million, or 18.3% over net sales for the thirteen week period ended May 4, 1997, primarily reflecting an increase in the number of stores operated. As a result of the acquisition of Trak West in December 1997 and new store openings, the Company operated 730 stores at quarter-end 1998 compared to 586 stores at quarter-end last year. Comparable store sales for the first quarter of fiscal 1998 were flat compared to the prior-year period, due primarily to heavy rains and cooler temperatures. During the first quarter of fiscal 1998, the Company opened 16 new stores, relocated 12 stores to larger facilities and closed four stores in addition to those closed due to relocations.

     Gross profit for the first quarter of fiscal 1998 was $107.7 million, or
45.2 % of net sales, compared to $84.1 million, or 41.7% of net sales, for the comparable period of fiscal 1997. The increase in gross profit percentage primarily resulted from the Company's ability to obtain generally better pricing and more favorable terms from its vendors as a result of the Company's improving operating results and financial condition.

     Operating and administrative expenses increased by $15.9 million to $93.0 million, or 39.0% of net sales, for the first quarter of fiscal 1998 from $77.1 million, or 38.2% of net sales, for the comparable period of fiscal 1997. The increase in expense is primarily the result of the incremental operating costs of new stores that are in the early stages of maturation and the operating costs of the former Trak stores, which exceed the Company average as a percent of sales. In addition, the Company incurred $3.1 million of one-time expense during the first quarter of fiscal 1998 to complete the integration of the former Trak stores into the Company's operations and a $3.6 million non-cash charge to write off the remaining unamortized balance of a pre-paid management consulting and advisory services agreement that terminated by its terms upon the consummation of the Offering.

     Operating profit increased to $8.0 million, or 3.4% of net sales, for the first quarter of fiscal 1998 compared to $7.0 million, or 3.5% of net sales, for the comparable period of fiscal 1997, due to the factors cited above.

     Interest expense for the first quarter of fiscal 1998 totaled $9.2 million compared to $9.7 million for the first quarter of fiscal 1997. The decrease in expense is the result of the early retirement of approximately $147.6 million of outstanding debt with the proceeds of the Offering. As a result of such retirement of debt, the Company incurred an extraordinary loss of $6.8 million, net of tax, which consisted primarily of the premiums paid in connection with the retirement of such indebtedness and the write-off of a portion of deferred debt issuance costs.

     As a result of the above factors, net loss increased to $7.5 million, or ($0.32) per common share, for the first quarter of fiscal 1998, compared to a net loss of $1.6 million, or ($0.10) per common share, for the first quarter of fiscal 1997. Pro forma net income for the first quarter of fiscal 1998 was approximately $4.1 million, or $0.14 per fully diluted common share, assuming that the Offering and related retirement of indebtedness had occurred on the first day of fiscal 1998 and adjusting for the extraordinary loss and other non-recurring items discussed above.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $8.6 million to $20.4 million in the first quarter of fiscal 1998, compared to $11.8 million for first quarter of fiscal 1997. EBITDA is used by the Company for the purpose of analyzing operating performance, leverage and liquidity. Additionally, the Company's $300.0 million Senior Credit Facility contains various financial covenants that are based upon EBITDA as it is defined in the Senior Credit Facility. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of the Company's operating performance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory) and store fixtures and leasehold improvements associated with its store expansion and relocation program, the expansion of its sales to commercial customers and the increase in the number of hard parts SKU's in its stores. Historically, the Company has financed its growth and infrastructure requirements through internally generated funds, funds borrowed under its various credit agreements, funds obtained from an affiliate of a shareholder through sales-leaseback and other transactions, and lease arrangements with third parties.

     The Company believes that it has sufficient liquidity to fund its debt service obligations and to continue to implement its growth strategy. In addition to its operating cash flow and borrowing capacity under the $300.0 million Senior Credit Facility, the Company has access to an off-balance sheet leasing facility that will provide for the acquisition and development of approximately 100 to 125 new stores over the period of February 1, 1998 through May 31, 1999. The facility calls for up to $125 million of funding to be provided for acquisition and development costs with the stores to be leased to the Company under operating lease arrangements upon the completion of their construction.

     For the thirteen week period ended May 3, 1998, net cash provided by operating activities was $9.8 million compared to $17.2 million of cash used in operating activities during the first quarter of fiscal

1997. The largest component of the change in cash flow from operating activities relates to accounts payable, where $10.1 million of cash was provided by operating activities during fiscal 1998, while $16.2 million was used for such purposes in fiscal 1997. Net cash used in investing activities totaled $12.7 million in the thirteen weeks ended May 3, 1998, compared to $6.3 million in the comparable period of fiscal 1997. The increase in cash used in investing activities was the result of generally larger disbursements for capital expenditures, primarily in connection with the integration of the former Trak stores. Net cash provided by financing activities totaled $4.2 million in the first quarter of fiscal 1998 compared to $23.9 million in the comparable period of fiscal 1997. In the 1998 period, net cash provided by financing activities consisted of $45.0 million of revolving credit facility borrowings, payments of debt of $45.2 million, $2.2 million of payments on capital lease obligations and receipt of $0.2 million of stockholder receivables. In addition, the Company received gross proceeds of $172.5 million in connection with the Offering. Such proceeds were applied as follows: $13.4 million to pay underwriters' discounts and other transaction costs; $50.0 million to retire all outstanding 12% Subordinated Notes; $43.8 million to retire certain of the 11% Senior Subordinated Notes; $53.8 million to pay certain outstanding balances under the Senior Credit Facility; $4.9 million to pay premiums in connection with the retirement of certain of the aforementioned debt instruments and the balance to pay accrued interest and for general corporate purposes. In the 1997 period, the Company borrowed $26.0 million under the Senior Credit Facility, made payments of capital lease obligations of $1.8 million and paid $0.3 million in connection with other financing activities.

  Forward-looking Statements

     The foregoing Management's Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management's assumptions and beliefs in light of the information currently available. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors that may cause differences are identified in the Company's Annual Report on Form 10-K, and are incorporated herein by reference.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     NONE

ITEM 2.  CHANGES IN SECURITIES.

     NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the first quarter of fiscal 1998, no matters were submitted to a vote of security holders except as follows:

          (a) On February 9, 1998, the Board of Directors submitted an amendment to the Certificate of Incorporation which increased the authorized common stock of the Company and provided for a 17.105 to 1 split of the outstanding common stock, which was approved by unanimous consent of the stockholders on such date.

          (b) On February 9, 1998, the Board of Directors submitted a form of Restated Certificate of Incorporation to be filed upon the consummation of the Company's initial public offering, which was approved by unanimous consent of the stockholders on such date.

          (c) On February 9, 1998, the Board of Directors submitted amendments to the 1996 Associate Stock Option Plan and the 1996 Executive Stock Option Plan, which was approved by unanimous consent of the stockholders on such date.

          (d) On February 9, 1998, the Board of Directors submitted the grant of certain options to purchase common stock to the Company's Chairman and Chief Executive Officer, which was approved by unanimous consent of the stockholders on such date.

ITEM 5.  OTHER INFORMATION.

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

     3.01*  Amended and Restated Articles of Incorporation of the Company.

     3.02*  Amended and Restated By-laws of the Company.

     27.01  Financial Data Schedule.

     (b) Reports on Form 8-K: None
---------------
* Incorporated herein by reference to the Company's registration statement on Form S-1 (File No. 001-13927)

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CSK Auto Corporation

                                          By: /s/ DON W. WATSON

                                            ------------------------------------
                                            Don W. Watson
                                            Chief Financial Officer

DATED: June 8, 1998