Form 10-Q
period 1998-08-02
CSK AUTO CORP
filed 1998-09-11
CIK 1051848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER 001-13927

                              CSK AUTO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      86-0765798
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
   645 E. MISSOURI AVE. SUITE 400, PHOENIX,                        85012
                    ARIZONA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (602) 265-9200
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

                                [X] Yes  [ ] No

     As of September 10, 1998, CSK Auto Corporation had 27,738,388 shares of common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CSK AUTO CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              (UNAUDITED)
                                                               AUGUST 2,     FEBRUARY 1,
                                                                 1998           1998
                                                              -----------    -----------
                                         ASSETS
Cash and cash equivalents...................................   $   7,578      $   4,852
Receivables, net of allowances of $2,433 and $2,403,
  respectively..............................................      41,420         37,566
Inventories.................................................     368,534        367,366
Assets held for sale........................................       6,316          2,418
Prepaid expenses and other current assets...................      16,906         14,143
                                                               ---------      ---------
          Total current assets..............................     440,754        426,345
                                                               ---------      ---------
Property and equipment, net.................................      90,410         85,940
Leasehold interests, net....................................      10,266         10,934
Deferred income taxes.......................................      21,240         22,021
Other assets, net...........................................       7,674         18,011
                                                               ---------      ---------
          Total assets......................................   $ 570,344      $ 563,251
                                                               =========      =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable............................................   $ 105,086      $ 109,962
Outstanding checks..........................................      11,910          4,308
Accrued payroll and related expenses........................      21,576         20,869
Accrued expenses and other current liabilities..............      36,992         40,818
Due to affiliates...........................................          --          1,000
Current maturities of amounts due under Senior Credit
  Facility..................................................       1,000          1,000
Current maturities of capital lease obligations.............       9,164          8,671
Deferred income taxes.......................................       4,066          4,066
                                                               ---------      ---------
          Total current liabilities.........................     189,794        190,694
                                                               ---------      ---------
Amounts due under Senior Credit Facility....................     186,580        239,050
Obligations under 11% Senior Subordinated Notes.............      81,250        125,000
Obligations under 12% Subordinated Notes....................          --         50,000
Obligations under capital leases............................      14,115         16,241
Other.......................................................      12,880         17,321
                                                               ---------      ---------
          Total non-current liabilities.....................     294,825        447,612
                                                               ---------      ---------
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.01 par value, 50,000,000 shares authorized,
  27,738,388 at August 2, 1998 and 19,113,388 shares at
  February 1, 1998 issued and outstanding...................         277            191
Additional paid-in capital..................................     289,137        130,513
Stockholder receivable......................................      (1,018)        (1,168)
Deferred compensation.......................................        (578)          (675)
Accumulated deficit.........................................    (202,093)      (203,916)
                                                               ---------      ---------
          Total stockholders' equity (deficit)..............      85,725        (75,055)
                                                               ---------      ---------
          Total liabilities and stockholders' equity
            (deficit).......................................   $ 570,344      $ 563,251
                                                               =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                            ------------------------    ------------------------
                                            AUGUST 2,     AUGUST 3,     AUGUST 2,     AUGUST 3,
                                               1998          1997          1998          1997
                                            ----------    ----------    ----------    ----------
Net sales.................................  $  254,701    $  217,944    $  493,124    $  419,557
Cost and expenses:
  Cost of sales...........................     137,040       124,745       267,746       242,246
  Operating and administrative............      95,422        81,100       188,445       158,195
  Transition and integration expenses.....          --            --         3,075            --
  Write-off of unamortized management
     fee..................................          --            --         3,643            --
                                            ----------    ----------    ----------    ----------
                                               232,462       205,845       462,909       400,441
                                            ----------    ----------    ----------    ----------
Operating profit..........................      22,239        12,099        30,215        19,116
Interest expense..........................       7,410         9,989        16,608        19,714
                                            ----------    ----------    ----------    ----------
Income (loss) before income taxes and
  extraordinary item......................      14,829         2,110        13,607          (598)
Income tax expense (benefit)..............       5,487           843         5,017          (216)
                                            ----------    ----------    ----------    ----------
Income (loss) before extraordinary item...       9,342         1,267         8,590          (382)
Extraordinary loss, net of $4,236 of
  income taxes............................          --            --        (6,767)           --
                                            ----------    ----------    ----------    ----------
Net income (loss).........................  $    9,342    $    1,267    $    1,823    $     (382)
                                            ==========    ==========    ==========    ==========
Basic earnings per share:
Income (loss) before extraordinary item...  $     0.34    $     0.07    $     0.33    $    (0.02)
Extraordinary loss, net of income taxes...          --            --         (0.26)           --
                                            ----------    ----------    ----------    ----------
Net income (loss).........................  $     0.34    $     0.07    $     0.07    $    (0.02)
                                            ==========    ==========    ==========    ==========
Shares used in computing per share
  amounts.................................  27,738,388    17,105,000    25,653,223    17,105,000
                                            ==========    ==========    ==========    ==========
Diluted earnings per share:
Income (loss) before extraordinary item...  $     0.33    $     0.07    $     0.32    $    (0.02)
Extraordinary loss, net of income taxes...          --            --         (0.25)           --
                                            ----------    ----------    ----------    ----------
Net income (loss).........................  $     0.33    $     0.07    $     0.07    $    (0.02)
                                            ==========    ==========    ==========    ==========
Shares used in computing per share
  amounts.................................  28,662,448    17,105,000    26,578,154    17,105,000
                                            ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 COMMON STOCK       ADDITIONAL
                              -------------------    PAID-IN     ACCUMULATED   STOCKHOLDER     DEFERRED     TOTAL EQUITY
                                SHARES     AMOUNT    CAPITAL       DEFICIT     RECEIVABLE    COMPENSATION    (DEFICIT)
                              ----------   ------   ----------   -----------   -----------   ------------   ------------
Balance at February 1,
  1998......................  19,113,388    $191     $130,513     $(203,916)     $(1,168)       $(675)        $(75,055)
  Amortization of deferred
    compensation............          --      --           --            --           --           97               97
  Recovery of shareholder
    receivable..............          --      --           --            --          150           --              150
  Issuance of common stock
    in initial public
    offering, net of
    transaction costs.......   8,625,000      86      158,624            --           --           --          158,710
  Net income................          --      --           --         1,823           --           --            1,823
                              ----------    ----     --------     ---------      -------        -----         --------
Balance at August 2, 1998
  (Unaudited)...............  27,738,388    $277     $289,137     $(202,093)     $(1,018)       $(578)        $ 85,725
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

                      CSK AUTO CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   TWENTY-SIX WEEKS ENDED
                                                              --------------------------------
                                                              AUGUST 2, 1998    AUGUST 3, 1997
                                                              --------------    --------------
Cash flows provided by (used in) operating activities:
  Net income (loss).........................................     $  1,823          $   (382)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization of property and
       equipment............................................       10,552             8,585
     Amortization of leasehold interests....................          475               675
     Amortization of other deferred charges.................          360               328
     Amortization of deferred financing costs...............          539             1,070
     Extraordinary loss on early retirement of debt, net....        6,767                --
     Write-off of unamortized deferred charge...............        3,643                --
     Deferred income taxes..................................        5,017              (216)
     Change in operating assets and liabilities:
       Accounts receivable..................................       (3,854)           (6,608)
       Inventories..........................................       (1,168)          (12,695)
       Prepaid expenses and other current assets............       (2,881)             (508)
       Accounts payable.....................................       (4,876)           (5,971)
       Outstanding checks...................................        7,602             8,527
       Accrued payroll, accrued expenses and other current
          liabilities.......................................       (2,990)            2,201
       Due to affiliate.....................................       (1,000)               --
       Other................................................       (4,303)           (1,338)
                                                                 --------          --------
     Net cash provided by (used in) operating activities....       15,706            (6,332)
                                                                 --------          --------
Cash flows used in investing activities:
  Capital expenditures......................................      (18,640)           (6,781)
  Expenditures for assets held for sale.....................      (12,156)           (6,505)
  Proceeds from sale of property and equipment and assets
     held for sale..........................................       14,910             2,980
  Other investing activities................................         (139)              (22)
                                                                 --------          --------
  Net cash used in investing activities.....................      (16,025)          (10,328)
                                                                 --------          --------
Cash flows provided by financing activities:
  Borrowings under Senior Credit Facility...................       65,000            32,000
  Payments of debt..........................................      (63,645)           (9,500)
  Issuance of common stock in initial public offering.......      172,482                --
  Underwriters' discount and other costs of initial public
     offering...............................................      (13,771)               --
  Premiums paid upon early retirement of debt...............       (4,875)
  Retirement of 11% Senior Subordinated Notes...............      (43,750)               --
  Retirement of 12% Subordinated Notes......................      (50,000)               --
  Payment of Senior Credit Facility with public offering
     proceeds...............................................      (53,825)
  Payments on capital lease obligations.....................       (4,472)           (3,600)
  Recovery of stockholder receivable........................          150                --
  Other.....................................................         (249)             (865)
                                                                 --------          --------
Net cash provided by financing activities...................        3,045            18,035
                                                                 --------          --------
Net increase in cash and cash equivalents...................        2,726             1,375
Cash and cash equivalents, beginning of period..............        4,852             5,223
                                                                 --------          --------
Cash and cash equivalents, end of period....................     $  7,578          $  6,598
                                                                 ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1998

     CSK Auto Corporation is a holding company. At August 2, 1998, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary ("Auto"). On a consolidated basis, CSK Auto Corporation and CSK Auto, Inc. are referred to herein as the "Company".

     CSK Auto, Inc. is a specialty retailer of automotive aftermarket parts and accessories. At August 2, 1998, the Company operated 747 stores in 12 Western states. The Company operates as a fully integrated chain under three brand names: Checker Auto Parts, founded in 1968 and operating in the Southwest and Rocky Mountain states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

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

2.  INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management's estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $314.4 million and $316.2 million at August 2, 1998 and February 1, 1998, respectively.

3.  INITIAL PUBLIC OFFERING OF COMMON STOCK

     On March 17, 1998, the Company completed an initial public offering (the "Offering") of 8,625,000 shares of its common stock. The Offering generated net proceeds of approximately $159.1 million which were used to reduce outstanding debt of the Company as follows, (in millions):

12% Subordinated Notes......................................    $ 50.0
11% Senior Subordinated Notes...............................      43.8
Senior Credit Facility......................................      53.8
Premiums on retirement......................................       4.9
Accrued interest............................................       6.6
                                                                ------
          Total.............................................    $159.1
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

4.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supercedes APB Opinion No. 15, Earnings per Share ("APB 15"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is calculated similarly to fully diluted EPS pursuant to APB 15, with some modifications. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior-period EPS data presented after the effective date. Consequently, the Company adopted FAS 128 effective as of fiscal 1997 and has restated all prior period EPS data presented within these financial statements. Calculation of shares used in computing per share amounts under the provisions of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98 is summarized as follows: (unaudited)

                                            THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                      --------------------------------    --------------------------------
                                      AUGUST 2, 1998    AUGUST 3, 1997    AUGUST 2, 1998    AUGUST 3, 1997
                                      --------------    --------------    --------------    --------------
Common stock outstanding:
  Beginning of period...............    27,738,388        17,105,000        19,133,388        17,105,000
  End of period.....................    27,738,388        17,105,000        27,738,388        17,105,000
  Issued during the period..........            --                --         8,625,000                --
Weighted average shares.............    27,738,388        17,105,000        25,653,223        17,105,000

     Weighted average shares issuable under employee stock options, totaling 924,060 and 924,931 are included in the shares used in computing diluted per share amounts for the thirteen weeks and twenty-six weeks ended August 2, 1998, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's business is seasonal in nature, with the highest sales occurring in the summer months of June through August. The Company's business is also affected by weather conditions because unusually severe or inclement weather tends to reduce sales as elective maintenance is postponed during such periods. However, extremely hot or cold temperatures can enhance sales by causing parts to fail and demand for seasonal products to increase.

     On December 8, 1997, the Company acquired 82 stores located in the Los Angeles market from Trak Auto Corporation (the "Trak West" stores). During the first quarter of fiscal 1998, the Company completed the integration of these stores into its operations.

     On March 17, 1998, the Company completed an initial public offering (the "Offering") of approximately 8.6 million shares of its common stock and utilized the net proceeds thereof (approximately $159.1 million) to reduce outstanding debt.

RESULTS OF OPERATIONS

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

                                                                                  TWENTY-SIX WEEKS
                                                      THIRTEEN WEEKS ENDED             ENDED
                                                     ----------------------    ----------------------
                                                     AUGUST 2,    AUGUST 3,    AUGUST 2,    AUGUST 3,
                                                       1998         1997         1998         1997
                                                     ---------    ---------    ---------    ---------
Net sales..........................................    100.0%       100.0%       100.0%       100.0%
Cost of sales......................................     53.8         57.2         54.3         57.7
                                                       -----        -----        -----        -----
Gross profit.......................................     46.2         42.8         45.7         42.3
Operating and administrative.......................     37.5         37.2         38.2         37.7
Transition and integration expense.................       --           --          0.6           --
Write-off of unamortized management fee............       --           --          0.7           --
                                                       -----        -----        -----        -----
Operating profit...................................      8.7          5.6          6.2          4.6
Interest expense...................................      2.9          4.6          3.4          4.7
                                                       -----        -----        -----        -----
Income (loss) before income taxes and extraordinary
  item.............................................      5.8          1.0          2.8         (0.1)
Income tax expense (benefit).......................      2.2          0.4          1.0         (0.1)
                                                       -----        -----        -----        -----
Income (loss) before extraordinary item............      3.6          0.6          1.8          0.0
Extraordinary loss, net of tax.....................       --           --         (1.4)          --
                                                       -----        -----        -----        -----
Net income (loss)..................................      3.6%         0.6%         0.4%         0.0%
                                                       =====        =====        =====        =====

THIRTEEN WEEKS ENDED AUGUST 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 3, 1997

     Net sales for the thirteen weeks ended August 2, 1998 (the "second quarter of fiscal 1998") increased $36.8 million, or 16.9%, over net sales for the thirteen week period ended August 3, 1997, primarily reflecting an increase in the number of stores operated. As a result of the acquisition of the Trak West stores in December 1997 and new store openings, the Company operated 747 stores at the end of the second quarter of fiscal 1998 compared to 591 stores at the end of the second quarter of fiscal 1997. Comparable store sales for the second quarter of fiscal 1998 were flat compared to the prior-year period, due primarily to unseasonably cooler temperatures and rain in many of the Company's key markets early in the quarter. During the second quarter of fiscal 1998, the Company opened 17 new stores, relocated 7 stores and expanded 2 additional stores.

     Gross profit for the second quarter of fiscal 1998 was $117.7 million, or
46.2 % of net sales, compared to $93.2 million, or 42.8% of net sales, for the comparable period of fiscal 1997. The increase in gross profit percentage primarily resulted from the Company's ability to obtain generally better pricing and more favorable terms and support from its vendors as a result of the Company's improving operating results and financial condition.

     Operating and administrative expenses increased by $14.3 million to $95.4 million, or 37.5% of net sales, for the second quarter of fiscal 1998 from $81.1 million, or 37.2% of net sales, for the comparable period of fiscal 1997. The increase in expense is primarily the result of the operating costs of new stores that are in the early stages of maturation and the operating costs of the Trak West stores, which exceed the Company average as a percent of sales.

     Operating profit increased to $22.2 million, or 8.7% of net sales, for the second quarter of fiscal 1998 compared to $12.1 million, or 5.6% of net sales, for the comparable period of fiscal 1997, due to the factors cited above.

     Interest expense for the second quarter of fiscal 1998 totaled $7.4 million compared to $10.0 million for the second quarter of fiscal 1997. The decrease in expense is the result of the early retirement of outstanding debt with the proceeds of the Offering.

     As a result of the above factors, net income increased to $9.3 million, or $0.33 per diluted common share, for the second quarter of fiscal 1998, compared to net income of $1.3 million, or $0.07 per diluted common share, for the second quarter of fiscal 1997.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $10.4 million to $27.9 million in the second quarter of fiscal 1998, compared to $17.5 million for the second quarter of fiscal 1997. EBITDA is used by the Company for the purpose of analyzing operating performance, leverage and liquidity. Additionally, the Company's $300.0 million Senior Credit Facility contains various financial covenants that are based upon EBITDA as it is defined in the Senior Credit Facility. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of the Company's operating performance.

TWENTY-SIX WEEKS ENDED AUGUST 2, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 3, 1997

     Net sales for the twenty-six weeks ended August 2, 1998 increased $73.6 million, or 17.5% over net sales for the twenty-six week period ended August 3, 1997, primarily reflecting an increase in the number of stores operated. As a result of the acquisition of the Trak West stores in December 1997 and new store openings, the Company operated 747 stores at the end of the second quarter of fiscal 1998 compared to 591 stores at the end of the second quarter of fiscal 1997. During the first twenty-six weeks of fiscal 1998, the Company opened 33 new stores, expanded 2 stores, relocated 19 stores and closed four stores in addition to those closed due to relocations.

     Gross profit for the twenty-six weeks ended August 2, 1998 was $225.4 million, or 45.7 % of net sales, compared to $177.3 million, or 42.3% of net sales, for the comparable period of fiscal 1997. The increase in gross profit percentage primarily resulted from the Company's ability to obtain generally better pricing and more favorable terms and support from its vendors as a result of the Company's improving operating results and financial condition.

     Operating and administrative expenses increased by $30.3 million to $188.4 million, or 38.2% of net sales, for the first twenty-six week period of fiscal 1998 from $158.2 million, or 37.7% of net sales, for the comparable period of fiscal 1997. The increase in expense is primarily the result of the operating costs of new stores that are in the early stages of maturation and the operating costs of the Trak West stores, which exceed the Company average as a percent of sales. In addition, the Company incurred $3.1 million of one-time expense during the first quarter of fiscal 1998 to complete the integration of the Trak West stores into the Company's operations and a $3.6 million non-cash charge to write off the remaining unamortized balance of a pre-paid management consulting and advisory services agreement that terminated by its terms upon the consummation of the Offering.

     Operating profit increased to $30.2 million, or 6.2% of net sales, for the twenty-six week period of fiscal 1998 compared to $19.1 million, or 4.6% of net sales, for the comparable period of fiscal 1997, due to the factors cited above.

     Interest expense for the twenty-six week period of fiscal 1998 totaled $16.6 million compared to $19.7 million for the comparable period of fiscal 1997. The decrease in expense is primarily the result of the early retirement of approximately $147.6 million of outstanding debt with the proceeds of the Offering. As a result of such retirement of debt, the Company incurred an extraordinary loss of $6.8 million, net of tax, which consisted primarily of the premiums paid in connection with the retirement of such indebtedness and the write-off of a portion of deferred debt issuance costs.

     As a result of the above factors, net income increased to $1.8 million, or $0.07 per diluted common share, for the first twenty-six weeks of fiscal 1998, compared to a net loss of $0.4 million, or ($0.02) per diluted common share, for the comparable period of fiscal 1997. Pro forma net income for the first twenty-six weeks of fiscal 1998 was approximately $13.5 million, or $0.47 per diluted common share, assuming that the Offering and related retirement of indebtedness had occurred on the first day of fiscal 1998 and adjusting for the extraordinary loss and other non-recurring items discussed above.

     As a result of the factors cited above, EBITDA increased by $19.1 million to $48.3 million in the twenty-six weeks ended August 2, 1998, compared to $29.2 million for the comparable period of fiscal 1997.

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

     The Company believes that it has sufficient liquidity to fund its debt service obligations and to continue to implement its growth strategy. In addition to its operating cash flow and borrowing capacity under the $300.0 million Senior Credit Facility ($84.0 million of unused capacity is available at August 2, 1998), the Company has access to an off-balance sheet leasing facility that will provide for the acquisition and development of approximately 100 to 125 new stores over the period of February 1,1998 through May 31, 1999. The facility calls for up to $125 million of funding to be provided for acquisition and development costs with the stores to be leased to the Company under operating lease arrangements upon the completion of their construction.

     For the twenty-six week period ended August 2, 1998, net cash provided by operating activities was $15.7 million compared to $6.3 million of cash used in operating activities during the comparable period of fiscal 1997. The largest component of the change in cash flow from operating activities relates to inventories, where $1.2 million of cash was used in operating activities during fiscal 1998, while $12.7 million was used for such purposes in fiscal 1997. In addition, during the 1998 period, $6.8 million was provided by the extraordinary loss on the early retirement of debt; $3.6 million was provided by the write-off of an unamortized deferred charge and $5.0 million was provided by changes in deferred income taxes. Net cash used in investing activities totaled $16.0 million in the twenty-six weeks ended August 2, 1998, compared to $10.3 million in the comparable period of fiscal 1997. The increase in cash used in investing activities was the result of generally larger disbursements for capital expenditures and assets held for sale under the Company's new store development program. Net cash provided by financing activities totaled $3.0 million in the twenty-six week period of fiscal 1998 compared to $18.0 million in the comparable period of fiscal 1997. In the 1998 period, net cash provided by financing activities consisted of $65.0 million of revolving credit facility borrowings, payments of debt of $63.6 million, $4.5 million of payments on capital lease obligations and receipt of $0.2 million of stockholder receivables. In addition, the Company received gross proceeds of $172.5 million in connection with the Offering. Such proceeds were applied as follows: $13.8 million to pay underwriters' discounts and other transaction costs; $50.0 million to retire all outstanding 12% Subordinated Notes; $43.8 million to retire certain of the 11% Senior Subordinated Notes; $ 53.8 million to pay certain outstanding balances under the Senior Credit Facility; $4.9 million to pay premiums in connection with the retirement of certain of the aforementioned debt instruments and the balance to pay accrued interest and for general corporate purposes. In the 1997 period, the Company borrowed $32.0 million under the Senior Credit Facility, made payments of capital lease obligations of $3.6 million, made payments of debt of $9.5 million and paid $0.9 million in connection with other financing activities.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company has been served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May of 1995 as well as injunctive relief requiring overtime pay in the future. The Company believes it has meritorious defenses to this action and intends to defend it vigorously.

ITEM 2.  CHANGES IN SECURITIES.

     NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE

ITEM 5.  OTHER INFORMATION.

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

  3.01*   Amended and Restated Articles of Incorporation of the
          Company.
  3.02*   Certificate of Correction of the Company.
  3.03**  Amended and Restated By-laws of the Company.
 10.01    CSK Auto Corporation Directors Stock Plan.
 10.02    Amended and Restated Employment Agreement, dated as of June
          12, 1998, between Auto and Maynard Jenkins.
 10.03    Amended and Restated Employment Agreement, dated as of June
          12, 1998, between Auto and James Bazlen.
    27    Financial Data Schedule.

     (b)Reports on Form 8-K: None
---------------
 * Incorporated herein by reference to the Company's annual report on Form 10-K, dated May 4, 1998.

** Incorporated herein by reference to the Company's registration statement on Form S-1 (File No. 333-43211)

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

                                          CSK Auto Corporation

                                          By: /s/ DON W. WATSON
                                            ------------------------------------
                                            Don W. Watson
                                            Chief Financial Officer

DATED: September 10, 1998

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  3.01*    Amended and Restated Articles of Incorporation of the
           Company.
  3.02*    Certificate of Correction of the Company.
  3.03**   Amended and Restated By-laws of the Company.
 10.01     CSK Auto Corporation Directors Stock Plan.
 10.02     Amended and Restated Employment Agreement, dated as of June
           12, 1998, between Auto and Maynard Jenkins.
 10.03     Amended and Restated Employment Agreement, dated as of June
           12, 1998, between Auto and James Bazlen.
    27     Financial Data Schedule.

---------------
 * Incorporated herein by reference to the Company's annual report on Form 10-K, dated May 4, 1998.

** Incorporated herein by reference to the Company's registration statement on Form S-1 (File No. 333-43211)