Form 10-Q
period 1998-11-01
CSK AUTO CORP
filed 1998-12-16
CIK 1051848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER: 001-13927

                              CSK AUTO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       86-0765798
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

  645 E. MISSOURI AVE. SUITE 400, PHOENIX,                         85012
                   ARIZONA                                       (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                              [X] Yes      [ ] No

     As of December 11, 1998, CSK Auto Corporation had 27,760,613 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CSK AUTO CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              (UNAUDITED)
                                                              NOVEMBER 1,   FEBRUARY 1,
                                                                 1998          1998
                                                              -----------   -----------
                                        ASSETS
Cash and cash equivalents...................................   $   6,748     $   4,852
Receivables, net of allowances of $2,377 and $2,403,
  respectively..............................................      49,377        37,566
Inventories.................................................     400,811       367,366
Assets held for sale........................................         357         2,418
Prepaid expenses and other current assets...................      20,345        14,143
                                                               ---------     ---------
          Total current assets..............................     477,638       426,345
                                                               ---------     ---------
Property and equipment, net.................................     102,687        85,940
Leasehold interests, net....................................       9,867        10,934
Deferred income taxes.......................................      15,181        22,021
Other assets, net...........................................       7,524        18,011
                                                               ---------     ---------
          Total assets......................................   $ 612,897     $ 563,251
                                                               =========     =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable............................................   $ 106,790     $ 109,962
Outstanding checks..........................................      16,226         4,308
Accrued payroll and related expenses........................      22,622        20,869
Accrued expenses and other current liabilities..............      42,874        40,818
Due to affiliates...........................................          --         1,000
Current maturities of amounts due under Senior Credit
  Facility..................................................         840         1,000
Current maturities of capital lease obligations.............       8,734         8,671
Deferred income taxes.......................................       4,066         4,066
                                                               ---------     ---------
          Total current liabilities.........................     202,152       190,694
                                                               ---------     ---------
Amounts due under Senior Credit Facility....................     204,740       239,050
Obligations under 11% Senior Subordinated Notes.............      81,250       125,000
Obligations under 12% Subordinated Notes....................          --        50,000
Obligations under capital leases............................      18,816        16,241
Other.......................................................       9,687        17,321
                                                               ---------     ---------
          Total non-current liabilities.....................     314,493       447,612
                                                               ---------     ---------
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $0.01 par value, 50,000,000 shares
     authorized (fiscal 1998) and 41,666,752 shares
     authorized (fiscal 1997), 27,742,022 shares at November
     1, 1998 and 19,113,388 shares at February 1, 1998
     issued and outstanding.................................         277           191
  Additional paid-in capital................................     289,094       130,513
  Stockholder receivable....................................      (1,018)       (1,168)
  Deferred compensation.....................................        (535)         (675)
  Accumulated deficit.......................................    (191,566)     (203,916)
                                                               ---------     ---------
          Total stockholders' equity (deficit)..............      96,252       (75,055)
                                                               ---------     ---------
          Total liabilities and stockholders' equity
            (deficit).......................................   $ 612,897     $ 563,251
                                                               =========     =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                 THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                               -------------------------   -------------------------
                                               NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 1,   NOVEMBER 2,
                                                  1998          1997          1998          1997
                                               -----------   -----------   -----------   -----------
Net sales....................................  $  263,142    $  216,908    $  756,266    $  636,465
Cost of sales................................     136,111       116,671       403,857       358,917
                                               ----------    ----------    ----------    ----------
Gross Profit.................................     127,031       100,237       352,409       277,548
Other costs and expenses:
  Operating and administrative...............     103,521        83,129       291,966       241,324
  Transition and integration expenses........          --            --         3,075            --
  Write-off of unamortized management fee....          --            --         3,643            --
                                               ----------    ----------    ----------    ----------
Operating profit.............................      23,510        17,108        53,725        36,224
Interest expense.............................       6,924        10,101        23,532        29,815
                                               ----------    ----------    ----------    ----------
Income before income taxes and extraordinary
  loss.......................................      16,586         7,007        30,193         6,409
Income tax expense...........................       6,059         2,687        11,076         2,471
                                               ----------    ----------    ----------    ----------
Income before extraordinary loss.............      10,527         4,320        19,117         3,938
Extraordinary loss, net of $4,236 of income
  taxes......................................          --            --        (6,767)           --
                                               ----------    ----------    ----------    ----------
Net income...................................  $   10,527    $    4,320    $   12,350    $    3,938
                                               ==========    ==========    ==========    ==========
Basic earnings per share:
  Income before extraordinary loss...........  $     0.38    $     0.25    $     0.73    $     0.23
  Extraordinary loss, net of income taxes....          --            --         (0.26)           --
                                               ----------    ----------    ----------    ----------
  Net income.................................  $     0.38    $     0.25    $     0.47    $     0.23
                                               ==========    ==========    ==========    ==========
Shares used in computing per share amounts...  27,738,468    17,105,000    26,348,305    17,105,000
                                               ==========    ==========    ==========    ==========
Diluted earnings per share:
  Income before extraordinary loss...........  $     0.37    $     0.25    $     0.70    $     0.23
  Extraordinary loss, net of income taxes....          --            --         (0.25)           --
                                               ----------    ----------    ----------    ----------
  Net income.................................  $     0.37    $     0.25    $     0.45    $     0.23
                                               ==========    ==========    ==========    ==========
Shares used in computing per share amounts...  28,579,609    17,105,000    27,253,660    17,105,000
                                               ==========    ==========    ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON STOCK       ADDITIONAL
                                  -------------------    PAID-IN     ACCUMULATED   STOCKHOLDER     DEFERRED     TOTAL EQUITY
                                    SHARES     AMOUNT    CAPITAL       DEFICIT     RECEIVABLE    COMPENSATION    (DEFICIT)
                                  ----------   ------   ----------   -----------   -----------   ------------   ------------
Balance at February 1, 1998.....  19,113,388    $191     $130,513     $(203,916)     $(1,168)       $(675)        $(75,055)
  Amortization of deferred
    compensation (unaudited)....          --      --           --            --           --          140              140
  Recovery of shareholder
    receivable (unaudited)......          --      --           --            --          150           --              150
  Exercise of options
    (unaudited).................       3,634      --           44            --           --           --               44
  Issuance of common stock in
    initial public offering, net
    of transaction costs
    (unaudited).................   8,625,000      86      158,537            --           --           --          158,623
  Net income (unaudited)........          --      --           --        12,350           --           --           12,350
                                  ----------    ----     --------     ---------      -------        -----         --------
Balance at November 1, 1998
  (unaudited)...................  27,742,022    $277     $289,094     $(191,566)     $(1,018)       $(535)        $ 96,252
                                  ==========    ====     ========     =========      =======        =====         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    THIRTY-NINE WEEKS ENDED
                                                              ------------------------------------
                                                              NOVEMBER 1, 1998    NOVEMBER 2, 1997
                                                              ----------------    ----------------
Cash flows provided by (used in) operating activities:
  Net income................................................      $ 12,350            $  3,938
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization of property and
       equipment............................................        15,706              13,235
     Amortization of leasehold interests....................           703                 938
     Amortization of other deferred charges.................           447                 693
     Amortization of deferred financing costs...............           778               1,627
     Extraordinary loss on early retirement of debt, net of
       income taxes.........................................         6,767                  --
     Write-off of unamortized deferred charge...............         3,643                  --
     Deferred income taxes..................................        11,076               2,470
     Change in operating assets and liabilities:
       Receivables..........................................       (11,767)             (7,136)
       Inventories..........................................       (33,445)            (36,593)
       Prepaid expenses and other current assets............        (6,361)             (2,380)
       Accounts payable.....................................        (3,172)             (5,736)
       Outstanding checks...................................        11,918               4,484
       Accrued payroll, accrued expenses and other current
          liabilities.......................................         3,938              12,540
     Other operating activities.............................        (3,705)             (4,219)
                                                                  --------            --------
     Net cash provided by (used in) operating activities....         8,876             (16,139)
                                                                  --------            --------
Cash flows used in investing activities:
     Capital expenditures...................................       (29,884)            (12,468)
     Expenditures for assets held for sale..................       (14,446)             (9,160)
     Proceeds from sale of property and equipment and assets
       held for sale........................................        19,915               7,384
     Due to affiliate.......................................        (1,000)                 --
     Other investing activities.............................          (358)                (53)
                                                                  --------            --------
     Net cash used in investing activities..................       (25,773)            (14,297)
                                                                  --------            --------
Cash flows provided by financing activities:
     Borrowings under Senior Credit Facility................        85,000              56,500
     Payments of debt.......................................       (65,645)            (21,000)
     Issuance of common stock in initial public offering....       172,482                  --
     Underwriters' discount and other costs of initial
       public offering......................................       (13,859)                 --
     Premiums paid upon early retirement of debt............        (4,875)                 --
     Retirement of 11% Senior Subordinated Notes............       (43,750)                 --
     Retirement of 12% Subordinated Notes...................       (50,000)                 --
     Payment of Senior Credit Facility with public offering
       proceeds.............................................       (53,825)                 --
     Payments on capital lease obligations..................        (6,636)             (5,484)
     Recovery of stockholder receivable.....................           150               5,966
     Other financing activities.............................          (249)             (4,453)
                                                                  --------            --------
Net cash provided by financing activities...................        18,793              31,529
                                                                  --------            --------
Net increase in cash and cash equivalents...................         1,896               1,093
Cash and cash equivalents, beginning of period..............         4,852               5,223
                                                                  --------            --------
Cash and cash equivalents, end of period....................      $  6,748            $  6,316
                                                                  ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998

     CSK Auto Corporation is a holding company. At November 1, 1998, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary ("Auto"). On a consolidated basis, CSK Auto Corporation and CSK Auto, Inc. are referred to herein as the "Company".

     CSK Auto, Inc. is a specialty retailer of automotive aftermarket parts and accessories. At November 1, 1998, the Company operated 773 stores in 12 Western states. The Company operates as a fully integrated chain under three brand names: Checker Auto Parts, founded in 1968 and operating in the Southwest and Rocky Mountain states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the"SEC"), but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and the results of its operations. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the fiscal year ended February 1, 1998, as included in the Company's Annual Report on Form 10-K.

2.  INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management's estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $344.1 million and $316.2 million at November 1, 1998 and February 1, 1998, respectively.

3.  INITIAL PUBLIC OFFERING OF COMMON STOCK

     On March 17, 1998, the Company completed an initial public offering of 8,625,000 shares of its common stock. The initial public offering generated net proceeds of approximately $159.1 million which were used to reduce outstanding debt of the Company as follows (in millions):

  12% Subordinated Notes..........................    $ 50.0
  11% Senior Subordinated Notes...................      43.8
  Senior Credit Facility..........................      53.8
  Premiums on retirement..........................       4.9
  Accrued interest................................       6.6
                                                      ------
          Total...................................    $159.1
                                                      ======

     Upon the retirement of the Company's 12% Subordinated Notes, all of Auto's outstanding preferred stock was cancelled. Upon the consummation of the initial public offering, the Company recorded an extraordinary loss of $6.8 million, net of taxes. Such extraordinary loss consisted primarily of the premiums paid in connection with the redemption of indebtedness and the write-off of a portion of deferred debt issuance costs.

     In connection with the initial public offering, the Company's Board of Directors approved a 17.105 to 1 stock split. Accordingly, all share information herein has been adjusted to give retroactive effect to such stock

                      CSK AUTO CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998 -- (CONTINUED)

split. In addition, under the terms of the Company's restated Certificate of Incorporation in effect at the time of the initial public offering, each share of each class of outstanding capital stock of the Company automatically converted to common stock upon the consummation of the initial public offering on March 17, 1998.

     In March 1998, the Company amended its Certificate of Incorporation to increase the total common stock authorization to 50 million shares.

4.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supercedes APB Opinion No. 15, Earnings per Share ("APB 15"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is calculated similarly to fully diluted EPS pursuant to APB 15, with some modifications. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior-period EPS data presented after the effective date. Consequently, the Company adopted FAS 128 effective as of fiscal 1997 and has restated all prior period EPS data presented within these financial statements. Calculation of shares used in computing per share amounts under the provisions of FAS 128 and SEC Staff Accounting Bulletin No. 98 is summarized as follows: (unaudited)

                                   THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                            -----------------------------------   -----------------------------------
                            NOVEMBER 1, 1998   NOVEMBER 2, 1997   NOVEMBER 1, 1998   NOVEMBER 2, 1997
                            ----------------   ----------------   ----------------   ----------------
Common stock outstanding:
  Beginning of period.....     27,738,388         17,105,000         19,113,388         17,105,000
  End of period...........     27,742,022         17,105,000         27,742,022         17,105,000
  Issued during the
     period...............          3,634                 --          8,628,634                 --
Weighted average shares...     27,738,468         17,105,000         26,348,305         17,105,000

     Weighted average shares issuable under employee stock options, totaling 841,141 and 905,355 are included in the shares used in computing diluted per share amounts for the thirteen weeks and thirty-nine weeks ended November 1, 1998, respectively.

5.  WRITE-OFF OF UNAMORTIZED MANAGEMENT FEE

     In connection with the Acquisition and Financings that occurred in October 1996 (See the Company's Annual Report on Form 10-K), the Company pre-paid a fee of $5.0 million to its then majority shareholder in connection with a management advisory and consulting services agreement (the "Management Agreement"). The term of the Management Agreement was 5 years unless earlier terminated as a result of the occurrence of certain events, including the initial public offering of a class of equity securities. Upon the consummation of the initial public offering in March 1998, the Management Agreement terminated and the remaining unamortized portion of the pre-paid fee ($3.6 million) was expensed.

6.  LEGAL MATTERS

     The Company was served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former assistant manager. It purports to

                      CSK AUTO CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998 -- (CONTINUED)

be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May of 1995 as well as injunctive relief requiring overtime pay in the future. This case is in early stages of discovery. The Company has recently been served with two other lawsuits purporting to be class actions filed in California state courts in Orange County and Fresno, California by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices, and the Orange County lawsuit includes a claim for punitive damages based on an unlawful conversion theory. If these cases are permitted by the courts to proceed as a class action and are decided adversely, the Company's aggregate potential exposure could be material to its results of operations for the year in which the cases are ultimately decided. The Company does not believe, however, that such an adverse outcome, if it were to happen, would materially affect its financial position or its operations in subsequent periods. Although at this early stage in the litigation it is difficult to predict their outcomes with any certainty, the Company believes it has meritorious defenses to all of these cases and intends to defend them vigorously.

7.  SUBSEQUENT EVENT

     On November 13, 1998, the Company filed a registration statement with the Securities and Exchange Commission for a secondary public offering of seven million shares of common stock. All of the shares included in the offering were sold by existing stockholders. The offering was successfully completed on December 14, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's business is seasonal in nature, with the highest sales occurring in the summer months of June through August. The Company's business is also affected by weather conditions because unusually severe or inclement weather tends to reduce sales as elective maintenance is postponed during such periods. However, extremely hot or cold temperatures can enhance sales by causing auto parts to fail and by increasing demand for seasonal products.

     On December 8, 1997, the Company acquired 82 stores located in the Los Angeles market from Trak Auto Corporation (the "Trak West" stores). During the first quarter of fiscal 1998, the Company completed the integration of these stores into its operations.

     On March 17, 1998, the Company completed an initial public offering of approximately 8.6 million shares of its common stock and utilized the net proceeds thereof (approximately $159.1 million) to reduce outstanding debt.

RESULTS OF OPERATIONS

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

                                        THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                     --------------------------    --------------------------
                                     NOVEMBER 1,    NOVEMBER 2,    NOVEMBER 1,    NOVEMBER 2,
                                        1998           1997           1998           1997
                                     -----------    -----------    -----------    -----------
Net sales..........................    100.0%         100.0%         100.0%         100.0%
Cost of sales......................     51.7%          53.8%          53.4%          56.4%
                                       ------         ------         ------         ------
Gross profit.......................     48.3%          46.2%          46.6%          43.6%
Other costs and expenses:
  Operating and administrative.....     39.4%          38.3%          38.6%          37.9%
  Transition and integration
     expenses......................        --             --           0.4%             --
  Write-off of unamortized
     management fee................        --             --           0.5%             --
                                       ------         ------         ------         ------
Operating profit...................      8.9%           7.9%           7.1%           5.7%
Interest expense...................      2.6%           4.7%           3.1%           4.7%
                                       ------         ------         ------         ------
Income before income taxes and
  extraordinary loss...............      6.3%           3.2%           4.0%           1.0%
Income tax expense.................      2.3%           1.2%           1.5%           0.4%
                                       ------         ------         ------         ------
Income before extraordinary loss...      4.0%           2.0%           2.5%           0.6%
Extraordinary loss, net of tax.....        --             --          (0.9%)            --
                                       ------         ------         ------         ------
Net income.........................      4.0%           2.0%           1.6%           0.6%
                                       ======         ======         ======         ======

  THIRTEEN WEEKS ENDED NOVEMBER 1, 1998 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 2, 1997

     Net sales for the thirteen weeks ended November 1, 1998 (the "third quarter of fiscal 1998") increased $46.2 million, or 21.3%, over net sales for the thirteen weeks ended November 2, 1997, primarily reflecting an increase in the number of stores operated. As a result of the acquisition of 82 Trak West stores in December 1997 and new store openings during the past 12 months, the Company operated 773 stores at the end of the third quarter of fiscal 1998 compared to 606 stores at the end of the third quarter of fiscal 1997. Comparable store sales for the third quarter of fiscal 1998 increased by 3%. During the third quarter of fiscal 1998, the Company opened 27 new stores, relocated 5 stores, expanded 2 stores and closed 1 store in addition to those relocated.

     Gross profit for the third quarter of fiscal 1998 was $127.0 million, or 48.3% of net sales, compared to $100.2 million, or 46.2% of net sales, for the comparable period of fiscal 1997. The increase in gross profit percentage primarily resulted from the Company's ability to obtain generally better pricing and more favorable terms and support from its vendors as a result of the Company's improving operating results and financial condition.

     Operating and administrative expenses increased by $20.4 million to $103.5 million, or 39.4% of net sales, for the third quarter of fiscal 1998 from $83.1 million, or 38.3% of net sales, for the comparable period of fiscal 1997. The increase in expenses is primarily the result of the operating costs of new stores that are in the early stages of maturation and the operating costs of the acquired Trak West stores, which exceed the Company average as a percent of sales.

     Operating profit increased to $23.5 million, or 8.9% of net sales, for the third quarter of fiscal 1998 compared to $17.1 million, or 7.9% of net sales, for the comparable period of fiscal 1997, due to the factors cited above.

     Interest expense for the third quarter of fiscal 1998 totaled $6.9 million compared to $10.1 million for the third quarter of fiscal 1997. The decrease in expense is the result of the early retirement of debt with the proceeds of the initial public offering.

     As a result of the above factors, net income increased to $10.5 million, or $0.37 per diluted common share, for the third quarter of fiscal 1998, compared to net income of $4.3 million, or $0.25 per diluted common share, for the third quarter of fiscal 1997.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $6.5 million to $29.0 million in the third quarter of fiscal 1998, compared to $22.5 million for the third quarter of fiscal 1997. EBITDA is used by the Company for the purpose of analyzing operating performance, leverage and liquidity. Additionally, the Company's $300.0 million Senior Credit Facility contains various financial covenants that are based upon EBITDA as it is defined in the Senior Credit Facility. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of the Company's operating performance.

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1997

     Net sales for the thirty-nine weeks ended November 1, 1998 increased $119.8 million, or 18.8% over net sales for the thirty-nine weeks ended November 2, 1997, primarily reflecting an increase in the number of stores operated. Comparable store sales for the thirty-nine weeks ended November 1, 1998 increased by 1% and was affected by unseasonably cooler temperatures and rain in many of the Company's key markets during the first and second quarters. As a result of the acquisition of 82 Trak West stores in December 1997 and new store openings, the Company operated 773 stores at the end of the third quarter of fiscal 1998 compared to 606 stores at the end of the third quarter of fiscal 1997. During the first thirty-nine weeks of fiscal 1998, the Company opened 60 new stores, expanded 4 stores, relocated 24 stores and closed 5 stores in addition to those closed due to relocations.

     Gross profit for the thirty-nine weeks ended November 1, 1998 was $352.4 million, or 46.6 % of net sales, compared to $277.5 million, or 43.6% of net sales, for the comparable period of fiscal 1997. The increase in gross profit percentage primarily resulted from the Company's ability to obtain generally better pricing and more favorable terms and support from its vendors as a result of the Company's improving operating results and financial condition.

     Operating and administrative expenses increased by $50.6 million to $292.0 million, or 38.6% of net sales, for the thirty-nine week period of fiscal 1998 from $241.3 million, or 37.9% of net sales, for the comparable period of fiscal 1997. The increase in expense is primarily the result of the operating costs of new stores that are in the early stages of maturation and the operating costs of the former Trak West stores, which exceed the Company average as a percent of sales. In addition, the Company incurred $3.1 million of one-time expense during the first quarter of fiscal 1998 to complete the integration of the former Trak West stores into the Company's operations and a $3.6 million non-cash charge to write off the remaining unamortized balance of a pre-paid management consulting and advisory services agreement that terminated by its terms upon the consummation of the initial public offering.

     Operating profit increased to $53.7 million, or 7.1% of net sales, for the thirty-nine week period of fiscal 1998 compared to $36.2 million, or 5.7% of net sales, for the comparable period of fiscal 1997, due to the factors cited above.

     Interest expense for the thirty-nine week period of fiscal 1998 totaled $23.5 million compared to $29.8 million for the comparable period of fiscal 1997. The decrease in expense is primarily the result of the early retirement of approximately $147.6 million of outstanding debt with the proceeds of the initial public offering. As a result of such retirement of debt, the Company incurred an extraordinary loss of $6.8 million, net of tax, which consisted primarily of the premiums paid in connection with the retirement of such indebtedness and the write-off of a portion of deferred debt issuance costs.

     As a result of the above factors, net income increased to $12.4 million, or $0.45 per diluted common share, for the first thirty-nine weeks of fiscal 1998, compared to $3.9 million, or $0.23 per diluted common share, for the comparable period of fiscal 1997. Pro forma net income for the first thirty-nine weeks of fiscal 1998 was approximately $24.1 million, or $0.84 per diluted common share, assuming that the initial public offering and related retirement of indebtedness had occurred on the first day of fiscal 1998 and adjusting for the extraordinary loss and other non-recurring items discussed above.

     As a result of the factors cited above, EBITDA increased by $25.6 million to $77.3 million in the thirty-nine weeks ended November 1, 1998, compared to $51.7 million for the comparable period of fiscal 1997.

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

     The Company believes that it has sufficient liquidity to fund its debt service obligations and to continue to implement its growth strategy. In addition to its operating cash flow and borrowing capacity under the $300.0 million Senior Credit Facility ($66.0 million of unused capacity is available at November 1, 1998), the Company has access to an off-balance sheet leasing facility that will provide for the acquisition and development of approximately 100 to 125 new stores over the period of February 1, 1998 through May 31, 1999. The facility calls for up to $125 million of funding to be provided for acquisition and development costs with the stores to be leased to the Company under operating lease arrangements upon the completion of their construction. As of November 1, 1998, approximately $33.8 million of this $125.0 million leasing facility had been committed.

     For the thirty-nine week period ended November 1, 1998, net cash provided by operating activities was $8.9 million compared to $16.1 million of cash used in operating activities during the comparable period of fiscal 1997. Net cash provided by operating activities has increased as a result of the cash flow generated by the increasing profitability of the Company's operations. Net cash used in investing activities totaled $25.8 million in the thirty-nine weeks ended November 1, 1998, compared to $14.3 million in the comparable period of fiscal 1997. The increase in cash used in investing activities was the result of generally larger disbursements for capital expenditures and assets held for sale under the Company's new store development program. Net cash provided by financing activities totaled $18.8 million in the thirty-nine week period of fiscal 1998 compared to $31.5 million in the comparable period of fiscal 1997. In the 1998 period, net cash provided by financing activities consisted of $85.0 million of revolving credit facility borrowings, payments of debt of $65.6 million, $6.6 million of payments on capital lease obligations and receipt of $0.2 million of stockholder receivables. In addition, the Company received gross proceeds of $172.5 million in connection with the initial public offering. Such proceeds were applied as follows: $13.9 million to pay underwriters' discounts and other transaction costs; $50.0 million to retire all outstanding 12% Subordinated Notes; $43.8 million to retire certain of the 11% Senior Subordinated Notes; $53.8 million to pay certain outstanding balances under the

Senior Credit Facility; $4.9 million to pay premiums in connection with the retirement of certain of the aforementioned debt instruments and the balance to pay accrued interest and for general corporate purposes. In the 1997 period, the Company borrowed $56.5 million under the Senior Credit Facility, made payments of capital lease obligations of $5.5 million, made payments of debt of $21.0 million, received $6.0 million of stockholder receivables and paid $4.5 million in connection with other financing activities.

  YEAR 2000 CONVERSION

     Historically, certain computerized systems have used two digits rather than four to define the applicable year. Computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. This problem is generally referred to as "the Year 2000 issue."

     Although we anticipate minimal business disruption will occur in our systems as a result of the Year 2000 issue, possible consequences include a loss of communications links with certain store locations, and the inability to process transactions, send purchase orders, or engage in similar normal business activities. We presently believe that with modifications to existing software and conversions to new software, the risk of our Year 2000 conversion can be mitigated. However, if we do not make the necessary modifications and conversions, or do not complete them in a timely manner, it could have a material adverse effect on our operations.

     During fiscal 1997, we began a comprehensive review of our systems and applications for Year 2000 compliance. We also engaged an independent advisor to perform a status study of our Year 2000 program. To date, we have substantially completed the identification and assessment phases of our Year 2000 conversion. We have included both information technology, such as purchased software and point-of-sale computer systems, and non-information technology equipment, such as warehouse conveyor systems, in our evaluations. In addition, we have identified our key third-party business partners and we are coordinating with them to address potential Year 2000 issues. These issues include data exchange with us as well as their shipping and warehousing processes.

     We currently anticipate that our Year 2000 identification, assessment, remediation and testing efforts, will be completed by July 31, 1999. To date, we have incurred and expensed approximately $1.1 million related to the assessment of and preliminary efforts in connection with our Year 2000 conversion project. To date, we have also capitalized approximately $2.2 million in connection with the replacement of certain hardware and software applications.

     We estimate the total remaining cost of our Year 2000 conversion to be $6.0 million, which is being funded with lease financing and operating cash flows. Of the total project cost, we attribute approximately $2.9 million to the purchase of new hardware and software which will be capitalized. We will expense the remaining $3.1 million as incurred over the next two fiscal years.

     We have begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from our failure and the failure of certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. We are developing a contingency plan to address Year 2000 failures.

     The costs of the Year 2000 Conversion and the date on which we plan to complete the project are based upon our management's best estimates, which were derived utilizing numerous assumptions of future events. We cannot guarantee that we will achieve these estimates. Specific factors that could cause material differences between our actual results and our estimates include: (1) the availability and cost of personnel trained in this area; (2) the success of third parties in their Year 2000 conversion plans and (3) the ability to locate and correct all relevant computer codes and similar uncertainties.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company was served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May of 1995 as well as injunctive relief requiring overtime pay in the future. This case is in early stages of discovery. The Company has recently been served with two other lawsuits purporting to be class actions filed in California state courts in Orange County and Fresno, California by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices, and the Orange County lawsuit includes a claim for punitive damages based on an unlawful conversion theory. If these cases are permitted by the courts to proceed as a class action and are decided adversely, the Company's aggregate potential exposure could be material to its results of operations for the year in which the cases are ultimately decided. The Company does not believe, however, that such an adverse outcome, if it were to happen, would materially affect its financial position or its operations in subsequent periods. Although at this early stage in the litigation it is difficult to predict their outcomes with any certainty, the Company believes it has meritorious defenses to all of these cases and intends to defend them vigorously.

ITEM 2.  CHANGES IN SECURITIES.                                             NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                   NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.               NONE

ITEM 5.  OTHER INFORMATION.                                                 NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

 3.01*  Amended and Restated Articles of Incorporation of the
        Company.
 3.02*  Certificate of Correction of the Company.
 3.03   Amended and Restated By-laws of the Company.
27.01   Financial Data Schedule.

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

                                          CSK Auto Corporation

                                          By: /s/ DON W. WATSON

                                            ------------------------------------
                                            Don W. Watson
                                            Chief Financial Officer

DATED: December 14, 1998

                                 Exhibits Index

 3.01*  Amended and Restated Articles of Incorporation of the
        Company.
 3.02*  Certificate of Correction of the Company.
 3.03   Amended and Restated By-laws of the Company.
27.01   Financial Data Schedule.

---------------
* Incorporated herein by reference to the Company's annual report on Form 10-K, dated May 4, 1998.