Form 10-K/A
period 1998-02-01
CSK AUTO CORP
filed 1998-12-22
CIK 1051848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference into Part II hereof is the Company's Registration Statement on Form S-1 (File No. 333-43211).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     This amended annual report on Form 10-K/A is being filed solely to correct the disclosure appearing under the caption "Part III -- Item 10. Directors and Executive Officers of the Registrant -- Section 16(a) Beneficial Ownership Reporting Compliance." No exhibits have been refiled with this amended annual report.


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

  Section 16(a) Beneficial Ownership Reporting Compliance


     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission and the New York Stock Exchange, and to furnish the Company with copies of those filings.



     Based solely on its review of the copies of such forms received by the Company, New CSK Equity Limited, South Bay Limited and Messrs. O'Brien and Stadler filed one non-timely Form 4, and the following persons each filed their initial Form 3 on a non-timely basis: Messrs. Jenkins, Bazlen, J. Trump, E. Trump, Smith, Hedley, Lord, O'Brien, Philippin, Stadler, Tung, Fraser, Shortt, Novatt, Watson, Torres, Ward and Stevens, Ms. Asta, The Carmel Trust, Transatlantic Finance, Ltd., Auto Equity Limited, Auto Investments Limited, Auto Parts Limited, CSK Equity Limited, CSK International Limited, CSK Investments Limited, Equity CSKA Limited, Equity CSKB Limited, Equity CSKC Limited, Investcorp Investment Equity Limited, Investcorp CSK Holdings L.P., New CSK Equity Limited, South Bay Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited,

Radial Limited, Shoreline Limited, Zinnia Limited, Investcorp, S.A. and SIPCO Limited. All of the forms have now been filed.


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

     (a-3) Exhibits:


 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
---------                         -----------------------
 3.01+     --   Restated Certificate of Incorporation of the Company.
 3.02+     --   Certificate of Correction of the Company.
 3.03*     --   Amended and Restated By-laws of the Company.
 4.01*     --   Indenture, dated as of October 30, 1996, by and among Auto,
                Kragen, Schuck's and The Bank of New York (as successor to
                Wells Fargo Bank, N.A.), as Trustee, including form of Note.
 4.02**    --   Amended and Restated Credit Agreement, dated as of December
                8, 1997, among Auto, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as administrative agent for the Lenders, and Lehman Commercial Paper Inc., as documentation agent for the Lenders and Chase Securities
                Inc., as arranger.
10.01*     --   Employment Agreement, dated June 19, 1996, between Auto and
                Jules Trump.
10.02**    --   Amended and Restated Employment Agreement, dated November 1,
                1996, between Auto and James Bazlen.
10.03*     --   Amended and Restated Employment Agreement, dated June 19,
                1996, between Auto and Arthur Hicks.
10.04*     --   Amended and Restated Participation Agreement, dated June 19,
                1996, between Auto and James Bazlen.
10.05*     --   Amended and Restated Participation Agreement, dated June 19,
                1996, between Auto and Arthur Hicks.
10.06*     --   1996 Associate Stock Option Plan.
10.06.1**  --   Plan Amendment to the Associate Plan.

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
---------                         -----------------------
10.06.2**  --   Second Plan Amendment to the Associate Plan.
10.07*     --   1996 Executive Stock Option Plan.
10.07.1**  --   Plan Amendment to the Executive Plan.
10.07.2**  --   Second Plan Amendment to the Executive Plan.
10.08*     --   Real Estate Financing Agreement, dated as of October 30,
                1996, between Cantrade Trust Company Limited, in its
                capacity as trustee of The Carmel Trust, and Auto.
10.09*     --   Amended and Restated Lease, dated October 23, 1989 (the
                "Missouri Falls Lease"), between Auto and Missouri Falls
                Associates Limited Partnership.
10.10*     --   First Amendment to the Missouri Falls Lease, dated November
                22, 1991, between Auto and Missouri Falls Associates Limited
                Partnership.
10.11*     --   Amendment to Leases, dated as of October 30, 1996, by and
                between Missouri Falls Associates Limited Partnership and
                Auto.
10.12*     --   Financing Advisory Agreement, dated October 30, 1996,
                between Auto and Investcorp International Inc.
10.13*     --   Financial Advisory Services Letter Agreement, dated October
                30, 1996, between Auto and Investcorp International Inc.
10.14*     --   Standby Loan Commitment Letter Agreement, dated October 30,
                1996, between Auto and Invifin S.A.
10.15*     --   Agreement for Management Advisory, Strategic Planning and
                Consulting Services, dated October 30, 1996, between Auto
                and Investcorp International Inc.
10.16*     --   Stockholders' Agreement, dated October 30, 1996, by and
                among the Initial Investcorp Group, Cantrade Trust Company
                Limited, in its capacity as trustee of The Carmel Trust,
                Auto and the Company.
10.16.1**  --   Form of Supplemental Stockholders' Agreement Signature Page.
10.17*     --   Stock Purchase Agreement, dated September 29, 1996.
10.18**    --   Senior Executive Stock Loan Plan.
10.19**    --   Form of Stock Purchase Agreement.
10.20**    --   Promissory Note of Maynard Jenkins dated December 21, 1997.
10.21**    --   Stock Pledge Agreement between the Company and Maynard
                Jenkins dated December 21, 1997.
10.22**    --   Employment Agreement dated January 27, 1997 between Auto and
                Maynard Jenkins.
10.23**    --   Stock Acquisition Agreement dated January 27, 1997 among
                Maynard Jenkins, the Company and CSK Holdings L.P.
10.24**    --   Stock Option Agreement, dated February 1, 1998, between the
                Company and Maynard Jenkins.
10.25**    --   Stock Option Agreement, dated March 9, 1998, between the
                Company and Maynard Jenkins.
16.01**    --   Letter of Price Waterhouse LLP re: Change in Certifying
                Accountants.
21.01+     --   Subsidiaries of the Registrant.
27.01+     --   Financial Data Schedule.


---------------

 + Originally filed on May 4, 1998 and not refiled herewith.


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of December 1998.


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