Form 10-K
period 1999-01-31
CSK AUTO CORP
filed 1999-04-28
CIK 1051848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1999.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 13, 1999, the aggregate market value of the Company's common stock held by non-affiliates was approximately $405.6 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates. As of April 13, 1999, there were 27,784,834 shares of the Company's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following public filings are incorporated by reference into this Report on Form 10-K:

     - Portions of the Company's Registration Statement on Form S-1 (File No. 333-43211) are incorporated by reference into Part IV of this Form 10-K.

     - Portions of the Company's Registration Statement on Form S-1 (File No. 333-67231) are incorporated by reference into Part IV of this Form 10-K.

     - Portions of the Company's definitive Proxy Statement on Schedule 14A, with respect to the Company's 1999 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................   13
Item 6.   Selected Consolidated Financial Data........................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   24
Item 8.   Consolidated Financial Statements and Supplementary Data....   24
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   50
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   50
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   50
Item 13.  Certain Relationships and Related Transactions..............   50

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   50

NOTE CONCERNING FORWARD-LOOKING INFORMATION

     Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control, the occurrence of which could have a material adverse effect on our business, operating results and financial condition. These events may include future operating results, our efforts to address Year 2000 issues and potential competition, among other things. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are the largest retailer of automotive parts and accessories in the Western United States and one of the largest retailers of such products in the United States based, in each case, on our number of stores. As of January 31, 1999, we operated 807 stores as one fully integrated company under three brand names:

     - Checker Auto Parts, founded in 1969 and operating in the Southwestern and Rocky Mountain states;

     - Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and

     - Kragen Auto Parts, founded in 1947 and operating primarily in California.

     We offer a broad selection of national brand name and private label automotive products for domestic and imported cars, vans and light trucks. Our products include new and remanufactured automotive replacement parts, maintenance items and accessories. Most of our sales are to do-it-yourself customers, although our commercial sales program focusing on sales to auto repair professionals and fleet owners represents a significant and increasing part of our business. Our stores typically offer between 13,000 and 17,000 stock-keeping units, or SKUs. Our operating strategy is to offer our products at everyday low prices and at conveniently located and attractively designed stores, supported by highly trained, efficient and courteous customer service personnel. We do not sell tires or perform automotive repairs.

AUTOMOTIVE AFTERMARKET INDUSTRY

     We are a retailer of aftermarket automotive products such as replacement parts, maintenance items and accessories. The term aftermarket distinguishes our sales from those items sold as part of the original sale of a car or truck. We believe that the automotive aftermarket for these items is growing because of increases in:

     - The size and age of the country's automotive fleet;

     - The number of miles driven annually per vehicle;

     - The purchase prices of new cars;

     - The cost of replacement parts; and

     - Labor costs associated with parts, installation and maintenance.

     There are many companies selling automotive aftermarket products. We believe, however, that the industry is consolidating as national and regional specialty retail chains gain market share at the expense of smaller independent retailers and less specialized mass merchandisers. Automotive specialty retailing chains like ours, which have multiple locations in a given market area, enjoy competitive advantages in purchasing, distribution, advertising and marketing compared to most small independent retailers. In addition, the recent significant increase in the variety of domestic and imported vehicle makes and models has increased the number of automotive replacement parts. This makes it difficult for smaller independent retailers and less specialized mass merchandise chains to maintain inventory selection broad enough to meet customer demands. We believe this has created a competitive advantage for us and for other automotive specialty retailing chains that have the distribution capacity and sophisticated information systems to stock and deliver a large number of products in a timely manner.

MARKETING AND MERCHANDISING STRATEGY

     Our marketing and merchandising strategy is to build market share by providing a broad selection of national brand name and private label products at everyday low prices. We offer these products at conveniently located and attractively designed stores, staffed by highly trained, efficient and courteous employees.

CUSTOMER SERVICE

     We are a customer-oriented retailer dedicated primarily to do-it-yourself consumers with a significant and increasing focus on commercial customers. We try to enhance customer service by use of our sophisticated product distribution and store support systems, as well as our extensive training programs.

     We believe that the recruiting, training and retention of high quality sales associates is required if our business is to be successful. We operate training and incentive programs to encourage the development of technical expertise by our sales associates so they can effectively advise customers on product selection and use.

     CSK University, our sales associate development program, is dedicated to the continuous education of store associates through structured on-the-job training and formal classroom instruction. The curriculum focuses on four areas of the associate's development:

     - Customer service skills;

     - Basic automotive systems;

     - Advanced automotive systems; and

     - Management development.

     Much of the training is delivered through formal classes in 21 training centers that are fully equipped with the same systems as are in our stores. We believe that our training programs enable sales associates to provide a high level of service to a wide variety of customers ranging from less informed do-it-yourself consumers to more sophisticated purchasers requiring diagnostic advice. We also provide continuing training programs for store managers and district managers designed to assist them in increasing store-level efficiency and improving their potential for promotion. In addition, we require periodic meetings of district and store managers to facilitate and enhance communications within our organization. Approximately 1,800 of our associates have passed the ASE-P2 test, a nationally recognized certification for auto parts technicians.

     In order to satisfy our customers, we adopted several service initiatives including free testing of starters, alternators and batteries; free charging of batteries; installation assistance for batteries, windshield wipers and other selected products; "no hassle" return policies; and electronically maintained lifetime warranties, which eliminate the need for consumer record keeping. Our significant investments in associate training and store-level information systems enable our in-store personnel to devote more time to attending to our customers' automotive needs.

     We use our centralized database as a source to make approximately 95,000 calls annually to customers inquiring as to their overall satisfaction with our sales associates, pricing, product selection and quality. In addition, the results of customer satisfaction surveys are provided to each store and the appropriate management personnel to ensure that customer service levels remain a store focus.

PRODUCT SELECTION

     Our stores have a broad selection of national brand name products in order to generate customer traffic and appeal to our commercial customers. In addition, we stock a large selection of high quality private label products that appeal to value-conscious customers. Each store offers an extensive product line, including automotive replacement parts such as starters, alternators, shock absorbers, mufflers, brakes, spark plugs, filters and batteries, as well as a wide variety of maintenance items, such as motor oil, lubricants, waxes, cleaners, polishes and antifreeze. In addition, each store offers general accessories such as car stereos, alarms, trim, floor mats, tools and seat covers. Sales of replacement parts account for approximately 60% of our sales. Replacement parts typically generate higher gross profit margins than maintenance items or general accessories. We are increasing our sales of replacement parts, as a percentage of total sales, by offering a wider selection of replacement parts and by increasing sales to commercial customers.

PRODUCT AVAILABILITY

     Our stores offer between 13,000 and 17,000 SKUs of national brand name and private label automotive products. If a store does not carry a specific part, store associates are able to use our surround store inventory program to record the sale, reserve the part and direct the customer to pick it up from a store in the same market or at one of our nearby depots.

     We have continued to expand and improve our delivery system and have increased our number of strategically located priority parts depots to 32. This has led to better customer service by making available up to an additional 200,000 products on a same-day delivery basis to over 80% of our stores and 1,000,000 additional products on a next-day delivery basis to all of our stores. This has also allowed us to increase sales to commercial accounts due to the availability of a greater number of replacement parts. Our priority parts operation handles approximately 212,000 inquiries each week. Store associates are able to electronically inquire on price and availability and order parts from the priority parts depots through our electronic parts catalog and receive immediate confirmation of availability without having to make telephone inquiries.

     We have classified our product mix into 110 separate categories through a merchandising program designed to determine the optimal inventory mix at each individual store based on that store's historical sales. We believe that we can improve store sales, gross profit margin and inventory turnover by tailoring individual store inventory mix based on historical sales patterns for each of the 110 product categories.

PRICING

     Our pricing philosophy is that we should not lose a customer because of price. Our pricing strategy is to offer everyday low prices at each of our stores. Part of this strategy is to beat any competitor's lower price by 5%. As a result, we closely monitor our competitors' pricing levels to ensure competitive pricing in all of our stores. Our entry-level products offer excellent value by meeting standard quality requirements at low prices. In addition, our sales associates are encouraged to offer alternative products at slightly higher price points. These products typically provide extra features, improved performance, an enhanced warranty or are of national brand recognition.

     In the third quarter of fiscal 1997, we implemented our precision pricing program which analyzes prices at the store level rather than at the market or chain level. This initiative enables us to establish pricing levels at each store based upon that store's local market competition.

ADVERTISING

     We support our marketing and merchandising strategy through print advertising, in-store promotional displays and an increasing emphasis on radio and television advertising. The print advertising consists of monthly color circulars that are produced by our in-house advertising department and that contain redeemable coupons. We also advertise on radio, television and billboards primarily to reinforce our image and name recognition. Television advertising is targeted to sports programming and radio advertising primarily is aired during commuting hours. Advertising efforts include Spanish language television and radio as well as bilingual store signage. In-store signs and displays are used to promote products, identify departments, and to announce store specials. We also sponsor a National Hot Rod Association Funny Car, a Top Fuel Car and we have been designated the "Official Auto Parts Store of the NHRA." We have web sites on the Internet at:

     - http://www.cskauto.com;

     - http://www.checkerauto.com;

     - http://www.schucks.com; and

     - http://www.kragen.com.

STORE-BASED INFORMATION SYSTEMS

     Over the past several years, we installed several store-level information systems, which have improved store labor productivity and customer service. These systems are described below.

  ELECTRONIC PARTS CATALOG

     Our electronic parts catalog is a software-based system that identifies the location and availability of over one and a half million parts. The electronic parts catalog is a user-friendly tool that enables our sales associates to assist customers in parts selection and ordering based on simple input of the year, model and engine type and application needed. Once provided with this basic information, the electronic parts catalog displays which part is needed and whether it is located in the store. In the event a particular product is unavailable at a store, the electronic parts catalog indicates whether it can be obtained at a nearby store, priority parts depot, through certain warehouse distributors with same-day delivery or directly from the manufacturer. Information about the customer's car can be entered into a permanent customer database that can be instantly accessed whenever the customer visits or phones the store. The electronic parts catalog also displays related parts that the sales associates can recommend to the customer for purchase and prints parts lists for the customer. Our electronic parts catalog system is integrated with our point of sale system and centralized database. This integration improves customer service by:

     - Reducing checkout time by fully automating the ordering process between the parts counter and the point of sale register;

     - Allowing the store associate to order parts electronically with immediate confirmation of availability and/or delivery; and

     - Providing up-to-the-minute pricing of products.

  POINT OF SALE SYSTEM

     We installed a point of sale system consisting of cash registers and sophisticated software in all of our stores, which electronically record and report customer transactions and are tied to our electronic parts catalog and the central inventory system. This point of sale system improves store productivity and customer service by streamlining in-store procedures and eliminating handwritten record keeping. This system also allows for paperless transactions and electronic updating of warranty information. In addition, the point of sale software tracks the history of individual customer purchases for use in regionalized marketing and merchandising programs.

  RETAIL PAPERLESS MANAGEMENT SYSTEM

     Our retail paperless management system is a store-based software system used to improve store efficiency. This system provides for interactive store associate development and testing, communication via company-wide e-mail, knowledge-based interviewing of associate applicants, automated associate time and attendance recording and forms automation.

  LABOR SCHEDULING SYSTEM

     We utilize a sophisticated labor scheduling system that allocates labor hours based on factors including forecasted sales and customer traffic counts. We believe this system enables us to provide superior customer service while providing for improved labor productivity.

  SATELLITE COMMUNICATIONS NETWORK

     Our satellite communications network links all of our stores with our corporate office. The satellite network enables us to efficiently obtain and deliver to our stores all file transfers, including pricing down-loads, sales information updates and interactive transactions such as electronic parts ordering. The system also broadcasts common files to all stores simultaneously to update our electronics parts catalog. In addition, the satellite network significantly increases the speed of credit card and check authorization.

  CALL CENTER

     Our centralized call center provides store personnel at selected high-volume stores the option to reroute customer calls to a central location during the store's busiest hours of operation. Call center associates perform all functions that store personnel normally handle, such as store specific parts look-up, price look-up and inventory availability verification. Associates in the call center can take an order from a customer and electronically transmit it to the store, so that the customer can pick up the requested product at his local store. Use of the call center allows sales associates to give their undivided attention to customers at the store while call-in customers are serviced directly by call center associates.

STORE OPERATIONS

     Our stores are divided into seven geographic regions: Southwest, Rocky Mountain, Northwest, Southern California, Coastal California, Los Angeles and Northern California. Each region is administered by a regional manager, each of whom oversees six to nine district managers. Each of our district managers has responsibility for between 4 and 20 stores.

     The geographic distribution of our stores and the tradenames under which they operated, as of January 31, 1999, are set forth in the table below.

                                           SCHUCK'S       CHECKER        KRAGEN      COMPANY
                                          AUTO SUPPLY    AUTO PARTS    AUTO PARTS     TOTAL
                                          -----------    ----------    ----------    -------
California..............................        2             1           384          387
Washington..............................       88            --            --           88
Arizona.................................       --            86            --           86
Colorado................................       --            66            --           66
Utah....................................       --            30            --           30
Oregon..................................       33            --            --           33
Texas...................................       --            26            --           26
New Mexico..............................       --            23            --           23
Idaho...................................       17             6            --           23
Nevada..................................       --            14             7           21
Montana.................................       --             9            --            9
Alaska..................................        8            --            --            8
Wyoming.................................       --             7            --            7
                                              ---           ---           ---          ---
          Total.........................      148           268           391          807
                                              ===           ===           ===          ===

     Our stores are generally open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. (9:00 a.m. to 6:00 p.m. on Sundays). The average store employs approximately 10 to 20 employees, including a store manager, two assistant store managers and a staff of full-time and part-time employees.

STORE FORMATS

     Our stores are generally located in high visibility, high traffic strip shopping centers or in freestanding units adjacent to strip shopping centers. The stores, which range in size from 2,800 to 27,000 square feet, average approximately 6,900 square feet in size and offer between 13,000 and 17,000 SKUs.

     We have three prototype store designs which are 6,000, 7,000 and 8,000 square feet in size. The store size for a given new location is selected based upon sales volume expectations determined through demographics and the detailed market analysis that we prepare as part of our site selection process. The following table categorizes our stores by size, as of January 31, 1999:

STORE SIZE                                             NUMBER OF STORES
----------                                             ----------------
10,000 sq. ft. or greater..........................           70
8,000-9,999 sq. ft.................................          155
6,000-7,999 sq. ft.................................          270
5,000-5,999 sq. ft.................................          196
Less than 5,000 sq. ft.............................          116
                                                             ---
                                                             807
                                                             ===

     Approximately 61% of our stores are freestanding, with the balance principally located within strip shopping centers. Approximately 85% to 90% of each store's square footage is selling space, of which approximately 40% to 50% is dedicated to automotive replacement parts inventory. The replacement parts inventory area is fronted by a counter staffed by knowledgeable parts personnel and is equipped with the electronic parts catalog. The remaining selling space contains gondolas for accessories and maintenance items, including oil and air filters, additives, waxes and other items, together with specifically designed shelving for batteries and, in many stores, oil products.

STORE GROWTH STRATEGY

     Our store growth strategy is focused on our existing markets and includes:

     - Opening new stores;

     - Relocating smaller stores to larger stores at better locations; and

     - Expanding selected stores.

     We have identified most of our stores smaller than 5,000 square feet as future relocation or expansion priorities.

     Our market strategy group, which is a part of our real estate department, utilizes a sophisticated, market-based approach that identifies and analyzes potential store locations based on detailed demographic and competitive studies. These demographic and competitive studies include analysis of population density, growth patterns, age, per capita income, vehicle traffic counts and the number and type of existing automotive-related facilities, such as automotive parts stores and other competitors within a pre-determined radius of the potential new location. These potential locations are compared to our existing locations to determine opportunities for opening new stores and relocating or expanding existing stores.

     We believe that the large number of small operators in our industry has enabled us to effectively pursue an opportunistic acquisition strategy. We focus our acquisition efforts in (1) existing markets to achieve further market penetration in a timely and cost-effective manner without adding additional retail square footage, and (2) contiguous markets to permit further leveraging of our established infrastructure over an increasing sales base.

     The following table sets forth our store development activities during the periods indicated:

                                                                  FISCAL YEAR
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Beginning stores............................................  718     580     566
New stores..................................................   94      65      19
Relocated stores............................................   31      36      37
Acquired stores.............................................    2      82      --
Closed stores (including relocated stores)..................  (38)    (45)    (42)
                                                              ---     ---     ---
Ending stores...............................................  807     718     580
                                                              ===     ===     ===
Expanded stores.............................................    5       3       8
Total new, relocated and expanded stores....................  130     104      64

     We believe that substantial growth opportunities exist in our current markets and that our store growth strategy will increase our name recognition and market penetration while we benefit from economies of scale in advertising, management and distribution costs. We opened, relocated or expanded 130 stores in fiscal 1998 as compared to 104 stores in fiscal 1997. We plan to continue to accelerate our store growth strategy and expect to open, relocate or expand approximately 150 stores in fiscal 1999. As of January 31, 1999, we had executed purchase contracts or leases for 49 sites, were in various stages of negotiation for 81 additional sites and had identified numerous potential additional sites for store growth. New stores generally become profitable during the first year of operation.

COMMERCIAL SALES PROGRAM

     In addition to our primary focus on serving the do-it-yourself consumer, we have significantly increased our marketing efforts to the commercial customer in the automotive replacement parts market. The commercial market constitutes in excess of 50% of the annual sales in the automotive aftermarket and is currently growing at a faster rate than the do-it-yourself market. Our commercial sales program, which is intended to facilitate penetration of this market, is targeted to professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers with auto repair facilities and other commercial repair outlets located near our stores.

     We have made a significant commitment to this portion of our business and upgraded the information systems capabilities available to the commercial sales group. In addition, we employ one district sales manager for approximately every five stores that have a commercial sales center. A district sales manager is responsible for servicing existing commercial accounts and developing new commercial accounts. In addition, at a minimum each commercial sales center has a dedicated in-store salesperson, driver and delivery vehicle.

     We believe we are well positioned to effectively and profitably service commercial customers, who typically require a higher level of customer service and broad product availability. The commercial market has traditionally been serviced primarily by jobbers. Recently, however, automotive specialty retailing chains, such as our company, have entered the commercial market. The chains typically have multiple locations in given market areas and maintain a broad inventory selection. We believe we have significant competitive advantages in servicing the commercial market because of our experienced sales associates, conveniently located stores, attractive pricing and ability to consistently deliver a broad product offering with an emphasis on national brand names.

     As of January 31, 1999, we operated commercial service centers in 509 of our stores. Our sales to commercial accounts (including sales by stores without commercial service centers) increased 35% to $155.8 million in fiscal 1998 from $115.4 million in fiscal 1997.

PURCHASING

     Merchandise is selected from over 300 suppliers and purchased for all stores by personnel at our corporate headquarters in Phoenix, Arizona. No one class of product and no single supplier accounted for as much as 10% of our purchases in fiscal 1998.

     Our inventory management systems include the E-3 Trim Buying System, which provides inventory movement forecasting based upon history, trend and seasonality. Combined with service level goals, vendor lead times and cost of inventory assumptions, the E-3 Trim Buying System determines the timing and size of purchase orders. Approximately 90% of the dollar value of transactions are sent via electronic data interchange, with the remainder being sent by a computer facsimile interface. Our store replenishment system generates orders based upon store on-hand and store model stock. This includes an automatic model stock adjustment system utilizing historical sales, seasonality and store presentation requirements. We also can allocate seasonal and promotional merchandise based upon a store's history of prior promotional and seasonal sales.

     Our stores offer products with nationally recognized, well-advertised brand names, such as Armor All, Autolite, AC Delco, Castrol, Dayco, Exide, Fel Pro, Fram, Havoline, Mobil, Monroe, Pennzoil, Prestone, Quaker State, RayBestos, Slick 50, Stant, Sylvania, Turtle Wax and Valvoline. In addition to brand name products, our stores carry a wide variety of high quality private label products. Because most of such products are produced by nationally recognized manufacturers that produce similar brand name products that enjoy a high degree of consumer acceptance, we believe that our private label products are of a quality that is comparable to such brand name products.

     We have increased our gross profit margin over the last several years primarily as a result of obtaining lower product acquisition costs, more favorable vendor terms, cash discounts from vendors, efficiencies from our warehouse and distribution system and improvements in product mix. We believe that the improved vendor terms are primarily the result of our improved financial performance and stronger capitalization and growth in our store count and purchase volume. Our gross profit margin increased from 39.6% of net sales in fiscal 1995 to 47.1% of net sales in fiscal 1998.

WAREHOUSE AND DISTRIBUTION

     Our warehouse and distribution system utilizes bar coding, radio frequency scanners and sophisticated conveyor and put-to-light systems. We instituted engineered labor standards and incentive programs in each of our distribution centers which have contributed to improved labor productivity. Each store is currently serviced by one of our two main distribution centers, with the regional distribution centers handling bulk materials, such as oil. All of our merchandise is shipped by vendors to our distribution centers, with the exception of batteries, which are shipped directly to stores by the vendor. We have sufficient warehouse and distribution capacity to meet the requirements of our growth plans for the foreseeable future.

     The following table sets forth certain information relating to our two main distribution centers as of January 31, 1999:

                                                                               NUMBER      NUMBER OF
DISTRIBUTION                                                       SIZE       OF STORES    FULL-TIME
   CENTER                       AREA SERVED                      (SQ. FT.)     SERVED      EMPLOYEES
------------                    -----------                      ---------    ---------    ---------
Phoenix, AZ   Arizona, Colorado, Idaho, Nevada, New Mexico,       273,520        374          320
              California, Texas, Utah
Dixon, CA     California, Nevada, Washington, Oregon, Idaho,      325,500        433          342
              Montana, Wyoming, Alaska
                                                                  -------        ---          ---
                                                                  599,020        807          662
                                                                  =======        ===          ===

     We have the ability to expand the Phoenix distribution center by approximately 80,000 square feet and the Dixon distribution center by 160,000 square feet.

ASSOCIATES

     As of January 31, 1999, we employed approximately 7,300 full-time associates and 3,250 part-time associates. Approximately 84% of these personnel are employed in store level operations, 8% in distribution and 8% in our corporate headquarters, including our call center and priority parts operation.

     We have never experienced any material labor disruption and believe that our labor relations are very good. Except for 399 associates located at approximately 40 stores in the San Jose, California market, who have been represented by a union for more than 19 years, none of our personnel are represented by a labor union.

COMPETITION

     We compete principally in the do-it-yourself sector of the automotive aftermarket which is highly fragmented and generally very competitive. We compete primarily with national and regional retail automotive parts chains (such as AutoZone, Inc. and The Pep Boys-Manny, Moe and Jack, Inc.), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as NAPA), automobile dealers and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). We believe that chains of automotive parts stores like ours, with multiple locations in regional markets, have competitive advantages in marketing, product selection, purchasing and distribution, as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. We believe that, as a result of these advantages, national and regional chains have been gaining market share in recent years at the expense of independent retailers and jobbers.

     The principal competitive factors that affect our business are store location, customer service, product selection, availability, quality and price. While we believe that we compete effectively in our various geographic areas, certain competitors are larger in terms of sales volume, have greater financial and management resources and have been operating longer in certain geographic areas.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

     We own and have registered the service mark "Schuck's" with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. We have the right to use the tradenames "Checker" (in connection with the automotive parts retailing business in the West and Southeast regions of the United States) and "Kragen." In addition, we own and have registered numerous trademarks with respect to many of our private label products. We believe that our various tradenames, service marks and trademarks are important to our merchandising strategy, but that our business is not otherwise dependent on any particular service mark, tradename or trademark. There are no infringing uses known by us that materially affect the use of such marks.

ENVIRONMENTAL MATTERS

     We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing recycling of batteries and used lubricants, and regarding ownership and operation of real property. We handle hazardous materials during our operations, and our customers may also use or bring hazardous materials onto our properties. In addition, while we do not service automobiles, we do sublease to third parties pre-existing service bays at a small number of store locations. These third parties are required to dispose of certain items, including used batteries, lubricants and oils in accordance with applicable environmental regulations. We currently provide a recycling program for batteries and for the collection of used lubricants at certain of our stores as a service to our customers pursuant to agreements with third-party vendors. Pursuant to the agreements, the batteries and used lubricants are collected by our associates, deposited into vendor-supplied containers/pallets and then disposed of by the third-party vendors. Our agreements with such vendors are designed to limit our potential liability under applicable environmental regulations for any harm caused by the batteries and lubricants to off-site properties or even on-site when such failure is the fault of the vendor. Many of the agreements provide us with indemnification against liability that we may incur in connection with the disposal of such items.

     Under environmental laws, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. We do not believe that compliance with such laws and regulations has had a material impact on our operations to date, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on us.

ITEM 2.  PROPERTIES

     The following table sets forth certain information concerning our principal facilities:

                                                                  SQUARE     NATURE OF
PRIMARY USE                                        LOCATION       FOOTAGE    OCCUPANCY
-----------                                     --------------    -------    ---------
Corporate office..............................  Phoenix, AZ        96,000     Leased(1)
Distribution center...........................  Dixon, CA         325,500     Leased
Distribution center...........................  Phoenix, AZ       273,520     Leased
Regional distribution center..................  Auburn, WA         52,400     Leased
Regional distribution center..................  Denver, CO         34,800     Leased
Regional distribution center..................  Salt Lake, UT      32,000     Leased
Regional distribution center..................  Commerce, CA       48,400     Leased

---------------
(1) This facility is owned by Missouri Falls Partners, an affiliate of The Carmel Trust, a trust governed under the laws of Canada ("Carmel"). Carmel is an affiliate of the Company and a member of the Carmel Group.

     At January 31, 1999, all but six of our stores were leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

                                                               1998
                           YEARS                             STORES(1)
                           -----                             ---------
1999-2000..................................................       9
2001-2005..................................................      56
2006-2010..................................................      72
2011-2020..................................................     307
2021-2030..................................................     322
2031-thereafter............................................      35

---------------
(1) Of these stores, 1 is owned by affiliates of Carmel.

     Additional information regarding our facilities appears in Item I. Business under the captions "Store Operations," "Store Formats" and "Warehouse and Distribution."

ITEM 3.  LEGAL PROCEEDINGS

     We were served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. This case is in the early stages of discovery. We were recently served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included a claim for punitive damages based on an unlawful conversion theory. On March 9, 1999, the Orange County court dismissed the conversion theory and claim for punitive damages but gave the plaintiff 30 days to refile an amended claim. These plaintiffs have since filed an amended complaint which also includes a claim for conversion and asks for punitive damages. We have again requested the court to eliminate these items from the case. The three cases have recently been "coordinated" before one judge in San Diego County who will be selected shortly. If these cases are permitted by the courts to proceed as a class action and are decided against us, our aggregate potential exposure could be material to our results of operations for the year in which the cases are ultimately decided. We do not believe, however, that such an adverse outcome, if it were to happen, would materially affect our financial position or our operations in subsequent periods. Although at this early stage in the litigation it is difficult to predict their outcomes with any certainty, we believe that we have meritorious defenses to all of these cases and intend to defend them vigorously.

     We currently and from time to time are involved in other litigation incidental to the conduct of our business. The damages claimed against us in some of these litigations are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, results of operations or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock has been listed on the New York Stock Exchange under the symbol CAO since March 12, 1998. As of April 13, 1999, there were 27,784,834 shares of our common stock outstanding. As of April 13, 1999, there were approximately 65 record holders of our common stock.

     The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by the New York Stock Exchange.

                                                      PRICE RANGE OF
                                                       COMMON STOCK
                                                     ----------------
                                                      HIGH      LOW
                                                     ------    ------
Fiscal 1998:
  First Quarter (from March 12, 1998)..............  $27.81    $22.00
  Second Quarter...................................   28.50     23.13
  Third Quarter....................................   27.50     19.44
  Fourth Quarter...................................   34.63     21.75

     We have not paid any dividends on our common stock during the last two fiscal years. We currently do not intend to pay any dividends on our common stock.

     We are a holding company with no business operations of our own. We therefore depend upon payments, dividends and distributions from CSK Auto, Inc., our wholly owned subsidiary, for funds to pay dividends to our stockholders. CSK Auto, Inc. currently intends to retain its earnings to fund its working capital, debt repayment and capital expenditure needs and for other general corporate purposes. CSK Auto, Inc. has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. CSK Auto, Inc.'s senior credit facility and the indenture governing its 11% senior subordinated notes contain restrictions on CSK Auto, Inc.'s ability to pay dividends or make payments or other distributions to us.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected consolidated statement of operations, balance sheet and operating data. The selected statement of operations and balance sheet data are derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. You should read the data presented below together with our consolidated financial statements and related notes, the other financial information contained herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  FISCAL YEAR(1)
                                         ----------------------------------------------------------------
                                           1998(2)       1997(3)      1996(4)      1995(5)      1994(6)
                                         ------------   ----------   ----------   ----------   ----------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SELECTED STORE DATA)
STATEMENT OF OPERATIONS DATA
Net sales..............................   $1,004,385     $845,815     $793,092     $718,352     $688,135
Cost of sales..........................      531,073      468,171      463,374      433,817      410,358
                                          ----------     --------     --------     --------     --------
Gross profit...........................      473,312      377,644      329,718      284,535      277,777
Other costs and expenses:
  Operating and administrative.........      391,863      327,838      312,908      284,697      258,600
  Transition and integration
     expenses..........................        3,075        3,407           --           --           --
  Stock-based compensation.............           --          909           --           --           --
  Write-off of unamortized management
     fee...............................        3,643           --           --           --           --
  1996 Recapitalization charge.........           --           --       20,174           --           --
  Secondary stock offering costs.......          770           --           --           --           --
                                          ----------     --------     --------     --------     --------
Operating profit (loss)................       73,961       45,490       (3,364)        (162)      19,177
Other 1996 Recapitalization charges....           --        1,009       12,463           --           --
Interest expense, net..................       30,730       40,680       20,691       14,379       10,343
                                          ----------     --------     --------     --------     --------
Income (loss) before taxes and
  extraordinary gain (loss)............       43,231        3,801      (36,518)     (14,541)       8,834
Income tax expense (benefit)...........       15,746        1,557      (11,859)      (5,447)          68
                                          ----------     --------     --------     --------     --------
Income (loss) before extraordinary gain
  (loss)...............................       27,485        2,224      (24,659)      (9,094)       8,766
Extraordinary gain (loss)..............       (6,767)      (3,015)          --           --       97,186
                                          ----------     --------     --------     --------     --------
Net income (loss)......................   $   20,718     $   (771)    $(24,659)    $ (9,094)    $105,952
                                          ==========     ========     ========     ========     ========
Diluted earnings (loss) per share......   $     0.75     $  (0.04)    $  (2.28)    $  (1.04)    $  12.15
                                          ==========     ========     ========     ========     ========
Shares used for computation............       27,640       18,012       10,819        8,724        8,724
                                          ==========     ========     ========     ========     ========
OTHER DATA
  EBITDA(7)............................   $  103,861     $ 70,173     $ 50,544     $ 16,099     $ 32,282
  EBITDAR(7)...........................      175,549      124,695       98,450       61,453       70,964
  Capital expenditures.................       37,846       20,132        6,317       11,640       14,597
  Commercial sales(8)..................      155,845      115,378       89,551       60,840       32,630
  Net cash provided by (used in)
     operating activities..............        3,403      (62,703)     (33,836)       1,354       15,120
  Net cash used in investing
     activities........................      (37,524)     (56,727)     (15,216)      (7,888)     (18,983)
  Net cash provided by (used in)
     financing activities..............       36,759      119,059       49,911        8,028       (5,383)
SELECTED STORE DATA
  Number of stores (end of period).....          807          718          580          566          544
  Percentage increase in comparable
     store net sales(9)................            2%           4%           6%           2%           5%
BALANCE SHEET DATA (END OF PERIOD)
  Net working capital..................   $  306,879     $235,651     $121,157     $ 81,048     $ 77,627
  Total assets.........................      636,676      563,251      443,986      391,319      350,830
  Total debt (including current
     maturities).......................      333,293      439,962      335,680      122,003      105,601
  Stockholders' equity (deficit).......      105,389      (75,055)    (102,263)      59,997       69,091

                   See accompanying notes on pages 15 and 16.

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except for fiscal 1996, which had 53 weeks.

(2) Results of operations in fiscal 1998 include: (1) an extraordinary loss of $6.8 million, which consisted primarily of the premiums paid in connection with the retirement of outstanding debt with the proceeds of our initial public offering and the write-off of a portion of deferred debt issuance costs; (2) $3.1 million of transition and integration expenses associated with the Trak West Acquisition; (3) the write-off of a $3.6 million prepaid management fee; and (4) $0.8 million of secondary offering costs. Excluding these non-recurring items, net of related income tax benefit thereon, net income for the fiscal year was $32.2 million or $1.13 per diluted share (based on 28.6 million shares outstanding).

(3) In December 1997, we acquired 82 Trak West stores which have been included in results of operations from the date of acquisition. Results of operations in fiscal 1997 include: (1) an extraordinary loss of $3.0 million to reflect the write-off of certain deferred financing costs associated with the early extinguishment of our previous senior credit facility; (2) $3.4 million of transition and integration expenses associated with the Trak West Acquisition; and (3) $1.0 million of other expenses related to our recapitalization in October 1996.

(4) Results of operations in fiscal 1996 include certain non-recurring charges which were incurred when we consummated our recapitalization in October 1996, including the following: (1) amounts paid to members of management pursuant to then existing equity participation agreements of $19.9 million ($20.2 million including a provision for estimated payroll taxes thereon); and (2) expenses incurred in connection with the 1996 Recapitalization of $12.5 million. Our fiscal 1996 results also include a charge of $12.9 million to reflect the store closing costs of 91 specific store sites. This charge is included in operating and administrative expenses.

(5) Results of operations in fiscal 1995 include pre-opening expenses of $1.6 million associated with the opening of our new distribution center in Phoenix, Arizona. Our fiscal 1995 operating and administrative expenses also include $5.3 million of software development costs associated with the new store-level information systems we installed during fiscal 1995. In addition, we believe that our operations and operating results were adversely impacted during fiscal 1995 as a result of the start-up costs associated with the implementation of many new initiatives.

(6) Net income in fiscal 1994 includes an extraordinary gain of $97.2 million resulting from cancellation of a portion of our long-term debt.

(7) EBITDA represents income before net interest expense, provision for income taxes, depreciation and amortization expense, other non-cash charges, extraordinary items and non-recurring charges. While EBITDA is not intended to represent cash flow from operations as defined by GAAP (and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP)), it is included herein because we believe it is a meaningful measure which provides additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. EBITDA has been calculated as described above in accordance with the terms of the indenture under which our 11% Senior Subordinated Notes were issued and may differ in method of calculation from similarly titled measures used by other companies.

     The computation of EBITDA for each of the respective periods shown is as follows:

                                                        FISCAL YEAR
                                     --------------------------------------------------
                                       1998      1997       1996       1995      1994
                                     --------   -------   --------   --------   -------
                                                       (IN THOUSANDS)
Income (loss) before income taxes
  and extraordinary gain (loss)....  $ 43,231   $ 3,801   $(36,518)  $(14,541)  $ 8,834
Add back:
  Interest expense, net............    30,730    40,680     20,691     14,379    10,343
  Depreciation and amortization
     expense.......................    22,412    20,367     19,225     16,261    13,105
  Non-recurring 1996
     Recapitalization expenses.....        --     1,009     32,637         --        --
  Other non-recurring and non-cash
     charges.......................     7,488     4,316     14,509         --        --
                                     --------   -------   --------   --------   -------
          Total....................  $103,861   $70,173   $ 50,544   $ 16,099   $32,282
                                     ========   =======   ========   ========   =======

    EBITDAR represents EBITDA plus operating lease rental expense. Because the proportion of stores leased versus owned varies among industry competitors, we believe that EBITDAR permits a meaningful comparison of operating performance among industry competitors. We lease substantially all of our stores.

(8) Represents sales to commercial accounts, including sales from stores without commercial sales centers.

(9) Comparable store net sales data is calculated based on the change in net sales commencing after the time a new store has been open twelve months. Therefore, sales for the first twelve months a new store is open are not included in the comparable store calculation. Relocations are included in comparable store net sales from the date of opening.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year which is 53 weeks long. When we refer to a particular fiscal year, we mean the following:

     - Fiscal 1998 means the 52 weeks ended January 31, 1999;

     - Fiscal 1997 means the 52 weeks ended February 1, 1998; and

     - Fiscal 1996 means the 53 weeks ended February 2, 1997.

GENERAL

     CSK Auto Corporation is the largest retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. As of January 31, 1999, we operated 807 stores as one fully integrated company under three brand names:

     - Checker Auto Parts, founded in 1969 and operating in the Southwestern and Rocky Mountain states;

     - Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and

     - Kragen Auto Parts, founded in 1947 and operating primarily in California.

     Over the past several years, we have implemented a variety of initiatives which have enabled us to significantly increase our productivity and the level and quality of service we provide to customers. These initiatives include:

     - Expanding our product selection and priority parts operation;

     - Converting our warehouse and distribution system to a technologically advanced, fully-integrated system;

     - Installing sophisticated store-level information systems;

     - Accelerating our store growth strategy; and

     - Expanding our commercial sales program.

     Largely as a result of the success of these programs, our profitability has improved. We believe that these initiatives have provided the foundation for continued and profitable growth.

     The discussion which follows includes several references to charges and effects relating to the following significant transactions which occurred during the period covered:

     - In October 1996, INVESTCORP S.A. and certain other investors (whom we refer to as the "Investcorp Group") purchased a 51% equity interest in our company in a series of related transactions resulting in a new capitalization structure for our company. We refer to these transactions as the "1996 Recapitalization."

     - In December 1997, we acquired 82 stores located in the Los Angeles market from Trak Auto Corporation for approximately $34.5 million. We refer to this transaction as the "Trak West Acquisition."

     - In March 1998, we completed the initial public offering of our common stock and used the net proceeds to repay outstanding debt. We refer to this transaction as our "IPO."

     - In December 1998, certain of our stockholders completed a secondary offering of our common stock. We received no proceeds from this offering and incurred an aggregate of $770,000 in legal, accounting, printing and other costs. We refer to this transaction as the "Secondary Offering."

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                                    FISCAL YEAR
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   52.9     55.4     58.4
                                                              -----    -----    -----
Gross profit................................................   47.1     44.6     41.6
Operating and administrative expenses.......................   39.0     38.8     39.5
Transition and integration expenses.........................    0.3      0.4       --
Stock-based compensation....................................     --      0.1       --
Secondary offering costs....................................    0.1       --       --
Write-off of unamortized management fee.....................    0.3       --       --
1996 Recapitalization charge -- equity participation
  agreements................................................     --       --      2.5
                                                              -----    -----    -----
Operating profit (loss).....................................    7.4      5.3     (0.4)
Other 1996 Recapitalization charges.........................     --      0.1      1.6
Interest expense, net.......................................    3.1      4.8      2.6
Income tax expense (benefit)................................    1.6      0.1     (1.5)
                                                              -----    -----    -----
Income (loss) before extraordinary loss.....................    2.7      0.3     (3.1)
Extraordinary loss..........................................   (0.6)    (0.4)      --
                                                              -----    -----    -----
Net income (loss)...........................................    2.1%    (0.1)%   (3.1)%
                                                              =====    =====    =====

     Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.

  FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales for fiscal 1998 increased $158.6 million, or 18.7% over net sales for fiscal 1997, primarily reflecting an increase in the number of stores operated. Our comparable store sales increased $17.5 million, or 2%. Our new stores contributed $138.9 million to the increase in net sales for the fiscal year, including $84.3 million in net sales contributed by the former Trak West stores acquired on December 8, 1997. During fiscal 1998, we opened 94 stores, relocated 31 stores, expanded 5 stores, acquired 2 stores and closed 7 stores in addition to those closed due to relocation. As a result, we operated 807 stores at the end of fiscal 1998 compared to 718 stores at the end of fiscal 1997.

     Gross profit for fiscal 1998 was $473.3 million, or 47.1% of net sales, compared to $377.6 million, or 44.6% of net sales for fiscal 1997. The increase in gross profit percentage primarily resulted from our ability to obtain generally better pricing and more favorable terms and support from our vendors due to increased purchase volume, improved financial performance and stronger capitalization.

     Operating and administrative expenses increased by $64.0 million to $391.9 million, or 39.0% of net sales, for fiscal 1998 from $327.8 million, or 38.8% of net sales for fiscal 1997. The increase is primarily the result of the operating costs of new stores that are in the early stages of maturation and the operating costs of the Trak West stores, which exceed our company-wide average as a percent of sales.

     Operating profit increased to $74.0 million, or 7.4% of net sales, for fiscal 1998, compared to $45.5 million, or 5.3% of net sales, for fiscal 1997. During the first quarter of 1998, we incurred $3.1 million of expenses associated with the integration of the Trak West stores and a $3.6 million non-recurring charge associated with the termination of a management agreement as a result of our IPO. In the fourth quarter of fiscal 1998, we incurred $0.8 million of costs in connection with the Secondary Offering. Operating profit for fiscal 1997 was affected by $3.4 million of expenses associated with the integration of the Trak West stores and by $0.9 million of stock-based compensation expense.

     Interest expense for fiscal 1998 decreased to $30.7 million from $40.7 million for fiscal 1997. The expense decreased primarily as the result of the early retirement of approximately $147.6 million of outstanding debt with the proceeds of our IPO. The retirement of this debt also produced an extraordinary loss of $6.8 million, net of tax, which consisted primarily of prepayment premiums paid in connection with the redemption of debt and the write-off of a portion of deferred debt issuance costs.

     Income tax expense for fiscal 1998 was $15.7 million compared to income tax expense of $1.6 million in fiscal 1997.

     As a result of the factors cited above, net income increased in fiscal 1998 to $20.7 million, ($0.75 per diluted common share), from a net loss for fiscal 1997 of $0.8 million, or $0.04 per diluted share. Additionally, earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $33.7 million to $103.9 million in fiscal 1998, compared to $70.2 million in fiscal 1997.

  FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales for fiscal 1997 increased $52.7 million, or 6.7%, over net sales for fiscal 1996. Comparable store sales increased $29.9 million, or 4%, and new stores contributed $22.2 million to the increase in net sales for the fiscal year. Included in the $22.2 million of new store sales is $10.6 million in net sales contributed by the former Trak West stores acquired on December 8, 1997. During fiscal 1997, we opened 65 new stores, relocated 36 stores, expanded 3 stores, sold 4 stores, closed 5 stores in addition to those closed due to relocations and acquired the 82 Trak West stores. At February 1, 1998, we had 718 stores in operation compared to 580 stores at the end of fiscal 1996.

     Gross profit for fiscal 1997 was $377.6 million, or 44.6% of net sales, compared to $329.7 million, or 41.6% of net sales, for fiscal 1996. The increase in gross profit percentage resulted from our ability to obtain generally better pricing and more favorable terms from our vendors as a result of our increased purchase volume, improved operating results and financial condition. In addition, we realized an increase in sales of automotive replacement parts which produce a higher gross profit percentage than other product categories. Gross profit percentage was also favorably affected by efficiencies achieved by our warehousing and distribution systems.

     Operating and administrative expenses increased by $14.9 million to $327.8 million, or 38.8% of net sales, for fiscal 1997 from $312.9 million, or 39.5% of net sales, for fiscal 1996. The increase in this expense is primarily the result of the incremental operating costs of new stores that are in the early stages of maturation. Also, we incurred approximately $0.9 million of stock-based compensation expense in fiscal 1997 as the result of the sale of stock to certain members of management at a discount to its fair market value.

     Operating profit increased to $45.5 million, or 5.3% of net sales, for fiscal 1997, compared to an operating loss of $3.4 million, or 0.4% of net sales, for fiscal 1996. Significant items that affect the comparability of these operating results include: (1) $1.6 million of store closing costs in fiscal 1997 compared to $14.9 million of store closing costs in fiscal 1996; (2) $3.4 million of transition and integration expense in fiscal 1997 associated with the Trak West Acquisition compared with no such expense occurring in fiscal 1996; and (3) $20.2 million of charges in fiscal 1996 in connection with certain equity participation agreements which became payable as a result of the 1996 Recapitalization compared with no such charges occurring in fiscal 1997. The 1996 store closing costs include a charge of $12.9 million to reflect the store closing costs of 91 specific store sites that were included in an update of our strategic plan for store relocation and expansion.

     Interest expense for fiscal 1997 totaled $40.7 million compared to $20.7 million for fiscal 1996. The increase is the result of the issuance of new subordinated debt and higher average bank borrowings.

     Income tax expense totaled $1.6 million in fiscal 1997, an effective tax rate of 41%, compared to an income tax benefit of $11.9 million for fiscal 1996.

     We incurred an extraordinary loss of $3.0 million, net of income taxes, in fiscal 1997 as a result of the write-off of the deferred financing costs associated with the amendment and restatement of our Senior Credit Facility.

     As a result of the factors cited above, net loss decreased to $0.8 million for fiscal 1997, compared to a net loss of $24.7 million for fiscal 1996. Additionally, EBITDA increased by $19.7 million to $70.2 million for fiscal 1997 compared to $50.5 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We intend to finance our cash requirements with cash flow from operations, funds from our leasing facility and borrowings under our revolving credit facility. At January 31, 1999, we had net working capital of approximately $307 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $53 million. We also have access to an off-balance sheet operating lease facility that is used to finance new store construction. The facility gives us up to $125 million of funding to provide for the acquisition and development of 100 to 125 new stores over the period of February 1, 1998 through May 31, 1999. As of January 31, 1999, approximately $35.8 million of this $125 million leasing facility had been committed. Our revolving credit facility provides for borrowings of up to $125 million, of which $45.4 million of unused capacity was available at January 31, 1999. We believe that cash flow from operations combined with the availability of funds under the leasing facility and the revolving credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

     We opened 130 new, relocated or expanded stores in fiscal 1998 and 104 new, relocated or expanded stores in fiscal 1997. We expect to open, relocate or expand approximately 150 stores in fiscal 1999. We anticipate that the majority of these new, relocated or expanded stores will be financed by our lease facility under arrangements structured as operating leases that require no net capital expenditures except for fixtures and store equipment. For the remainder of our planned new, relocated or expanded stores, we expect to spend approximately $125,000 per store for leasehold improvements. In addition to capital expenditures, each new store will require an estimated investment in working capital, principally for inventories, of approximately $300,000. New stores generally become profitable during the first full year of operations.

     In addition to capital expenditures for new stores, we expect to spend approximately $6.5 million over the next year for information systems hardware and software (approximately $2.8 million of which is related to the "Year 2000" issue discussed below). Our debt service requirements in 1999 include scheduled principle reductions of approximately $9.6 million.

     In fiscal 1998, net cash provided by operating activities was $3.4 million compared to $62.7 million of cash used in operating activities during fiscal 1997. Net cash provided by operating activities has increased as a result of the cash flow generated by the increasing profitability of our operations, reduced by a significant investment in inventories.

     Net cash used in investing activities totaled $37.5 million in fiscal 1998, compared to $56.7 million in fiscal 1997. Significant items that affect the comparability of investing activities include: (1) $37.8 million used for capital expenditures in fiscal 1998 as a result of our new store development program as compared to $20.1 million in fiscal 1997; and (2) $34.5 million in cash used in the Trak West Acquisition during fiscal 1997.

     Net cash provided by financing activities totaled $36.8 million in fiscal 1998 compared to $119.1 million in fiscal 1997. In 1998, net cash provided by financing activities consisted of $126.0 million of revolving credit facility borrowings, payments of debt of $87.1 million, $8.6 million of payments on capital lease obligations, $0.4 million in proceeds from stock option exercises and receipt of $0.2 million of stockholder receivables. In addition, we received gross proceeds of $172.5 million in connection with our IPO, which were applied as follows: (1) $13.9 million to pay underwriters' discounts and other transaction costs; (2) $50.0 million to retire all outstanding 12% Subordinated Notes; (3) $43.8 million to retire certain of the 11% Senior Subordinated Notes;
(4) $53.8 million to pay certain outstanding balances under the Senior Credit Facility; (5) $4.9 million to pay premiums in connection with the retirement of certain of the aforementioned debt instruments and the balance to pay accrued interest and for general corporate purposes. In 1997, we borrowed $325.6 million under the Senior Credit Facility, made payments of debt of $223.5 million, made payments of capital lease obligations of $7.5 million, received $21.7 million in proceeds from the private placement of common stock, received $6.0 million of stockholder receivables and paid $3.2 million in connection with other financing activities.

YEAR 2000 CONVERSION

     Historically, certain computerized systems have used two digits rather than four to define the applicable year. Computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. This problem is generally referred to as "the Year 2000 issue."

     During fiscal 1997, we began a comprehensive review of our systems and applications for Year 2000 compliance. We also engaged an independent advisor to evaluate and assist us with our Year 2000 program. To date, we have substantially completed the identification and assessment phases of our Year 2000 conversion. We have included both information technology, such as purchased software and point-of-sale computer systems, and non-information technology equipment, such as warehouse conveyor systems, in our evaluations. In addition, we have identified our key third-party business partners and we are coordinating with them to address potential Year 2000 issues. These issues include data exchange with us as well as their shipping and warehousing processes.

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

     We currently anticipate that our Year 2000 identification, assessment, remediation and testing efforts, will be completed by July 31, 1999, although we will continue to run system tests throughout the remainder of the year. As of January 31, 1999, we have completed approximately 76% of our Year 2000 initiatives. To date, we have incurred and expensed approximately $0.8 million related to the assessment of and preliminary efforts in connection with our Year 2000 conversion project. To date, we have also capitalized approximately $3.2 million in connection with the replacement of certain hardware and software applications.

     We estimate the total remaining cost of our Year 2000 conversion to be $4.9 million, which is being funded with lease financing and operating cash flows. Of the total project cost, we attribute approximately $2.8 million to the purchase of new hardware and software which will be capitalized. We will expense the remaining $2.1 million as incurred over the next fiscal year.

     We have begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from our failure and the failure of certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. We are currently developing contingency plans which should be finalized by June 30, 1999. Elements of our contingency plans may include: switching vendors, back-up systems or manual processes, and the stockpiling of certain products prior to the Year 2000.

     The costs of our Year 2000 conversion and the date on which we plan to complete the project are based upon our management's best estimates, which were derived utilizing numerous assumptions of future events. We cannot guarantee that we will achieve these estimates. Specific factors that could cause material differences between our actual results and our estimates include: (1) the availability and cost of personnel trained in this area; (2) the success of third parties in their Year 2000 conversion plans; and (3) the ability to locate and correct all relevant computer codes and similar uncertainties.

QUARTERLY RESULTS AND SEASONALITY

     Our business is somewhat seasonal in nature, with the highest sales occurring in the summer months of June through August (overlapping our second and third fiscal quarters). Our business is, in addition, affected by weather conditions. While unusually severe or inclement weather tends to reduce sales as our customers tend to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase.

     The following table sets forth certain quarterly unaudited operating data for fiscal 1998 and 1997. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

     The data presented below should be read in conjunction with our consolidated financial statements and related notes and the other financial information included herein.

                                                                    FISCAL 1998
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..........................................  $238,423   $254,701   $263,142   $248,119
Gross profit.......................................   107,717    117,661    127,031    120,903
Transition and integration expenses................     3,075         --         --         --
Write-off of unamortized management fee............     3,643         --         --         --
Secondary stock offering costs.....................        --         --         --        770
Operating profit(1)................................     7,976     22,239     23,510     20,236
Extraordinary loss, net of $4,236 of income            (6,767)        --         --         --
  taxes............................................
Net income (loss)(2)...............................    (7,519)     9,342     10,527      8,368
Basic earnings (loss) per share(3).................     (0.32)      0.34       0.38       0.30
Diluted earnings (loss) per share(3)...............     (0.32)      0.33       0.37       0.29
EBITDA.............................................  $ 20,443   $ 27,877   $ 28,979   $ 26,562

                                                                     FISCAL 1997
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net sales...........................................  $201,613   $217,944   $216,908   $209,350
Gross profit........................................    84,112     93,199    100,237    100,096
Transition and integration expenses.................        --         --         --      3,407
Operating profit(4).................................     7,017     12,099     17,108      9,266
Extraordinary loss, net of $2,091 of income taxes...        --         --         --     (3,015)
Net income (loss)(5)................................    (1,649)     1,267      4,320     (4,709)
Basic earnings (loss) per share(3)..................     (0.10)      0.07       0.25      (0.26)
Diluted earnings (loss) per share(3)................     (0.10)      0.07       0.25      (0.25)
EBITDA..............................................  $ 11,759   $ 17,461   $ 22,454   $ 18,499

---------------
(1) Operating profit in the first quarter of fiscal 1998 was negatively affected by non-recurring charges of $3.1 million related to the transition and integration of the 82 Trak West stores (see note 3 to our consolidated financial statements) and the $3.6 million write-off of the remaining unamortized balance of a prepaid management consulting and advisory services agreement that terminated by its terms upon consummation of our IPO. Operating profit in the fourth quarter of fiscal 1998 was negatively affected by non-recurring charges of $.8 million related to the Secondary Offering.

(2) Net income in the first quarter of fiscal 1998 was negatively affected by a $6.8 million extraordinary loss, net of a $4.2 million benefit for income taxes, which consisted of prepayment premiums paid in connection with redemption of debt and the write-off of a portion of deferred debt issuance costs, as well as by the charges discussed in note (1) above, net of income taxes.

(3) The sum of the quarterly earnings (loss) per share amounts within a fiscal year differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

(4) Operating profit in the fourth quarter of fiscal 1997 was negatively affected by $3.4 million of transition and integration expenses related to the acquisition of 82 former Trak West stores and by $0.9 million of stock-based compensation.

(5) Net income in the fourth quarter of fiscal 1997 was negatively affected by an extraordinary loss of $3.0 million related to the write-off of the deferred financing costs associated with the early retirement of debt as well as by the charges discussed in note (4) above, net of income taxes.

INFLATION

     We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for the way that public companies report selected information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 had no effect on our financial statements since we operate in a single segment.

     In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement was adopted during fiscal 1998 and only required certain disclosures in our financial statements. The adoption did not have any effect on our financial position or results of operations.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The SOP defines the characteristics of internal-use computer software, criteria for capitalization and financial statement disclosure requirements. We will adopt SOP 98-1 in the first quarter of fiscal 1999 and do not expect that such adoption will have a material effect on our financial position or results of operations.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Start-up Activities." The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, or commencing some new operation. The SOP requires that the costs of start-up activities be expensed as incurred. Our current accounting policy with respect to the cost of start-up activities (store preopening expenses) is to defer such costs for the approximately three month period of time that it takes to develop a new store facility and to expense such costs during the month that the new store opens. We will adopt SOP 98-5 in the first quarter of fiscal 1999, which will require us to change our current accounting policy to expense start-up costs as incurred. Upon adoption, we will expense approximately $1.2 million of preopening expenses deferred as of January 31, 1999. Such expense will be reflected in the consolidated statement of operations as the cumulative effect of a change in accounting principle.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our Senior Credit Facility is variable rate and, accordingly, sensitive to changes in interest rates. We believe the potential exposure to interest rate risk is not material to our financial position or the results of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CSK Auto Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of CSK Auto Corporation and subsidiary (the "Company") at January 31, 1999 and February 1, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Phoenix, Arizona
April 2, 1999

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  FISCAL YEAR ENDED
                                                      -----------------------------------------
                                                      JANUARY 31,    FEBRUARY 1,    FEBRUARY 2,
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net sales...........................................  $ 1,004,385    $   845,815    $   793,092
Cost of sales.......................................      531,073        468,171        463,374
                                                      -----------    -----------    -----------
Gross profit........................................      473,312        377,644        329,718
Other costs and expenses:
  Operating and administrative......................      391,863        327,838        312,908
  Transition and integration expenses...............        3,075          3,407             --
  Stock-based compensation..........................           --            909             --
  Write-off of unamortized management fee...........        3,643             --             --
  1996 Recapitalization charge -- equity
     participation agreements.......................           --             --         20,174
  Secondary stock offering costs....................          770             --             --
                                                      -----------    -----------    -----------
Operating profit (loss).............................       73,961         45,490         (3,364)
Other 1996 Recapitalization expenses................           --          1,009         12,463
Interest expense, net...............................       30,730         40,680         20,691
                                                      -----------    -----------    -----------
Income (loss) before income taxes and extraordinary
  loss..............................................       43,231          3,801        (36,518)
Income tax expense (benefit)........................       15,746          1,557        (11,859)
                                                      -----------    -----------    -----------
Income (loss) before extraordinary loss.............       27,485          2,244        (24,659)
Extraordinary loss, net of $4,236 (fiscal 1998) and
  $2,091 (fiscal 1997) of income taxes..............       (6,767)        (3,015)            --
                                                      -----------    -----------    -----------
Net income (loss)...................................  $    20,718    $      (771)   $   (24,659)
                                                      ===========    ===========    ===========
Basic earnings (loss) per share:
  Income (loss) before extraordinary loss...........  $      1.03    $      0.13    $     (2.28)
  Extraordinary loss, net of income taxes...........        (0.25)         (0.17)            --
                                                      -----------    -----------    -----------
  Net income (loss).................................  $      0.78    $     (0.04)   $     (2.28)
                                                      ===========    ===========    ===========
  Shares used in computing per share amounts........   26,722,322     17,400,214     10,818,913
                                                      ===========    ===========    ===========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary loss...........  $      0.99    $      0.12    $     (2.28)
  Extraordinary loss, net of income taxes...........        (0.24)         (0.16)            --
                                                      -----------    -----------    -----------
  Net income (loss).................................  $      0.75    $     (0.04)   $     (2.28)
                                                      ===========    ===========    ===========
  Shares used in computing per share amounts........   27,640,099     18,011,666     10,818,913
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1999           1998
                                                              -----------    -----------
                                         ASSETS
Cash and cash equivalents...................................   $   7,490      $   4,852
Receivables, net of allowances of $1,703 and $2,403,
  respectively..............................................      58,867         37,566
Inventories.................................................     414,422        367,366
Assets held for sale........................................       5,018          2,418
Prepaid expenses and other current assets...................      18,295         14,143
                                                               ---------      ---------
          Total current assets..............................     504,092        426,345
                                                               ---------      ---------
Property and equipment, net.................................     105,037         85,940
Leasehold interests, net....................................       9,643         10,934
Deferred income taxes.......................................      10,695         22,021
Other assets, net...........................................       7,209         18,011
                                                               ---------      ---------
          Total assets......................................   $ 636,676      $ 563,251
                                                               =========      =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable............................................   $ 122,304      $ 114,270
Accrued payroll and related expenses........................      25,962         20,869
Accrued expenses and other current liabilities..............      35,312         40,818
Due to affiliates...........................................          --          1,000
Current maturities of amounts due under Senior Credit
  Facility..................................................         840          1,000
Current maturities of capital lease obligations.............       8,749          8,671
Deferred income taxes.......................................       4,046          4,066
                                                               ---------      ---------
          Total current liabilities.........................     197,213        190,694
                                                               ---------      ---------
Amounts due under Senior Credit Facility....................     224,320        239,050
Obligations under 11% Senior Subordinated Notes.............      81,250        125,000
Obligations under 12% Subordinated Notes....................          --         50,000
Obligations under capital leases............................      18,134         16,241
Other.......................................................      10,370         17,321
                                                               ---------      ---------
          Total non-current liabilities.....................     334,074        447,612
                                                               ---------      ---------
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $0.01 par value, 50,000,000 shares
     authorized (fiscal 1998), 41,666,752 shares authorized
     (fiscal 1997); 27,768,832 and 19,113,388 shares issued
     and outstanding at January 31, 1999 and February 1,
     1998, respectively.....................................         278            191
Additional paid-in capital..................................     289,820        130,513
Stockholder receivable......................................      (1,018)        (1,168)
Deferred compensation.......................................        (493)          (675)
Accumulated deficit.........................................    (183,198)      (203,916)
                                                               ---------      ---------
          Total stockholders' equity (deficit)..............     105,389        (75,055)
                                                               ---------      ---------
          Total liabilities and stockholders' equity
            (deficit).......................................   $ 636,676      $ 563,251
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

                      CSK AUTO CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON STOCK       ADDITIONAL                                                TOTAL
                                  -------------------    PAID-IN     STOCKHOLDER     DEFERRED     ACCUMULATED    EQUITY
                                    SHARES     AMOUNT    CAPITAL     RECEIVABLE    COMPENSATION     DEFICIT     (DEFICIT)
                                  ----------   ------   ----------   -----------   ------------   -----------   ---------
Balances at January 28, 1996....         100    $ --     $ 81,680      $    --        $  --        $ (21,683)   $  59,997
Conversion of common stock into
  Class A, Class C, Class D, and
  Class F stock.................   8,723,550      87          (87)          --           --               --           --
Redemption of Class F stock.....        (100)     --      (81,675)          --           --         (156,803)    (238,478)
Issuance of Class E stock.......   8,381,450      84      100,793           --           --               --      100,877
Stockholder receivable..........          --      --        5,966       (5,966)          --               --           --
Net loss........................          --      --           --           --           --          (24,659)     (24,659)
                                  ----------    ----     --------      -------        -----        ---------    ---------
Balances at February 2, 1997....  17,105,000     171      106,677       (5,966)          --         (203,145)    (102,263)
Recovery of stockholder
  receivable....................          --      --           --        5,966           --               --        5,966
Sale of Class B stock...........     180,600       2        2,172       (1,168)          --               --        1,006
Sale of stock -- Trak West
  Acquisition...................   1,827,788      18       20,989           --           --               --       21,007
Deferred compensation...........          --      --          675           --         (675)              --           --
Net loss........................          --      --           --           --           --             (771)        (771)
                                  ----------    ----     --------      -------        -----        ---------    ---------
Balances at February 1, 1998....  19,113,388     191      130,513       (1,168)        (675)        (203,916)     (75,055)
Amortization of deferred
  compensation..................          --      --           --           --          182               --          182
Recovery of stockholder
  receivable....................          --      --           --          150           --               --          150
Issuance of common stock in
  initial public offering, net
  of transaction costs..........   8,625,000      86      158,537           --           --               --      158,623
Stock compensation..............          --      --          220           --           --               --          220
Exercise of options.............      30,444       1          366           --           --               --          367
Tax benefit of exercise of
  options.......................          --      --          184           --           --               --          184
Net income......................          --      --           --           --           --           20,718       20,718
                                  ----------    ----     --------      -------        -----        ---------    ---------
Balances at January 31, 1999....  27,768,832    $278     $289,820      $(1,018)       $(493)       $(183,198)   $ 105,389
                                  ==========    ====     ========      =======        =====        =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FISCAL YEAR ENDED
                                                              -----------------------------------------
                                                              JANUARY 31,    FEBRUARY 1,    FEBRUARY 2,
                                                                 1999           1998           1997
                                                              -----------    -----------    -----------
Cash flows provided by (used in) operating activities:
  Net income (loss).........................................   $ 20,718       $    (771)     $ (24,659)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization of property and                20,930          18,078         17,290
      equipment.............................................
    Amortization of leasehold interests.....................        919           1,176          1,749
    Amortization of other deferred charges..................        563           1,113            186
    Amortization of deferred financing costs................      1,016           2,043          1,504
    Tax benefit relating to stock option exercises..........        184              --             --
    Extraordinary loss on early retirement of debt, net of        6,767           3,015             --
      income taxes..........................................
    Write-off of unamortized deferred charge................      3,643              --             --
    Deferred income taxes...................................     15,542           1,557        (11,859)
    Change in operating assets and liabilities, net of
      effects of acquisitions:
      Receivables...........................................    (21,056)         (9,055)        (3,063)
      Inventories...........................................    (45,848)        (63,830)       (19,250)
      Prepaid expenses and other current assets.............       (200)         (4,057)        (5,316)
      Accounts payable......................................      7,925         (13,732)       (25,707)
      Accrued payroll, accrued expenses and other current          (947)         (1,760)        29,120
         liabilities........................................
    Other operating activities..............................     (6,753)          3,520          6,169
                                                               --------       ---------      ---------
    Net cash provided by (used in) operating activities.....      3,403         (62,703)       (33,836)
                                                               --------       ---------      ---------
Cash flows used in investing activities:
  Capital expenditures......................................    (37,846)        (20,132)        (6,317)
  Expenditures for assets held for sale.....................    (19,144)        (12,335)       (19,023)
  Proceeds from sale of property and equipment and assets        21,650          10,966         14,667
    held for sale...........................................
  Due to affiliate..........................................     (1,000)             --         (4,530)
  Store acquisitions........................................       (892)        (34,504)            --
  Other investing activities................................       (292)           (722)           (13)
                                                               --------       ---------      ---------
Net cash used in investing activities.......................    (37,524)        (56,727)       (15,216)
                                                               --------       ---------      ---------
Cash flows provided by financing activities:
  Borrowings under Senior Credit Facility...................    126,000         325,550        805,242
  Payments under Senior Credit Facility.....................    (87,065)       (223,500)      (763,304)
  Issuance of common stock in initial public offering,......    172,482              --             --
  Underwriter's discount and other IPO costs................    (13,859)             --             --
  Premiums paid upon early retirement of debt...............     (4,875)             --             --
  Retirement of 11% Senior Subordinated Notes...............    (43,750)             --             --
  Retirement of 12% Subordinated Notes......................    (50,000)             --             --
  Payment of Senior Credit Facility with public offering        (53,825)             --             --
    proceeds................................................
  Issuance of 11% Senior Subordinated Notes.................         --              --        125,000
  Issuance of 12% Subordinated Notes........................         --              --         50,000
  Payments on capital lease obligations.....................     (8,634)         (7,478)        (5,888)
  Redemption of Class F stock...............................         --              --       (238,468)
  Issuance of Class E stock.................................         --              --        100,882
  Issuance of Class B stock.................................         --          21,714             --
  Recovery of stockholder receivable........................        150           5,966             --
  Note issuance costs.......................................         --              --        (18,632)
  Exercise of options.......................................        367              --             --
  Other financing activities................................       (232)         (3,193)        (4,921)
                                                               --------       ---------      ---------
    Net cash provided by financing activities...............     36,759         119,059         49,911
                                                               --------       ---------      ---------
    Net increase (decrease) in cash and cash equivalents....      2,638            (371)           859
Cash and cash equivalents, beginning of period..............      4,852           5,223          4,364
                                                               --------       ---------      ---------
Cash and cash equivalents, end of period....................   $  7,490       $   4,852      $   5,223
                                                               ========       =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     CSK Auto Corporation is a holding company. At January 31, 1999, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary ("Auto"). On a consolidated basis, CSK Auto Corporation and subsidiary are referred to herein as "the Company."

     CSK Auto, Inc. is a specialty retailer of automotive aftermarket parts and accessories. At January 31, 1999, the Company operated 807 stores in 13 Western states as a fully integrated company under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern and Rocky Mountain states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CSK Auto Corporation, Auto and Auto's wholly-owned subsidiaries, Schuck's Distribution Co. and Kragen Auto Supply Co., for all years presented. In addition, the accounts of TRK Socal, Inc. (the former Trak West stores) are included in the accompanying financial statements from December 9, 1997, the date of acquisition (see Note 3). All intercompany accounts and transactions are eliminated in consolidation. On April 8, 1998, Schuck's Distribution Co., Kragen Auto Supply Co. and TRK Socal, Inc. were merged into Auto.

  FISCAL YEAR

     The Company's fiscal year end is on the Sunday nearest to January 31 of the following calendar year. The fiscal years ended January 31, 1999 ("fiscal 1998") and February 1, 1998 ("fiscal 1997") each consisted of 52 weeks, while the fiscal year ended February 2, 1997 ("fiscal 1996") consisted of 53 weeks.

  CASH EQUIVALENTS

     Cash equivalents consist primarily of certificates of deposit with maturities of three months or less when purchased.

  RECEIVABLES

     Receivables are primarily comprised of amounts due from vendors for rebates or allowances and from commercial sales customers.

  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. As of January 31, 1999, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk.

     The Company does not hold collateral to secure payment of its trade accounts receivable. However, management performs ongoing credit evaluations of its customers' financial condition and provides an allowance for estimated potential losses. Exposure to credit loss is limited to the carrying amount.

  INVENTORIES AND COST OF SALES

     Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out method. Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. The Company recognizes vendor rebates, discounts and allowances based on the terms of the underlying

                      CSK AUTO CORPORATION AND SUBSIDIARY
agreements. Such amounts may be amortized over the life of the applicable agreements or recognized as inventory is sold. Certain operating and administrative costs associated with purchasing and handling of inventory are capitalized in inventories. The amounts of such costs included in inventories as of January 31, 1999 and February 1, 1998 were approximately $17.9 million and $15.9 million, respectively. The replacement cost of inventories approximated $356.7 million and $316.2 million at January 31, 1999 and February 1, 1998, respectively.

  PROPERTY AND EQUIPMENT

     Property, equipment and purchased software are recorded at cost. Depreciation and amortization are computed for financial reporting purposes utilizing primarily the straight-line method over the estimated useful lives of the related assets, which range from 5 to 25 years, or for leasehold improvements and property under capital lease, the base lease term or estimated useful life, if shorter. Maintenance and repairs are charged to earnings when incurred.

  STORE PREOPENING COSTS

     Store preopening costs, consisting primarily of incremental labor, supplies and occupancy costs directly related to the opening of specific stores, are capitalized as prepaid expenses and other current assets and expensed during the month in which the store is opened. In keeping with the recommendations of Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities" we will change this policy in fiscal 1999 and expense these costs as incurred. Upon adoption, we will expense approximately $1.2 million of preopening expenses deferred as of January 31, 1999. This will be reflected in the consolidated statement of operations as the cumulative effect of a change in accounting principle.

  INTERNAL SOFTWARE DEVELOPMENT COSTS

     Internal software development costs, consisting primarily of incremental internal labor costs and benefits, are expensed as incurred. Total amounts charged to operations for fiscal years 1998, 1997 and 1996 were approximately $1.6 million, $1.3 million and $1.5 million, respectively. In keeping with the recommendations of SOP 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," we will change this policy in fiscal 1999 and begin to capitalize certain internal software development costs and amortize them over the life of the related software, as provided for in the SOP.

  LEASEHOLD INTERESTS

     Leasehold interests represent the discounted net present value of the excess of the fair rental value over the respective contractual rent of facilities under operating leases acquired in business combinations. Amortization expense is computed on a straight-line basis over the respective lease terms. Accumulated amortization totaled $16.2 million at January 31, 1999 and February 1, 1998, respectively.

  STORE CLOSING COSTS

     The Company provides an allowance for estimated costs and losses to be incurred in connection with store closures and losses on the disposal of store-related assets, which is net of anticipated sublease income. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. See Note 12.

  ADVERTISING

     The Company expenses all advertising costs as such costs are incurred. Amounts due under vendor cooperative advertising agreements are recorded as receivables until their collection. Advertising expense for

                      CSK AUTO CORPORATION AND SUBSIDIARY
fiscal 1998, 1997 and 1996 totaled approximately $21.9 million, $23.7 million and $21.8 million, net of vendor funded cooperative advertising, respectively.

  ASSETS HELD FOR SALE

     Assets held for sale consist of newly acquired land, buildings and store fixtures owned by the Company which the Company intends in the next twelve months to sell to and lease back from third parties under lease arrangements.

  LONG-LIVED ASSETS

     The Company evaluates the carrying value of long-lived assets on a quarterly basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized.

  INCOME TAXES

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts ("temporary differences") at each year end based on enacted tax laws and statutory rates applicable to the period in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities.

  STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations thereof. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 9.

  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supercedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is calculated similarly to fully diluted EPS pursuant to APB 15, with some modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128 in fiscal 1997 and has restated all prior period EPS data presented within these financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

     Calculation of shares used in computing per share amounts is summarized as follows:

                                                               FISCAL YEAR ENDED
                                                    ---------------------------------------
                                                    JANUARY 31,   FEBRUARY 1,   FEBRUARY 2,
                                                       1999          1998          1997
                                                    -----------   -----------   -----------
Common stock outstanding:
  Beginning of period.............................  19,113,388    17,105,000     8,723,550
                                                    ==========    ==========    ==========
  End of period...................................  27,768,832    19,113,388    17,105,000
                                                    ==========    ==========    ==========
  Issued or acquired during period................   8,655,444     2,008,388     8,381,450
                                                    ==========    ==========    ==========
Weighted average number of shares (basic).........  26,722,322    17,400,214    10,818,913
Effects of dilutive securities....................     917,777       611,452            --
                                                    ----------    ----------    ----------
Weighted average number of shares (diluted).......  27,640,099    18,011,666    10,818,913
                                                    ==========    ==========    ==========

     Shares issuable under employee stock options are excluded from the shares used in computing diluted per share amounts for fiscal 1996 because their effect is anti-dilutive.

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

  NEW ACCOUNTING STANDARDS

     During fiscal 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which had no effect on the Company's financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for the way that public companies report selected information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 had no effect on the financial statements since the Company operates in a single segment.

     In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement was adopted during fiscal 1998 and only required certain disclosures in the Company's financial statements. The adoption did not have any effect on the Company's financial position or results of operations.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The SOP defines the characteristics of internal-use computer, software criteria for capitalization, and financial statement disclosure requirements. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The

                      CSK AUTO CORPORATION AND SUBSIDIARY

Company will adopt SOP 98-1 in the first quarter of fiscal 1999 and does not expect that such adoption will have a material effect on the Company's financial position or results of operations.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Start-up Activities." The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, or commencing some new operation. The SOP requires that the costs of start-up activities be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company's current accounting policy with respect to the cost of start-up activities (store preopening expenses) is to defer such costs for the approximately three month period of time that it takes to develop a new store facility and to expense such costs during the month that the new store opens. The Company will adopt SOP 98-5 in the first quarter of fiscal 1999, which will require the Company to change its current accounting policy to expense start-up costs as incurred. Upon adoption, the Company will expense approximately $1.2 million, which will be reflected in the consolidated statement of operations as the cumulative effect of a change in accounting principle.

NOTE 2 -- 1996 RECAPITALIZATION

     In October 1996, certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other investors (collectively with Investcorp, the "Investcorp Group") acquired a 51% common equity interest in the Company for $105.0 million in cash from the Carmel Trust ("Carmel"), which previously had held 100% of the common equity interests in the Company. A corporation in which an affiliate of Investcorp held a minority interest also purchased $40.0 million in aggregate principal amount of the Company's 12% Subordinated Notes for $40.0 million in cash, and the Company in turn purchased $40.0 million of preferred stock of Auto. Transatlantic Finance, Ltd., an affiliate of Carmel ("Transatlantic," and with Carmel, the "Carmel Group") purchased $10.0 million in aggregate principal amount of the Company's 12% Subordinated Notes, and the Company in turn purchased $10.0 million of preferred stock of Auto. Auto then borrowed $100.0 million under the Senior Credit Facility, which together with the net proceeds from the sale of $125.0 million of Auto's 11% Senior Subordinated Notes due 2006 and the net proceeds from the sale by Auto to the Company of $50.0 million of preferred stock, following a dividend to the Company by Auto, was used to redeem the stock of the Company held by Carmel for $238.5 million. Carmel then purchased from the Company for $100.9 million a 49% common equity interest in the Company. Auto then repaid amounts outstanding under a then existing credit agreement, which was terminated, and paid $9.9 million to members of management pursuant to previously existing equity participation agreements and incurred additional expenses of $22.7 million related to the foregoing. The foregoing transactions are referred to individually and collectively as the "1996 Recapitalization." Following the 1996 Recapitalization, the Investcorp Group owned a 51% common equity interest in the Company, a corporation in which an affiliate of Investcorp held a minority interest owned $40.0 million in aggregate principal amount of the Company's 12% Subordinated Notes, Carmel owned a 49% common equity interest in the Company, Transatlantic owned $10.0 million in aggregate principal amount of the Company's 12% Subordinated Notes and the Company owned 100% of the common equity and $50.0 million of preferred stock of Auto.

     Prior to the 1996 Recapitalization, the Company had entered into incentive compensation agreements with certain of its executives pursuant to which they would be compensated in a sale of the Company's equity securities as if they owned specified percentages of the Company's outstanding common stock. Pursuant to these agreements, three former and four current executive officers received certain payments in connection with the 1996 Recapitalization based upon the consideration they would have been entitled to if they had owned an aggregate of 6.4% of the Company's common stock and had sold all of such common stock in connection with the 1996 Recapitalization at the price per share paid for such shares in the 1996 Recapitalization. Upon closing of the 1996 Recapitalization, the Company became obligated to pay

                      CSK AUTO CORPORATION AND SUBSIDIARY
approximately $19.9 million under these equity participation agreements. The Company expensed this full amount plus a provision for estimated payroll taxes thereon during the fourth quarter of fiscal 1996 when the 1996 Recapitalization was consummated and paid $9.9 million (approximately 50% of the total obligation) with proceeds from the 1996 Recapitalization. The Company paid the remaining balance in November 1997 and Carmel reimbursed the Company for approximately 60% (the estimated after-tax cost to the Company) of the amount of such final payment. Such reimbursement was recorded as a "Stockholder Receivable" and as "Additional Paid-in Capital."

     In addition, the Company incurred legal, accounting, consulting, bridge loan commitment and other 1996 Recapitalization fees and expenses of approximately $12.5 million.

     The sources and uses of cash in the 1996 Recapitalization which transpired on October 30, 1996 were as follows (in thousands):

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
                                                              --------
                                                              $375,882
                                                              ========

NOTE 3 -- TRAK WEST ACQUISITION

     On December 8, 1997, the Company acquired a newly formed subsidiary ("Trak West") of Trak Auto Corporation ("Trak Auto"). Upon its formation, Trak Auto contributed to Trak West the fixtures and equipment, merchandise inventories and store leases of 82 specific store sites in Southern California, together with the merchandise inventory of the Ontario, California distribution center operated by Trak Auto. After this contribution, Trak West had no liabilities and owned no other assets than those previously described.

     The Company acquired Trak West for a total cost of approximately $34.5 million and financed its acquisition with a $22.0 million equity investment by affiliates of the Company's existing stockholders and borrowings under the Senior Credit Facility. In connection therewith, an affiliate of Investcorp was paid a $1.0 million placement fee. In connection with the negotiation of the Trak West acquisition, TG Investments, Ltd., an affiliate of Carmel, was paid a $1.0 million consulting fee.

     The Trak West acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from December 9, 1997, the first day of operations subsequent to the acquisition, and were not material to the Company's consolidated results of operations for fiscal 1997.

                      CSK AUTO CORPORATION AND SUBSIDIARY

     The purchase price was allocated based upon the fair market values of assets acquired at December 8, 1997 as follows (in thousands):

Inventories................................................  $35,322
Closed store reserves......................................     (625)
Benefits costs.............................................     (193)
                                                             -------
          Total............................................  $34,504
                                                             =======

     No goodwill was recorded in connection with this acquisition.

     The Company incurred $3.1 million and $3.4 million of one-time transition and integration expenses during fiscal 1998 and fiscal 1997, respectively, associated with the Trak West acquisition. Such expenses included the costs of employee training, remerchandising and grand opening advertising for the former Trak West stores.

NOTE 4 -- TRANSACTIONS AND RELATIONSHIPS WITH RELATED PARTIES

     During fiscal 1996, the Company received approximately $18.5 million of proceeds from the sale of realty and fixtures to an affiliate at amounts that equaled the Company's cost, which approximated fair market value. The related assets were subsequently leased back by the Company under operating lease arrangements. No such transactions occurred during fiscal 1998 and 1997.

     In October 1989, the Company entered into a nine-year lease (the "Initial Lease") for its corporate headquarters in Phoenix, Arizona, with an unaffiliated landlord. The lease relates to approximately 78,577 square feet and provides for a current base rent of approximately $1.49 million per year. During January 1994, Missouri Falls Holdings Corp., an affiliate of Carmel, acquired an interest in a partnership ("Missouri Falls Partners") which acquired the building and assumed the lease between the Company and the former landlord. In April 1995, the Company assumed a lease (the "Subsequent Lease") between a former tenant and Missouri Falls Partners for approximately 11,683 square feet of additional office space at a current lease rent of $221,510 per year. In connection with the 1996 Recapitalization, both the Initial Lease and the Subsequent Lease were extended through October 2006. Additionally, the Company rents approximately 5,754 square feet of additional space at these premises for an annual rental of $106,449 under three separate lease documents with expiration dates of February and March 2000, respectively. The Company also leases from MFP Holdings, LLC, an affiliate of Carmel, a parking lot adjacent to its corporate headquarters for an annual rental of $62,506 under a separate lease document with an expiration date of October 2006.

     The Company paid Transatlantic, in April of 1998, the sum of $1.0 million on account of fees for past financings.

     In connection with the 1996 Recapitalization, $40.0 million of the Company's 12% Senior Subordinated Notes were acquired by a designee of the Investcorp Group, Southwest Finance Limited ("Southwest Finance"), a company in which an affiliate of Investcorp holds a minority interest. In connection with the purchase of the 12% Subordinated Notes, Southwest Finance Limited received a fee of $4.0 million. In addition, Transatlantic acquired $10.0 million of the 12% Subordinated Notes. Also, in connection with the 1996 Recapitalization, Invifin S.A., an affiliate of Investcorp ("Invifin"), received a fee of $1.575 million for providing a standby commitment to fund the amount of the Senior Credit Facility and the Company paid Investcorp International Inc. ("International") advisory fees of $1.275 million. The Company also paid $3.15 million to International for arranging the Senior Credit Facility.

     In addition, in connection with the 1996 Recapitalization, the Company entered into a five-year agreement for management advisory and consulting services (the "Management Agreement") with International pursuant to which the Company paid International at the closing of the 1996 Recapitalization

                      CSK AUTO CORPORATION AND SUBSIDIARY

$5.0 million for the entire term of the Management Agreement in accordance with its terms. The Management Agreement was terminated in connection with the completion of an initial public offering of the common stock of the Company, as more fully described in Note 8. In connection with the termination of the agreement, the Company recognized a charge to earnings of approximately $3.6 million during the first quarter of fiscal 1998, which represented the unamortized balance of the prepaid advisory fees.

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following (in thousands):

                                      JANUARY 31,    FEBRUARY 1,
                                         1999           1998           ESTIMATED USEFUL LIFE
                                      -----------    -----------    ---------------------------
Land................................   $    817       $    921
Buildings...........................        935          1,155      25 years
Leasehold improvements..............     58,625         47,136      15 years or life of lease
Furniture, fixtures and equipment...     82,484         70,150      10 years
Property under capital leases.......     47,566         45,013      5-15 years or life of lease
Purchased software..................      7,685          5,720      5 years
                                       --------       --------
                                        198,112        170,095
Less: accumulated depreciation and
  amortization......................    (93,075)       (84,155)
                                       --------       --------
Property and equipment, net.........   $105,037       $ 85,940
                                       ========       ========

     Accumulated amortization of property under capital leases totaled $22.7 million and $22.3 million at January 31, 1999 and February 1, 1998, respectively.

NOTE 6 -- LONG TERM DEBT

  SENIOR CREDIT FACILITY

     Borrowings under the Senior Credit Facility of Auto are as follows (in thousands):

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1999           1998
                                                              -----------    -----------
Term Loan, variable interest rates, average rate 7.7% and
  8.7%, for fiscal 1998 and 1997, respectively, semi-annual
  installments payable each June 30 and December 31, final
  installment is due October 31, 2003.......................   $146,160       $175,000
Revolving Credit Commitment, variable interest rates,
  average rate 7.4% and 8.2%, for fiscal 1998 and 1997,
  respectively, $125.0 million maximum capacity at January
  31, 1999, $45.4 million undrawn availability at January
  31, 1999..................................................     79,000         65,050
                                                               --------       --------
          Total.............................................    225,160        240,050
Less: current maturities....................................        840          1,000
                                                               --------       --------
                                                               $224,320       $239,050
                                                               ========       ========

     On December 8, 1997, in connection with the consummation of the Trak West acquisition, Auto amended and restated its Senior Credit Facility to provide maximum borrowings of $300.0 million, subject to the limitations on the incurrence of indebtedness under the indenture for Auto's 11% Senior Subordinated Notes. As amended and restated, the Senior Credit Facility provides for a $175.0 million term loan and a revolving credit facility with maximum borrowings of $125.0 million. In addition to increasing the term loan

                      CSK AUTO CORPORATION AND SUBSIDIARY
and revolving credit facility availability by $75.5 million and $25.0 million, respectively, the amendment and restatement primarily provided for: (i) an initial reduction in the interest rate for the term loan and the revolving credit facility and the introduction of a pricing grid which periodically permits adjustment based upon Auto's degree of leverage; (ii) the elimination of the previous borrowing base restrictions on revolving credit borrowings; (iii) capital expenditure "baskets" for the Trak West acquisition and for up to $50.0 million of other acquisitions subject to pro forma compliance with financial covenants; and (iv) a $50.0 million revolving capital expenditure "basket" of funds that can be used by Auto to finance store purchase and development activities. The term loan portion of the Senior Credit Facility matures on October 31, 2003 and the revolving credit portion matures on October 31, 2001.

     The Company recognized an extraordinary charge of $5.1 million ($3.0 million net of income taxes) in the fourth quarter of fiscal 1997 to reflect the write-off of certain deferred financing costs associated with the early extinguishment of the original Senior Credit Facility.

     Borrowings under the Senior Credit Facility are collateralized by a first priority security interest in substantially all of the personal property of Auto, subject to certain permitted liens. The Company also issued a guarantee of such borrowings under the Senior Credit Facility, which guarantee is collateralized by a pledge by the Company of all issued and outstanding capital stock of Auto. In addition, the revolving credit portion allows for the issuance of letters of credit that reduce revolver availability. At January 31, 1999, $0.6 million in letter of credits were outstanding. There were no letters of credit outstanding as of February 1, 1998.

     The Senior Credit Facility prohibits, with certain limited exceptions, the optional or mandatory prepayment or other defeasance of Auto's 11% Senior Subordinated Notes. The Senior Credit Facility further requires that, under certain circumstances, Auto make prepayments of the term loan outstanding thereunder with (i) 50% of any Excess Cash Flow (as defined therein) and (ii) 50% of the Net Proceeds (as defined therein) from certain offerings of the Company's voting stock. In addition, a "change of control" allows the lenders to accelerate the loans. A change of control occurs whenever anyone acquires the power to vote at least 30% of the common stock, on a fully diluted basis (as defined), and holds a greater percentage of shares of common stock than the Investcorp Group. A change of control also occurs if a majority of the Board of Directors ceases to be composed of Investcorp Group nominees.

     Commitment fees on available funds under the Revolving Credit Commitment are payable quarterly in arrears on the average daily-unused amount of the total commitment at the rate of 3/8 of 1% per annum. Commitment fees totaling $295,000 and $194,000 were incurred in fiscal 1998 and 1997, respectively.

     The terms of the Senior Credit Facility include restrictions on investments, capital expenditures, dividends and certain other payments and require the Company to meet certain financial covenants. The Company believes it was in compliance with all such covenants at January 31, 1999.

  11% SENIOR SUBORDINATED NOTES DUE 2006

     On October 30, 1996, Auto issued and sold in a private placement $125.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the "Old 11% Notes") pursuant to an indenture, between Auto and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee. On March 13, 1997, Auto offered to exchange up to all outstanding Old 11% Notes for a like principal amount of its 11% Series A Senior Subordinated Notes due 2006 (the "11% Senior Subordinated Notes") issued pursuant to the Indenture in a transaction registered under the Securities Act of 1933, as amended. Auto consummated the exchange offer on June 18, 1997, with all of the Old 11% Notes being exchanged for the 11% Senior Subordinated Notes.

     The indenture potentially restricts Auto from making additional borrowings under its Revolving Credit Commitment that, when added to the aggregate amount of outstanding borrowings under the Senior Credit Facility (including term loans), exceed $200.0 million. This restriction does not apply if the new borrowings

                      CSK AUTO CORPORATION AND SUBSIDIARY
are of a type specifically permitted by the indenture, or, if after giving pro forma effect to such new borrowings the ratio of Auto's consolidated EBITDA to fixed charges (as such terms are defined in the indenture) exceeds 2.25 to 1. Accordingly, the Company has been able to exceed the potential restriction and does not anticipate that it will limit access to further borrowings under the Senior Credit Facility.

     The indenture also provides that upon a "change of control," as defined therein, each holder of 11% Senior Subordinated Notes will have the right to require Auto to repurchase all or any part of such holder's notes at a purchase price in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase.

     The 11% Senior Subordinated Notes bear interest at 11% per year, payable semiannually in arrears on each May 1 and November 1, and mature on November 1, 2006. The 11% Senior Subordinated Notes are general, unsecured senior subordinated obligations. The 11% Senior Subordinated Notes were guaranteed fully, unconditionally and jointly and severally by all of Auto's subsidiaries and will be similarly guaranteed by any future United States subsidiaries of Auto, on a senior subordinated basis. On April 8, 1998, Auto's subsidiaries were merged into Auto.

     On and after November 1, 2001, the 11% Senior Subordinated Notes will be redeemable, at the option of Auto, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices set forth below (expressed in percentages of principal amount), plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

                                                            REDEMPTION
PERIOD                                                        PRICE
------                                                      ----------
2001......................................................   105.500%
2002......................................................   103.667%
2003......................................................   101.833%
2004 and thereafter.......................................   100.000%

     In April 1998, 35% of the aggregate principal amount of the 11% Senior Subordinated Notes was redeemed at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest thereon, to the redemption date, with the net proceeds of an initial public offering of Common Stock. See
Note 8.

  12% SUBORDINATED NOTES DUE 2008

     On October 30, 1996, the Company issued and sold in a private placement $10.0 million aggregate principal amount of 12% Subordinated Series A Notes due 2008 (the "Series A Notes") pursuant to an Indenture between the Company and Transatlantic Finance, Ltd., as Trustee, and $40.0 million aggregate principal amount of 12% Subordinated Series B Notes due 2008 (the "Series B Notes," and together with the Series A Notes, the "12% Subordinated Notes") pursuant to an Indenture between the Company and AIBC, N.V., as Trustee. The terms of the Series A Notes and the Series B Notes are identical. These notes were retired, in full, with proceeds of the Company's March 1998 initial public offering of common stock.

                      CSK AUTO CORPORATION AND SUBSIDIARY

     Included in other assets are the following charges associated with the 1996 Recapitalization which have been deferred and are being amortized over the life of the related debt instrument (in thousands):

                                                        JANUARY 31,    FEBRUARY 1,
                                                           1999           1998
                                                        -----------    -----------
11% Senior Subordinated Notes.........................    $5,341         $ 7,711
12% Subordinated Notes................................        --           4,000
Senior Credit Facility................................     1,293           1,418
Accumulated amortization..............................    (1,781)         (1,222)
                                                          ------         -------
          Total.......................................    $4,853         $11,907
                                                          ======         =======

     At January 31, 1999, the estimated maturities of long term debt were (in thousands):

FISCAL YEAR
-----------
1999......................................................  $    840
2000......................................................       840
2001......................................................   117,640
2002......................................................    52,920
2003......................................................    52,920
Thereafter................................................    81,250
                                                            --------
                                                            $306,410
                                                            ========

     As more fully described in Note 8, the Company completed an initial public offering of its common stock in March 1998. Net proceeds from the offering were used to reduce outstanding debt of the Company, as follows (in millions):

12% Subordinated Notes......................................  $ 50.0
11% Senior Subordinated Notes...............................    43.8
Senior Credit Facility......................................    53.8
Premiums on retirement......................................     4.9
Accrued interest............................................     6.6
                                                              ------
                                                              $159.1
                                                              ======

     Upon the consummation of the offering, the Company recorded an extraordinary loss of approximately $6.8 million, net of taxes. Such extraordinary loss consisted primarily of the premiums paid in connection with the redemption of indebtedness and the write-off of a portion of deferred debt issuance costs.

NOTE 7 -- LEASES

     The Company leases its office and warehouse facilities, all but six of its retail stores, and a majority of its equipment. Generally, store leases provide for minimum rentals and the payment of utilities, maintenance, insurance and taxes. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. The majority of lease agreements are for base lease periods ranging from 15 to 20 years, with three to five renewal options of five years each.

     On November 18, 1997, the Company reached an agreement with an unrelated third party for the establishment of a $125.0 million operating lease facility for the acquisition and development of approximately 100 to 125 new stores over the period from February 1, 1998 through May 31, 1999. As of January 31, 1999, approximately $35.8 million of this $125.0 million leasing facility had been committed.

                      CSK AUTO CORPORATION AND SUBSIDIARY

     Operating lease rental expense is as follows (in thousands):

                                                                 FISCAL YEAR
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Minimum rentals.......................................  $75,689    $57,900    $51,214
Contingent rentals....................................    1,088      1,251      1,455
Sublease rentals......................................   (5,089)    (4,629)    (4,763)
                                                        -------    -------    -------
                                                        $71,688    $54,522    $47,906
                                                        =======    =======    =======

     Future minimum lease obligations under non-cancelable leases at January 31, 1999 are as follows (in thousands):

                                                              OPERATING    CAPITAL
FOR FISCAL YEARS                                               LEASES      LEASES
----------------                                              ---------    -------
1999........................................................  $ 73,477     $11,597
2000........................................................    69,096       7,213
2001........................................................    65,278       6,514
2002........................................................    63,126       5,275
2003........................................................    52,018       2,280
Thereafter..................................................   313,088       1,106
                                                              --------     -------
                                                              $636,083      33,985
Less: amounts representing interest.........................                (7,102)
                                                                           -------
Present value of obligations................................                26,883
Less: current portion.......................................                (8,749)
                                                                           -------
Long term obligation........................................               $18,134
                                                                           =======

     The above amounts include future minimum lease obligations under operating leases with affiliates totaling $15.7 million at January 31, 1999. Operating lease rental expense under leases with affiliates totaled $3.2 million for the year ended January 31, 1999, $2.4 million for the year ended February 1, 1998, and $3.2 million for the year ended February 2, 1997.

     Future minimum sublease rental income under non-cancelable subleases for fiscal 1999, 2000, 2001, 2002, 2003 and thereafter is approximately $5.2 million, $4.7 million, $4.4 million, $4.2 million, $3.5 million and $11.3 million, respectively.

NOTE 8 -- CAPITAL STOCK AND INITIAL PUBLIC OFFERING

     In connection with the 1996 Recapitalization, the Company completed a recapitalization of its common stock. All 100 shares of common stock outstanding at the date of the recapitalization were converted into 8,723,550 shares of Class A, Class C, Class D and Class F capital stock. All of the Class F stock (consisting of 100 shares) was then redeemed at an aggregate redemption price of approximately $238.5 million. Concurrently therewith, the Company issued 8,381,450 shares of Class E stock to Carmel at an issue price of $100.9 million. See Note 2.

     In December 1997, the Company sold 180,600 shares of its Class B stock to certain executives of the Company. See Note 9. Also in December 1997, in connection with the acquisition of Trak West, the Company sold 1,827,788 shares of stock to affiliates of the Company's existing stockholders. See Note 3.

                      CSK AUTO CORPORATION AND SUBSIDIARY

     On March 17, 1998, the Company completed an initial public offering (the "IPO") of approximately 8.6 million shares of its common stock, generating proceeds of approximately $159.1 million, net of offering expenses. The offering proceeds were used to retire the Company's 12% Subordinated Notes and other indebtedness as more fully described in Note 6. Upon retirement of the 12% Subordinated Notes, all of the outstanding preferred stock of Auto was cancelled.

     In connection with the IPO, the Company's Board of Directors and stockholders approved a 17.105 to 1 stock split effected in the form of a stock dividend. Accordingly, all share and option information contained herein has been adjusted to give retroactive effect to such stock split. In addition, under the terms of the Company's restated Certificate of Incorporation in effect at the time of the IPO, each share of each class of issued and outstanding capital stock of the Company automatically converted to common stock upon the consummation of the IPO on March 17, 1998.

     The Company's capital stock, as adjusted for the stock split discussed above, consists of the following:

                                                                   SHARES ISSUED AND OUTSTANDING
                                                             -----------------------------------------
                                               SHARES        JANUARY 31,    FEBRUARY 1,    FEBRUARY 2,
TYPE OF STOCK                               AUTHORIZED(1)       1999           1998           1997
-------------                               -------------    -----------    -----------    -----------
Class A, $.01 par value...................           --              --      7,318,135      7,318,135
Class B, $.01 par value...................           --              --        180,600             --
Class C, $.01 par value...................           --              --      2,252,061      1,319,890
Class D, $.01 par value...................           --              --         85,525         85,525
Class E, $.01 par value...................           --              --      9,277,067      8,381,450
Class F, $.01 par value...................           --              --             --             --
Common stock, $.01 par value..............   50,000,000      27,768,832             --             --
                                             ----------      ----------     ----------     ----------
                                             50,000,000      27,768,832     19,113,388     17,105,000
                                             ==========      ==========     ==========     ==========

---------------
(1) In March 1998, the Company amended its Certificate of Incorporation to eliminate all classes of stock other than common stock and increase the total common stock authorization to 50 million shares.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     The Company provides various health, welfare and disability benefits to its full-time employees which are funded primarily by Company contributions. The Company does not provide post-employment or post-retirement health care or life insurance benefits to its employees.

  RETIREMENT PROGRAM

     The Company sponsors a 401(k) plan which is available to all employees of the Company who have completed one year of continuous service. Effective October 1, 1997, the Company matches from 40% to 60% of employee contributions in 10% increments, based on years of service with the Company, up to 4% of the participant's base salary. Prior to October 1, 1997, the Company matched 20% of employee contributions, up to 6% of the participant's base salary, without regard to years of service. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company's matching contributions totaled $1,258,500, $394,500 and $288,000 for fiscal years 1998, 1997 and 1996, respectively.

  1996 STOCK OPTION PLANS

     On October 30, 1996, the Company awarded options to purchase shares of common stock under its Associate Stock Option Plan (the "Associate Plan") and its Executive Stock Option Plan (the "Executive Plan" and together with the Associate Plan, the "Plans") in order to provide incentives to store managers and

                      CSK AUTO CORPORATION AND SUBSIDIARY
salaried corporate and warehouse employees of the Company. In October 1996 and February 1997, the Company's Board of Directors approved the Associate Plan and the Executive Plan, respectively.

     The Plans may be administered by a committee of the Board of Directors of the Company, which would have broad authority in administering and interpreting the Plans, or, if a committee has not been appointed, by the entire Board of Directors. The Plans provide that, at such time as the Company has a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the committee (if appointed) must consist entirely of "Non-Employee Directors" (as defined in Rule 16b-3 under the Exchange Act). A committee has not yet been appointed to administer the Plans.

     Options to purchase up to an aggregate of 1,026,300 and 684,200 shares of common stock may be granted under the Associate Plan and the Executive Plan, respectively. Options granted under the Plans may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. In the event of a sale of more than 80% of the outstanding shares of capital stock of the Company or 80% of its assets, as defined, all options under the plan are vested. All options expire on the seventh anniversary of the date of grant (or, under certain circumstances, 30 days later).

     As a result of the IPO, each option granted under the Plans will become exercisable upon vesting. Options granted under the Associate Plan vest in three equal installments on the second, third and fourth anniversaries of the date of their grant, assuming the associate's employment continues during this period ("Four Year Vesting"). Options granted under the Executive Plan are subject to the Four Year Vesting as to 84% of such options and performance vesting (over the same four years) as to the remaining 16%. The performance vesting criteria is based upon achieving specified operating results. Partial vesting of options subject to performance vesting occurs if the Company achieves less than 95% of the specified operating results. Any portion of options granted under the Executive Plan which are subject to performance vesting and which do not vest during the four years will automatically vest 90 days prior to the end of the option's term. If the specified operating results are exceeded for any year by at least 10%, the executive will receive options for up to an additional 5% (20% on a cumulative basis) of his or her original option grant. Based on 1998 results, an additional 8,713 options will be granted in April 1999.

     As of January 31, 1999, the Company has granted options to purchase 796,416 shares under the Associate Plan and 390,908 shares under the Executive Plan, net of cancellations and exercises. Except for 96,062 options granted under the Executive Plan (see "Employment Agreements" below), the exercise prices represent the fair market value at the date of grant based upon the price paid for such shares in the 1996 Recapitalization and other valuation analyses performed by the Company, or actual market prices as determined by trades reported by the New York Stock Exchange subsequent to the IPO, as applicable.

  DIRECTORS STOCK PLAN

     Directors who are currently associated with the Investcorp Group or the Carmel Group do not currently receive any compensation for serving as directors. In June 1998, the Company's Board of Directors adopted a non-employee director compensation plan, subject to shareholder approval. The plan provides for an aggregate of up to 50,000 shares in the form of restricted stock grants or stock options. The Board of Directors has adopted a policy which provides each non-employee director with an annual stipend of $25,000, of which at least $10,000 must be paid in the form of restricted stock grants.

  EMPLOYMENT AGREEMENTS

     Auto has entered into employment agreements with the Chairman and the President pursuant to which they are paid fixed base salaries and are eligible for bonuses based upon earnings per share. The agreements do not contain stated termination dates, but rather are terminable at will by either party. If Auto were to

                      CSK AUTO CORPORATION AND SUBSIDIARY
terminate the employment of the Chairman and President without cause, or if they terminate their employment for good reason, Auto has agreed to pay to the Chairman his base salary and performance bonus for a period of 24 months and to the President his base salary for one year. The Chairman also received a loan of $550,000 from the Company, bearing interest at 4.535% and due in 1999.

     In connection with the commencement of his employment, the Company agreed to pay the Chairman $1.0 million which, in turn, was used by the Chairman to purchase 83,079 shares of common stock from a member of the Investcorp Group, reflecting a share value of $12.04, the fair market value at the date of the agreement, based on the price paid for such shares in the 1996 Recapitalization. The Company also loaned the Chairman approximately $440,000 to pay the income tax consequences of the award. The loan bears interest at the rate applicable to borrowings under the Revolving Credit Commitment. This loan was paid in full in December 1998.

     In connection with the execution of his employment agreement, the Company's Chairman received an option for 401,967 shares of common stock, exercisable at $12.04 per share. As of January 31, 1999, this option vested to the extent of 100,491 shares. As a result of vesting acceleration triggered by the IPO, this option will generally vest and become exercisable in March 2000, subject to earlier vesting based upon the achievement of certain EBITDA targets and the occurrence of other specified events. In connection with the Trak West acquisition, the Company's Chairman received an option for 39,940 shares of common stock, exercisable at $12.04 per share, effective as of February 1, 1998. This option will vest and become exercisable in four equal annual installments beginning in April 1999. In connection with the issuance of these options, the Company will recognize a charge to earnings of approximately $0.2 million over the vesting period for the difference between the exercise price and the fair market value of the common stock at the date of grant. In connection with the IPO, the Company's Chairman received an option for 216,634 shares of common stock, exercisable at $20.00 per share, the fair market value at the date of grant based on the IPO. This option will vest and become exercisable in three equal annual installments beginning in April 2000.

     In connection with the execution of his employment agreement, the Company's President received an option for 299,337 shares of common stock, exercisable at $12.04 per share. This option has both vested and become exercisable to the extent of 106,905 shares. As a result of vesting acceleration triggered by the IPO, the remainder of this option will generally vest and become exercisable in March 2000, subject to earlier vesting based upon the achievement of certain EBITDA targets and the occurrence of other specified events.

  MANAGEMENT STOCK PURCHASE AGREEMENTS AND LOANS PLANS

     In December 1997, the Company entered into stock purchase agreements with certain executives of the Company. Under the terms of the agreements, the Company agreed to issue a total of 180,600 shares of its common stock at a price of $12.04 per share, the same price paid in the 1996 Recapitalization. In addition, the Company granted certain executives non-qualified options to purchase 96,058 shares of its common stock, also at a price of $12.04 per share. The options contain similar terms and vesting provisions as existing options under the Company's Executive Stock Option Plan. In connection with the issuance of these shares, the Company recognized a charge to earnings of $0.9 million in the fourth quarter of fiscal 1997 for the difference between the issuance price and the fair market value of the stock at the date of sale. In addition, in the fourth quarter of fiscal 1997, the Company recorded deferred compensation of approximately $0.5 million to reflect the difference between the exercise price and the fair market value of stock associated with the options granted to certain executives. The deferred compensation will produce a charge to earnings over the vesting period of the options.

     Of the total consideration paid to the Company of $2.2 million in connection with the purchase of the Company's common stock by certain executives, approximately $1.0 million was loaned by the Company to certain executives to purchase 84,542 of the shares (the "Stock Loans"). The Stock Loans are collateralized

                      CSK AUTO CORPORATION AND SUBSIDIARY
by the stock under pledge agreements, provide full recourse to the executive, bear interest at the average rate paid by the Company under the revolving portion of its Senior Credit Facility, and mature in December 2003.

  OPTIONS ACTIVITY

     Activity in all of the Company's stock option plans is summarized as follows:

                                                                      WEIGHTED
                                                      NUMBER OF       AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                      ---------    --------------
Balance at Jan. 28, 1996............................         --        $   --
  Granted...........................................  1,549,441         12.04
  Exercised.........................................         --            --
  Canceled..........................................     (8,980)        12.04
                                                      ---------
Balance at Feb. 2, 1997.............................  1,540,461         12.04
  Granted...........................................    561,709         16.18
  Exercised.........................................         --            --
  Canceled..........................................    (79,518)        12.04
                                                      ---------
Balance at Feb. 1, 1998.............................  2,022,652         13.19
  Granted...........................................    267,784         25.03
  Exercised.........................................    (30,444)        12.04
  Canceled..........................................   (114,790)        13.66
                                                      ---------
Balance at Jan. 31, 1999............................  2,145,202        $14.56
                                                      =========

     The following table summarizes information about the Company's stock options at January 31, 1999:

                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                 -------------------------------------------------   -------------------------------
                               WEIGHTED AVERAGE
   RANGE OF        NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE   EXERCISABLE PRICE
---------------  -----------   ----------------   ----------------   -----------   -----------------
    $12.04        1,619,373          5.03              $12.04          371,972          $12.04
$19.84 - $20.00     308,600          6.17               20.00               --              --
$20.22 - $30.66     217,229          6.67               25.60               --              --
---------------   ---------          ----              ------          -------          ------
$12.04 - $30.66   2,145,202          5.36              $$14.56         371,972          $12.04

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, net income (loss) and diluted earnings (loss) per share would have been changed to the pro forma amounts indicated below (in thousands except per share data):

                                                                FISCAL YEAR
                                                       ------------------------------
                                                        1998       1997        1996
                                                       -------    -------    --------
Net income (loss):
  As reported........................................  $20,718    $  (771)   $(24,659)
  Pro forma..........................................   19,621     (1,230)    (24,803)
Diluted earnings (loss) per share:
  As reported........................................  $  0.75    $ (0.04)   $  (2.28)
  Pro forma..........................................     0.71      (0.07)      (2.29)

                      CSK AUTO CORPORATION AND SUBSIDIARY

     The fair value of each option grant is estimated on the date of grant using the Black Scholes method of option pricing and is based upon the following assumptions:

                                                                FISCAL YEAR
                                                     ----------------------------------
                                                         1998         1997       1996
                                                     ------------    -------    -------
Dividend yield.....................................            0%         0%         0%
Risk free interest rate............................  4.25 - 5.63%      5.95%      6.07%
Expected life of options...........................       6 years    4 years    5 years
Expected volatility................................           43%         --         --

NOTE 10 -- SUPPLEMENTAL SCHEDULE OF CASH FLOWS

     Interest paid during fiscal 1998, 1997 and 1996 amounted to $29.4 million, $36.2 million and $13.4 million, respectively. No income taxes were paid in fiscal 1998, 1997 and 1996.

     The Company acquired certain fixtures and other equipment under capital lease arrangements totaling approximately $10.5 million, $9.7 million and $2.6 million in fiscal 1998, 1997 and 1996, respectively.

NOTE 11 -- INCOME TAXES

     The provision (benefit) for income taxes (exclusive of extraordinary items) is comprised of the following (in thousands):

                                                                 FISCAL YEAR
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    ------    --------
Current:
  Federal.............................................  $   225    $   --    $     --
  State...............................................      130        --          --
                                                        -------    ------    --------
                                                            355        --          --
                                                        -------    ------    --------
Deferred:
  Federal.............................................   12,614     1,260      (9,750)
  State...............................................    2,777       297      (2,109)
                                                        -------    ------    --------
                                                         15,391     1,557     (11,859)
                                                        -------    ------    --------
          Total.......................................  $15,746    $1,557    $(11,859)
                                                        =======    ======    ========

     The following table summarizes the differences between the Company's provision (benefit) for income taxes and the expected provision (benefit), exclusive of extraordinary items (in thousands):

                                                                 FISCAL YEAR
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    ------    --------
Income (loss) before income taxes and extraordinary
  loss................................................  $43,231    $3,801    $(36,518)
Federal income tax rate...............................       35%       34%         34%
                                                        -------    ------    --------
Expected provision for income taxes...................   15,131     1,292     (12,416)
State taxes, net of federal benefit...................    2,718       196      (1,634)
Tax credits and other.................................   (2,103)       69       2,191
                                                        -------    ------    --------
Actual provision (benefit) for income taxes...........  $15,746    $1,557    $(11,859)
                                                        =======    ======    ========

                      CSK AUTO CORPORATION AND SUBSIDIARY

     The current and non-current deferred tax assets and liabilities consist of the following (in thousands):

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1999           1998
                                                              -----------    -----------
Gross deferred tax assets:
  Store closing costs.......................................    $ 2,112        $ 4,503
  Accrued benefits..........................................      3,990          3,481
  Capital lease expenditures................................        765            824
  Internally developed software.............................      1,865          2,798
  Preopening costs..........................................        239            360
  Provision for site selection costs........................      1,189          1,783
  Provision for bad debts...................................        675            953
  Tax loss carryforwards....................................      5,487         10,216
  Other.....................................................        973          2,184
                                                                -------        -------
          Total gross deferred tax assets...................     17,295         27,102
                                                                -------        -------
Gross deferred tax liabilities:
  Inventory.................................................      8,948          8,500
  Depreciation..............................................      1,698            647
                                                                -------        -------
          Total gross deferred tax liabilities..............     10,646          9,147
                                                                -------        -------
Net deferred tax assets.....................................    $ 6,649        $17,955
                                                                =======        =======

     The net deferred tax assets are reflected in the accompanying balance sheets as follows:

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1999           1998
                                                              -----------    -----------
Current deferred tax liabilities, net.......................    $(4,046)       $(4,066)
Non-current deferred tax assets, net........................     10,695         22,021
                                                                -------        -------
Net deferred tax assets.....................................    $ 6,649        $17,955
                                                                =======        =======

     The Company has recorded deferred tax assets of approximately $5.5 million as of January 31, 1999 reflecting the benefit of tax loss carryforwards totaling $13.7 million which expire in 2013. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company believes that no valuation allowance is required for deferred tax assets in excess of deferred tax liabilities. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 12 -- STORE CLOSING COSTS

     Activity in the provision for store closings and the related store closing costs is as follows (in thousands):

                       BEGINNING    STORE CLOSING    PURCHASE ACCOUNTING      PAYMENTS AND      ENDING
FISCAL YEAR             BALANCE         COSTS            ADJUSTMENT         NON-CASH CHARGES    BALANCE
-----------            ---------    -------------    -------------------    ----------------    -------
1998.................   $11,352        $   335              $ --                $(6,363)        $ 5,324
1997.................    15,842          1,640               625                 (6,755)         11,352
1996.................     5,298         14,904                --                 (4,360)         15,842

                      CSK AUTO CORPORATION AND SUBSIDIARY

     In January 1997, the Company updated its strategic plan relating to the closing of certain stores. As a result of the 1996 Recapitalization, the Company obtained greater access to capital resources including the availability of a sale-leaseback facility for new stores, thereby improving the Company's ability to implement such store closings. While management believes that there will be long-term operating benefits from this strategy, the Company will incur costs for early lease terminations or negative sub-lease rentals for stores vacated under this plan and, accordingly, a charge to earnings of approximately $12.9 million was recorded in January 1997.

     Store closing costs include estimates for vacancy periods of the related stores through the expiration of the underlying leases, collectibility of rents due from sub-tenants, and similar factors.

NOTE 13 -- LEGAL MATTERS

     The Company was served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. This case is in the early stages of discovery. The Company was recently served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included a claim for punitive damages based on an unlawful conversion theory. On March 9, 1999, the Orange County court dismissed the conversion theory and claim for punitive damages but gave the plaintiff 30 days to refile an amended claim. These plaintiffs have since filed an amended complaint which also includes a claim for conversion and asks for punitive damages. The Company has again requested the court to eliminate these items from the case. The three cases have recently been "coordinated" before one judge in San Diego County who will be selected shortly. If these cases are permitted by the courts to proceed as a class action and are decided against the Company, the aggregate potential exposure could be material to results of operations for the year in which the cases are ultimately decided. The Company does not believe, however, that such an adverse outcome, if it were to happen, would materially affect the Company's financial position or operations in subsequent periods. Although at this early stage in the litigation it is difficult to predict its outcome with any certainty, the Company believes that there are meritorious defenses to all of these cases and intends to defend them vigorously.

     The Company currently and from time to time is involved in other litigation incidental to the conduct of business. The damages claimed in some of these litigations are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to consolidated financial condition, results of operations or cash flow.

                      CSK AUTO CORPORATION AND SUBSIDIARY

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows (in thousands):

                                                     JANUARY 31, 1999          FEBRUARY 1, 1998
                                                  ----------------------    ----------------------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  --------    ----------    --------    ----------
Cash and cash equivalents.......................  $  7,490     $  7,490     $  4,852     $  4,852
Receivables.....................................    58,867       58,867       37,566       37,566
Amounts due under Senior Credit Facility........   225,160      225,160      240,050      240,050
Obligations under 11% Senior Subordinated
  Notes.........................................    81,250       85,313      125,000      137,500
Obligations under 12% Subordinated Notes........        --           --       50,000       50,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in our definitive proxy statement in connection with the solicitation of proxies for our 1999 Annual Meeting of Stockholders to be held on June 8, 1999 (the "Proxy Statement").

     The required information concerning our Executive Officers is also contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "CSK Auto Corporation Stock Beneficially Owned by Officers and Directors" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of CSK Auto Corporation are included in Item 8. of this Report on Form 10-K.

        Report of Independent Accountants

        Consolidated Balance Sheets -- January 31, 1999 and February 1, 1998

        Consolidated Statements of Operations -- Fiscal Years Ended January 31, 1999, February 1, 1998 and February 2, 1997

        Consolidated Statements of Stockholders' Equity -- Fiscal Years Ended January 31, 1999, February 1, 1998 and February 2, 1997

        Consolidated Statements of Cash Flows -- Fiscal Years Ended January 31, 1999, February 1, 1998 and February 2, 1997

        Notes to Consolidated Financial Statements

     (a)(2) The following financial statement schedule of CSK Auto Corporation for the three years ended January 31, 1999 is included in this Report on Form 10-K, as required by Item 14(d): Schedule II -- Valuation and Qualifying Accounts and report of independent accountants thereon.

     (a)(3) Exhibits:

           EXHIBIT
           NUMBER                         DESCRIPTION OF EXHIBITS
           -------                        -----------------------
            3.01***     Restated Certificate of Incorporation of the Company.
            3.02***     Certificate of Correction to the Restated Certificate of
                        Incorporation of the Company.
            3.03        Amended and Restated By-laws of the Company.
            4.01*       Indenture, dated as of October 30, 1996, by and among CSK
                        Auto, Inc. ("Auto"), Kragen Auto Supply Co., Schuck's
                        Distribution Co. and The Bank of New York (as successor to
                        Wells Fargo Bank, N.A.), as Trustee, including form of Note.
            4.02**      Amended and Restated Credit Agreement, dated as of December
                        8, 1997, among Auto, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as administrative agent for the Lenders, and Lehman Commercial Paper Inc., as documentation agent for the Lenders and Chase Securities
                        Inc., as arranger.
            4.03**      Form of Common Stock certificate.
           10.01****    Amended and Restated Employment Agreement, dated as of June
                        12, 1998, between Auto and James Bazlen.
           10.02+       Stock Option Agreement, dated November 1, 1996, between the
                        Company and James Bazlen.
           10.03****    Amended and Restated Employment Agreement, dated as of June
                        12, 1998, between Auto and Maynard Jenkins.
           10.04**      Promissory Note of Maynard Jenkins, dated December 21, 1997.
           10.05**      Stock Pledge Agreement between the Company and Maynard
                        Jenkins, dated December 21, 1997.
           10.06.1**    Stock Acquisition Agreement, dated January 27, 1997, among
                        Maynard Jenkins, Auto and the Company.
           10.06.2      First Amendment to Stock Acquisition Agreement.
           10.07+       Stock Option Agreement, dated January 27, 1997, between the
                        Company and Maynard Jenkins.
           10.08**      Stock Option Agreement, dated February 1, 1998, between the
                        Company and Maynard Jenkins.
           10.09**      Stock Option Agreement, dated March 9, 1998, between the
                        Company and Maynard Jenkins.
           10.10+       Restated 1996 Associate Stock Option Plan.
           10.11+       Restated 1996 Executive Stock Option Plan.
           10.12        Intentionally Omitted
           10.13****    CSK Auto Corporation Directors Stock Plan.
           10.14        Restricted Stock Agreement, dated as of June 12, 1998,
                        between The Company and John F. Antioco.
           10.15        Restricted Stock Agreement, dated as of October 7, 1998,
                        between the Company and Morton Godlas.
           10.16*       Amended and Restated Lease, dated October 23, 1989 (the
                        "Missouri Falls Lease"), between Auto and Missouri Falls
                        Associates Limited Partnership.

           EXHIBIT
           NUMBER                         DESCRIPTION OF EXHIBITS
           -------                        -----------------------
           10.17*       First Amendment to the Missouri Falls Lease, dated November
                        22, 1991, between Auto and Missouri Falls Associates Limited
                        Partnership.
           10.18*       Amendment to Leases, dated as of October 30, 1996, by and
                        between Missouri Falls Associates Limited Partnership and
                        Auto.
           10.19*       Agreement for Management Advisory, Strategic Planning and
                        Consulting Services, dated October 30, 1996, between Auto
                        and Investcorp International Inc.
           10.20*       Stockholders' Agreement, dated October 30, 1996, by and
                        among the Initial Investcorp Group, Cantrade Trust Company
                        Limited in its capacity as trustee of The Carmel Trust, the
                        Company and Auto.
           10.20.1**    Form of Supplemental Stockholders' Agreement Signature Page.
           10.20.2+     Amendment to the Stockholders' Agreement, dated June 12,
                        1998.
           10.20.3      Letter Agreement re: Stockholders' Agreement.
           10.21*       Stock Purchase Agreement, dated September 29, 1996.
           10.22**      Senior Executive Stock Loan Plan.
           10.23**      Form of Stock Purchase Agreement.
           21.01+       Subsidiary of the Company.
           23.01+       Consent of PricewaterhouseCoopers LLP.

---------------
   * Incorporated herein by reference to CSK Auto, Inc.'s Registration Statement on Form S-4 (File No. 333-22511).

  ** Incorporated herein by reference to our Registration Statement on Form S-1
     (File No. 333-43211).

 *** Incorporated herein by reference to our Annual Report on Form 10-K, filed on May 4, 1998 (Reg. No. 001-13927).

**** Incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (Reg. No. 001-13927).

   + Incorporated herein by reference to our Registration Statement on Form S-1
     (File No. 333-67231).

 (b) Reports on Form 8-K; None.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
CSK Auto Corporation

Our audits of the consolidated financial statements referred to in our report dated April 2, 1999, appearing in this Annual Report on Form 10-K of CSK Auto Corporation and subsidiary also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Phoenix, Arizona
April 2, 1999

                      CSK AUTO CORPORATION AND SUBSIDIARY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE FISCAL YEARS 1998, 1997 AND 1996

                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF    COSTS AND                     END OF
DESCRIPTION                                        PERIOD        EXPENSES     DEDUCTIONS      PERIOD
-----------                                     ------------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
Reserve for Bad Debts
Year End February 2, 1997.....................     $1,953         $1,290       $(1,475)       $1,768
Year End February 1, 1998.....................      1,768          2,033        (1,398)        2,403
Year End January 31, 1999.....................      2,403          1,591        (2,291)        1,703

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April 1999.

                                          CSK AUTO CORPORATION

                                          By:      /s/ MAYNARD JENKINS
                                            ------------------------------------
                                            Maynard Jenkins
                                            Chairman and
                                            Chief Executive Officer

                               INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                         DESCRIPTION OF EXHIBITS
           -------                        -----------------------
            3.01***     Restated Certificate of Incorporation of the Company.
            3.02***     Certificate of Correction to the Restated Certificate of
                        Incorporation of the Company.
            3.03        Amended and Restated By-laws of the Company.
            4.01*       Indenture, dated as of October 30, 1996, by and among CSK
                        Auto, Inc. ("Auto"), Kragen Auto Supply Co., Schuck's
                        Distribution Co. and The Bank of New York (as successor to
                        Wells Fargo Bank, N.A.), as Trustee, including form of Note.
            4.02**      Amended and Restated Credit Agreement, dated as of December
                        8, 1997, among Auto, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as administrative agent for the Lenders, and Lehman Commercial Paper Inc., as documentation agent for the Lenders and Chase Securities
                        Inc., as arranger.
            4.03**      Form of Common Stock certificate.
           10.01****    Amended and Restated Employment Agreement, dated as of June
                        12, 1998, between Auto and James Bazlen.
           10.02+       Stock Option Agreement, dated November 1, 1996, between the
                        Company and James Bazlen.
           10.03****    Amended and Restated Employment Agreement, dated as of June
                        12, 1998, between Auto and Maynard Jenkins.
           10.04**      Promissory Note of Maynard Jenkins, dated December 21, 1997.
           10.05**      Stock Pledge Agreement between the Company and Maynard
                        Jenkins, dated December 21, 1997.
           10.06.1**    Stock Acquisition Agreement, dated January 27, 1997, among
                        Maynard Jenkins, Auto and the Company.
           10.06.2      First Amendment to Stock Acquisition Agreement.
           10.07+       Stock Option Agreement, dated January 27, 1997, between the
                        Company and Maynard Jenkins.
           10.08**      Stock Option Agreement, dated February 1, 1998, between the
                        Company and Maynard Jenkins.
           10.09**      Stock Option Agreement, dated March 9, 1998, between the
                        Company and Maynard Jenkins.
           10.10+       Restated 1996 Associate Stock Option Plan.
           10.11+       Restated 1996 Executive Stock Option Plan.
           10.12*       1996 General and Administrative Staff Incentive Compensation
                        Plan.
           10.13****    CSK Auto Corporation Directors Stock Plan.
           10.14        Restricted Stock Agreement, dated as of June 12, 1998,
                        between The Company and John F. Antioco.
           10.15        Restricted Stock Agreement, dated as of October 7, 1998,
                        between the Company and Morton Godlas.
           10.16*       Amended and Restated Lease, dated October 23, 1989 (the
                        "Missouri Falls Lease"), between Auto and Missouri Falls
                        Associates Limited Partnership.

           EXHIBIT
           NUMBER                         DESCRIPTION OF EXHIBITS
           -------                        -----------------------
           10.17*       First Amendment to the Missouri Falls Lease, dated November
                        22, 1991, between Auto and Missouri Falls Associates Limited
                        Partnership.
           10.18*       Amendment to Leases, dated as of October 30, 1996, by and
                        between Missouri Falls Associates Limited Partnership and
                        Auto.
           10.19*       Agreement for Management Advisory, Strategic Planning and
                        Consulting Services, dated October 30, 1996, between Auto
                        and Investcorp International Inc.
           10.20*       Stockholders' Agreement, dated October 30, 1996, by and
                        among the Initial Investcorp Group, Cantrade Trust Company
                        Limited in its capacity as trustee of The Carmel Trust, the
                        Company and Auto.
           10.20.1**    Form of Supplemental Stockholders' Agreement Signature Page.
           10.20.2+     Amendment to the Stockholders' Agreement, dated June 12,
                        1998.
           10.20.3      Letter Agreement re: Stockholders' Agreement.
           10.21*       Stock Purchase Agreement, dated September 29, 1996.
           10.22**      Senior Executive Stock Loan Plan.
           10.23**      Form of Stock Purchase Agreement.
           21.01+       Subsidiary of the Company.
           23.01+       Consent of PricewaterhouseCoopers LLP.

---------------
   * Incorporated herein by reference to CSK Auto, Inc.'s Registration Statement on Form S-4 (File No. 333-22511).

  ** Incorporated herein by reference to our Registration Statement on Form S-1
     (File No. 333-43211).

 *** Incorporated herein by reference to our Annual Report on Form 10-K, filed on May 4, 1998 (Reg. No. 001-13927).

**** Incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (Reg. No. 001-13927).

   + Incorporated herein by reference to our Registration Statement on Form S-1
     (File No. 333-67231).