Form 10-Q
period 1999-05-02
CSK AUTO CORP
filed 1999-06-16
CIK 1051848

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 2, 1999

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

                                       N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORTS)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]           No [ ].

    As of June 7, 1999, CSK Auto Corporation had 27,806,955 shares of common stock outstanding.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CSK AUTO CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       (UNAUDITED)
                                                                          MAY 2,        JANUARY 31,
                                                                           1999            1999
                                                                       -----------      -----------
                                            ASSETS
Cash and cash equivalents ............................................  $   6,911        $   7,490
Receivables, net of allowances of $1,815 and $1,703, respectively.....     59,584           58,867
Inventories ..........................................................    441,373          414,422
Assets held for sale .................................................      3,285            5,018
Prepaid expenses and other current assets ............................     20,631           18,295
                                                                        ---------        ---------
          Total current assets .......................................    531,784          504,092
                                                                        ---------        ---------

Property and equipment, net ..........................................    108,534          105,037
Leasehold interests, net .............................................      9,336            9,643
Deferred income taxes ................................................      7,450           10,695
Other assets, net ....................................................      8,118            7,209
                                                                        ---------        ---------
          Total assets ...............................................  $ 665,222        $ 636,676
                                                                        =========        =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .....................................................  $ 132,736        $ 122,304
Accrued payroll and related expenses .................................     22,985           25,962
Accrued expenses and other current liabilities .......................     41,263           35,312
Current maturities of amounts due under Senior Credit Facility........        840              840
Current maturities of capital lease obligations ......................      7,828            8,749
Deferred income taxes ................................................      4,046            4,046
                                                                        ---------        ---------
          Total current liabilities ..................................    209,698          197,213
                                                                        ---------        ---------

Amounts due under Senior Credit Facility .............................    232,320          224,320
Obligations under 11% Senior Subordinated Notes ......................     81,250           81,250
Obligations under capital leases .....................................     16,748           18,134
Other ................................................................      9,639           10,370
                                                                        ---------        ---------
          Total non-current liabilities ..............................    339,957          334,074
                                                                        ---------        ---------

Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 50,000,000 shares
   authorized; 27,805,466 and 27,768,832 shares issued and
   outstanding at May 2, 1999 and January 31, 1999, respectively......        278              278
  Additional paid-in capital .........................................    290,532          289,820
  Stockholder receivable .............................................       (715)          (1,018)
  Deferred compensation ..............................................       (451)            (493)
  Accumulated deficit ................................................   (174,077)        (183,198)
                                                                        ---------        ---------
          Total stockholders' equity .................................    115,567          105,389
                                                                        ---------        ---------
          Total liabilities and stockholders' equity .................  $ 665,222        $ 636,676
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

                       CSK AUTO CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                          THIRTEEN WEEKS ENDED
                                                   --------------------------------
                                                      MAY 2,              MAY 3,
                                                       1999                1998
                                                   ------------        ------------
Net sales ..................................       $    269,402        $    238,423
Cost of sales ..............................            139,251             130,706
                                                   ------------        ------------
Gross profit ...............................            130,151             107,717
Other costs and expenses:
  Operating and administrative .............            106,928              93,023
  Transition and integration expenses ......               --                 3,075
  Write-off of unamortized management fee ..               --                 3,643
                                                   ------------        ------------
Operating profit ...........................             23,223               7,976
Interest expense, net ......................              7,349               9,198
                                                   ------------        ------------
Income (loss) before income taxes,
  extraordinary loss and cumulative
  effect of change in accounting
  principle ................................             15,874              (1,222)
Income tax expense (benefit) ...............              6,012                (470)
                                                   ------------        ------------
Income (loss) before extraordinary loss and
  cumulative effect of change in
  accounting  principle ....................              9,862                (752)
Extraordinary loss, net of $4,236 of income
  taxes ....................................               --                (6,767)
                                                   ------------        ------------
Income (loss) before cumulative effect of
  change in accounting principle ...........              9,862              (7,519)
Cumulative effect of change in
  accounting principle, net of $468 of
  income taxes .............................               (741)               --
                                                   ------------        ------------
Net income (loss) ..........................       $      9,121        $     (7,519)
                                                   ============        ============

Basic earnings (loss) per share:
  Income (loss) before extraordinary loss
   and cumulative effect of change in
   accounting  principle ...................       $       0.36        $      (0.03)
  Extraordinary loss, net of income taxes ..               --                 (0.29)
                                                   ------------        ------------
  Income (loss) before cumulative effect of
   change in accounting principle ..........               0.36               (0.32)
  Cumulative effect of change in
   accounting principle, net of income
   taxes ...................................              (0.03)               --
                                                   ------------        ------------
   Net income (loss) .......................       $       0.33        $      (0.32)
                                                   ============        ============
  Shares used in computing per share amounts         27,785,264          23,568,058
                                                   ============        ============

Diluted earnings (loss) per share:
  Income (loss) before extraordinary loss
   and cumulative effect of change in
   accounting principle ....................       $       0.34        $      (0.03)
  Extraordinary loss, net of income taxes ..               --                 (0.29)
                                                   ------------        ------------
  Income (loss) before cumulative effect of
   change in accounting principle ..........               0.34               (0.32)
  Cumulative effect of change in
   accounting principle, net of income
   taxes ...................................              (0.02)               --
                                                   ------------        ------------
   Net income (loss) .......................       $       0.32        $      (0.32)
                                                   ============        ============
  Shares used in computing per share amounts         28,867,765          23,568,058
                                                   ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       CSK AUTO CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     COMMON STOCK         ADDITIONAL
                                -----------------------    PAID-IN     STOCKHOLDER    DEFERRED     ACCUMULATED      TOTAL
                                  SHARES       AMOUNT      CAPITAL     RECEIVABLE   COMPENSATION     DEFICIT       EQUITY
                                ----------   ----------   ----------   -----------  ------------   -----------   ----------
Balances at January 31, 1999    27,768,832   $      278   $  289,820   $   (1,018)   $     (493)   $ (183,198)   $  105,389
Amortization of deferred
  compensation (unaudited) ..         --           --           --           --              42          --              42
Recovery of stockholder
  receivable (unaudited) ....         --           --           --            303          --            --             303
Exercise of options
(unaudited) .................       36,634         --            441         --            --            --             441
Tax benefit of exercise of
  options (unaudited) .......         --           --            271         --            --            --             271
Net income (unaudited) ......         --           --           --           --            --           9,121         9,121
                                ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balances at May 2, 1999
  (unaudited) ...............   27,805,466   $      278   $  290,532   $     (715)   $     (451)   $ (174,077)   $  115,567
                                ==========   ==========   ==========   ==========    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CSK AUTO CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        THIRTEEN WEEKS ENDED
                                                                       ----------------------
                                                                         MAY 2,       MAY 3,
                                                                          1999         1998
                                                                       ---------    ---------
Cash flows provided by (used in) operating activities:
  Net income (loss) ................................................   $   9,121    $  (7,519)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization of property and equipment .........       5,586        5,280
   Amortization of leasehold interests .............................         202          242
   Amortization of other deferred charges ..........................         108          226
   Amortization of deferred financing costs ........................         238          296
   Tax benefit relating to stock option exercises ..................         271         --
   Extraordinary loss on early retirement of debt, net of
    income taxes ...................................................        --          6,767
   Cumulative effect of change in accounting principle, net
    of income taxes ................................................         741         --
   Write-off of unamortized management fee .........................        --          3,643
   Deferred income taxes ...........................................       3,713         (470)
   Change in operating assets and liabilities:
    Receivables ....................................................        (717)         122
    Inventories ....................................................     (26,951)      (5,891)
    Prepaid expenses and other current assets ......................        (261)         960
    Accounts payable ...............................................      10,432       19,522
    Accrued payroll, accrued expenses and other
     current liabilities ...........................................       2,974       (9,083)
    Other operating activities .....................................      (1,952)      (3,282)
                                                                       ---------    ---------
   Net cash provided by operating activities .......................       3,505       10,813
                                                                       ---------    ---------
Cash flows used in investing activities:
  Capital expenditures .............................................     (11,473)     (10,814)
  Expenditures for assets held for sale ............................      (1,517)      (3,194)
  Proceeds from sale of property and equipment and assets
    held for sale ..................................................       2,488        1,429
  Due to affiliate .................................................        --         (1,000)
  Other investing activities .......................................         (19)        (124)
                                                                       ---------    ---------
   Net cash used in investing activities ...........................     (10,521)     (13,703)
                                                                       ---------    ---------
Cash flows provided by financing activities:
  Borrowings under Senior Credit Facility ..........................      48,000       45,000
  Payments under Senior Credit Facility ............................     (40,000)     (99,050)
  Issuance of common stock in initial public offering ..............        --        172,482
  Underwriter's discount and other IPO costs .......................        --        (13,377)
  Premiums paid upon early retirement of debt ......................        --         (4,875)
  Retirement of 11% Senior Subordinated Notes ......................        --        (43,750)
  Retirement of 12% Subordinated Notes .............................        --        (50,000)
  Payments on capital lease obligations ............................      (2,307)      (2,190)
  Recovery of stockholder receivable ...............................         303          150
  Exercise of options ..............................................         441         --
  Other financing activities .......................................        --           (153)
                                                                       ---------    ---------
    Net cash provided by financing activities ......................       6,437        4,237
                                                                       ---------    ---------
    Net increase (decrease) in cash and cash equivalents ...........        (579)       1,347
Cash and cash equivalents, beginning of period .....................       7,490        4,852
                                                                       ---------    ---------
Cash and cash equivalents, end of period ...........................   $   6,911    $   6,199
                                                                       =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       CSK AUTO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED MAY 2, 1999

    CSK Auto Corporation is a holding company. At May 2, 1999, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary ("Auto"). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the "Company."

    Auto is a specialty retailer of automotive aftermarket parts and accessories. At May 2, 1999, the Company operated 822 stores in 13 Western states as a fully integrated company under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern and Rocky Mountain states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

NOTE 1 -- BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and the results of its operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended January 31, 1999, as included in the Company's Annual Report on Form 10-K.

NOTE 2 -- INVENTORIES

    Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management's estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $382.7 million and $356.7 million at May 2, 1999 and January 31, 1999, respectively.

NOTE 3 -- EARNINGS PER SHARE

    Calculation of shares used in computing per share amounts is summarized as follows (unaudited):

                                                         THIRTEEN WEEKS ENDED
                                                       -------------------------
                                                         MAY 2,         MAY 3,
                                                          1999           1998
                                                       ----------     ----------
Common stock outstanding:
  Beginning of period ............................     27,768,832     19,113,388
                                                       ==========     ==========
  End of period ..................................     27,805,466     27,738,388
                                                       ==========     ==========
Issued during the period .........................         36,634      8,625,000
                                                       ==========     ==========
Weighted average number of shares (Basic)  .......     27,785,264     23,568,058
Effects of dilutive securities ...................      1,082,501           --
                                                       ----------     ----------
Weighted average number of shares
(Dilutive) .......................................     28,867,765     23,568,058
                                                       ==========     ==========

    Weighted average shares issuable under employee stock options totaling 948,129 are excluded from the shares used in computing per share amounts for the thirteen weeks ended May 3, 1998 because their effect is anti-dilutive.

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of ComputerSoftware Developed or Obtained for

                      CSK AUTO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THIRTEEN WEEKS ENDED MAY 2, 1999

Internal Use." The SOP defines the characteristics of internal-use computer software, the criteria for capitalization and financial statement disclosure requirements. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company adopted SOP 98-1 in the first quarter of fiscal 1999 and such adoption did not have a material effect on the Company's financial condition or results of operations.

    In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Start-up Activities." The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, or commencing some new operation. The SOP requires that the costs of start-up activities be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company's historical accounting policy with respect to the cost of start-up activities (store preopening expenses) was to defer such costs for the approximately three month period of time that it takes to develop a new store facility and to expense such costs during the month that the new store opens. The Company adopted SOP 98-5 in the first quarter of fiscal 1999, which required the Company to change its accounting policy to expense start-up costs as incurred. Upon adoption, the Company expensed approximately $741,000, net of an income tax benefit of $468,000, of preopening expenses that had been deferred as of January 31, 1999. Such expense is reflected in the accompanying consolidated statement of operations as the cumulative effect of a change in accounting principle.

NOTE 5 -- LEGAL MATTERS

    The Company was served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. This case is in the early stages of discovery. The Company was also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included a claim for punitive damages based on an unlawful conversion theory. On March 9, 1999, the Orange County court dismissed the conversion theory and claim for punitive damages but gave the plaintiff 30 days to refile an amended claim. These plaintiffs have since filed an amended complaint which also includes a claim for conversion and asks for punitive damages. The Company has again requested the court to eliminate these items from the case. The three cases have recently been "coordinated" before one judge in San Diego County. If these cases are permitted by the courts to proceed as a class action and are decided against the Company, the aggregate potential exposure could be material to the Company's results of operations for the year in which the cases are ultimately decided. The Company does not believe, however, that such an adverse outcome, if it were to happen, would materially affect the financial position or operations in subsequent periods. Although at this early stage in the litigation it is difficult to predict their outcomes with any certainty, the Company believes that there are meritorious defenses to all of these cases and intends to defend them vigorously.

    The Company currently and from time to time is involved in other litigation incidental to the conduct of our business. The damages claimed in some of these litigations are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, results of operations or cash flow.

NOTE 6  -- SUBSEQUENT EVENTS

    On May 17, 1999, the Company entered into a definitive agreement to acquire substantially all of the assets of Apsco Products Company dba Big Wheel/Rossi ("Big Wheel"), the leading retailer of auto parts in the Northern Plains states. Big Wheel operates 86 stores in Minnesota, North Dakota and Wisconsin along with a distribution center in Minnesota. Based on the agreement, the Company will pay approximately $60 million in cash for substantially all the assets and will assume certain indebtedness of Big Wheel of approximately $5 million.

    The Company plans to fund the acquisition with proceeds from its Senior Credit Facility. In connection with the acquisition, the Company has signed a commitment letter to amend and restate the Senior Credit Facility to provide an additional $125.0 million senior term loan facility. The Company will use approximately $65.0 million of this Facility in conjunction with the Big Wheel acquisition and the remaining $60.0 million will be used to fund transition costs and to reduce the balance of the revolving credit portion of the Senior Credit Facility.

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

Results of Operations

    The following table expresses the statements of operations as a percentage of sales for the periods shown:


                                                             THIRTEEN WEEKS ENDED
                                                             --------------------
                                                             MAY 2,        MAY 3,
                                                              1999          1998
                                                             -----         -----
Net sales ..........................................         100.0%        100.0%
Cost of sales ......................................          51.7          54.8
                                                             -----         -----
Gross profit .......................................          48.3          45.2
Operating and administrative .......................          39.7          39.0
Transition and integration expenses ................           --            1.3
Write-off of unamortized management
fee ................................................           --            1.5
                                                             -----         -----
Operating profit ...................................           8.6           3.4
Interest expense, net ..............................           2.7           3.9
                                                             -----         -----
Income (loss) before income taxes,
  extraordinary loss and cumulative
  effect of change in accounting
  principle ........................................           5.9          (0.5)
Income tax expense (benefit) .......................           2.2          (0.2)
                                                             -----         -----
Income (loss) before extraordinary
  loss and cumulative effect of
  change in accounting principle ...................           3.7          (0.3)
Extraordinary loss, net of income
taxes ..............................................           --           (2.8)
                                                             -----         -----
Income (loss) before cumulative
  effect of change in accounting
  principle ........................................           3.7          (3.1)
Cumulative effect of change in
  accounting principle, net of income
  taxes ............................................          (0.3)          --
                                                             -----         -----
Net income (loss) ..................................           3.4%         (3.1)%
                                                             =====         =====

THIRTEEN WEEKS ENDED MAY 2, 1999 COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 1998

    Net sales for the thirteen weeks ended May 2, 1999 (the "first quarter of fiscal 1999") increased $31.0 million, or 13.0%, over net sales for the thirteen week period ended May 3, 1998 (the "first quarter of fiscal 1998"), primarily reflecting an increase in the number of stores operated. Our comparable store sales increased $8.4 million, or 4%, between these two periods. During the first quarter of fiscal 1999, we opened 17 new stores, acquired 2 stores, relocated 5 stores, expanded 4 stores and closed 4 stores in addition to those closed due to relocation. At May 2, 1999, we had 822 stores in operation compared to 730 stores at the end of the first quarter of fiscal 1998.

    Gross profit for the first quarter of fiscal 1999 was $130.2 million, or 48.3% of net sales, compared to $107.7 million, or 45.2% of net sales, for the comparable period of fiscal 1998. The increase in gross profit percentage primarily resulted from our ability to obtain generally better pricing and more favorable terms and support from our vendors due to increased purchase volume, improved financial performance and stronger capitalization. The improved pricing and vendor support was not fully realized until after the first quarter of fiscal 1998 when we completed our initial public offering ("IPO"), contributing to the increase in gross margin in the quarter-to-quarter comparison.

    Operating and administrative expenses increased by $13.9 million to $106.9 million, or 39.7% of net sales, for the first quarter of fiscal 1999 from $93.0 million, or 39.0% of net sales, for the comparable period of fiscal 1998. The increase is primarily the result of the operating costs of new stores that are in the early stages of maturation.

    Operating profit increased to $23.2 million, or 8.6% of net sales, for the first quarter of fiscal 1999 compared to $8.0 million, or 3.4% of net sales, for the comparable period of fiscal 1998, due to the factors cited above. In addition, the first quarter of fiscal 1998 was affected by $3.1 million of expenses associated with the integration of the Trak West stores into our operations and a $3.6 million non-recurring charge associated with the termination of a management agreement as a result of our IPO.

    Interest expense for the first quarter of fiscal 1999 totaled $7.3 million compared to $9.2 million for the first quarter of fiscal 1998. The expense decreased primarily as a result of the early retirement of approximately $147.6 million of outstanding debt with the proceeds of our IPO. The retirement of this debt in fiscal 1998 also produced an extraordinary loss of $6.8 million, net of tax, which consisted primarily of prepayment premiums paid in connection with the redemption of debt and the write-off of a portion of deferred debt issuance costs. In addition, interest rates on variable rate debt were generally lower during the first quarter of fiscal 1999.

    Income tax expense for the first quarter of fiscal 1999 was $6.0 million compared to an income tax benefit of $0.5 million for the comparable period of fiscal 1998. Our effective tax rate remained fairly consistent at approximately 38% of pre-tax income in both periods.

    The first quarter of fiscal 1999 was affected by a charge of $.7 million, net of tax, relating to the cumulative effect of a change in accounting principle associated with the adoption of SOP 98-5. See Note 4 to the Consolidated Financial Statements.

    As a result of the above factors, net income increased to $9.1 million, or $.32 per diluted common share, for the first quarter of fiscal 1999, compared to a net loss of $7.5 million, or $(0.32) per diluted common share, for the first quarter of fiscal 1998. In addition, earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $8.7 million to $29.1 million in the first quarter of fiscal 1999, compared to $20.4 million for the first quarter of fiscal 1998. While EBITDA is not intended to represent cash flow from operations as defined by GAAP (and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP)), it is included herein because we believe it is a meaningful measure which provides additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We finance our cash requirements with cash flow from operations, funds from our leasing facility and borrowings under our revolving and term loan credit facility. At May 2, 1999, we had net working capital of approximately $322.1 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $32.7 million. We also have access to an off-balance sheet operating lease facility that is used to finance new store construction. The facility provides up to $125 million of funding for the acquisition and development of 100 to 125 new stores over the period of February 1, 1998 through May 31, 1999. As of May 2, 1999, approximately $60.7 million of this $125 million leasing facility had been committed. We have reached an agreement in principle with this funding source for an extension and expansion of this lease facility upon terms and conditions that are generally consistent with the present arrangement. Final documentation of this agreement is expected to be completed in June 1999. Our revolving credit facility provides for borrowings of up to $125 million, of which $25.8 million of unused capacity was available at May 2, 1999. Of the committed revolving credit facility balance, $87.0 million represents amounts drawn on the facility and $12.2 million represents outstanding letters of credit. We believe that cash flow from operations combined with the availability of funds under the leasing facility and the Senior Credit Facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

    On May 17, 1999, we entered into a definitive agreement to acquire substantially all of the assets of Apsco Products Company dba Big Wheel/Rossi

("Big Wheel"), the leading retailer of auto parts in the Northern Plains states. Big Wheel operates 86 stores in Minnesota, North Dakota and Wisconsin along with a distribution center in Minnesota. Based on the agreement, we will pay approximately $60 million in cash for substantially all the assets and will assume certain indebtedness of Big Wheel of approximately $5 million. We plan to close this transaction during the second quarter of fiscal 1999.

    We plan to fund the acquisition with proceeds from the Senior Credit Facility. In connection with the acquisition, we have signed a commitment letter to amend and restate the Senior Credit Facility to provide an additional $125.0 million senior term loan facility. We will use approximately $65.0 million of this Facility in conjunction with the Big Wheel acquisition and the remaining $60.0 million will be used to fund transition costs and to reduce the balance on the revolving credit portion of the Senior Credit Facility. We plan to complete this amendment and restatement during the second quarter of fiscal 1999.

    We acquired 2 stores and opened 26 new, relocated or expanded stores in the first quarter of fiscal 1999 compared to 28 new, relocated or expanded stores in the first quarter of fiscal 1998. We expect to open, relocate or expand approximately 150 stores during fiscal 1999. We anticipate that the majority of these new, relocated or expanded stores will be financed by our lease facility under arrangements structured as operating leases that require no net capital expenditures except for fixtures and store equipment.

    For the first quarter of fiscal 1999, net cash provided by operating activities was $3.5 million compared to $10.8 million during the comparable period of fiscal 1998. The largest component of the change in cash flows from operating activities relates to our investment in inventories, where $27.0 million of cash was used in operating activities during fiscal 1999 compared to $5.9 million used for such purposes during fiscal 1998. The increase in inventories reflects the increase in number of stores operated, a seasonal build-up of certain products in anticipation of the higher volume summer selling season and the addition of a branded line of premium starters and alternators. Net cash flows from operations in the first quarter of fiscal 1999 were, however, favorably impacted by the increasing profitability of our operations.

    Net cash used in investing activities totaled $10.5 million for the first quarter of fiscal 1999, compared to $13.7 million in the comparable period of fiscal 1998. The decrease in cash used in investing activities was primarily the result of generally smaller disbursements for capital expenditures and assets held for sale under our new store development program during fiscal 1999 as well as $1.0 million in payments to an affiliate in fiscal 1998.

    Net cash provided by financing activities totaled $6.4 million for the first quarter of fiscal 1999 compared to $4.2 million in the comparable period of fiscal 1998. In the 1999 period, net cash provided by financing activities consisted of $8.0 million of net borrowings under the revolving credit facility, $2.3 million of payments on capital lease obligations, receipt of $0.3 million of stockholder receivables and $0.4 million in proceeds from stock option exercises. In the 1998 period, we borrowed $45.0 million under the senior credit facility, made payments of debt of $45.2 million, made payments of capital lease obligations of $2.2 million, received $0.2 million of stockholder receivables and paid $0.2 million in connection with other financing activities. In addition, during the 1998 period we received gross proceeds of $172.5 million in connection with our IPO, which were applied as follows: (1) $13.4 million to pay underwriters' discounts and other transaction costs; (2) $50.0 million to retire all outstanding 12% Subordinated Notes; (3) $43.8 million to retire certain of the 11% Senior Subordinated Notes; (4) $53.8 million to pay certain outstanding balances under the Senior Credit Facility; and (5) $4.9 million to pay premiums in connection with the retirement of certain of the aforementioned debt instruments and the balance to pay accrued interest and for general corporate purposes.

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

    During fiscal 1997, we began a comprehensive review of our systems and applications for Year 2000 compliance. We also engaged an independent advisor to evaluate and assist us with our Year 2000 program. To date, we have completed the identification phase and we are 98% complete with the assessment phase of our Year 2000 conversion. We have included both information technology, such as purchased software and point-of-sale computer systems, and non-information technology equipment, such as warehouse conveyor systems, in our evaluations. In addition, we have identified our key third-party business partners and we are coordinating with them to address potential Year 2000 issues. These issues include data exchange with us as well as their shipping and warehousing processes.

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

    We currently anticipate that our Year 2000 identification, assessment, remediation and testing efforts, will be completed by September 30, 1999, although we will continue to run system tests throughout the remainder of the year. As of May 2, 1999, we have completed approximately 85% of our Year 2000 initiatives. To date, we have incurred and expensed approximately $0.9 million related to the assessment of and preliminary efforts in connection with our Year 2000 conversion project. To date, we have also capitalized approximately $5.3 million in connection with the replacement of certain hardware and software applications.

    We estimate the total remaining cost of our Year 2000 conversion to be $2.9 million, which is being funded with lease financing and operating cash flows. Of the total project cost, we attribute approximately $1.9 million to the purchase of new hardware and software which will be capitalized. We will expense the remaining $1.0 million as incurred during fiscal 1999.

    We have begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from our failure and the failure of certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. We are also currently finalizing contingency plans which we expect to be completed by August 1999. Elements of our contingency plans include: switching vendors, back-up systems or manual processes, and the potential stockpiling of certain products prior to the Year 2000.

    The costs of our Year 2000 conversion and the date on which we plan to complete the project are based upon our management's best estimates, which were derived utilizing numerous assumptions of future events. We cannot guarantee that we will achieve these estimates. Specific factors that could cause material differences between our actual results and our estimates include: (1) the availability and cost of personnel trained in this area; (2) the success of third parties in their Year 2000 conversion plans; (3) the cost of implementing contingency plans; and (4) the ability to locate and correct all relevant computer codes and similar uncertainties.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We were served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. This case is in the early stages of discovery. We were also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included a claim for punitive damages based on an unlawful conversion theory. On March 9, 1999, the Orange County court dismissed the conversion theory and claim for punitive damages but gave the plaintiff 30 days to refile an amended claim. These plaintiffs have since filed an amended complaint which also includes a claim for conversion and asks for punitive damages. We have again requested the court to eliminate these items from the case. The three cases have recently been "coordinated" before one judge in San Diego County. If these cases are permitted by the courts to proceed as a class action and are decided against us, our aggregate potential exposure could be material to our results of operations for the year in which the cases are ultimately decided. We do not believe, however, that such an adverse outcome, if it were to happen, would materially affect our financial position or our operations in subsequent periods. Although at this early stage in the litigation it is difficult to predict their outcomes with any certainty, we believe that we have meritorious defenses to all of these cases and intend to defend them vigorously.

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

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

    3.01*        Restated Certificate of Incorporation of the Company.

    3.02* Certificate of Correction to the Restated Certificate of Incorporation of the Company.

    3.03**       Amended and Restated By-laws of the Company.

   10.01*** CSK Auto Corporation 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999).

   10.02***      CSK Auto Corporation 1999 Employee Stock Option Plan.

   27.01         Financial Data Schedule.

------------

* Incorporated herein by reference to our Annual Report on Form 10-K, filed on May 4, 1998 (Reg. No. 001-13927).

** Incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (Reg. No. 001-13927).

*** Incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (Reg. No. 001-13927).

    (b)          Reports on Form 8-K: None

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CSK Auto Corporation

                                       By:  /s/   Don W. Watson
                                            -----------------------
                                            Don W. Watson
                                            Chief Financial Officer

DATED:  June 16, 1999

                               INDEX TO EXHIBITS

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

    3.01*        Restated Certificate of Incorporation of the Company.

    3.02* Certificate of Correction to the Restated Certificate of Incorporation of the Company.

    3.03**       Amended and Restated By-laws of the Company.

   10.01*** CSK Auto Corporation 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999).

   10.02***      CSK Auto Corporation 1999 Employee Stock Option Plan.

   27.01         Financial Data Schedule.

------------

* Incorporated herein by reference to our Annual Report on Form 10-K, filed on May 4, 1998 (Reg. No. 001-13927).

** Incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (Reg. No. 001-13927).

*** Incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (Reg. No. 001-13927).