Form 10-Q
period 1999-08-01
CSK AUTO CORP
filed 1999-09-15
CIK 1051848

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1999

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

                          Yes [X]               No [ ]

     As of September 7, 1999, CSK Auto Corporation had 27,826,114 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CSK AUTO CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               AUGUST 1,     JANUARY 31,
                                                                 1999           1999
                                                              -----------    -----------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................   $   6,625      $   7,490
Receivables, net of allowances of $1,879 and $1,703,
  respectively..............................................      57,333         58,867
Inventories.................................................     482,540        414,422
Assets held for sale........................................       3,444          5,018
Prepaid expenses and other current assets...................      21,934         18,295
                                                               ---------      ---------
          Total current assets..............................     571,876        504,092
                                                               ---------      ---------
Property and equipment, net.................................     119,270        105,037
Leasehold interests, net....................................       9,138          9,643
Deferred income taxes.......................................       6,370         10,695
Goodwill, net...............................................      54,231             --
Other assets, net...........................................      10,010          7,209
                                                               ---------      ---------
          Total assets......................................   $ 770,895      $ 636,676
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................   $ 129,763      $ 122,304
Accrued payroll and related expenses........................      24,945         25,962
Accrued expenses and other current liabilities..............      37,777         35,312
Current maturities of amounts due under Senior Credit
  Facility..................................................       1,840            840
Current maturities of capital lease obligations.............       7,691          8,749
Deferred income taxes.......................................       4,046          4,046
                                                               ---------      ---------
          Total current liabilities.........................     206,062        197,213
                                                               ---------      ---------
Amounts due under Senior Credit Facility....................     325,900        224,320
Obligations under 11% Senior Subordinated Notes.............      81,250         81,250
Obligations under capital leases............................      18,802         18,134
Other.......................................................      10,136         10,370
                                                               ---------      ---------
          Total non-current liabilities.....................     436,088        334,074
                                                               ---------      ---------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized;
     27,824,619 and 27,768,832 shares issued and outstanding
     at
     August 1, 1999 and January 31, 1999, respectively......         278            278
  Additional paid-in capital................................     290,875        289,820
  Stockholder receivable....................................        (615)        (1,018)
  Deferred compensation.....................................        (409)          (493)
  Accumulated deficit.......................................    (161,384)      (183,198)
                                                               ---------      ---------
          Total stockholders' equity........................     128,745        105,389
                                                               ---------      ---------
          Total liabilities and stockholders' equity........   $ 770,895      $ 636,676
                                                               =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                  -------------------------   -------------------------
                                                   AUGUST 1,     AUGUST 2,     AUGUST 1,     AUGUST 2,
                                                     1999          1998          1999          1998
                                                  -----------   -----------   -----------   -----------
Net sales.......................................  $   302,322   $   254,701   $   571,724   $   493,124
Cost of sales...................................      159,593       137,040       298,844       267,746
                                                  -----------   -----------   -----------   -----------
Gross profit....................................      142,729       117,661       272,880       225,378
Other costs and expenses:
  Operating and administrative..................      113,329        95,422       220,257       188,445
  Transition and integration expenses...........          619            --           619         3,075
  Write-off of unamortized management fee.......           --            --            --         3,643
                                                  -----------   -----------   -----------   -----------
Operating profit................................       28,781        22,239        52,004        30,215
Interest expense, net...........................        8,143         7,410        15,492        16,608
                                                  -----------   -----------   -----------   -----------
Income before income taxes, extraordinary loss
  and cumulative effect of change in accounting
  principle.....................................       20,638        14,829        36,512        13,607
Income tax expense..............................        7,945         5,487        13,957         5,017
                                                  -----------   -----------   -----------   -----------
Income before extraordinary loss and cumulative
  effect of change in accounting principle......       12,693         9,342        22,555         8,590
Extraordinary loss, net of $4,236 of
  income taxes..................................           --            --            --        (6,767)
                                                  -----------   -----------   -----------   -----------
Income before cumulative effect of change in
  accounting principle..........................       12,693         9,342        22,555         1,823
Cumulative effect of change in accounting
  principle, net of $468 of income taxes........           --            --          (741)           --
                                                  -----------   -----------   -----------   -----------
Net income......................................  $    12,693   $     9,342   $    21,814   $     1,823
                                                  ===========   ===========   ===========   ===========
Basic earnings (loss) per share:
  Income before extraordinary loss and
     cumulative effect of change in accounting
     principle..................................  $      0.46   $      0.34   $      0.81   $      0.33
  Extraordinary loss, net of income taxes.......           --            --            --         (0.26)
                                                  -----------   -----------   -----------   -----------
  Income before cumulative effect of change in
     accounting principle.......................         0.46          0.34          0.81          0.07
  Cumulative effect of change in accounting
     principle, net of income taxes.............           --            --         (0.03)           --
                                                  -----------   -----------   -----------   -----------
  Net income....................................  $      0.46   $      0.34   $      0.78   $      0.07
                                                  ===========   ===========   ===========   ===========
  Shares used in computing per share amounts....   27,814,773    27,738,388    27,800,049    25,653,223
                                                  ===========   ===========   ===========   ===========
Diluted earnings (loss) per share:
  Income before extraordinary loss and
     cumulative effect of change in accounting
     principle..................................  $      0.44   $      0.33   $      0.78   $      0.32
  Extraordinary loss, net of income taxes.......           --            --            --         (0.25)
                                                  -----------   -----------   -----------   -----------
  Income before cumulative effect of change in
     accounting principle.......................         0.44          0.33          0.78          0.07
  Cumulative effect of change in accounting
     principle, net of income taxes.............           --            --         (0.02)           --
                                                  -----------   -----------   -----------   -----------
  Net income....................................  $      0.44   $      0.33   $      0.76   $      0.07
                                                  ===========   ===========   ===========   ===========
  Shares used in computing per share amounts....   28,673,234    28,662,448    28,804,643    26,578,154
                                                  ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      COMMON STOCK      ADDITIONAL
                                   ------------------    PAID-IN     STOCKHOLDER     DEFERRED     ACCUMULATED    TOTAL
                                     SHARES    AMOUNT    CAPITAL     RECEIVABLE    COMPENSATION     DEFICIT      EQUITY
                                   ----------  ------   ----------   -----------   ------------   -----------   --------
Balances at January 31, 1999.....  27,768,832   $278     $289,820      $(1,018)       $(493)       $(183,198)   $105,389
Amortization of deferred
  compensation (unaudited).......          --     --           --           --           84               --          84
Recovery of stockholder
  receivable (unaudited).........          --     --           --          403           --               --         403
Exercise of options
  (unaudited)....................      55,787     --          671           --           --               --         671
Tax benefit relating to stock
  option exercises (unaudited)...          --     --          384           --           --               --         384
Net income (unaudited)...........          --     --           --           --           --           21,814      21,814
                                   ----------   ----     --------      -------        -----        ---------    --------
Balances at August 1, 1999
  (unaudited)....................  27,824,619   $278     $290,875      $  (615)       $(409)       $(161,384)   $128,745
                                   ==========   ====     ========      =======        =====        =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               TWENTY-SIX WEEKS ENDED
                                                              ------------------------
                                                              AUGUST 1,     AUGUST 2,
                                                                 1999          1998
                                                              ----------    ----------
Cash flows provided by (used in) operating activities:
  Net income................................................  $  21,814      $  1,823
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization of property and
      equipment.............................................     11,432        10,552
     Amortization of goodwill...............................        283            --
     Amortization of leasehold interests....................        400           475
     Amortization of other deferred charges.................        217           360
     Amortization of deferred financing costs...............        505           539
     Tax benefit relating to stock option exercises.........        384            --
     Extraordinary loss on early retirement of debt, net of
      income taxes..........................................         --         6,767
     Cumulative effect of change in accounting principle,
      net of income taxes...................................        741            --
     Write-off of unamortized management fee................         --         3,643
     Deferred income taxes..................................      4,793         5,017
     Change in operating assets and liabilities, net of
      effects of acquisition:
       Receivables..........................................      1,822        (3,854)
       Inventories..........................................    (48,056)       (1,168)
       Prepaid expenses and other current assets............     (1,543)       (2,881)
       Accounts payable.....................................     (5,486)        2,726
       Accrued payroll, accrued expenses and other current
        liabilities.........................................         28        (2,990)
     Other operating activities.............................     (2,890)       (4,303)
                                                              ---------      --------
     Net cash provided by (used in) operating activities....    (15,556)       16,706
                                                              ---------      --------
Cash flows provided by (used in) investing activities:
  Store acquisition, net of cash acquired...................    (62,063)           --
  Capital expenditures......................................    (19,924)      (18,640)
  Expenditures for assets held for sale.....................     (2,582)      (12,156)
  Proceeds from sale of property and equipment and assets
     held for sale..........................................      2,488        14,910
  Due to affiliate..........................................         --        (1,000)
  Other investing activities................................        (30)         (139)
                                                              ---------      --------
     Net cash used in investing activities..................    (82,111)      (17,025)
                                                              ---------      --------
Cash flows provided by (used in) financing activities:
  Borrowings under Senior Credit Facility...................    242,000        65,000
  Payments under Senior Credit Facility.....................   (139,420)      (63,645)
  Issuance of common stock in initial public offering.......         --       172,482
  Underwriter's discount and other IPO costs................         --       (13,771)
  Premiums paid upon early retirement of debt...............         --        (4,875)
  Retirement of 11% Senior Subordinated Notes...............         --       (43,750)
  Retirement of 12% Subordinated Notes......................         --       (50,000)
  Payment of Senior Credit Facility with public offering
     proceeds...............................................         --       (53,825)
  Payment of debt issuance costs............................     (1,646)           --
  Payments on capital lease obligations.....................     (4,774)       (4,472)
  Recovery of stockholder receivable........................        403           150
  Exercise of options.......................................        671            --
  Other financing activities................................       (432)         (249)
                                                              ---------      --------
     Net cash provided by financing activities..............     96,802         3,045
                                                              ---------      --------
     Net increase (decrease) in cash and cash equivalents...       (865)        2,726
Cash and cash equivalents, beginning of period..............      7,490         4,852
                                                              ---------      --------
Cash and cash equivalents, end of period....................  $   6,625      $  7,578
                                                              =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1999

     CSK Auto Corporation is a holding company. At August 1, 1999, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary ("Auto"). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the "Company."

     Auto is a specialty retailer of automotive aftermarket parts and accessories. At August 1, 1999, the Company operated 926 stores in 17 Western and Northern Plains states as a fully integrated company under four brand names:
Checker Auto Parts, founded in 1969 and operating in the Southwestern and Rocky Mountain states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; Kragen Auto Parts, founded in 1947 and operating primarily in California; and Big Wheel/Rossi, founded in 1944 and operating in the Northern Plains.

NOTE 1 -- BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended January 31, 1999, as included in the Company's Annual Report on Form 10-K filed on April 28, 1999.

NOTE 2 -- INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management's estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $421.9 million and $356.7 million at August 1, 1999 and January 31, 1999, respectively.

NOTE 3 -- EARNINGS PER SHARE

     Calculation of shares used in computing per share amounts is summarized as follows (unaudited):

                                                    THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                   -----------------------   -----------------------
                                                   AUGUST 1,    AUGUST 2,    AUGUST 1,    AUGUST 2,
                                                      1999         1998         1999         1998
                                                   ----------   ----------   ----------   ----------
  Common stock outstanding:
     Beginning of period.........................  27,805,466   27,738,388   27,768,832   19,113,388
                                                   ==========   ==========   ==========   ==========
     End of period...............................  27,824,619   27,738,388   27,824,619   27,738,388
                                                   ==========   ==========   ==========   ==========
  Issued during the period.......................      19,153           --       55,787    8,625,000
                                                   ==========   ==========   ==========   ==========
  Weighted average number of shares (Basic)......  27,814,773   27,738,388   27,800,049   25,653,223
  Effects of dilutive securities.................     858,461      924,060    1,004,594      924,931
                                                   ----------   ----------   ----------   ----------
  Weighted average number of shares (Dilutive)...  28,673,234   28,662,448   28,804,643   26,578,154
                                                   ==========   ==========   ==========   ==========

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." The SOP defines the characteristics of internal-use computer software, the criteria for capitalization and financial statement disclosure requirements. The SOP is effective for fiscal years

                      CSK AUTO CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1999

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

NOTE 5 -- BIG WHEEL ACQUISITION

     On June 30, 1999, the Company acquired substantially all of the assets of Apsco Products Company dba Big Wheel/Rossi ("Big Wheel"), the leading retailer of auto parts in the Northern Plains states. Big Wheel operated 86 stores in Minnesota, North Dakota and Wisconsin along with a distribution center in Minnesota. The Company is in the process of converting these stores to the Checker name and store format and integrating these stores into the Company's operations.

     The Company paid approximately $62.1 million in cash for substantially all the assets and assumed certain current liabilities and indebtedness of Big Wheel. The acquisition was funded with proceeds from the Senior Credit Facility. In connection with the acquisition, the Company amended and restated the Senior Credit Facility to provide an additional $125.0 million of senior term loan borrowing ability.

     In connection with the integration of the Big Wheel stores, the Company will incur one-time transition and integration expenses estimated to be $7.0 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $0.6 million of such expenses were incurred during the second quarter of fiscal 1999 with the balance expected to be incurred during the third and fourth quarters of fiscal 1999. In addition, the Company will incur one-time capital expenditures of approximately $6.0 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company's store-level information systems in the Big Wheel stores. All of such capital expenditures are expected to be incurred during the third and fourth quarters of fiscal 1999.

     The Big Wheel acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from July 1, 1999, the first day of operations subsequent to the acquisition, and were not material.

NOTE 6 -- LEGAL MATTERS

     The Company was served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. The Company was also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims

                      CSK AUTO CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1999

to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included claims for punitive damages and unlawful conversion, but the Court subsequently dismissed both of these claims. The three cases have recently been "coordinated" before one judge in San Diego County and discovery is being conducted by the parties. If these cases are permitted by the courts to proceed as a class action and are decided against the Company, the aggregate potential exposure could be material to results of operations or cash flows for the year in which the cases are ultimately decided. The Company does not believe, however, that such an adverse outcome, if it were to happen, would materially affect the Company's financial position, operations or cash flows in subsequent periods. Although at this stage in the litigation it is difficult to predict its outcome with any certainty, the Company believes that there are meritorious defenses to all of these cases and intends to defend them vigorously.

     The Company currently and from time to time is involved in other litigation incidental to the conduct of business. The damages claimed in some of these litigations are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to its consolidated financial condition, results of operations or cash flows.

NOTE 7 -- SUBSEQUENT EVENTS

     On August 20, 1999, the Company entered into a definitive agreement with PACCAR Inc. to acquire PACCAR's wholly-owned subsidiary which operates 192 stores under the trade names of Grand Auto Supply and Al's Auto Supply in Washington, California, Idaho, Oregon, Nevada and Alaska. Based on the agreement, the Company will pay approximately $143.2 million in cash for the stock of PACCAR's subsidiary. The Company plans to fund the purchase through its Senior Credit Facility, which will be increased. The transaction is expected to close in October 1999.

     On August 16, 1999, the Company entered into a definitive agreement to purchase Automotive Information Systems ("AIS"). AIS, based in St. Paul, Minnesota, is a leading provider of diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers and the Do-It-Yourself consumer. The Company paid approximately $10 million in cash for AIS and funded the acquisition through its Senior Credit Facility. The transaction closed on September 7, 1999.

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

RESULTS OF OPERATIONS

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

                                                           THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                          ----------------------    -----------------------
                                                          AUGUST 1,    AUGUST 2,    AUGUST 1,     AUGUST 2,
                                                            1999         1998         1999          1998
                                                          ---------    ---------    ---------     ---------
Net sales...............................................    100.0%       100.0%       100.0%        100.0%
Cost of sales...........................................     52.8         53.8         52.3          54.3
                                                            -----        -----        -----         -----
Gross profit............................................     47.2         46.2         47.7          45.7
Operating and administrative............................     37.5         37.5         38.5          38.2
Transition and integration expenses.....................      0.2           --          0.1           0.6
Write-off of unamortized management fee.................       --           --           --           0.7
                                                            -----        -----        -----         -----
Operating profit........................................      9.5          8.7          9.1           6.2
Interest expense, net...................................      2.7          2.9          2.7           3.4
                                                            -----        -----        -----         -----
Income before income taxes, extraordinary loss and
  cumulative effect of change in accounting principle...      6.8          5.8          6.4           2.8
Income tax expense......................................      2.6          2.2          2.5           1.0
                                                            -----        -----        -----         -----
Income before extraordinary loss and cumulative effect
  of change in accounting principle.....................      4.2          3.6          3.9           1.8
Extraordinary loss, net of income taxes.................       --           --           --          (1.4)
                                                            -----        -----        -----         -----
Income before cumulative effect of change in accounting
  principle.............................................      4.2          3.6          3.9           0.4
Cumulative effect of change in accounting principle, net
  of income taxes.......................................       --           --         (0.1)           --
                                                            -----        -----        -----         -----
Net income..............................................      4.2%         3.6%         3.8%          0.4%
                                                            =====        =====        =====         =====

  Thirteen Weeks Ended August 1, 1999 Compared to Thirteen Weeks Ended August 2, 1998

     Net sales for the thirteen weeks ended August 1, 1999 (the "second quarter of fiscal 1999") increased $47.6 million, or 18.7%, over net sales for the thirteen week period ended August 2, 1998 (the "second quarter of fiscal 1998"). This increase reflects both a comparable store sales increase of 6% and an increase in the number of stores operated. During the second quarter of fiscal 1999, we acquired 86 former Big Wheel/Rossi stores ("Big Wheel") from Apsco Products Company, which stores produced $7.5 million in net sales during the portion of the quarter that we owned them. In addition to the Big Wheel stores, during the second quarter of fiscal 1999 we opened 18 new stores, relocated 6 stores and expanded 3 stores. At August 1, 1999, we had 926 stores in operation compared to 747 stores at the end of the second quarter of fiscal 1998.

     Gross profit for the second quarter of fiscal 1999 was $142.7 million, or 47.2% of net sales, compared to $117.7 million, or 46.2% of net sales, for the comparable period of fiscal 1998. The increase in gross profit percentage primarily resulted from our ability to obtain generally better pricing and more favorable terms and support from our vendors due to increased purchase volume, improved financial performance and stronger capitalization.

     Operating and administrative expenses increased by $17.9 million to $113.3 million, or 37.5% of net sales, for the second quarter of fiscal 1999 from $95.4 million, or 37.5% of net sales, for the comparable period of fiscal 1998. The dollar increase is primarily the result of the operating costs of new stores.

     Operating profit increased to $28.8 million, or 9.5% of net sales, for the second quarter of fiscal 1999 compared to $22.2 million or 8.7% of net sales for the comparable period of fiscal 1998, due to the factors cited above. In addition, the current period operating profit includes $0.6 million of expense associated with the integration of the Big Wheel stores into our operations.

     Interest expense for the second quarter of fiscal 1999 totaled $8.1 million compared to $7.4 million for the second quarter of fiscal 1998. The expense increased primarily as a result of the additional indebtedness incurred to fund the Big Wheel acquisition in the second quarter of 1999.

     Income tax expense for the second quarter of fiscal 1999 was $7.9 million compared to an income tax expense of $5.5 million for the comparable period of fiscal 1998. Our effective tax rate increased during the 1999 period to approximately 38.5% of pre-tax income from approximately 37.0% in the comparable 1998 period as a result of certain tax credits that were realized in the prior year which were not available in the current year.

     As a result of the above factors, net income increased to $12.7 million, or $0.44 per diluted common share, for the second quarter of fiscal 1999, compared to a net income of $9.3 million, or $0.33 per diluted common share, for the second quarter of fiscal 1998.

  Twenty-six Weeks Ended August 1, 1999 Compared to Twenty-six Weeks Ended August 2, 1998

     Net sales for the twenty-six weeks ended August 1, 1999 (the "first half of fiscal 1999"), increased $78.6 million, or 15.9%, over net sales for the twenty-six week period ended August 2, 1998 (the "first half of fiscal 1998"). This increase reflects both a comparable store sales increase of 5% and an increase in the number of stores operated. During the second quarter of fiscal 1999, we acquired 86 former Big Wheel stores, which produced $7.5 million in net sales during the portion of the fiscal year that we owned them. In addition to the Big Wheel stores, during the first half of fiscal 1999 we opened 35 new stores, relocated 11 stores, expanded 7 stores, acquired 2 stores and closed 4 stores in addition to those closed due to relocation. At August 1, 1999, we had 926 stores in operation compared to 747 stores at the end of the first half of fiscal 1998.

     Gross profit for the first half of fiscal 1999 was $272.9 million, or 47.7% of net sales, compared to $225.4 million, or 45.7% of net sales, for the comparable period of fiscal 1998. The increase in gross profit percentage primarily resulted from our ability to obtain generally better pricing and more favorable terms and support from our vendors due to increased purchase volume, improved financial performance and stronger capitalization.

     Operating and administrative expenses increased by $31.8 million to $220.3 million, or 38.5% of net sales, for the first half of fiscal 1999 from $188.4 million, or 38.2% of net sales, for the comparable period of fiscal 1998. The increase is primarily the result of the operating costs of new stores.

     Operating profit increased to $52.0 million, or 9.1% of net sales, for the first half of fiscal 1999 from $30.2 million, or 6.2% of net sales for the comparable period of fiscal 1998, due to the factors cited above. During the first quarter of fiscal 1998, we incurred $3.1 million of expenses associated with the integration of the stores acquired in December 1997 from Trak Auto Corporation and a $3.6 million non-recurring charge associated with the termination of a management agreement as a result of our initial public offering ("IPO").

     Interest expense for the first half of fiscal 1999 totaled $15.5 million compared to $16.6 million for the comparable period of fiscal 1998. Interest expense decreased as a result of the reduction of debt in the 1998 period relating of the early retirement of approximately $147.6 million of outstanding debt with the proceeds of our IPO. However, this was offset by the additional borrowings used to fund the Big Wheel acquisition in the second quarter of 1999. In addition, generally lower interest rates were paid during fiscal 1999 on our variable rate debt. The retirement of the debt in fiscal 1998 also produced an extraordinary loss of $6.8 million, net of income tax, which consisted primarily of prepayment premiums paid in connection with the redemption of debt and the write-off of a portion of deferred debt issuance costs.

     Income tax expense for the first half of fiscal 1999 was $14.0 million compared to an income tax expense of $5.0 million for the comparable 1998 period. Our effective tax rate increased during the 1999 period to approximately 38.2% of pre-tax income from approximately 36.9% in the comparable 1998 period as a result of certain tax credits that were realized in the prior year which were not available in the current year.

     The first half of fiscal 1999 was affected by a charge of $0.7 million, net of income tax, relating to the cumulative effect of a change in accounting principle associated with the adoption of SOP 98-5. See Note 4 to the Consolidated Financial Statements.

     As a result of the above factors, net income increased to $21.8 million, or $0.76 per diluted common share, for the first half of fiscal 1999, compared to a net income of $1.8 million, or $0.07 per diluted common share, for the comparable period of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We finance our cash requirements with cash flow from operations, funds from our leasing facility and borrowings under our revolving credit facility. At August 1, 1999, we had net working capital of approximately $365.8 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $63.0 million. We also have access to an off-balance sheet operating lease facility that is used to finance new store construction. The facility provides up to $112.2 million of funding for the acquisition and development of up to 94 new stores through December 31, 2000. As of August 1, 1999, none of this $112.2 million leasing facility had been utilized. Under a similar agreement that expired on May 31, 1999 with respect to the addition of new properties, we had approximately $94.6 million committed, with $34.7 million remaining to be funded for stores that were previously identified for development but not completed by May 31, 1999. Other than the borrowings associated with the acquisition discussed below and the PACCAR and AIS acquisitions (see note 7 to the Consolidated Financial Statements), we believe that cash flow from operations combined with the availability of funds under the leasing facility and the revolving credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

     We paid approximately $62.1 million in cash for substantially all the assets and assumed certain current liabilities and indebtedness of Big Wheel. The acquisition was funded with proceeds from the Senior Credit Facility. In connection with the acquisition, we amended and restated the Senior Credit Facility to provide an additional $125.0 million of senior term loan borrowing ability. We used $63.7 million, which included $1.6 million in debt issuance costs, of this facility in conjunction with the Big Wheel acquisition and the remaining $61.3 million was used to fund transition costs and to reduce the balance of the revolving credit portion of the Senior Credit Facility.

     We are in the process of converting the Big Wheel stores that we acquired in the second quarter of fiscal 1999 to the Checker name and store format and integrating these stores into our operations. In connection with the integration of the Big Wheel stores, we will incur one-time transition and integration expenses estimated to be $7.0 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $0.6 million of such expenses were incurred during the second quarter of fiscal 1999 with the balance expected to be incurred during the third and fourth quarters of fiscal 1999. In addition, we will incur one-time capital expenditures of approximately $6.0 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in the Big Wheel stores. All of such capital expenditures are expected to be incurred during the third and fourth quarters of fiscal 1999.

     We acquired 88 stores and opened 53 new, relocated or expanded stores in the first half of fiscal 1999 compared to 54 new, relocated or expanded stores in the first half of fiscal 1998. In light of the recently announced acquisitions of both the Big Wheel/Rossi stores and the Grand and Al's Auto Supply stores, we have revised our new store development plan for the remainder of fiscal 1999. During the second half of fiscal 1999, we now expect to open, relocate or expand an additional 67 stores. We anticipate that the majority of new, relocated or expanded stores will be financed by our lease facility under arrangements structured as operating leases that require no net capital expenditures by us except for fixtures and store equipment.

     For the first half of fiscal 1999, net cash used in operating activities was $15.6 million compared to $16.7 million of cash provided by operating activities during the comparable period of fiscal 1998. The largest component of the change in cash flow from operating activities relates to our investment in inventories, where $48.1 million of cash was used in operating activities during fiscal 1999 compared to $1.2 million used for such purposes during fiscal 1998. The increase in inventories reflects the increase in number of stores operated, a seasonal build-up of certain products in anticipation of the higher volume summer selling season and the acquisition of the Big Wheel/Rossi business.

     Net cash used in investing activities totaled $82.1 million for the first half of fiscal 1999, compared to $17.0 million in the comparable period of fiscal 1998. The increase in cash used in investing activities was primarily the result of $62.1 million used in the Big Wheel acquisition.

     Net cash provided by financing activities totaled $96.8 million for the first half of fiscal 1999 compared to $3.0 million in the comparable period of fiscal 1998. In the 1999 period, we used $102.6 million of net borrowings under the Senior Credit Facility primarily relating to the Big Wheel acquisition, made payments of $4.8 million on capital lease obligations, incurred $1.6 million of debt issuance costs, received $0.4 million of stockholder receivables, received $0.7 million in proceeds from stock option exercises and paid $0.4 in connection with other financing activities. In the 1998 period, we borrowed $65.0 million under the Senior Credit Facility, made payments under the Senior Credit Facility of $63.6 million, made payments of capital lease obligations of $4.5 million, received $0.2 million of stockholder receivables and paid $0.2 million in connection with other financing activities. In addition, during the 1998 period we received gross proceeds of $172.5 million in connection with our IPO, which were applied as follows: (1) $13.8 million to pay underwriters' discounts and other transaction costs; (2) $50.0 million to retire all outstanding 12% Subordinated Notes; (3) $43.8 million to retire certain of the 11% Senior Subordinated Notes; (4) $53.8 million to pay certain outstanding balances under the Senior Credit Facility; and (5) $4.9 million to pay premiums in connection with the retirement of certain of the aforementioned debt instruments and the balance to pay accrued interest and for general corporate purposes.

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

     During fiscal 1997, we began a comprehensive review of our systems and applications for Year 2000 compliance. We also engaged an independent advisor to evaluate and assist us with our Year 2000 program. To date, we have completed the identification phase and we are 99% complete with the assessment phase of our Year 2000 conversion. We have included both information technology, such as purchased software and point-of-sale computer systems, and non-information technology equipment, such as warehouse conveyor systems, in our evaluations. In addition, we have identified our key third-party business partners and we are coordinating with them to address potential Year 2000 issues. These issues include data exchange with us as well as their shipping and warehousing processes.

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

     We currently anticipate that our Year 2000 remediation and testing efforts will be completed by November 15, 1999, although we will continue to run system tests throughout the remainder of the year. As of August 1, 1999, we have completed approximately 91% of our Year 2000 efforts. To date, we have incurred and expensed approximately $0.9 million related to the assessment of and preliminary efforts in connection with our Year 2000 conversion project. To date, we have also capitalized approximately $5.8 million in connection with the replacement of certain hardware and software applications.

     We estimate the total remaining cost of our Year 2000 conversion to be $1.4 million, which is being funded with lease financing and operating cash flows. Of the total project cost, we attribute approximately $0.9 million to the purchase of new hardware and software which will be capitalized. We will expense the remaining $0.5 million as incurred during fiscal 1999.

     We have begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from our failure and the failure of certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. We are also currently finalizing contingency plans which we expect to be completed by the end of September 1999. Elements of our contingency plans include: switching vendors, back-up systems or manual processes, and the potential stockpiling of certain products prior to the Year 2000.

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

FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management's assumptions and beliefs in light of the information currently available. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors that may cause differences are identified in our Annual Report on Form 10-K, and are incorporated herein by reference.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We were served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. We were also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included claims for punitive damages and unlawful conversion, but the Court subsequently dismissed both of these claims. The three cases have recently been "coordinated" before one judge in San Diego County and discovery is being conducted by the parties. If these cases are permitted by the courts to proceed as a class action and are decided against us, our aggregate potential exposure could be material to our results of operations or cash flows for the year in which the cases are ultimately decided. We do not believe, however, that such an adverse outcome, if it were to happen, would materially affect our financial position, operations or cash flows in subsequent periods. Although at this stage in the litigation it is difficult to predict their outcomes with any certainty, we believe that we have meritorious defenses to all of these cases and intend to defend them vigorously.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders on June 8, 1999. The following are the results of certain matters voted upon at the meeting:

I. Stockholders elected thirteen directors to serve until the 2000 Annual Meeting of Stockholders. The stockholders voted as follows:

DIRECTORS                                                   VOTE FOR     WITHHELD
---------                                                  ----------    ---------
Maynard Jenkins..........................................  25,419,426      231,610
James Bazlen.............................................  25,419,451      231,585
John F. Antioco..........................................  25,186,751      464,285
James O. Egan............................................  25,414,421      236,615
Morton Godlas............................................  25,439,136      211,900
Charles K. Marquis.......................................  25,418,451      232,585
Christopher J. O'Brien...................................  24,354,667    1,296,369
Charles J. Philippin.....................................  25,418,451      232,585
Robert Smith.............................................  25,418,481      232,555
Christopher J. Stadler...................................  25,418,406      232,630
Jules Trump..............................................  25,419,481      231,555
Eddie Trump..............................................  25,413,481      237,555
Savio W. Tung............................................  25,418,481      232,555

II. Stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for the 1999 fiscal year ending January 30, 2000. The stockholders voted as follows:

        For:  25,648,971  Against:  1,065  Abstain:  1,000

III. Stockholders approved the CSK Auto Corporation Directors Stock Plan, which allows us to make stock-based awards to our non-employee directors of up to an aggregate of 50,000 shares of common stock. The stockholders voted as follows:

        For:  23,094,405  Against:  2,554,906  Abstain:  1,725

IV. Stockholders approved the 1999 Amendment and Restatement to the 1996 Executive Stock Option Plan, increasing the maximum number of shares for which we may grant options to a total of 744,200 shares of common stock. The stockholders voted as follows:

        For:  18,861,379  Against:  6,775,087  Abstain:  14,570

V. Stockholders approved an amendment to the Terms for Issuance of Bonus Options to certain of our executives under the Amended and Restated 1996 Employee Stock Option Plan. The stockholders voted as follows:

        For:  20,105,337  Against:  5,531,229  Abstain:  14,470

VI. Stockholders approved the adoption of the 1999 Employee Stock Option Plan, which allows us to grant options to our employees of up to a maximum of 750,000 shares of common stock. The stockholders voted as follows:

        For:  18,142,165  Against:  7,507,701  Abstain:  1,170

VII. Stockholders approved the adoption of the 1999 Executive Incentive Program covering our two most senior executives. The stockholders voted as follows:

        For:  25,594,357  Against:  55,409  Abstain:  1,270

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

3.01 Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company's annual report on Form 10-K, filed on May 4, 1998
       (File No. 001-13927).
3.02 Certificate of Correction of the Company, incorporated herein by reference to Exhibit 3.02 of the Company's annual report on Form 10-K, filed on May 4, 1998 (File No.
       001-13927).
3.03 Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company's annual report on Form 10-K, filed on April 28, 1999 (File No.
       001-13927).
4.01   Second Amended and Restated Credit Agreement, dated as of
       June 30, 1999, among CSK Auto, Inc., The Chase Manhattan
       Bank, Lehman Commercial Paper Inc. and the lenders from time to time parties thereto.
27.01  Financial Data Schedule.

     (b)  Reports on Form 8-K: None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CSK Auto Corporation

                                       By: /s/ DON W. WATSON
                                         ---------------------------------------
                                         Don W. Watson
                                         Chief Financial Officer

DATED:  September 14, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
3.01          Restated Certificate of Incorporation of the Company,
              incorporated herein by reference to Exhibit 3.01 of the
              Company's annual report on Form 10-K, filed on May 4, 1998
              (File No. 001-13927).
3.02          Certificate of Correction of the Company, incorporated
              herein by reference to Exhibit 3.02 of the Company's annual report on Form 10-K, filed on May 4, 1998 (File No.
              001-13927).
3.03          Amended and Restated By-Laws of the Company, incorporated
              herein by reference to Exhibit 3.03 of the Company's annual report on Form 10-K, filed on April 28, 1999 (File No.
              001-13927).
4.01          Second Amended and Restated Credit Agreement, dated as of
              June 30, 1999, among CSK Auto, Inc., The Chase Manhattan
              Bank, Lehman Commercial Paper Inc. and the lenders from time to time parties thereto.
27.01         Financial Data Schedule.