Form 10-Q
period 1999-10-31
CSK AUTO CORP
filed 1999-12-15
CIK 1051848

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

                               Yes [X]     No [ ]

     As of December 10, 1999, CSK Auto Corporation had 27,834,003 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CSK AUTO CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              OCTOBER 31,    JANUARY 31,
                                                                 1999           1999
                                                              -----------    -----------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................  $   13,576      $   7,490
Receivables, net of allowances of $2,617 and $1,703,
  respectively..............................................      71,881         58,867
Inventories.................................................     611,212        414,422
Assets held for sale........................................       7,043          5,018
Prepaid expenses and other current assets...................      19,375         18,295
                                                              ----------      ---------
          Total current assets..............................     723,087        504,092
                                                              ----------      ---------
Property and equipment, net.................................     153,807        105,037
Leasehold interests, net....................................       8,650          9,643
Deferred income taxes.......................................       8,531         10,695
Goodwill, net...............................................     122,826            193
Other assets, net...........................................      13,012          7,016
                                                              ----------      ---------
          Total assets......................................  $1,029,913      $ 636,676
                                                              ==========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $  156,538      $ 122,304
Accrued payroll and related expenses........................      39,020         25,962
Accrued expenses and other current liabilities..............      64,579         35,312
Current maturities of amounts due under Senior Credit
  Facility..................................................       1,840            840
Current maturities of capital lease obligations.............       8,818          8,749
Deferred income taxes.......................................       4,046          4,046
                                                              ----------      ---------
          Total current liabilities.........................     274,841        197,213
                                                              ----------      ---------
Amounts due under Senior Credit Facility....................     501,900        224,320
Obligations under 11% Senior Subordinated Notes.............      81,250         81,250
Obligations under capital leases............................      22,942         18,134
Other.......................................................       8,487         10,370
                                                              ----------      ---------
          Total non-current liabilities.....................     614,579        334,074
                                                              ----------      ---------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 27,827,057 and 27,768,832 shares issued and
     outstanding at October 31, 1999 and January 31, 1999,
     respectively...........................................         278            278
  Additional paid-in capital................................     290,913        289,820
  Stockholder receivable....................................        (615)        (1,018)
  Deferred compensation.....................................        (367)          (493)
  Accumulated deficit.......................................    (149,716)      (183,198)
                                                              ----------      ---------
          Total stockholders' equity........................     140,493        105,389
                                                              ----------      ---------
          Total liabilities and stockholders' equity........  $1,029,913      $ 636,676
                                                              ==========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                   -------------------------   -------------------------
                                                   OCTOBER 31,   NOVEMBER 1,   OCTOBER 31,   NOVEMBER 1,
                                                      1999          1998          1999          1998
                                                   -----------   -----------   -----------   -----------
Net sales........................................  $   331,320   $   263,142   $   903,044   $   756,266
Cost of sales....................................      170,946       136,111       469,790       403,857
                                                   -----------   -----------   -----------   -----------
Gross profit.....................................      160,374       127,031       433,254       352,409
Other costs and expenses:
  Operating and administrative...................      125,661       103,397       344,420       291,838
  Store closing costs............................          234           124         1,445           128
  Transition and integration expenses............        3,551            --         4,170         3,075
  Goodwill amortization..........................          432            --           719            --
  Write-off of unamortized management fee........           --            --            --         3,643
                                                   -----------   -----------   -----------   -----------
Operating profit.................................       30,496        23,510        82,500        53,725
Interest expense, net............................       11,524         6,924        27,016        23,532
                                                   -----------   -----------   -----------   -----------
Income before income taxes, extraordinary loss
  and cumulative effect of change in accounting
  principle......................................       18,972        16,586        55,484        30,193
Income tax expense...............................        7,304         6,059        21,261        11,076
                                                   -----------   -----------   -----------   -----------
Income before extraordinary loss and cumulative
  effect of change in accounting principle.......       11,668        10,527        34,223        19,117
Extraordinary loss, net of $4,236 of income
  taxes..........................................           --            --            --        (6,767)
                                                   -----------   -----------   -----------   -----------
Income before cumulative effect of change in
  accounting principle...........................       11,668        10,527        34,223        12,350
Cumulative effect of change in accounting
  principle, net of $468 of income taxes.........           --            --          (741)           --
                                                   -----------   -----------   -----------   -----------
Net income.......................................  $    11,668   $    10,527   $    33,482   $    12,350
                                                   ===========   ===========   ===========   ===========
Basic earnings (loss) per share:
  Income before extraordinary loss and cumulative
    effect of change in accounting principle.....  $      0.42   $      0.38   $      1.23   $      0.73
  Extraordinary loss, net of income taxes........           --            --            --         (0.26)
                                                   -----------   -----------   -----------   -----------
  Income before cumulative effect of change in
    accounting principle.........................         0.42          0.38          1.23          0.47
  Cumulative effect of change in accounting
    principle, net of income taxes...............           --            --         (0.03)           --
                                                   -----------   -----------   -----------   -----------
  Net income.....................................  $      0.42   $      0.38   $      1.20   $      0.47
                                                   ===========   ===========   ===========   ===========
  Shares used in computing per share amounts.....   27,826,096    27,738,468    27,808,757    26,348,305
                                                   ===========   ===========   ===========   ===========
Diluted earnings (loss) per share:
  Income before extraordinary loss and cumulative
    effect of change in accounting principle.....  $      0.41   $      0.37   $      1.19   $      0.70
  Extraordinary loss, net of income taxes........           --            --            --         (0.25)
                                                   -----------   -----------   -----------   -----------
  Income before cumulative effect of change in
    accounting principle.........................         0.41          0.37          1.19          0.45
  Cumulative effect of change in accounting
    principle, net of income taxes...............           --            --         (0.02)           --
                                                   -----------   -----------   -----------   -----------
  Net income.....................................  $      0.41   $      0.37   $      1.17   $      0.45
                                                   ===========   ===========   ===========   ===========
  Shares used in computing per share amounts.....   28,502,784    28,579,609    28,708,125    27,253,660
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

                      CSK AUTO CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 COMMON STOCK       ADDITIONAL
                              -------------------    PAID-IN     STOCKHOLDER     DEFERRED     ACCUMULATED    TOTAL
                                SHARES     AMOUNT    CAPITAL     RECEIVABLE    COMPENSATION     DEFICIT      EQUITY
                              ----------   ------   ----------   -----------   ------------   -----------   --------
Balances at January 31,
  1999......................  27,768,832    $278     $289,820      $(1,018)       $(493)       $(183,198)   $105,389
Amortization of deferred
compensation (unaudited)....          --      --           --           --          126               --         126
Recovery of stockholder
  receivable (unaudited)....          --      --           --          403           --               --         403
Exercise of options
  (unaudited)...............      58,225      --          700           --           --               --         700
Tax benefit relating to
  stock option exercises
  (unaudited)...............          --      --          393           --           --               --         393
Net income (unaudited)......          --      --           --           --           --           33,482      33,482
                              ----------    ----     --------      -------        -----        ---------    --------
Balances at October 31, 1999
  (unaudited)...............  27,827,057    $278     $290,913      $  (615)       $(367)       $(149,716)   $140,493
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

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THIRTY-NINE WEEKS ENDED
                                                              --------------------------
                                                              OCTOBER 31,    NOVEMBER 1,
                                                                 1999           1998
                                                              -----------    -----------
Cash flows provided by (used in) operating activities:
  Net income................................................   $  33,482      $ 12,350
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization of property and
      equipment.............................................      18,271        15,706
     Amortization of goodwill...............................         719            --
     Amortization of leasehold interests....................         588           703
     Amortization of other deferred charges.................         321           447
     Amortization of deferred financing costs...............         892           778
     Tax benefit relating to stock option exercises.........         393            --
     Extraordinary loss on early retirement of debt, net of
      income taxes..........................................          --         6,767
     Cumulative effect of change in accounting principle,
      net of income taxes...................................         741            --
     Write-off of unamortized management fee................          --         3,643
     Deferred income taxes..................................       4,784        11,076
     Change in operating assets and liabilities, net of
      effects of acquisitions:
       Receivables..........................................      (7,387)      (11,767)
       Inventories..........................................     (79,300)      (33,445)
       Prepaid expenses and other current assets............       2,643        (6,361)
       Accounts payable.....................................      (3,514)        8,746
       Accrued payroll, accrued expenses and other current
        liabilities.........................................      17,353         3,938
     Other operating activities.............................      (4,429)       (3,705)
                                                               ---------      --------
     Net cash provided by (used in) operating activities....     (14,443)        8,876
                                                               ---------      --------
Cash flows provided by (used in) investing activities:
  Business acquisitions, net of cash acquired...............    (215,784)           --
  Capital expenditures......................................     (31,729)      (29,884)
  Expenditures for assets held for sale.....................      (4,618)      (14,446)
  Proceeds from sale of property and equipment and assets
     held for sale..........................................       6,139        19,915
  Due to affiliate..........................................          --        (1,000)
  Other investing activities................................         (79)         (358)
                                                               ---------      --------
     Net cash used in investing activities..................    (246,071)      (25,773)
                                                               ---------      --------
Cash flows provided by (used in) financing activities:
  Borrowings under Senior Credit Facility...................     451,000        85,000
  Payments under Senior Credit Facility.....................    (172,420)      (65,645)
  Issuance of common stock in initial public offering.......          --       172,482
  Underwriter's discount and other IPO costs................          --       (13,859)
  Premiums paid upon early retirement of debt...............          --        (4,875)
  Retirement of 11% Senior Subordinated Notes...............          --       (43,750)
  Retirement of 12% Subordinated Notes......................          --       (50,000)
  Payment of Senior Credit Facility with public offering
     proceeds...............................................          --       (53,825)
  Payment of debt issuance costs............................      (4,533)           --
  Payments on capital lease obligations.....................      (8,047)       (6,636)
  Recovery of stockholder receivable........................         403           150
  Exercise of options.......................................         700            --
  Other financing activities................................        (503)         (249)
                                                               ---------      --------
     Net cash provided by financing activities..............     266,600        18,793
                                                               ---------      --------
     Net increase in cash and cash equivalents..............       6,086         1,896
Cash and cash equivalents, beginning of period..............       7,490         4,852
                                                               ---------      --------
Cash and cash equivalents, end of period....................   $  13,576      $  6,748
                                                               =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 1999

     CSK Auto Corporation is a holding company. At October 31, 1999, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary ("Auto"). On a consolidated basis, CSK Auto Corporation and Auto and its subsidiaries are referred to herein as the "Company."

     Auto is a specialty retailer of automotive aftermarket parts and accessories. At October 31, 1999, the Company operated 1,120 stores in 18 Western and Northern Plains states as a fully integrated company under six brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern and Rocky Mountain states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; Kragen Auto Parts, founded in 1947 and operating primarily in California; Big Wheel/Rossi, founded in 1944 and operating in the Northern Plains; and Al's Auto Supply and Grand Auto Supply operating in California and the Pacific Northwest.

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

NOTE 2 -- INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management's estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $539.5 million and $356.7 million at October 31, 1999 and January 31, 1999, respectively.

NOTE 3 -- EARNINGS PER SHARE

     Calculation of shares used in computing per share amounts is summarized as follows (unaudited):

                                       THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                    --------------------------    --------------------------
                                    OCTOBER 31,    NOVEMBER 1,    OCTOBER 31,    NOVEMBER 1,
                                       1999           1998           1999           1998
                                    -----------    -----------    -----------    -----------
Common stock outstanding:
  Beginning of period.............  27,824,619     27,738,388     27,768,832     19,113,388
                                    ==========     ==========     ==========     ==========
  End of period...................  27,827,057     27,742,022     27,827,057     27,742,022
                                    ==========     ==========     ==========     ==========
Issued during the period..........       2,438          3,634         58,225      8,628,634
                                    ==========     ==========     ==========     ==========
Weighted average number of shares
  (Basic).........................  27,826,096     27,738,468     27,808,757     26,348,305
Effects of dilutive securities....     676,688        841,141        899,368        905,355
                                    ----------     ----------     ----------     ----------
Weighted average number of shares
  (Dilutive)......................  28,502,784     28,579,609     28,708,125     27,253,660
                                    ==========     ==========     ==========     ==========

                      CSK AUTO CORPORATION AND SUBSIDIARY

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

NOTE 5 -- BUSINESS ACQUISITIONS

  Big Wheel

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

     The Company paid approximately $62.8 million in cash for substantially all the assets and assumed certain current liabilities and indebtedness of Big Wheel. The acquisition was funded with proceeds from the Senior Credit Facility. In connection with the acquisition, the Company amended and restated the Senior Credit Facility to provide an additional $125.0 million of senior term loan borrowing ability. There are no contingent payments, options or commitments associated with the acquisition.

     In connection with the integration of the Big Wheel stores, the Company will incur one-time transition and integration expenses estimated to be $7.0 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $3.1 million of such expenses were incurred through the third quarter of fiscal 1999 with the balance expected to be incurred during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. In addition, the Company will incur one-time capital expenditures estimated to be $6.0 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company's store-level information systems in the Big Wheel stores. Approximately $1.0 million of such capital expenditures were incurred through the third quarter of fiscal 1999 with the balance expected to be incurred during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.

     The Big Wheel acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from

                      CSK AUTO CORPORATION AND SUBSIDIARY

July 1, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. Approximately $23.0 million was allocated to inventory, leasehold improvements, fixed assets and favorable lease rights. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $54.9 million and is being amortized on a straight-line basis over 30 years.

  Automotive Information Systems

     On September 7, 1999, the Company acquired all of the common stock of Automotive Information Systems, Inc. ("AIS"). AIS, based in St. Paul Minnesota, is a leading provider of diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and the Do-It-Yourself consumer. The Company paid approximately $10.2 million in cash for AIS and funded the acquisition through its Senior Credit Facility. There are no contingent payments, options or commitments associated with the acquisition.

     The AIS acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations are included in the consolidated operating results of the Company from September 7, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $9.8 million and is being amortized on a straight-line basis over 20 years.

  Al's and Grand Auto Supply

     On October 1, 1999, the Company acquired the common stock of Al's and Grand Auto Supply, Inc. ("AGA"), formerly known as PACCAR Automotive, Inc., which operates 194 stores under the trade names of Al's Auto Supply and Grand Auto Supply (collectively, the "AGA stores") in Washington, California, Idaho, Oregon, Nevada and Alaska. The Company is in the process of converting these stores to the Checker, Schuck's and Kragen names and store formats and integrating these stores into the Company's operations.

     The Company paid approximately $145.1 million in cash for the stock of AGA and associated transaction costs, which includes a $1.7 million payment relating to a purchase price adjustment that occurred subsequent to October 31, 1999. The acquisition was funded with proceeds from the Senior Credit Facility. In connection with the acquisition, the Company amended and restated the Senior Credit Facility to provide an additional $150.0 million of senior term loan borrowing ability. There are no contingent payments, options or commitments associated with the acquisition.

     In connection with the integration of the AGA stores, the Company will incur one-time transition and integration expenses estimated to be $21.8 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $1.1 million of such expenses were incurred during the third quarter of fiscal 1999 with the balance expected to be incurred during the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. In addition, the Company will incur one-time capital expenditures of approximately $13.2 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company's store-level information systems in the AGA stores. Approximately $0.2 million of such capital expenditures were incurred through the third quarter of fiscal 1999 with the balance expected to be incurred during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.

     As a result of the AGA acquisition, the Company is analyzing its store locations in California and the Pacific Northwest. The Company anticipates closing or relocating approximately 39 of the AGA stores based on several factors including: (1) market saturation; (2) store profitability; and (3) store size and format. Costs

                      CSK AUTO CORPORATION AND SUBSIDIARY
associated with these closures consist of future rents to be paid over the remaining terms of the master lease agreements for the stores (net of estimated sublease recoveries). In addition, the Company is developing a store closure plan for its preexisting stores that have market overlap with the acquired AGA stores. It is likely that the Company will close some preexisting stores as a result of the acquisition, but the specific locations have not yet been finalized. Upon finalization of the store closure plan, which is anticipated in the fourth quarter of fiscal 1999, the Company expects that it will incur a pretax charge of approximately $2.0 million to $3.0 million. The charge will consist of two components: (1) future rents to be paid over the remaining lease terms of the master lease agreements for the stores (net of estimated sublease rentals); and (2) a write-down in the carrying amounts of leasehold improvements and other fixed assets associated with the affected stores.

     The AGA acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from October 1, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. Approximately $125.0 million was allocated to inventory, leasehold improvements, fixed assets and favorable lease rights. The preliminary allocation also includes an estimated liability for the cost of closing the 39 acquired stores described above (of which 22 have been closed to date). The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $60.4 million and is being amortized on a straight-line basis over 30 years.

     The following summarizes the preliminary purchase price allocations for the acquisitions consummated during the thirty-nine weeks ended October 31, 1999 (in thousands):

Fair value of:
  Assets acquired...........................................  $286,029
  Liabilities acquired......................................   (69,648)
                                                              --------
     Cash paid..............................................   216,381
  Cash acquired.............................................      (597)
                                                              --------
     Net cash paid for acquisition..........................  $215,784
                                                              ========

     The following unaudited pro forma financial information presents the combined historical results of the Company, Big Wheel, AIS and AGA as if the acquisitions had occurred at the beginning of the periods presented, after giving effect to certain adjustments. Pro forma adjustments include the following: (1) amortization of goodwill; (2) depreciation expense based on the allocation of purchase price to fixed assets; and (3) interest expense and amortization of deferred financing costs associated with the additional borrowings under the Senior Credit Facility. Although cost savings and other future synergy benefits of the combined companies are expected, no such benefits are reflected in this pro forma financial information.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                                                       THIRTY-NINE WEEKS ENDED
                                                      --------------------------
                                                      OCTOBER 31,    NOVEMBER 1,
                                                         1999           1998
                                                      -----------    -----------
                                                            (IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
Net sales...........................................  $1,095,496      $972,252
Net income before extraordinary loss and cumulative
  effect of change in accounting principle..........      27,131        13,870
Net income..........................................      26,390         7,103
Basic earnings per share:
  Net income before extraordinary loss and
     cumulative effect of change in accounting
     principle......................................        0.98          0.53
  Net income........................................        0.95          0.27
Diluted earnings per share:
  Net income before extraordinary loss and
     cumulative effect of change in accounting
     principle......................................        0.95          0.51
  Net income........................................        0.92          0.26

     The pro forma combined results are not necessarily indicative of the results that would have occurred if the acquisitions and borrowings had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results. In addition, as described above, the allocation of the purchase prices for the 1999 acquisitions are preliminary and are based on estimates. The final allocation and the resulting amount of goodwill could be different from the preliminary estimate.

NOTE 6 -- STORE CLOSING COSTS

     The Company provides an allowance for estimated costs and losses to be incurred in connection with store closures. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. Activity in the provision for store closings and the related store closing costs for the thirty-nine weeks ended October 31, 1999, is as follows (in thousands):

Balance at January 31, 1999.................................  $ 5,324
Store closings costs:
  Store closings costs, gross...............................    2,039
  Adjustments to prior year plans...........................     (324)(1)
  Revisions in estimates....................................     (270)(2)
                                                              -------
     Store closings costs, net..............................    1,445
Purchase accounting adjustments:
  Big Wheel.................................................      985(3)
  Al's and Grand Auto Supply................................    4,025(3)
                                                              -------
     Total purchase accounting adjustments..................    5,010
Payments....................................................   (4,442)
Asset write-downs...........................................   (2,032)(4)
                                                              -------
Balance at October 31, 1999.................................  $ 5,305
                                                              =======

---------------
(1) Reduction in the reserve for planned store relocations that were accrued in prior periods but were withdrawn from consideration during the current period due to subsequent improvements in the

                      CSK AUTO CORPORATION AND SUBSIDIARY
    underlying economics of the store's performance or because the Company was unable to secure a more favorable site upon acceptable terms.

(2) Revisions in estimates of future net rent costs, due largely to early terminations of lease agreements.

(3) As a result of the Big Wheel and AGA acquisitions (see Note 5), the Company anticipates closing or relocating certain former Big Wheel and AGA stores based on several factors including: (i) market saturation; (ii) store profitability; and (iii) store size and format. These costs have been considered in our preliminary purchase price allocation.

(4) Amounts were reclassified to fixed assets to reflect the write-down of leasehold improvements and other fixed assets associated with closed stores. Such reclassification had no impact on previously reported financial position, results of operations or cash flows.

     Store closing costs of $5,305 at October 31, 1999 consist primarily of future rents to be paid over the remaining terms of the master lease agreements for the stores (net of estimated sublease recoveries). Future rents will be incurred through the expiration of the non-cancelable leases, which run through November 2009.

     At October 31, 1999, the closed store reserve includes the estimated closing costs for 28 sites to be closed within the next twelve months. A rollforward of store closure plans by fiscal year follows:

                                                                         PLAN
FISCAL YEAR                          STORES ADDED    STORES CLOSED    AMENDMENTS    REMAINING
-----------                          ------------    -------------    ----------    ---------
1996...............................       91              (73)           (17)           1
1997...............................       36              (20)           (12)           4
1998...............................       24              (18)            (5)           1
1999...............................       54              (31)            (1)          22

NOTE 7 -- LEGAL MATTERS

     The Company was served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. The Company was also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included claims for punitive damages and unlawful conversion, but the Court subsequently dismissed both of these claims. The three cases have been "coordinated" before one judge in San Diego County. Discovery has been conducted by the parties. Although the Company cannot estimate the potential loss or range of loss at this time, if these cases were permitted by the courts to proceed as a class action and were decided against the Company, the Company believes that the aggregate potential exposure could be material to results of operations or cash flows for the year in which the cases are ultimately decided. However, the Company does not believe that such an adverse outcome, if it were to happen, would materially affect the Company's financial position, operations or cash flows in subsequent periods. Although at this stage in the litigation it is difficult to predict its outcome with any certainty, the Company believes that there are meritorious defenses to all of these cases and intends to defend them vigorously.

     The Company currently and from time to time is involved in other litigation incidental to the conduct of its business. The damages claimed in some of this litigation are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to its consolidated financial condition, results of operations or cash flows.

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

RESULTS OF OPERATIONS

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

                                          THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                       --------------------------    --------------------------
                                       OCTOBER 31,    NOVEMBER 1,    OCTOBER 31,    NOVEMBER 1,
                                          1999           1998           1999           1998
                                       -----------    -----------    -----------    -----------
Net sales............................     100.0%         100.0%         100.0%         100.0%
Cost of sales........................      51.6           51.7           52.0           53.4
                                          -----          -----          -----          -----
Gross profit.........................      48.4           48.3           48.0           46.6
Operating and administrative.........      37.9           39.3           38.1           38.6
Store closing costs..................       0.1            0.1            0.2             --
Transition and integration
  expenses...........................       1.1             --            0.5            0.4
Goodwill amortization................       0.1             --            0.1             --
Write-off of unamortized management
  fee................................        --             --             --            0.5
                                          -----          -----          -----          -----
Operating profit.....................       9.2            8.9            9.1            7.1
Interest expense, net................       3.5            2.6            3.0            3.1
                                          -----          -----          -----          -----
Income before income taxes,
  extraordinary loss and cumulative
  effect of change in accounting
  principle..........................       5.7            6.3            6.1            4.0
Income tax expense...................       2.2            2.3            2.3            1.5
                                          -----          -----          -----          -----
Income before extraordinary loss and
  cumulative effect of change in
  accounting principle...............       3.5            4.0            3.8            2.5
Extraordinary loss, net of income
  taxes..............................        --             --             --           (0.9)
                                          -----          -----          -----          -----
Income before cumulative effect of
  change in accounting principle.....       3.5            4.0            3.8            1.6
Cumulative effect of change in
  accounting principle, net of income
  taxes..............................        --             --           (0.1)            --
                                          -----          -----          -----          -----
Net income...........................       3.5%           4.0%           3.7%           1.6%
                                          =====          =====          =====          =====

  Thirteen Weeks Ended October 31, 1999 Compared to Thirteen Weeks Ended November 1, 1998

     Net sales for the thirteen weeks ended October 31, 1999 (the "third quarter of fiscal 1999") increased $68.2 million, or 25.9%, over net sales for the thirteen week period ended November 1, 1998 (the "third quarter of fiscal 1998"). This increase reflects both a comparable store sales increase of 2% and an increase in the number of stores operated. During the third quarter of fiscal 1999, we acquired 194 Al's Auto Supply and Grand Auto Supply stores (the "AGA stores") from Al's and Grand Auto Supply, Inc. ("AGA") formerly known as PACCAR Automotive, Inc. During the second quarter of fiscal 1999, we acquired 86 former Big Wheel/Rossi stores ("Big Wheel") from Apsco Products Company. The acquired stores contributed $38.0 million of net sales during the portions of the quarter that we owned them. In addition to the 194 acquired AGA stores, of which 22 stores were subsequently closed, we opened 22 new stores, relocated 8 stores and expanded 1 store during the third quarter of fiscal 1999. At October 31, 1999, we had 1,120 stores in operation compared to 773 stores at the end of the third quarter of fiscal 1998.

     Gross profit for the third quarter of fiscal 1999 was $160.4 million, or 48.4% of net sales, compared to $127.0 million, or 48.3% of net sales, for the comparable period of fiscal 1998.

     Operating and administrative expenses increased by $22.3 million to $125.7 million, or 37.9% of net sales, for the third quarter of fiscal 1999 from $103.4 million, or 39.3% of net sales, for the comparable period of fiscal 1998. The dollar increase is primarily the result of the operating costs of new stores. The decrease as a percent of sales resulted from a leveraging of fixed costs over an expanded sales base.

     Operating profit increased to $30.5 million, or 9.2% of net sales, for the third quarter of fiscal 1999 compared to $23.5 million, or 8.9% of net sales, for the comparable period of fiscal 1998, due to the factors cited above. In addition, we incurred $3.6 million of transition and integration costs during the third quarter of fiscal 1999. The costs were incurred to integrate the acquired Big Wheel and AGA stores into our operations and consisted primarily of payments to contractors that are assisting us in re-merchandising the acquired stores and of training costs for the newly acquired employees. We also incurred goodwill amortization charges totaling $0.4 million and store closing costs of $0.2 million during the third quarter of 1999.

     Interest expense for the third quarter of fiscal 1999 totaled $11.5 million compared to $6.9 million for the third quarter of fiscal 1998. The expense increased primarily as a result of the additional indebtedness incurred to fund the Big Wheel and AGA acquisitions.

     Income tax expense for the third quarter of fiscal 1999 was $7.3 million compared to income tax expense of $6.1 million for the comparable period of fiscal 1998. Our effective tax rate increased during the 1999 period to approximately 38.5% of pre-tax income from approximately 36.5% in the comparable 1998 period as a result of certain tax credits that were realized in the prior year which were not available in the current year.

     As a result of the above factors, net income increased to $11.7 million, or $0.41 per diluted common share, for the third quarter of fiscal 1999, compared to a net income of $10.5 million, or $0.37 per diluted common share, for the third quarter of fiscal 1998.

  Thirty-nine Weeks Ended October 31, 1999 Compared to Thirty-nine Weeks Ended November 1, 1998

     Net sales for the thirty-nine weeks ended October 31, 1999 increased $146.8 million, or 19.4%, over net sales for the thirty-nine week period ended November 1, 1998. This increase reflects both a comparable store sales increase of 4% and an increase in the number of stores operated. During the third quarter of fiscal 1999, we acquired the AGA stores. During the second quarter of fiscal 1999, we acquired the Big Wheel stores. The acquired stores contributed $45.3 million of net sales during the portions of the fiscal year that we owned them. In addition to the AGA and Big Wheel stores, during the thirty-nine week period we opened 57 new stores, relocated 19 stores, expanded 8 stores and acquired 2 stores. We closed 26 stores in addition to those closed due to relocation, of which 22 were acquired in the AGA transaction. At October 31, 1999, we had 1,120 stores in operation compared to 773 stores at the end of the third quarter of fiscal 1998.

     Gross profit for the thirty-nine weeks ended October 31, 1999 was $433.3 million, or 48.0% of net sales, compared to $352.4 million, or 46.6% of net sales, for the comparable period of fiscal 1998. The increase in gross profit percentage primarily resulted from our ability to obtain generally better pricing and more favorable terms and support from our vendors due to increased purchase volume, improved financial performance and stronger capitalization.

     Operating and administrative expenses increased by $52.6 million to $344.4 million, or 38.1% of net sales, for the thirty-nine week period of fiscal 1999 from $291.8 million, or 38.6% of net sales, for the comparable period of fiscal 1998. The increase is primarily the result of the operating costs of new stores. The decrease as a percent of sales resulted from a leveraging of fixed costs over an expanded sales base.

     Operating profit increased to $82.5 million, or 9.1% of net sales, for the thirty-nine week period of fiscal 1999 from $53.7 million, or 7.1% of net sales, for the comparable period of fiscal 1998, due to the factors cited above. The thirty-nine week period of fiscal 1999 operating profit includes $4.2 million of expense associated with the integration of the Big Wheel and AGA stores into our operations, as well as $0.7 million of goodwill amortization relating to our recent acquisitions and store closing costs of $1.4 million. During the first quarter of fiscal 1998, we incurred $3.1 million of expenses associated with the integration of the stores acquired in December 1997 from Trak Auto Corporation and a $3.6 million non-recurring charge associated with the termination of a management agreement as a result of our initial public offering ("IPO").

     Interest expense for the thirty-nine week period of fiscal 1999 totaled $27.0 million compared to $23.5 million for the comparable period of fiscal 1998. The expense increased primarily as a result of the additional indebtedness incurred to fund the Big Wheel and AGA acquisitions.

     Income tax expense for the thirty-nine week period of fiscal 1999 was $21.3 million compared to income tax expense of $11.1 million for the comparable 1998 period. Our effective tax rate increased during the 1999 period to approximately 38.3% of pre-tax income from approximately 36.7% in the comparable 1998 period as a result of certain tax credits that were realized in the prior year which were not available in the current year.

     The thirty-nine week period of fiscal 1999 was affected by a charge of $0.7 million, net of income tax, relating to the cumulative effect of a change in accounting principle associated with the adoption of SOP 98-5. See Note 4 to the Consolidated Financial Statements.

     As a result of the above factors, net income increased to $33.5 million, or $1.17 per diluted common share, for the thirty-nine week period of fiscal 1999, compared to net income of $12.4 million, or $0.45 per diluted common share, for the comparable period of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We finance our cash requirements with cash flow from operations, funds from our leasing facility and borrowings under our revolving credit facility. At October 31, 1999, we had net working capital of approximately $448.2 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $52.5 million. We also have access to an off-balance sheet operating lease facility that is used to finance new store construction. The facility provides up to $112.2 million of funding for the acquisition and development of up to 94 new stores through December 31, 2000. As of October 31, 1999, $0.7 million of this $112.2 million leasing facility had been utilized. Under a similar agreement that expired on May 31, 1999 with respect to the addition of new stores, we had approximately $94.6 million committed, with $23.8 million remaining to be funded for stores that were previously identified for development but not completed by May 31, 1999. We believe that cash flow from operations combined with the availability of funds under the leasing facility and the revolving credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

     We paid approximately $62.8 million in cash for substantially all the assets and assumed certain current liabilities and indebtedness of Big Wheel. The acquisition was funded with proceeds from the Senior Credit Facility. In connection with the acquisition, we amended and restated the Senior Credit Facility to provide an additional $125.0 million of senior term loan borrowing ability. We used $64.5 million, which included $1.7 million in debt issuance costs, of this facility in conjunction with the Big Wheel acquisition and the remaining $60.5 million was used to fund transition costs and to reduce the balance of the revolving credit portion of the Senior Credit Facility.

     We are in the process of converting the Big Wheel stores to the Checker name and store format and integrating these stores into our operations. In connection with the integration of the Big Wheel stores, we will incur one-time transition and integration expenses estimated to be $7.0 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $3.1 million of such expenses were incurred through the third quarter of fiscal 1999 with the balance expected to be incurred during the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. In addition, we will incur one-time capital expenditures estimated to be $6.0 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in the Big Wheel stores. Approximately $1.0 million of such capital expenditures were incurred during the third quarter of fiscal 1999 with the balance expected to be incurred during the fourth quarter of fiscal 1999 and first quarter of fiscal 2000.

     We paid approximately $145.1 million in cash for the common stock of AGA and associated transaction costs, which includes a $1.7 million payment relating to a purchase price adjustment that occurred subsequent to October 31, 1999. The acquisition was funded with proceeds from the Senior Credit Facility. In connection with the acquisition, we amended and restated the Senior Credit Facility to provide an additional $150.0 million of senior term loan borrowing ability. We used $148.0 million, which included $2.9 million in debt issuance costs, of this facility in conjunction with the AGA acquisition and the remaining $2.0 million will be used to fund transition costs and working capital needs.

     We are in the process of converting the AGA stores that we acquired to the Checker, Schuck's and Kragen names and store formats and integrating these stores into our operations. In connection with the integration of the AGA stores, we will incur one-time transition and integration expenses estimated to be $21.8 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $1.1 million of such expenses were incurred during the third quarter of fiscal 1999 with the balance expected to be incurred during the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. In addition, we will incur one-time capital expenditures estimated to be $13.2 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in the AGA stores. Approximately $0.2 million of such capital expenditures were incurred through the third quarter of fiscal 1999 with the balance expected to be incurred during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.

     As a result of the AGA acquisition, we are analyzing store locations in California and the Pacific Northwest. We anticipate closing or relocating approximately 39 of the former AGA stores based on several factors including:
(i) market saturation; (ii) store profitability; and (iii) store size and format. Costs associated with these closures have been considered in our preliminary purchase price allocation. In addition, we are developing a store closure plan for our own stores that overlap with the AGA stores. Upon finalization of the plan, we expect to incur a pretax charge of approximately $2 million to $3 million during the fourth quarter of fiscal 1999. The charge will consist of two components: (1) future rents to be paid over the remaining terms of the master lease agreements for the stores (net of estimated sub-lease recoveries); and (2) a provision for the write-off of leasehold improvements and other fixed assets associated with the stores.

     The accompanying financial statements reflect the preliminary allocation of the purchase prices for the above-described acquisitions (the "1999 acquisitions"), based on estimated fair values at the various dates of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired in the 1999 acquisitions resulted in total goodwill of approximately $125.1 million. The goodwill is being amortized on a straight-line basis over periods ranging from 20 to 30 years, depending on the business acquired.

     There are no contingent payments, options or commitments associated with the acquisitions completed in 1999. However, the allocation of the purchase prices for the 1999 acquisitions is preliminary and is based on estimates. The final allocation is pending on the ultimate determination of certain acquired balances and the estimated costs to close certain stores acquired in the AGA acquisition. The final allocation and the resulting amount of goodwill could be different from the preliminary estimate.

     We have acquired 282 stores and have opened 84 new, relocated or expanded stores during the first thirty-nine weeks of fiscal 1999. In light of the recently completed acquisitions of both the Big Wheel stores and the AGA stores, we have revised our new store development plan for the remainder of fiscal 1999. During the fourth quarter of fiscal 1999, we now expect to open, relocate or expand an additional 30 to 35 stores. We anticipate that the majority of new, relocated or expanded stores will be financed by our lease facility under arrangements structured as operating leases that require no net capital expenditures by us except for fixtures and store equipment.

     The Company provides an allowance for estimated costs and losses to be incurred in connection with store closures. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. Activity in the provision for store closings and the related store closing costs for the thirty-nine weeks ended October 31, 1999, is as follows (in thousands):

Balance at January 31, 1999.................................  $ 5,324
Store closings costs:
  Store closings costs, gross...............................    2,039
  Adjustments to prior year plans...........................     (324)(1)
  Revisions in estimates....................................     (270)(2)
                                                              -------
     Store closings costs, net..............................    1,445
Purchase accounting adjustments:
  Big Wheel.................................................      985(3)
  Al's and Grand Auto Supply................................    4,025(3)
                                                              -------
     Total purchase accounting adjustments..................    5,010
Payments....................................................   (4,442)
Asset write-downs...........................................   (2,032)(4)
                                                              -------
Balance at October 31, 1999.................................  $ 5,305
                                                              =======

---------------
(1) Reduction in the reserve for planned store relocations that were accrued in prior periods but were withdrawn from consideration during the current period due to subsequent improvements in the underlying economics of the store's performance or because the Company was unable to secure a more favorable site upon acceptable terms.

(2) Revisions in estimates of future net rent costs, due largely to early terminations of lease agreements.

(3) As a result of the Big Wheel and AGA acquisitions (see Note 5), the Company anticipates closing or relocating certain former Big Wheel and AGA stores based on several factors including: (i) market saturation; (ii) store profitability; and (iii) store size and format. These costs have been considered in our preliminary purchase price allocation.

(4) Amounts were reclassified to fixed assets to reflect the write-down of leasehold improvements and other fixed assets associated with closed stores. Such reclassification had no impact on previously reported financial position, results of operations or cash flows.

     Store closing costs of $5,305 at October 31, 1999 consist primarily of future rents to be paid over the remaining terms of the master lease agreements for the stores (net of estimated sublease recoveries). Future rents will be incurred through the expiration of the non-cancelable leases, which run through November 2009.

     At October 31, 1999, the closed store reserve includes the estimated closing costs for 28 sites to be closed within the next twelve months. A rollforward of store closure plans by fiscal year follows:

                                                                         PLAN
FISCAL YEAR                          STORES ADDED    STORES CLOSED    AMENDMENTS    REMAINING
-----------                          ------------    -------------    ----------    ---------
1996...............................       91              (73)           (17)           1
1997...............................       36              (20)           (12)           4
1998...............................       24              (18)            (5)           1
1999...............................       54              (31)            (1)          22

     For the thirty-nine week period ended October 31, 1999, net cash used in operating activities was $14.4 million compared to $8.9 million of cash provided by operating activities during the comparable period of fiscal 1998, which reflects an improvement of $1.1 million from the $15.5 million of net cash used in operating activities as of August 1, 1999. The significant components of the change are a $21.1 million increase in net income and a $45.9 million increase in cash used to acquire inventories. The increase in inventories reflects the increase in number of stores operated, an expanded product selection in support of our commercial sales program and the acquisition of the Big Wheel and AGA businesses.

     Net cash used in investing activities totaled $246.1 million for the thirty-nine weeks ended October 31, 1999, compared to $25.8 million in the comparable period of fiscal 1998. The increase in cash used in investing activities was primarily the result of $215.8 million used in the Big Wheel, AGA and AIS acquisitions.

     Net cash provided by financing activities totaled $266.6 million in the thirty-nine week period in fiscal 1999 compared to $18.8 million in the comparable period of fiscal 1998. In the 1999 period, we used $278.6 million of net borrowings under the Senior Credit Facility primarily relating to the Big Wheel, AGA and AIS acquisitions, incurred $4.5 million of debt issuance costs, made payments of $8.0 million on capital lease obligations, received $0.4 million of stockholder receivables, received $0.7 million in proceeds from stock option exercises and paid $0.5 in connection with other financing activities. In the 1998 period, we borrowed $85.0 million under the Senior Credit Facility, made payments of debt of $65.6 million, made payments of capital lease obligations of $6.6 million, received $0.2 million of stockholder receivables and paid $0.2 million in connection with other financing activities. In addition, during the 1998 period we received gross proceeds of $172.5 million in connection with our IPO, which were applied as follows: (1) $13.8 million to pay underwriters' discounts and other transaction costs; (2) $50.0 million to retire all of our outstanding 12% Subordinated Notes; (3) $43.8 million to retire certain of the 11% Senior Subordinated Notes; (4) $53.8 million to pay certain outstanding balances under the Senior Credit Facility; and (5) $4.9 million to pay premiums in connection with the retirement of certain of the aforementioned debt instruments and the balance to pay accrued interest and for general corporate purposes.

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

     During fiscal 1997, we began a comprehensive review of our systems and applications for Year 2000 compliance. We also engaged an independent advisor to evaluate and assist us with our Year 2000 program. Our efforts to date have included both information technology, such as purchased software and point-of-sale computer systems, and non-information technology equipment, such as warehouse conveyor systems, in our evaluations. In addition, we have identified our key third-party business partners and have coordinated with them to address potential Year 2000 issues. These issues include data exchange with us as well as their shipping and warehousing processes.

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

     As of December 1, 1999, our Year 2000 identification, assessment, remediation, and testing efforts are substantially complete, although we will continue to monitor systems through the remainder of the year. We have completed 99% of our Year 2000 initiatives. As of October 31, 1999, we have incurred and expensed approximately $0.9 million related to the assessment of and preliminary efforts in connection with our Year 2000 conversion project. We have also capitalized approximately $6.1 million in connection with the replacement of certain hardware and software applications.

     As of October 31, 1999, we estimate the total remaining cost of our Year 2000 conversion to be $0.2 million, which is being funded with lease financing and operating cash flows. Of the total remaining project cost, we attribute approximately $0.1 million to the purchase of new hardware and software which will be capitalized. We will expense the remaining $0.1 million as incurred during fiscal 1999.

     We are finalizing a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from our failure and the failure of certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. We are also finalizing contingency plans. Elements of our contingency plans include: switching vendors, back-up systems or manual processes, and the potential stockpiling of certain products prior to the Year 2000.

     The costs of our Year 2000 conversion are based upon our management's best estimates, which were derived utilizing numerous assumptions of future events. We cannot guarantee that we will achieve these estimates. Specific factors that could cause material differences between our actual results and our estimates include: (1) the availability and cost of personnel trained in this area; (2) the success of third parties in their Year 2000 conversion plans; (3) the cost of implementing contingency plans; and (4) the ability to locate and correct all relevant computer codes and similar uncertainties.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We were served with a lawsuit that was filed in the Superior Court in San Diego, California on May 4, 1998. The case is brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. We were also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included claims for punitive damages and unlawful conversion, but the Court subsequently dismissed both of these claims. The three cases have been "coordinated" before one judge in San Diego County. Discovery has been conducted by the parties. Although we cannot estimate the potential loss or range of loss at this time, if these cases were permitted by the courts to proceed as a class action and were decided against us, we believe that the aggregate potential exposure could be material to results of operations or cash flows for the year in which the cases are ultimately decided. However, we do not believe that such an adverse outcome, if it were to happen, would materially affect our financial position, operations or cash flows in subsequent periods. Although at this stage in the litigation it is difficult to predict its outcome with any certainty, we believe that there are meritorious defenses to all of these cases and intend to defend them vigorously.

     We currently and from time to time are involved in other litigation incidental to the conduct of business. The damages claimed in some of this litigation are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the we do not currently believe that, in the aggregate, they will result in liabilities material to its consolidated financial condition, results of operations or cash flows.

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

 4.01  Third Amended and Restated Credit Agreement, dated as of
       September 30, 1999, among CSK Auto, Inc., The Chase
       Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial
       Paper Inc. and the lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.01 of the Company's current report on Form 8-K, filed on October
       15, 1999 (File No. 001-13927).
27.01  Financial Data Schedule

     (b) Reports on Form 8-K:

     On October 15, 1999, the Company filed a current report on Form 8-K to report, under Item 2 thereof, the acquisition of all the issued and outstanding stock of Al's and Grand Auto Supply, Inc. (f/k/a PACCAR Automotive, Inc.) from PACCAR, Inc. The Company did not include any financial statements in this current report.

     On the date hereof, the Company is filing an amended current report on Form 8-K/A which includes, in Item 7 thereof, the following financial statements:

AUDITED FINANCIAL STATEMENTS OF PACCAR AUTOMOTIVE, INC.
Report on Independent Auditors
Consolidated Balance Sheet as of December 25, 1998
Consolidated Statement of Income for the year ended December 25, 1998 Consolidated Statement of Stockholder's Equity for the year ended December 25, 1998
Consolidated Statement of Cash Flows for the year ended December 25, 1998 Notes to Consolidated Financial Statements

UNAUDITED INTERIM FINANCIAL STATEMENTS OF PACCAR AUTOMOTIVE, INC.
Condensed Consolidated Balance Sheet as of September 25, 1999 (unaudited) Condensed Consolidated Statement of Income (Loss) for the nine months ended September 25, 1999 and September 25, 1998 (unaudited)
Condensed Consolidated Statement of Cash Flows for the nine months ended September 25, 1999 and
  September 25, 1998 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

PRO FORMA FINANCIAL STATEMENTS OF CSK AUTO CORPORATION AND SUBSIDIARY
Pro Forma Condensed Consolidated Income Statement for the year ended January 31, 1999 (fiscal 1998)
  (unaudited)
Pro Forma Condensed Consolidated Income Statement for the nine months ended October 31, 1999
  (unaudited)
Notes to Pro Forma Condensed Consolidated Financial Statements (unaudited)

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

                                          CSK Auto Corporation

                                          By: /s/ DON W. WATSON
                                            ------------------------------------
                                            Don W. Watson
                                            Chief Financial Officer

Dated: December 15, 1999

                                 EXHIBIT INDEX

NUMBER                            DESCRIPTION
------                            -----------
27.01     Financial Data Schedule