Form 10-K/A
period 1999-01-31
CSK AUTO CORP
filed 2000-03-15
CIK 1051848

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

     The following public filings are incorporated by reference into this Report on Form 10-K:

     - Portions of the Company's Registration Statement on Form S-1 (File No. 333-43211) are incorporated by reference into Part IV of this Form 10-K.

     - Portions of the Company's Registration Statement on Form S-1 (File No. 333-67231) are incorporated by reference into Part IV of this Form 10-K.

     - Portions of the Company's definitive Proxy Statement on Schedule 14A, with respect to the Company's 1999 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................   13
Item 6.   Selected Consolidated Financial Data........................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   24
Item 8.   Consolidated Financial Statements and Supplementary Data....   24
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   51
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   51
Item 11.  Executive Compensation......................................   51
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   51
Item 13.  Certain Relationships and Related Transactions..............   51

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   51


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

                                                                  FISCAL YEAR(1)
                                         ----------------------------------------------------------------
                                           1998(2)       1997(3)      1996(4)      1995(5)      1994(6)
                                         ------------   ----------   ----------   ----------   ----------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SELECTED STORE DATA)
STATEMENT OF OPERATIONS DATA
Net sales..............................   $1,004,385     $845,815     $793,092     $718,352     $688,135
Cost of sales..........................      531,073      468,171      463,374      433,817      410,358
                                          ----------     --------     --------     --------     --------
Gross profit...........................      473,312      377,644      329,718      284,535      277,777
Other costs and expenses:
  Operating and administrative.........      391,528      326,198      298,004      281,387      255,922
  Store closing costs..................          335        1,640       14,904        3,310        2,678
  Transition and integration
     expenses..........................        3,075        3,407           --           --           --
  Stock-based compensation.............           --          909           --           --           --
  Write-off of unamortized management
     fee...............................        3,643           --           --           --           --
  1996 Recapitalization charge.........           --           --       20,174           --           --
  Secondary stock offering costs.......          770           --           --           --           --
                                          ----------     --------     --------     --------     --------
Operating profit (loss)................       73,961       45,490       (3,364)        (162)      19,177
Other 1996 Recapitalization charges....           --        1,009       12,463           --           --
Interest expense, net..................       30,730       40,680       20,691       14,379       10,343
                                          ----------     --------     --------     --------     --------
Income (loss) before taxes and
  extraordinary gain (loss)............       43,231        3,801      (36,518)     (14,541)       8,834
Income tax expense (benefit)...........       15,746        1,557      (11,859)      (5,447)          68
                                          ----------     --------     --------     --------     --------
Income (loss) before extraordinary gain
  (loss)...............................       27,485        2,224      (24,659)      (9,094)       8,766
Extraordinary gain (loss)..............       (6,767)      (3,015)          --           --       97,186
                                          ----------     --------     --------     --------     --------
Net income (loss)......................   $   20,718     $   (771)    $(24,659)    $ (9,094)    $105,952
                                          ==========     ========     ========     ========     ========
Diluted earnings (loss) per share......   $     0.75     $  (0.04)    $  (2.28)    $  (1.04)    $  12.15
                                          ==========     ========     ========     ========     ========
Shares used for computation............       27,640       18,012       10,819        8,724        8,724
                                          ==========     ========     ========     ========     ========
OTHER DATA
  EBITDA(7)............................   $  103,861     $ 70,173     $ 50,544     $ 16,099     $ 32,282
  EBITDAR(7)...........................      175,549      124,695       98,450       61,453       70,964
  Capital expenditures.................       37,846       20,132        6,317       11,640       14,597
  Commercial sales(8)..................      155,845      115,378       89,551       60,840       32,630
  Net cash provided by (used in)
     operating activities..............        3,403      (62,703)     (33,836)       1,354       15,120
  Net cash used in investing
     activities........................      (37,524)     (56,727)     (15,216)      (7,888)     (18,983)
  Net cash provided by (used in)
     financing activities..............       36,759      119,059       49,911        8,028       (5,383)
SELECTED STORE DATA
  Number of stores (end of period).....          807          718          580          566          544
  Percentage increase in comparable
     store net sales(9)................            2%           4%           6%           2%           5%
BALANCE SHEET DATA (END OF PERIOD)
  Net working capital..................   $  306,879     $235,651     $121,157     $ 81,048     $ 77,627
  Total assets.........................      636,676      563,251      443,986      391,319      350,830
  Total debt (including current
     maturities).......................      333,293      439,962      335,680      122,003      105,601
  Stockholders' equity (deficit).......      105,389      (75,055)    (102,263)      59,997       69,091


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

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:


                                                                    FISCAL YEAR
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   52.9     55.4     58.4
                                                              -----    -----    -----
Gross profit................................................   47.1     44.6     41.6
Operating and administrative expenses.......................   39.0     38.6     37.6
Store closing costs.........................................     --      0.2      1.9
Transition and integration expenses.........................    0.3      0.4       --
Stock-based compensation....................................     --      0.1       --
Secondary offering costs....................................    0.1       --       --
Write-off of unamortized management fee.....................    0.3       --       --
1996 Recapitalization charge -- equity participation
  agreements................................................     --       --      2.5
                                                              -----    -----    -----
Operating profit (loss).....................................    7.4      5.3     (0.4)
Other 1996 Recapitalization charges.........................     --      0.1      1.6
Interest expense, net.......................................    3.1      4.8      2.6
Income tax expense (benefit)................................    1.6      0.1     (1.5)
                                                              -----    -----    -----
Income (loss) before extraordinary loss.....................    2.7      0.3     (3.1)
Extraordinary loss..........................................   (0.6)    (0.4)      --
                                                              -----    -----    -----
Net income (loss)...........................................    2.1%    (0.1)%   (3.1)%
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


     Operating and administrative expenses increased by $65.3 million to $391.5 million, or 39.0% of net sales, for fiscal 1998 from $326.2 million, or 38.6% of net sales for fiscal 1997. The increase is primarily the result of the operating costs of new stores that are in the early stages of maturation and the operating costs of the Trak West stores, which exceed our company-wide average as a percent of sales. Store closing costs decreased to

$0.3 million in fiscal 1998 from $1.6 million in fiscal 1997 as a result of providing for the closure of 12 fewer stores in fiscal 1998 than in fiscal 1997.


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


     Operating and administrative expenses increased by $28.2 million to $326.2 million, or 38.6% of net sales, for fiscal 1997 from $298.0 million, or 37.6% of net sales, for fiscal 1996. The increase in this expense is primarily the result of the incremental operating costs of new stores that are in the early stages of maturation. Also, we incurred approximately $0.9 million of stock-based compensation expense in fiscal 1997 as the result of the sale of stock to certain members of management at a discount to its fair market value. Store closing costs decreased to $1.6 million, or 0.2% of net sales, in fiscal 1997 from $14.9 million, or 1.9% of net sales, in fiscal 1996 due to fewer store closures (see Note 12).


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

PricewaterhouseCoopers LLP

Phoenix, Arizona
April 2, 1999

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                  FISCAL YEAR ENDED
                                                      -----------------------------------------
                                                      JANUARY 31,    FEBRUARY 1,    FEBRUARY 2,
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net sales...........................................  $ 1,004,385    $   845,815    $   793,092
Cost of sales.......................................      531,073        468,171        463,374
                                                      -----------    -----------    -----------
Gross profit........................................      473,312        377,644        329,718
Other costs and expenses:
  Operating and administrative......................      391,528        326,198        298,004
  Store closing costs...............................          335          1,640         14,904
  Transition and integration expenses...............        3,075          3,407             --
  Stock-based compensation..........................           --            909             --
  Write-off of unamortized management fee...........        3,643             --             --
  1996 Recapitalization charge -- equity
     participation agreements.......................           --             --         20,174
  Secondary stock offering costs....................          770             --             --
                                                      -----------    -----------    -----------
Operating profit (loss).............................       73,961         45,490         (3,364)
Other 1996 Recapitalization expenses................           --          1,009         12,463
Interest expense, net...............................       30,730         40,680         20,691
                                                      -----------    -----------    -----------
Income (loss) before income taxes and extraordinary
  loss..............................................       43,231          3,801        (36,518)
Income tax expense (benefit)........................       15,746          1,557        (11,859)
                                                      -----------    -----------    -----------
Income (loss) before extraordinary loss.............       27,485          2,244        (24,659)
Extraordinary loss, net of $4,236 (fiscal 1998) and
  $2,091 (fiscal 1997) of income taxes..............       (6,767)        (3,015)            --
                                                      -----------    -----------    -----------
Net income (loss)...................................  $    20,718    $      (771)   $   (24,659)
                                                      ===========    ===========    ===========
Basic earnings (loss) per share:
  Income (loss) before extraordinary loss...........  $      1.03    $      0.13    $     (2.28)
  Extraordinary loss, net of income taxes...........        (0.25)         (0.17)            --
                                                      -----------    -----------    -----------
  Net income (loss).................................  $      0.78    $     (0.04)   $     (2.28)
                                                      ===========    ===========    ===========
  Shares used in computing per share amounts........   26,722,322     17,400,214     10,818,913
                                                      ===========    ===========    ===========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary loss...........  $      0.99    $      0.12    $     (2.28)
  Extraordinary loss, net of income taxes...........        (0.24)         (0.16)            --
                                                      -----------    -----------    -----------
  Net income (loss).................................  $      0.75    $     (0.04)   $     (2.28)
                                                      ===========    ===========    ===========
  Shares used in computing per share amounts........   27,640,099     18,011,666     10,818,913
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

NOTE 12 -- STORE CLOSING COSTS


     The Company provides an allowance for the estimated costs and losses to be incurred in connection with store closures. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months (eighteen months prior to January 31, 1999). The allowance for store closing costs is included in accrued expenses in the accompanying financial statements, and consists primarily of future rents to be paid over the remaining terms of the master lease agreements for the stores, net of estimated sub-lease recoveries. Future rents will be incurred through the expiration of the non-cancelable leases, which expire at various dates through May 2008.

                      CSK AUTO CORPORATION AND SUBSIDIARY

     Activity in the provision for store closings and the related store closing costs is as follows (in thousands):



                                                                 FISCAL YEAR
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Balance, beginning of year............................  $11,352    $15,842    $ 5,298
Store closing costs:
  Store closing costs, gross..........................    1,925      3,103     14,904
  Adjustments to prior year plans.....................     (620)    (1,431)        --
  Other cost revisions, net...........................     (970)       (32)        --
                                                        -------    -------    -------
     Store closing costs, net.........................      335      1,640     14,904
                                                        -------    -------    -------
Trak West purchase allocation.........................       --        625         --
Payments..............................................   (6,363)    (6,755)    (4,360)
                                                        -------    -------    -------
Balance, end of year..................................  $ 5,324    $11,352    $15,842
                                                        =======    =======    =======



     During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in the Company's normal operating expenses. Included in store closing costs for fiscal 1996 is a charge of $12.9 million for store closing costs associated with the relocation of 91 specific store sites. The Company generally selected the stores for relocation because of their inability to realize future sales growth because of their relatively small size. Stores were included in the plan for relocation because a larger, or otherwise more favorable, site within its market area had been identified. The $12.9 million charge consists principally of lease costs under non-cancelable leases for the 91 specifically identified store locations (from the planned vacancy date), related estimates for vacancy periods, and estimated credit losses with respect to sub-lease arrangements.



     As part of the purchase price allocation for the Trak West acquisition in fiscal 1997 (see Note 3), the Company recorded an allowance for the costs of closing or relocating certain former Trak West stores.



     Adjustments to prior plans relate to costs for store closures that were accrued in prior years but withdrawn from the Company's store closure plan in the year of adjustment. Such withdrawals are due to subsequent improvements in the underlying economics of the store's performance or (in the case of store relocation) because the Company was unable to secure a previously identified site upon acceptable lease terms. The Company had significant adjustments to prior year plans in 1997 and 1998 because of changes resulting from higher than expected improvements in its gross profit margins in 1997-1998 and changes resulting from the Trak West Acquisition (See Note 3) and the IPO (See Note 8). Further significant changes to the strategic plan are not considered likely. All relocations and store closings are anticipated to be completed within twelve months of accrual and only after costs can be estimated.



     Other cost revisions are comprised of changes in expected future rental costs for vacant or sub-leased store locations, which are due largely to early terminations of lease agreements.



     On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:



                                                          NUMBER OF STORES TO BE CLOSED
                                           -----------------------------------------------------------
                                           BEGINNING    STORES       PLAN       STORES       ENDING
                                            BALANCE     ADDED     AMENDMENTS    CLOSED      BALANCE
                                           ---------    ------    ----------    ------    ------------
Store count by fiscal year:
  1996...................................     --          91          --         (35)          56
  1997...................................     56          36         (15)        (29)          48
  1998...................................     48          24         (10)        (33)          29

                      CSK AUTO CORPORATION AND SUBSIDIARY

     At January 31, 1999, there were 29 stores remaining to be closed under the Company's store closing plans, comprised of the following:



                                                  STORES IN      SUBSEQUENT    STORES      BALANCE
                                                 CLOSING PLAN    AMENDMENTS    CLOSED    TO BE CLOSED
                                                 ------------    ----------    ------    ------------
Store count by year of accrual (plan year):
  1996.........................................       91            (17)        (73)           1
  1997.........................................       36            (12)        (19)           5
  1998.........................................       24             --          (1)          23
                                                                                              --
                                                                                              29
                                                                                              ==



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

     (a)(3) Exhibits:


           EXHIBIT
           NUMBER                         DESCRIPTION OF EXHIBITS
           -------                        -----------------------
            3.01***     Restated Certificate of Incorporation of the Company.
            3.02***     Certificate of Correction to the Restated Certificate of
                        Incorporation of the Company.
            3.03*****   Amended and Restated By-laws of the Company.
            4.01*       Indenture, dated as of October 30, 1996, by and among CSK
                        Auto, Inc. ("Auto"), Kragen Auto Supply Co., Schuck's
                        Distribution Co. and The Bank of New York (as successor to
                        Wells Fargo Bank, N.A.), as Trustee, including form of Note.
            4.02**      Amended and Restated Credit Agreement, dated as of December
                        8, 1997, among Auto, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as administrative agent for the Lenders, and Lehman Commercial Paper Inc., as documentation agent for the Lenders and Chase Securities
                        Inc., as arranger.
            4.03**      Form of Common Stock certificate.
           10.01****    Amended and Restated Employment Agreement, dated as of June
                        12, 1998, between Auto and James Bazlen.
           10.02+       Stock Option Agreement, dated November 1, 1996, between the
                        Company and James Bazlen.
           10.03****    Amended and Restated Employment Agreement, dated as of June
                        12, 1998, between Auto and Maynard Jenkins.
           10.04**      Promissory Note of Maynard Jenkins, dated December 21, 1997.
           10.05**      Stock Pledge Agreement between the Company and Maynard
                        Jenkins, dated December 21, 1997.
           10.06.1**    Stock Acquisition Agreement, dated January 27, 1997, among
                        Maynard Jenkins, Auto and the Company.
           10.06.2      First Amendment to Stock Acquisition Agreement.
           10.07+       Stock Option Agreement, dated January 27, 1997, between the
                        Company and Maynard Jenkins.
           10.08**      Stock Option Agreement, dated February 1, 1998, between the
                        Company and Maynard Jenkins.
           10.09**      Stock Option Agreement, dated March 9, 1998, between the
                        Company and Maynard Jenkins.
           10.10+       Restated 1996 Associate Stock Option Plan.
           10.11+       Restated 1996 Executive Stock Option Plan.
           10.12        Intentionally Omitted
           10.13****    CSK Auto Corporation Directors Stock Plan.
           10.14*****   Restricted Stock Agreement, dated as of June 12, 1998,
                        between The Company and John F. Antioco.
           10.15*****   Restricted Stock Agreement, dated as of October 7, 1998,
                        between the Company and Morton Godlas.
           10.16*       Amended and Restated Lease, dated October 23, 1989 (the
                        "Missouri Falls Lease"), between Auto and Missouri Falls
                        Associates Limited Partnership.

           EXHIBIT
           NUMBER                         DESCRIPTION OF EXHIBITS
           -------                        -----------------------
           10.17*       First Amendment to the Missouri Falls Lease, dated November
                        22, 1991, between Auto and Missouri Falls Associates Limited
                        Partnership.
           10.18*       Amendment to Leases, dated as of October 30, 1996, by and
                        between Missouri Falls Associates Limited Partnership and
                        Auto.
           10.19*       Agreement for Management Advisory, Strategic Planning and
                        Consulting Services, dated October 30, 1996, between Auto
                        and Investcorp International Inc.
           10.20*       Stockholders' Agreement, dated October 30, 1996, by and
                        among the Initial Investcorp Group, Cantrade Trust Company
                        Limited in its capacity as trustee of The Carmel Trust, the
                        Company and Auto.
           10.20.1**    Form of Supplemental Stockholders' Agreement Signature Page.
           10.20.2+     Amendment to the Stockholders' Agreement, dated June 12,
                        1998.
           10.20.3***** Letter Agreement re: Stockholders' Agreement.
           10.21*       Stock Purchase Agreement, dated September 29, 1996.
           10.22**      Senior Executive Stock Loan Plan.
           10.23**      Form of Stock Purchase Agreement.
           21.01+       Subsidiary of the Company.
           23.01        Consent of PricewaterhouseCoopers LLP.


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


***** Previously filed.


     + Incorporated herein by reference to our Registration Statement on Form
       S-1 (File No. 333-67231).

  (b) Reports on Form 8-K; None.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON


                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of


CSK Auto Corporation



Our audits of the consolidated financial statements referred to in our report dated April 2, 1999, appearing in this Annual Report on Form 10-K/A of CSK Auto Corporation and subsidiary also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICEWATERHOUSECOOPERS LLP

--------------------------------------

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this amendment has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 15th day of March 2000.



                 /s/ MAYNARD JENKINS                        Chairman of the Board and Chief Executive
 ---------------------------------------------------        Officer (Principal Executive Officer)
                   Maynard Jenkins

                  /s/ JAMES BAZLEN                          President, Chief Operating Officer and
-----------------------------------------------------       Director
                    James Bazlen

                 /s/ JOHN F. ANTIOCO                        Director
-----------------------------------------------------
                   John F. Antioco

                  /s/ JAMES O. EGAN                         Director
-----------------------------------------------------
                    James O. Egan

                  /s/ MORTON GODLAS                         Director
-----------------------------------------------------
                    Morton Godlas

               /s/ CHARLES K. MARQUIS                       Director
-----------------------------------------------------
                 Charles K. Marquis

             /s/ CHRISTOPHER J. O'BRIEN                     Director
-----------------------------------------------------
               Christopher J. O'Brien

              /s/ CHARLES J. PHILIPPIN                      Director
-----------------------------------------------------
                Charles J. Philippin

                  /s/ ROBERT SMITH                          Director
-----------------------------------------------------
                    Robert Smith

             /s/ CHRISTOPHER J. STADLER                     Director
-----------------------------------------------------
               Christopher J. Stadler

                   /s/ JULES TRUMP                          Director
-----------------------------------------------------
                     Jules Trump

                   /s/ EDDIE TRUMP                          Director
-----------------------------------------------------
                     Eddie Trump

                  /s/ SAVIO W. TUNG                         Director
-----------------------------------------------------
                    Savio W. Tung

                  /s/ DON W. WATSON                         Senior Vice President, Chief Financial
-----------------------------------------------------       Officer and Treasurer (Principal Financial
                    Don W. Watson                           Officer and Principal Accounting Officer)

                               INDEX TO EXHIBITS


           EXHIBIT
           NUMBER                         DESCRIPTION OF EXHIBITS
           -------                        -----------------------
            3.01***     Restated Certificate of Incorporation of the Company.
            3.02***     Certificate of Correction to the Restated Certificate of
                        Incorporation of the Company.
            3.03*****   Amended and Restated By-laws of the Company.
            4.01*       Indenture, dated as of October 30, 1996, by and among CSK
                        Auto, Inc. ("Auto"), Kragen Auto Supply Co., Schuck's
                        Distribution Co. and The Bank of New York (as successor to
                        Wells Fargo Bank, N.A.), as Trustee, including form of Note.
            4.02**      Amended and Restated Credit Agreement, dated as of December
                        8, 1997, among Auto, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as administrative agent for the Lenders, and Lehman Commercial Paper Inc., as documentation agent for the Lenders and Chase Securities
                        Inc., as arranger.
            4.03**      Form of Common Stock certificate.
           10.01****    Amended and Restated Employment Agreement, dated as of June
                        12, 1998, between Auto and James Bazlen.
           10.02+       Stock Option Agreement, dated November 1, 1996, between the
                        Company and James Bazlen.
           10.03****    Amended and Restated Employment Agreement, dated as of June
                        12, 1998, between Auto and Maynard Jenkins.
           10.04**      Promissory Note of Maynard Jenkins, dated December 21, 1997.
           10.05**      Stock Pledge Agreement between the Company and Maynard
                        Jenkins, dated December 21, 1997.
           10.06.1**    Stock Acquisition Agreement, dated January 27, 1997, among
                        Maynard Jenkins, Auto and the Company.
           10.06.2      First Amendment to Stock Acquisition Agreement.
           10.07+       Stock Option Agreement, dated January 27, 1997, between the
                        Company and Maynard Jenkins.
           10.08**      Stock Option Agreement, dated February 1, 1998, between the
                        Company and Maynard Jenkins.
           10.09**      Stock Option Agreement, dated March 9, 1998, between the
                        Company and Maynard Jenkins.
           10.10+       Restated 1996 Associate Stock Option Plan.
           10.11+       Restated 1996 Executive Stock Option Plan.
           10.12*       1996 General and Administrative Staff Incentive Compensation
                        Plan.
           10.13****    CSK Auto Corporation Directors Stock Plan.
           10.14*****   Restricted Stock Agreement, dated as of June 12, 1998,
                        between The Company and John F. Antioco.
           10.15*****   Restricted Stock Agreement, dated as of October 7, 1998,
                        between the Company and Morton Godlas.
           10.16*       Amended and Restated Lease, dated October 23, 1989 (the
                        "Missouri Falls Lease"), between Auto and Missouri Falls
                        Associates Limited Partnership.

           EXHIBIT
           NUMBER                         DESCRIPTION OF EXHIBITS
           -------                        -----------------------
           10.17*       First Amendment to the Missouri Falls Lease, dated November
                        22, 1991, between Auto and Missouri Falls Associates Limited
                        Partnership.
           10.18*       Amendment to Leases, dated as of October 30, 1996, by and
                        between Missouri Falls Associates Limited Partnership and
                        Auto.
           10.19*       Agreement for Management Advisory, Strategic Planning and
                        Consulting Services, dated October 30, 1996, between Auto
                        and Investcorp International Inc.
           10.20*       Stockholders' Agreement, dated October 30, 1996, by and
                        among the Initial Investcorp Group, Cantrade Trust Company
                        Limited in its capacity as trustee of The Carmel Trust, the
                        Company and Auto.
           10.20.1**    Form of Supplemental Stockholders' Agreement Signature Page.
           10.20.2+     Amendment to the Stockholders' Agreement, dated June 12,
                        1998.
           10.20.3***** Letter Agreement re: Stockholders' Agreement.
           10.21*       Stock Purchase Agreement, dated September 29, 1996.
           10.22**      Senior Executive Stock Loan Plan.
           10.23**      Form of Stock Purchase Agreement.
           21.01+       Subsidiary of the Company.
           23.01        Consent of PricewaterhouseCoopers LLP.


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


***** Previously filed.


     + Incorporated herein by reference to our Registration Statement on Form
       S-1 (File No. 333-67231).