Form 10-K
period 2000-01-30
CSK AUTO CORP
filed 2000-04-28
CIK 1051848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2000.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13927

CSK AUTO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0765798
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

645 E. Missouri Ave. Suite 400, Phoenix, Arizona	85012
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered:

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      As of April 18, 2000, the aggregate market value of the Company’s common stock held by non-affiliates was approximately $156.6 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates. As of April 18, 2000, there were 27,837,558 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

•	Portions of the Company’s definitive Proxy Statement on Schedule 14A, with respect to the Company’s 2000 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

Note Concerning Forward-Looking Information

      Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control, the occurrence of which could have a material adverse effect on our business, operating results and financial condition. These events may include future operating results, our efforts to address Year 2000 issues and potential competition, among other things. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.  Business

General

      We are the largest retailer of automotive parts and accessories in the Western United States and one of the largest retailers of such products in the United States based, in each case, on our number of stores. As of January 30, 2000, we operated 1,120 stores as one fully integrated company under three brand names:

•	Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states;

•	Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest; and

•	Kragen Auto Parts, founded in 1947 and operating primarily in California.

      We offer a broad selection of national brand name and private label automotive products for domestic and imported cars, vans and light trucks. Our products include new and remanufactured automotive replacement parts, maintenance items and accessories. Most of our sales are to do-it-yourself customers, although our commercial sales program, focusing on sales to auto repair professionals and fleet owners, represents a significant and increasing part of our business. Our stores typically offer between 13,000 and 17,000 stock-keeping units, or SKUs. Our operating strategy is to offer our products at everyday low prices and at conveniently located and attractively designed stores, supported by highly trained, efficient and courteous customer service personnel.

Recent Transactions

      During March 2000, we entered into a definitive agreement to acquire substantially all of the assets of All-Car Distributors, Inc. (“AllCar”), an operator of 22 stores in Wisconsin and Michigan. Under the terms of the agreement, we will pay approximately $865,000 in cash for the assets of AllCar and will assume vendor accounts payable and certain indebtedness and accrued expenses. The closing, which is subject to the satisfaction of certain conditions, is expected to occur on April 27, 2000. The acquisition of the 22 AllCar stores gives us an immediate presence of scale in a strategically important market adjacent to our current operations. The acquired stores will be serviced out of our Minneapolis Distribution Center and will be converted to the Checker Auto Parts name.

      During January 2000, we entered into a definitive agreement with Advance Auto Parts and Sequoia Capital to form a new joint venture, PartsAmerica.com, which is expected to become one of the largest automotive parts and accessories e-commerce destinations in the $90 billion automotive parts and accessories market. PartsAmerica.com will operate independently from its partners and will utilize both CSK’s and Advance’s existing logistic systems to support its web-based operations. PartsAmerica.com will offer both retail and commercial customers the widest available selection of automotive parts and delivery options, including same-day delivery, local in-store pickup, and overnight shipment. In addition, because of 50-state coverage, customers will be able to return or exchange merchandise at their local CSK or Advance Auto Parts store. We have contributed the use of the e-commerce capabilities of our existing web site and certain other assets to the joint venture. We are a party to a service agreement with PartsAmerica.com that governs the terms of our sale of merchandise to PartsAmerica.com and certain other services that we are to provide to the joint venture. PartsAmerica.com is expected to commence operations in July 2000.

      On October 1, 1999, we acquired the common stock of Al’s and Grand Auto Supply, Inc. (“AGA”), formerly known as PACCAR Automotive, Inc., which operated 194 stores under the trade names of Al’s Auto Supply and Grand Auto Supply (collectively, the “AGA stores”) in Washington, California, Idaho, Oregon, Nevada and Alaska. We paid approximately $145.6 million in cash for the stock of AGA and associated transaction costs. The acquisition was funded with proceeds from our senior credit facility. In connection with the acquisition, we amended and restated our senior credit facility to provide an additional $150.0 million of senior term loan borrowing ability. We have substantially converted the stores to the Checker, Schuck’s and Kragen names and store formats and integrated these stores into our operations.

      On September 7, 1999, we acquired all of the common stock of Automotive Information Systems, Inc. (“AIS”). AIS, based in St. Paul, Minnesota, is a leading provider of diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and the do-it-yourself consumer. We paid approximately $10.3 million in cash for AIS and funded the acquisition through our senior credit facility.

      On June 30, 1999, we acquired substantially all of the assets of Apsco Products Company dba Big Wheel/ Rossi (“Big Wheel”), which operated 86 stores under the trade name of Big Wheel/ Rossi in Minnesota, North Dakota and Wisconsin along with a distribution center in Minnesota. We paid approximately $62.7 million in cash for substantially all the assets and assumed certain liabilities and indebtedness of Big Wheel. The acquisition was funded with proceeds from our senior credit facility. In connection with the acquisition, we amended and restated our senior credit facility to provide an additional $125.0 million of senior term loan borrowing ability. We have substantially converted the stores to the Checker name and store format and integrated these stores into our operations.

Automotive Aftermarket Industry

      We are a retailer of aftermarket automotive products such as replacement parts, maintenance items and accessories. The term aftermarket distinguishes our sales from those items sold as part of the original sale of a car or truck. We believe that the automotive aftermarket for these items is growing because of increases in:

•	The size and age of the country’s automotive fleet;

•	The number of miles driven annually per vehicle;

•	The purchase prices of new cars;

•	The cost of replacement parts; and

•	Labor costs associated with parts, installation and maintenance.

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

      CSK University, our sales associate development program, is dedicated to the continuous education of store associates through structured on-the-job training and formal classroom instruction. The curriculum focuses on four areas of the associate’s development:

•	Customer service skills;

•	Basic automotive systems;

•	Advanced automotive systems; and

•	Management development.

      Much of the training is delivered through formal classes in 26 training centers that are fully equipped with the same systems as are in our stores. We believe that our training programs enable sales associates to provide a high level of service to a wide variety of customers ranging from less informed do-it-yourself consumers to more sophisticated purchasers requiring diagnostic advice. We also provide continuing training programs for store managers and district managers designed to assist them in increasing store-level efficiency and improving their potential for promotion. In addition, we require periodic meetings of district and store managers to facilitate and enhance communications within our organization. Approximately 2,278 of our current associates have passed the ASE-P2 test, a nationally recognized certification for auto parts technicians.

      In order to satisfy our customers, we adopted several service initiatives including free testing of starters, alternators and batteries; free charging of batteries; installation assistance for batteries, windshield wipers and other selected products; “no hassle” return policies; and electronically maintained lifetime warranties, which eliminate the need for consumer record keeping. Our significant investments in associate training and store-level information systems enable our in-store personnel to devote more time to attending to our customers’ automotive needs.

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

      We continue to expand and improve our delivery system and we have increased our number of strategically located priority parts depots to 44 and increased product selection through an increased SKU mix and access to our on-line local warehouse network. This has led to better customer service by making available up to an additional 200,000 products on a same-day delivery basis to over 75% of our stores and 1,000,000 additional products on a next-day delivery basis to all of our stores. This has also allowed us to increase sales to commercial accounts due to the availability of a greater number of replacement parts. Our priority parts operation handles approximately 250,000 inquiries each week. Store associates are able to electronically inquire on price and availability and order parts from the priority parts depots through our electronic parts catalog and receive immediate confirmation of availability without having to make telephone inquiries.

      We have classified our product mix into 120 separate categories through a merchandising program designed to determine the optimal inventory mix at each individual store based on that store’s historical sales. We believe that we can improve store sales, gross profit margin and inventory turnover by tailoring individual store inventory mix based on historical sales patterns for each of the 120 product categories.

Pricing

      Our pricing philosophy is that we should not lose a customer because of price. Our pricing strategy is to offer everyday low prices at each of our stores. Part of this strategy is to beat any competitor’s lower price by 5%. As a result, we closely monitor our competitors’ pricing levels through our precision pricing program, which analyzes prices at the store level rather than at the market or chain level. This initiative enables us to establish pricing levels at each store based upon that store’s local market competition. Our entry-level products offer excellent value by meeting standard quality requirements at low prices. In addition, our sales associates are encouraged to offer alternative products at slightly higher price points. These products typically provide extra features, improved performance, an enhanced warranty or are of national brand recognition.

Advertising

      We support our marketing and merchandising strategy through print advertising, in-store promotional displays and an increasing emphasis on radio and television advertising. The print advertising consists of monthly color circulars that are produced by our in-house advertising department and that contain redeemable coupons. We also advertise on radio, television and billboards primarily to reinforce our image and name recognition. Television advertising is targeted to sports programming and radio advertising is primarily aired during commuting hours. Advertising efforts include Spanish language television and radio as well as bilingual store signage. In-store signs and displays are used to promote products, identify departments, and to announce store specials. We also sponsor two National Hot Rod Association Funny Cars and have been designated the “Official Auto Parts Store of the NHRA.” We have web sites on the Internet at:

•	http://www.cskauto.com;

•	http://www.checkerauto.com;

•	http://www.schucks.com;

•	http://www.kragen.com;

•	http://www.identifix.com; and

•	http://www.autoshop-online.com.

Store-Based Information Systems

      Over the past several years, we have installed several store-level information systems, which have improved store labor productivity and customer service. These systems are described below.

  Electronic Parts Catalog

      Our electronic parts catalog is a software-based system that identifies the location and availability of over one and a half million parts. The electronic parts catalog is a user-friendly tool that enables our sales associates to assist customers in parts selection and ordering based on simple input of the year, model, engine type and application needed. Once provided with this basic information, the electronic parts catalog displays which part is needed and whether it is located in the store. In the event a particular product is unavailable at a store, the electronic parts catalog indicates whether it can be obtained at a nearby store, priority parts depot, through certain warehouse distributors with same-day delivery or directly from the manufacturer. Information about the customer’s car can be entered into a permanent customer database that can be instantly accessed whenever the customer visits or phones the store. The electronic parts catalog also displays related parts that the sales associates can recommend to the customer for purchase and prints parts lists for the customer. Our electronic parts catalog system is integrated with our point of sale system and centralized database. This integration improves customer service by:

•	Reducing checkout time by fully automating the ordering process between the parts counter and the point of sale register;

•	Allowing the store associate to order parts electronically with immediate confirmation of availability and/or delivery; and

•	Providing up-to-the-minute pricing of products.

  Point of Sale System

      We have installed a point of sale system consisting of cash registers and sophisticated software in all of our stores, which electronically record and report customer transactions and are tied to our electronic parts catalog and the central inventory system. This point of sale system improves store productivity and customer service by streamlining in-store procedures and eliminating handwritten record keeping. This system also allows for paperless transactions and electronic updating of warranty information. In addition, the point of sale software tracks the history of individual customer purchases for use in regionalized marketing and merchandising programs.

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

  Call Center

      Our centralized call center provides store personnel at selected high-volume stores the option to reroute customer calls to a central location during the store’s busiest hours of operation. Call center associates perform all functions that store personnel normally handle, such as store-specific parts look-up, price look-up and inventory availability verification. Associates in the call center can take an order from a customer and electronically transmit it to the store, so that the customer can pick up the requested product at his local store. Use of the call center allows sales associates to give their undivided attention to customers at the store while call-in customers are serviced directly by call center associates.

  Diagnostic & Maintenance Repair Services

      Through our subsidiary, AIS, we are a leading provider of diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and to the do-it-yourself consumer. This allows us to provide our retail, commercial, and Internet customers with high quality diagnostic information available in order to assist them with correctly identifying problems and efficiently obtaining the parts they need.

      AIS was founded in 1987 and markets its products and services under the brand name IDENTIFIX. These products and services include:

•	Technical hotlines serving more than 15,000 automotive shops;

•	The RepairTrac Service Bulletin;

•	On-line diagrams containing over 50,000 wiring diagrams;

•	Consulting services to automotive manufacturers; and

•	Consumer services provided through our worldwide web sites.

      AIS has evolved into one of the leading sources of knowledge about where and how vehicles break, and how to correctly repair those vehicles. This extensive automotive knowledge comes from (1) more than 250,000 calls received annually from technicians seeking diagnostic assistance for vehicle repair; (2) our staff of 32 Master Technicians who collectively have over 550 years of vehicle diagnostic experience; and (3) a comprehensive on-site library of factory vehicle service information.

      In AIS’s 12 years of operation, it has developed a customer base of more than 15,000 repair shops by providing efficient and accurate information resources for automotive diagnostics and repair. We are committed to supporting AIS’s existing customer base while developing new ways to deliver information to their customers.

Store Operations

      Our stores are divided into nine geographic regions: Southwest, Rocky Mountain, Northwest, Northern Plains, Southern California, Coastal California, Los Angeles, Pacific Coast and Northern California. Each region is administered by a regional manager, each of whom oversees seven to eleven district managers. Each of our district managers has responsibility for between 4 and 17 stores.

      The table below sets forth, as of January 30, 2000, the geographic distribution of our stores and the tradenames under which they are or will be operated.

	Checker	Schuck’s	Kragen	Company
	Auto Parts	Auto Supply	Auto Parts	Total

California	1	2	454	457

Washington	—	168	—	168

Arizona	93	—	—	93

Colorado	68	—	—	68

Minnesota	65	—	—	65

Oregon	—	49	—	49

Utah	36	—	—	36

Idaho	7	25	—	32

Nevada	25	—	6	31

New Mexico	28	—	—	28

Texas	26	—	—	26

Wisconsin	19	—	—	19

Alaska	—	13	—	13

Montana	11	—	—	11

Wyoming	10	—	—	10

North Dakota	7	—	—	7

Hawaii	4	—	—	4

South Dakota	3	—	—	3

Total	403	257	460	1,120

      Our stores are generally open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. (9:00 a.m. to 6:00 p.m. on Sundays). The average store employs approximately 10 to 20 employees, including a store manager, two assistant store managers and a staff of full-time and part-time employees.

Store Formats

      Our stores are generally located in high visibility, high traffic strip shopping centers or in freestanding units adjacent to strip shopping centers. The stores, which range in size from 2,600 to 24,000 square feet, average approximately 7,200 square feet in size and offer between 13,000 and 17,000 SKUs.

      We have three prototype store designs which are 6,000, 7,000 and 8,000 square feet in size. The store size for a given new location is selected based upon sales volume expectations determined through demographics and the detailed market analysis that we prepare as part of our site selection process. The following table categorizes our stores by size, as of January 30, 2000:

Store Size	Number of Stores

10,000 sq. ft. or greater	107

8,000-9,999 sq. ft	208

6,000-7,999 sq. ft	485

5,000-5,999 sq. ft	214

Less than 5,000 sq. ft	106

1,120

      Approximately 61% of our stores are freestanding, with the balance principally located within strip shopping centers. Approximately 85% to 90% of each store’s square footage is selling space, of which approximately 40% to 50% is dedicated to automotive replacement parts inventory. The replacement parts inventory area is fronted by a counter staffed by knowledgeable parts personnel and is equipped with the electronic parts catalog. The remaining selling space contains gondolas for accessories and maintenance items, including oil and air filters, additives, waxes and other items, together with specifically designed shelving for batteries and, in many stores, oil products.

Store Growth Strategy

      Our store growth strategy is focused on our existing or contiguous markets and includes:

•	Acquiring existing stores;

•	Opening new stores;

•	Relocating smaller stores to larger stores at better locations; and

•	Expanding selected stores.

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

      We believe that the large number of small operators in our industry has enabled us to effectively pursue an opportunistic acquisition strategy. We focus our acquisition efforts in (1) existing markets to achieve further market penetration in a timely and cost-effective manner without adding additional retail square footage; and (2) contiguous markets to permit further leveraging of our established infrastructure over an increasing sales base.

      The following table sets forth our store development activities during the periods indicated:

	Fiscal Year

	1999	1998	1997

Beginning stores	807	718	580

New stores	84	94	65

Relocated stores	26	31	36

Acquired stores	280	2	82

Closed stores (including relocated stores)	(77)	(38)	(45)

Ending stores	1,120	807	718

Expanded stores	9	5	3

Total new, relocated and expanded stores	119	130	104

      We believe that substantial growth opportunities exist in our current markets and that our store growth strategy will increase our name recognition and market penetration while we benefit from economies of scale in advertising, management and distribution costs. We opened, relocated, or expanded 119 stores in fiscal 1999 as compared to 130 stores in fiscal 1998. We plan to continue our store growth strategy and expect to open, acquire, relocate or expand approximately 100 stores in fiscal 2000. As of January 30, 2000, we had executed purchase contracts or leases for 33 sites, were in various stages of negotiation for 41 additional sites and had identified numerous potential additional sites for store growth. New stores generally become profitable during the first year of operation.

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

      As of January 30, 2000, we operated commercial service centers in 554 of our stores. Our sales to commercial accounts (including sales by stores without commercial service centers) increased 40% to $217.7 million in fiscal 1999 from $155.8 million in fiscal 1998.

Purchasing

      Merchandise is selected from over 300 suppliers and purchased for all stores by personnel at our corporate headquarters in Phoenix, Arizona. No one class of product and no single supplier accounted for as much as 10% of our purchases in fiscal 1999.

      Our inventory management systems include the E-3 Trim Buying System, which provides inventory movement forecasting based upon history, trend and seasonality. Combined with service level goals, vendor lead times and cost of inventory assumptions, the E-3 Trim Buying System determines the timing and size of purchase orders. Approximately 90% of the dollar value of transactions are sent via electronic data interchange, with the remainder being sent by a computer facsimile interface. Our store replenishment system generates orders based upon store on-hand and store model stock. This includes an automatic model stock adjustment system utilizing historical sales, seasonality and store presentation requirements. We also can allocate seasonal and promotional merchandise based upon a store’s history of prior promotional and seasonal sales.

      Our stores offer products with nationally recognized, well-advertised brand names, such as Armor All, Autolite, AC Delco, Castrol, Dayco, Exide, Fel Pro, Fram, Havoline, Mobil, Monroe, Pennzoil, Prestone, Quaker State, RayBestos, Stant, Sylvania, Turtle Wax and Valvoline. In addition to brand name products, our stores carry a wide variety of high quality private label products. Because most of such products are produced by nationally recognized manufacturers that produce similar brand name products that enjoy a high degree of consumer acceptance, we believe that our private label products are of a quality that is comparable to such brand name products.

      We have increased our gross profit margin over the last several years primarily as a result of obtaining lower product acquisition costs, more favorable vendor terms, cash discounts from vendors, efficiencies from our warehouse and distribution system and improvements in product mix. We believe that the improved vendor terms are primarily the result of our improved financial performance and growth in our store count and purchase volume. Our gross profit margin increased from 44.6% of net sales in fiscal 1997 to 48.3% of net sales in fiscal 1999.

Warehouse and Distribution

      Our warehouse and distribution system utilizes bar coding, radio frequency scanners and sophisticated conveyor and put-to-light systems. We instituted engineered labor standards and incentive programs in each of our distribution centers which have contributed to improved labor productivity. Each store is currently serviced by one of our three main distribution centers, with the regional distribution centers handling bulk materials, such as oil. All of our merchandise is shipped by vendors to our distribution centers, with the exception of batteries, which are shipped directly to stores by the vendor. We have sufficient warehouse and distribution capacity to meet the requirements of our growth plans for the foreseeable future.

      The following table sets forth certain information relating to our three main distribution centers as of January 30, 2000:

			Number	Number of
Distribution		Size	of Stores	Full-Time
Center	Area Served	(Sq. Ft.)	Served	Employees

Phoenix, AZ	Arizona, Colorado, Idaho, Nevada, New Mexico, California, Texas, Utah	273,520	499	386
Dixon, CA	California, Nevada, Washington, Oregon, Idaho, Montana, Wyoming, Alaska, Hawaii	325,500	535	418
Mendota Heights, MN	Minnesota, North Dakota, South Dakota, Wisconsin	125,000	86	75

		724,020	1,120	879

      We have the ability to expand the Phoenix distribution center by approximately 80,000 square feet and the Dixon distribution center by 160,000 square feet should the need arise to do so.

Associates

      As of January 30, 2000, we employed approximately 9,890 full-time associates and 4,920 part-time associates. Approximately 86% of the personnel are employed in store level operations, 7% in distribution and 7% in our corporate headquarters, including our call center and priority parts operation.

      We have never experienced any material labor disruption and believe that our labor relations are good. Except for approximately 700 associates located at 75 stores in the Northern California market, who have been represented by two unions for many years, none of our personnel are represented by a labor union.

Competition

      We compete principally in the do-it-yourself sector of the automotive aftermarket which is highly fragmented and generally very competitive. We compete primarily with national and regional retail automotive parts chains (such as AutoZone, Inc. and The Pep Boys — Manny, Moe and Jack, Inc.), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as NAPA), automobile dealers and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). We believe that chains of automotive parts stores like ours, with multiple locations in regional markets, have competitive advantages in marketing, product selection, purchasing and distribution, as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. We believe that, as a result of these advantages, national and regional chains have been gaining market share in recent years at the expense of independent retailers and jobbers.

      The principal competitive factors that affect our business are store location, customer service, product selection, availability, quality and price. While we believe that we compete effectively in our various markets, certain competitors are larger in terms of number of stores and sales volume, have greater financial and management resources and have been operating longer in certain geographic areas.

Trade Names, Service Marks and Trademarks

      We own and have registered the service mark “Schuck’s” with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. We have the right to use the tradenames “Checker” (in connection with the automotive parts retailing business) and “Kragen.” In addition, we own and have registered numerous trademarks with respect to many of our private label products. We believe that our various tradenames, service marks and trademarks are important to our merchandising strategy, but that our business is not otherwise dependent on any particular service mark, tradename or trademark. There are no infringing uses known by us that materially affect the use of such marks.

Environmental Matters

      We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing recycling of batteries and used lubricants, and regarding ownership and operation of real property. We handle hazardous materials during our operations, and our customers may also use or bring hazardous materials onto our properties. In addition, in a small number of recently acquired store locations we service automobiles and we sublease to third parties other pre-existing service bays. These service bays are required to dispose of certain items, including used batteries, lubricants and oils in accordance with applicable environmental regulations. We currently provide a recycling program for batteries and for the collection of used lubricants at certain of our stores as a service to our customers pursuant to agreements with third-party vendors. Pursuant to the agreements, the batteries and used lubricants are collected by our associates, deposited into vendor-supplied containers/pallets and then disposed of by the third-party vendors. Our agreements with such vendors are designed to limit our potential liability under applicable environmental regulations for any harm caused by the batteries and lubricants to off-site properties or even on-site when such failure is the fault of the vendor. Many of the agreements provide us with indemnification against liability that we may incur in connection with the disposal of such items.

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

Item 2.  Properties

      The following table sets forth certain information concerning our principal facilities:

		Square	Nature of
Primary Use	Location	Footage	Occupancy

Corporate office	Phoenix, AZ	94,000	Leased (1)

Distribution center	Dixon, CA	325,500	Leased

Distribution center	Phoenix, AZ	273,520	Leased

Distribution center	Mendota Heights, MN	125,000	Leased

Regional distribution center	Auburn, WA	52,400	Leased

Regional distribution center	Denver, CO	34,800	Leased

Regional distribution center	Salt Lake, UT	32,000	Leased

Regional distribution center	Commerce, CA	48,400	Leased

(1)	This facility is owned by Missouri Falls Partners, an affiliate of The Carmel Trust (“Carmel”), a trust governed under the laws of Canada. Carmel is an affiliate of the Company and a member of the Carmel Group.

      At January 30, 2000, all but four of our stores were leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

1999
Years	Stores(1)

2000-2001	22

2002-2005	71

2006-2010	121

2011-2020	432

2021-2030	428

2031-thereafter	42

1,116

(1)	Of these stores, 1 is owned by affiliates of Carmel.

      Additional information regarding our facilities appears in Item I. Business under the captions “Store Operations,” “Store Formats” and “Warehouse and Distribution.”

Item 3.  Legal Proceedings

      On May 4, 1998, a lawsuit was filed against us in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. We have also been served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included claims for punitive damages and unlawful conversion, but the Court subsequently dismissed both of these claims.

      The three cases have been “coordinated” before one judge in San Diego County. Discovery has been conducted by the parties. On January 19, 2000, as amended on January 27, 2000, the judge issued an order allowing the coordinated lawsuits to proceed as class actions, with class periods of May 1994 through January 2000 for store managers and October 1994 through July 1997 for senior assistant managers. We filed a Petition for Writ of Mandate seeking appellate review of the foregoing order which was not successful. On March 23, 2000, we filed a Petition for Review by the California Supreme Court to have the trial court’s order reversed.

      Although we cannot estimate the potential loss or range of loss at this time, if these cases are permitted to proceed as class actions and are decided against us, we believe that the aggregate potential exposure could be material to results of operations or cash flows for the year in which the cases are ultimately decided. However, we do not believe that such an adverse outcome, if it were to happen, would materially affect our financial position, operations or cash flows in subsequent periods. Although at this stage in the litigation it is difficult to predict its outcome with any certainty, we believe that there are meritorious defenses to these cases and intend to defend them vigorously.

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 179 individual auto parts dealers alleging that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against us, and three of those have voluntarily dismissed their claims without prejudice. The complaint alleges that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as receiving compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. We believe the suit is without merit and plan to vigorously defend it.

      We currently and from time to time are involved in other litigation incidental to the conduct of our business. The damages claimed in some of this litigation are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 1999.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock has been listed on the New York Stock Exchange under the symbol CAO since March 12, 1998. As of April 18, 2000, there were 27,837,558 shares of our common stock outstanding. As of April 18, 2000, there were approximately 78 record holders of our common stock.

      The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by the New York Stock Exchange.

	Price Range of
	Common Stock

	High	Low

Fiscal 1999:

First Quarter	$37.38	$23.63

Second Quarter	30.63	24.00

Third Quarter	25.56	17.13

Fourth Quarter	21.25	11.06

Fiscal 1998:

First Quarter (from March 12, 1998)	$27.81	$22.00

Second Quarter	28.50	23.13

Third Quarter	27.50	19.44

Fourth Quarter	34.63	21.75

      We have not paid any dividends on our common stock during the last two fiscal years. We currently do not intend to pay any dividends on our common stock.

      We are a holding company with no business operations of our own. We therefore depend upon payments, dividends and distributions from CSK Auto, Inc., our wholly owned subsidiary, for funds to pay dividends to our stockholders. CSK Auto, Inc. currently intends to retain its earnings to fund its working capital, debt repayment and capital expenditure needs and for other general corporate purposes. CSK Auto, Inc. has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. CSK Auto, Inc.’s senior credit facility and the indenture governing its 11% senior subordinated notes contain restrictions on CSK Auto, Inc.’s ability to pay dividends or make payments or other distributions to us.

Item 6.  Selected Consolidated Financial Data

      The following table sets forth our selected consolidated statement of operations, balance sheet and operating data. The selected statement of operations and balance sheet data are derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. You should read the data presented below together with our consolidated financial statements and related notes, the other financial information contained herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year(1)

	1999(2)	1998(3)	1997(4)	1996(5)	1995(6)

	(in thousands, except per share amounts and selected store data)

Statement of Operations Data

Net sales	$1,231,455	$1,004,385	$845,815	$793,092	$718,352

Cost of sales	636,239	531,073	468,171	463,374	433,817

Gross profit	595,216	473,312	377,644	329,718	284,535

Other costs and expenses:

Operating and administrative	471,340	391,528	326,198	298,004	281,387

Store closing costs	4,900	335	1,640	14,904	3,310

Transition and integration expenses	30,187	3,075	3,407	—	—

Goodwill amortization	1,941	—	—	—	—

Stock-based compensation	—	—	909	—	—

Write-off of unamortized management fee	—	3,643	—	—	—

1996 Recapitalization charge	—	—	—	20,174	—

Secondary stock offering costs	—	770	—	—	—

Operating profit (loss)	86,848	73,961	45,490	(3,364)	(162)

Other 1996 Recapitalization charges	—	—	1,009	12,463	—

Interest expense, net	41,300	30,730	40,680	20,691	14,379

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	45,548	43,231	3,801	(36,518)	(14,541)

Income tax expense(benefit)	17,436	15,746	1,557	(11,859)	(5,447)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	28,112	27,485	2,244	(24,659)	(9,094)

Extraordinary loss, net of income taxes	—	(6,767)	(3,015)	—	—

Income(loss) before cumulative effect of change in accounting principle	28,112	20,718	(771)	(24,659)	(9,094)

Cumulative effect of change in accounting principle, net of income taxes	(741)	—	—	—	—

Net income (loss)	$27,371	$20,718	$(771)	$(24,659)	$(9,094)

Diluted earnings (loss) per share	$0.96	$0.75	$(0.04)	$(2.28)	$(1.04)

Shares used for computation	28,627	27,640	18,012	10,819	8,724

	Fiscal Year(1)

	1999(2)	1998(3)	1997(4)	1996(5)	1995(6)

	(in thousands, except per share amounts and selected store data)

Other Data

EBITDA(7)	$148,966	$103,861	$70,173	$50,544	$16,099

EBITDAR(7)	242,295	175,549	124,695	98,450	61,453

Capital expenditures	41,358	37,846	20,132	6,317	11,640

Commercial sales(8)	217,696	155,845	115,378	89,551	60,840

Net cash provided by (used in) operating activities	(4,031)	3,403	(62,703)	(33,836)	1,354

Net cash used in investing activities	(260,221)	(37,524)	(56,727)	(15,216)	(7,888)

Net cash provided by financing activities	268,524	36,759	119,059	49,911	8,028

Selected Store Data

Number of stores(end of period)	1,120	807	718	580	566

Percentage increase in comparable store net sales(9)	4%	2%	4%	6%	2%

Balance Sheet Data (end of period)

Net working capital	$456,594	$306,879	$235,651	$121,157	$81,048

Total assets	1,035,652	634,022	563,251	443,986	391,319

Total debt(including current maturities)	627,133	333,293	439,962	335,680	122,003

Stockholders’ equity(deficit)	134,547	105,389	(75,055)	(102,263)	59,997

See accompanying notes on pages 17 and 18.

Notes to Selected Consolidated Financial Data

(1)	Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except for fiscal 1996, which had 53 weeks.

(2)	During 1999, we acquired 194 AGA stores and 86 Big Wheel stores. See Note 3 to the Consolidated Financial Statements. These stores have been included in results of operations from the date of the respective acquisitions. Results of operations in fiscal 1999 include: (1) $30.2 million of transition and integration expenses associated with the Big Wheel and AGA Acquisitions; (2) $2.5 million of store closing costs for CSK Auto stores that were identified for closure due to overlap with certain acquired stores; (3) a charge of $0.7 million, net of income tax, relating to the cumulative effect of a change in accounting principle associated with the adoption of Statement of Position (“SOP”) 98-5 (see Note 2 to the Consolidated Financial Statements). Excluding these non-recurring items, net of related income tax benefit thereon, net income for the fiscal year was $48.3 million or $1.69 per diluted share (based on 28.6 million shares outstanding).

(3)	Results of operations in fiscal 1998 include: (1) an extraordinary loss of $6.8 million, which consisted primarily of the premiums paid in connection with the retirement of outstanding debt with the proceeds of our initial public offering and the write-off of a portion of deferred debt issuance costs; (2) $3.1 million of transition and integration expenses associated with the Trak West Acquisition; (3) the write-off of a $3.6 million prepaid management fee; and (4) $0.8 million of secondary offering costs. Excluding these non-recurring items, net of related income tax benefit thereon, net income for the fiscal year was $32.2 million or $1.13 per diluted share (based on 28.6 million shares outstanding).

(4)	In December 1997, we acquired 82 Trak West stores which have been included in results of operations from the date of acquisition. Results of operations in fiscal 1997 include: (1) an extraordinary loss of $3.0 million to reflect the write-off of certain deferred financing costs associated with the early extinguishment of our previous senior credit facility; (2) $3.4 million of transition and integration expenses associated with the Trak West Acquisition; and (3) $1.0 million of other expenses related to our recapitalization in October 1996.

(5)	Results of operations in fiscal 1996 include certain non-recurring charges which were incurred when we consummated our recapitalization in October 1996, including the following: (1) amounts paid to members of management pursuant to then existing equity participation agreements of $19.9 million ($20.2 million including a provision for estimated payroll taxes thereon); and (2) expenses of $12.5 million incurred in connection with our 1996 recapitalization. Our fiscal 1996 results also include a charge of $12.9 million to reflect the store closing costs of 91 specific store sites. This charge is included in store closing costs.

(6)	Results of operations in fiscal 1995 include pre-opening expenses of $1.6 million associated with the opening of our new distribution center in Phoenix, Arizona. Our fiscal 1995 operating and administrative expenses also include $5.3 million of software development costs associated with the new store-level information systems we installed during fiscal 1995. In addition, we believe that our operations and operating results were adversely impacted during fiscal 1995 as a result of the start-up costs associated with the implementation of many new initiatives.

(7)	EBITDA represents income before net interest expense, provision for income taxes, depreciation and amortization expense, other non-cash charges, extraordinary items and non-recurring charges. While EBITDA is not intended to represent cash flow from operations as defined by GAAP (and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP)), it is included herein because we believe it is a meaningful measure which provides additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. EBITDA has been calculated as described above in accordance with the terms of the indenture under which our 11% Senior Subordinated Notes were issued and may differ in method of calculation from similarly titled measures used by other companies.

      The computation of EBITDA for each of the respective periods shown is as follows:

	Fiscal Year

	1999	1998	1997	1996	1995

	(in thousands)

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	$45,548	$43,231	$3,801	$(36,518)	$(14,541)

Add back:

Interest expense, net	41,300	30,730	40,680	20,691	14,379

Depreciation and amortization expense	29,375	22,412	20,367	19,225	16,261

Non-recurring 1996 Recapitalization expenses	—	—	1,009	32,637	—

Other non-recurring and non-cash charges	32,743	7,488	4,316	14,509	—

Total	$148,966	$103,861	$70,173	$50,544	$16,099

EBITDAR represents EBITDA plus operating lease rental expense. Because the proportion of stores leased versus owned varies among industry competitors, we believe that EBITDAR permits a meaningful comparison of operating performance among industry competitors. We lease substantially all of our stores.

(8)	Represents sales to commercial accounts, including sales from stores without commercial sales centers.

(9)	Comparable store net sales data is calculated based on the change in net sales commencing after the time a new store has been open twelve months. Therefore, sales for the first twelve months a new store is open are not included in the comparable store calculation. Relocations are included in comparable store net sales from the date of opening.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Our fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year which is 53 weeks long. When we refer to a particular fiscal year, we mean the following:

•	Fiscal 1999 means the 52 weeks ended January 30, 2000;

•	Fiscal 1998 means the 52 weeks ended January 31, 1999; and

•	Fiscal 1997 means the 52 weeks ended February 1, 1998.

General

      CSK Auto Corporation is the largest retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. As of January 30, 2000, we operated 1,120 stores as one fully integrated company under three brand names:

•	Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states;

•	Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest; and

•	Kragen Auto Parts, founded in 1947 and operating primarily in California.

      Over the past several years, we have implemented a variety of initiatives which have enabled us to significantly increase our productivity and the level and quality of service we provide to customers. These initiatives include:

•	Expanding our product selection and priority parts operation;

•	Converting our warehouse and distribution system to a technologically advanced, fully-integrated system;

•	Installing sophisticated store-level information systems;

•	Accelerating our store growth strategy; and

•	Expanding our commercial sales program.

      Largely as a result of the success of these programs, our profitability has improved. We believe that these initiatives have provided the foundation for continued and profitable growth.

      The discussion which follows includes several references to charges and effects relating to the following significant transactions which occurred during the period covered:

•	In October 1999, we acquired 194 Al’s and Grand Auto Supply stores (the “AGA stores”) located in California and the Pacific Northwest from PACCAR, Inc. We refer to this transaction as the “AGA Acquisition.”

•	In September 1999, we acquired Automotive Information Systems, Inc. (“AIS”), a leading provider of diagnostic vehicle repair information. We refer to this transaction as the “AIS Acquisition.”

•	In June 1999, we acquired 86 Big Wheel/ Rossi stores (the “Big Wheel stores”) located in the Northern Plains states from Apsco Products Company. We refer to this transaction as the “Big Wheel Acquisition.”

•	In December 1998, certain of our stockholders completed a secondary offering of our common stock. We received no proceeds from this offering and incurred an aggregate of $770,000 in legal, accounting, printing and other costs. We refer to this transaction as the “Secondary Offering.”

•	In March 1998, we completed the initial public offering of our common stock and used the net proceeds to repay outstanding debt. We refer to this transaction as our “IPO.”

•	In December 1997, we acquired 82 stores located in the Los Angeles market from Trak Auto Corporation (the “Trak West stores”). We refer to this transaction as the “Trak West Acquisition.”

Results of Operations

      The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Year

	1999	1998	1997

Net sales	100.0%	100.0%	100.0%

Cost of sales	51.7	52.9	55.4

Gross profit	48.3	47.1	44.6

Operating and administrative expenses	38.3	39.0	38.6

Store closing costs	0.4	—	0.2

Transition and integration expenses	2.4	0.3	0.4

Goodwill amortization	0.1	—	—

Stock-based compensation	—	—	0.1

Write-off of unamortized management fee	—	0.3	—

Secondary offering costs	—	0.1	—

Operating profit	7.1	7.4	5.3

Recapitalization charges	—	—	0.1

Interest expense, net	3.4	3.1	4.8

Income tax expense	1.4	1.6	0.1

Income before extraordinary loss and cumulative effect of change in accounting principle	2.3	2.7	0.3

Extraordinary loss, net of income taxes	—	(0.6)	(0.4)

Income (loss) before cumulative effect of change in accounting principle	2.3	2.1	(0.1)

Cumulative effect of change in accounting principle, net of income taxes	0.1	—	—

Net income (loss)	2.2%	2.1%	(0.1)%

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

  Fiscal 1999 Compared to Fiscal 1998

      Net sales for fiscal 1999 increased $227.1 million, or 22.6%, over net sales for fiscal 1998, primarily reflecting an increase in the number of stores operated and a comparable store sales increase of 4%. During the third quarter of fiscal 1999, we acquired 194 Al’s Auto Supply and Grand Auto Supply stores from Al’s and Grand Auto Supply, Inc. formerly known as PACCAR Automotive, Inc. During the second quarter of fiscal 1999, we acquired 86 former Big Wheel stores from Apsco Products Company. The acquired stores contributed $101.5 million of net sales during the portion of the year that we owned them. In addition to the AGA and Big Wheel stores, during fiscal 1999 we opened 84 new stores, relocated 26 stores and expanded 9 stores. We closed 77 stores including those closed due to relocation, of which 37 were acquired stores. At January 30, 2000, we had 1,120 stores in operation compared to 807 stores at the end of fiscal 1998.

      Gross profit for fiscal 1999 was $595.2 million, or 48.3% of net sales, compared to $473.3 million, or 47.1% of net sales, for fiscal 1998. The increase in gross profit percentage primarily resulted from our ability to obtain generally better pricing and more favorable terms and support from our vendors due to increased purchase volume and improved financial performance.

      Operating and administrative expenses increased by $79.8 million to $471.3 million, or 38.3% of net sales, for fiscal 1999 from $391.5 million, or 39.0% of net sales, for fiscal 1998. The increase in dollar value is primarily the result of the operating costs of new stores. The decrease as a percent of sales resulted from a leveraging of fixed costs over an expanded sales base.

      Operating profit increased to $86.8 million, or 7.1% of net sales, for fiscal 1999, compared to $74.0 million, or 7.4% of net sales, for fiscal 1998. During fiscal 1999, we incurred $30.2 million of non-recurring expenses associated with the integration and conversion of the AGA and Big Wheel stores into our operations, $2.5 million of store closing costs for CSK Auto stores that were identified for closure due to overlap with certain acquired stores, $1.9 million of goodwill amortization relating to our recent acquisitions and $2.4 million of other store closing costs. Operating profit for fiscal 1998 was affected by $3.1 million of expenses associated with the integration of the Trak West stores, a $3.6 million non-recurring charge associated with the termination of a management agreement as a result of our IPO and $0.8 million of costs associated with our Secondary Offering.

      Interest expense for fiscal 1999 increased to $41.3 million from $30.7 million for fiscal 1998. The expense increased primarily as a result of the additional indebtedness incurred to fund the AGA and Big Wheel Acquisitions.

      Income tax expense for fiscal 1999 was $17.4 million, compared to income tax expense of $15.7 million in fiscal 1998. Our effective tax rate increased during the 1999 period to approximately 38% of pre-tax income from approximately 36% in fiscal 1998 as a result of certain tax credits that were realized in the prior year which were not available in the current year.

      Fiscal 1999 was affected by a charge of $0.7 million, net of income tax, relating to the cumulative effect of a change in accounting principle associated with the adoption of SOP 98-5, “Reporting on the Cost of Start-up Activities.” See Note 2 to the Consolidated Financial Statements.

      As a result of the factors cited above, net income increased in fiscal 1999 to $27.4 million, or $0.96 per diluted share, compared to net income for fiscal 1998 of $20.7 million, or $0.75 per diluted share. Additionally, earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased by $45.1 million to $149.0 million in fiscal 1999 compared to $103.9 million in fiscal 1998.

  Fiscal 1998 Compared to Fiscal 1997

      Net sales for fiscal 1998 increased $158.6 million, or 18.7%, over net sales for fiscal 1997, primarily reflecting an increase in the number of stores operated. Our comparable store sales increased $17.5 million, or 2%. Our new stores contributed $138.9 million to the increase in net sales for the fiscal year, including $84.3 million in net sales contributed by the stores acquired in the Trak West Acquisition. During fiscal 1998, we opened 94 stores, relocated 31 stores, expanded 5 stores, acquired 2 stores and closed 7 stores in addition to those closed due to relocation. As a result, we operated 807 stores at the end of fiscal 1998 compared to 718 stores at the end of fiscal 1997.

      Gross profit for fiscal 1998 was $473.3 million, or 47.1% of net sales, compared to $377.6 million, or 44.6% of net sales, for fiscal 1997. The increase in gross profit percentage primarily resulted from our ability to obtain generally better pricing and more favorable terms and support from our vendors due to increased purchase volume, improved financial performance and stronger capitalization.

      Operating and administrative expenses increased by $65.3 million to $391.5 million, or 39.0% of net sales, for fiscal 1998 from $326.2 million, or 38.6% of net sales, for fiscal 1997. The increase is primarily the result of the operating costs of new stores that are in the early stages of maturation and the operating costs of the Trak West stores, which exceed our company-wide average as a percent of sales.

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

      As a result of the factors cited above, net income increased in fiscal 1998 to $20.7 million, $0.75 per diluted share, from a net loss for fiscal 1997 of $0.8 million, or $0.04 per diluted share. Additionally, earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased by $33.7 million to $103.9 million in fiscal 1998, compared to $70.2 million in fiscal 1997.

Liquidity and Capital Resources

  Overview

      Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We intend to finance our cash requirements with cash flows from operations, funds from our leasing facility and borrowings under our revolving credit facility. At January 30, 2000, we had net working capital of approximately $456.6 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $44.9 million. We also have access to an off-balance sheet operating lease facility that is used to finance new store construction. The facility provides up to $112.2 million of funding for the acquisition and development of up to 94 new stores through December 31, 2000. As of January 30, 2000, $4.6 million of this $112.2 million leasing facility had been utilized. Under a similar agreement that expired on May 31, 1999 with respect to the addition of new stores, we had approximately $87.6 million committed, with $10.5 million remaining to be funded for stores that were previously identified for development but not completed by May 31, 1999. We believe that cash flow from operations combined with the availability of funds under the leasing facility and the revolving credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

      In fiscal 1999, net cash used in operating activities was $4.0 million, compared to $3.4 million of cash provided by operating activities during fiscal 1998. The largest component of the change in cash flow from operating activities relates to our investment in inventories, where $93.6 million of cash was used during fiscal 1999 compared to $45.8 million used for such purposes during fiscal 1998. The increase in inventories reflects the Big Wheel and AGA Acquisitions, the increase in number of stores operated, and an expanded product selection in support of our commercial sales program. In addition, net income increased by $6.7 million, partially offsetting the use of cash for inventories.

      Net cash used in investing activities totaled $260.2 million in fiscal 1999, compared to $37.5 million in fiscal 1998. The increase in cash used in investing activities was primarily the result of $218.2 million used in the Big Wheel, AGA and AIS Acquisitions.

      Net cash provided by financing activities totaled $268.5 million in fiscal 1999 compared to $36.8 million in fiscal 1998. In 1999, we used $283.7 million of net borrowings under the Senior Credit Facility primarily relating to the Big Wheel, AGA and AIS Acquisitions, incurred $4.7 million of debt issuance costs, made payments of $10.9 million on capital lease obligations, received $0.4 million of stockholder receivables, received $0.8 million in proceeds from stock option exercises and paid $0.7 in connection with other financing activities. In the 1998 period, we borrowed $126.0 million under the Senior Credit Facility, made payments of debt of $87.1 million, made payments of capital lease obligations of $8.6 million, received $0.2 million of stockholder receivables and paid $0.2 million in connection with other financing activities. In addition, during the 1998 period we received gross proceeds of $172.5 million in connection with our IPO, which were applied as follows: (1) $13.9 million to pay underwriters’ discounts and other transaction costs; (2) $50.0 million to retire all of our outstanding 12% Subordinated Notes; (3) $43.8 million to retire certain of the 11% Senior Subordinated Notes; (4) $53.8 million to pay certain outstanding balances under the Senior Credit Facility; and (5) $4.9 million to pay premiums in connection with the retirement of certain of the aforementioned debt instruments and the balance to pay accrued interest and for general corporate purposes.

  Store Acquisitions

      In June 1999, we paid approximately $62.7 million in cash for substantially all the assets and assumed certain current liabilities and indebtedness of Big Wheel. The acquisition was funded with proceeds from our senior credit facility. In connection with the acquisition, we amended and restated our senior credit facility to provide an additional $125.0 million of senior term loan borrowing ability. We used $64.4 million, which included $1.7 million in debt issuance costs, of this facility in conjunction with the Big Wheel acquisition and the remaining $60.6 million was used to fund transition costs and to reduce the balance of the revolving credit portion of our senior credit facility.

      We have converted the Big Wheel stores to the Checker name and store format and integrated these stores into our operations. In connection with the integration of the Big Wheel stores, we will incur one-time transition and integration expenses estimated to be $12.5 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $8.9 million of such expenses were incurred during fiscal 1999 with the balance expected to be incurred during the first quarter of fiscal 2000. In addition, we will incur one-time capital expenditures estimated to be $3.2 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in the Big Wheel stores. Approximately $3.0 million of such capital expenditures were incurred during fiscal 1999 with the balance expected to be incurred during the first quarter of fiscal 2000. During the fourth quarter we revised our estimates for transition and integration expenses and capital expenditures. Expected transition and integration expenses increased from our original estimate of $7.0 million to $12.5 million and expected capital expenditures decreased from our original estimate of $6.0 million to $3.2 million. We have revised our estimates as a result of a change in our transition plan that allows for: (1) higher training and re-merchandising costs, resulting from increased labor hours and store set-up rates, and (2) lower capital expenditures, resulting from an increased allocation of existing equipment and greater utilization of operating lease facilities. As a result of the change in the transition plan, our overall conversion budget increased by $2.7 million.

      In October 1999, we paid approximately $145.6 million in cash for the common stock of AGA and associated transaction costs. The acquisition was funded with proceeds from our senior credit facility. In connection with the acquisition, we amended and restated our senior credit facility to provide an additional $150.0 million of senior term loan borrowing ability. We used $148.6 million, which included $3.0 million in debt issuance costs, of this facility in conjunction with the AGA Acquisition and the remaining $1.4 million was used to fund transition costs and working capital needs.

      We have converted the AGA stores that we acquired to the Checker, Schuck’s and Kragen names and store formats and integrated these stores into our operations. In connection with the integration of the AGA stores, we will incur one-time transition and integration expenses estimated to be $28.8 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $21.3 million of such expenses were incurred during fiscal 1999 with the balance expected to be incurred during the first quarter of fiscal 2000. In addition, we will incur one-time capital expenditures estimated to be $5.6 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in the AGA stores. Approximately $2.0 million of such capital expenditures were incurred during fiscal 1999 with the balance expected to be incurred during the first quarter of fiscal 2000. During the fourth quarter we revised our estimates for transition and integration expenses and capital expenditures. Expected transition and integration expenses increased from our original estimate of $21.8 million to $28.8 million and expected capital expenditures decreased from our original estimate of $13.2 million to $5.6 million. We have revised our estimates as a result of a change in our transition plan that allows for: (1) higher training and re-merchandising costs, resulting from increased labor hours and store set-up rates, and (2) lower capital expenditures, resulting from an increased allocation of existing equipment and greater utilization of operating lease facilities. As a result of the change in the transition plan, our overall conversion budget decreased by $0.6 million.

  Expansion

      We opened 119 new, relocated or expanded stores in fiscal 1999 and 130 new, relocated or expanded stores in fiscal 1998. We expect to open, acquire, relocate or expand approximately 100 stores in fiscal 2000. We anticipate that the majority of these new, relocated or expanded stores will be financed by our lease facility under arrangements structured as operating leases that require no net capital expenditures except for fixtures and store equipment. For the remainder of our planned new, relocated or expanded stores, we expect to spend approximately $125,000 per store for leasehold improvements. In addition to capital expenditures, each new store will require an estimated investment in working capital, principally for inventories, of approximately $300,000. New stores generally become profitable during the first full year of operations.

      In addition to capital expenditures for new stores, we expect to spend approximately $6.5 million over the next year for information systems hardware and software. Our debt service requirements in 2000 include scheduled principal reductions of approximately $13.2 million.

  Store Closing Costs

      We provide an allowance for estimated costs and losses to be incurred in connection with store closures. For stores to be closed, such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months (prior to January 31, 1999, eighteen months). For stores to be relocated, such costs are recognized when an agreement for the new location has been reached with a landlord and site plans meet preliminary municipal approvals. The allowance for store closing costs is included in accrued expenses in the accompanying financial statements, and consists primarily of future rents to be paid over the remaining terms of the master lease agreement for stores, net of estimated sub-lease recoveries. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through June 2014.

      Activity in the provision for store closings and the related store closing costs for the three fiscal years ended January 30, 2000, is as follows (in thousands):

	Fiscal Year

	1999	1998	1997

Balance, beginning of year	$2,670	$8,379	$10,794

Store closing costs:

Store closing costs, gross	5,252	1,925	3,103

Adjustments to prior year plans	(387)	(620)	(1,431)

Revisions in estimates	35	(970)	(32)

Store closing costs, net	4,900	335	1,640

Purchase accounting adjustments:

Trak West	—	—	625

Big Wheel	98	—	—

Al’s and Grand Auto Supply	4,080	—	—

Total purchase accounting adjustments	4,178	—	625

Payments	(6,946)	(6,044)	(4,680)

Balance, end of year	$4,802	$2,670	$8,379

      During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in our normal operating expenses. As a result of the AGA acquisition, we have analyzed our store locations in California and the Pacific Northwest. We will close or relocate approximately 39 of the former AGA stores (of which 37 were closed as of January 30, 2000) based on several factors including: (1) market saturation; (2) store profitability; and (3) store size and format. Costs associated with these closures have been considered in our preliminary purchase price allocation (see Note 3 to the Consolidated Financial Statements). In addition, we finalized a store closure plan for our own stores that overlap with AGA stores, which resulted in a pretax charge of approximately $2.5 million during the fourth quarter of fiscal 1999. The charge consists of two components: (1) future rents to be paid over the remaining terms of the master lease agreements for the stores (net of estimated sub-lease recoveries); and (2) write-down of leasehold improvements and other fixed assets associated with the stores.

      Adjustments to prior plans relate to costs for store closures that were accrued in prior years but withdrawn from our store closure plan in the year of adjustment. Such withdrawals are due to subsequent improvements in the underlying economics of the store’s performance or (in the case of store relocation) because we were unable to secure a previously identified site upon acceptable lease terms. We had significant adjustments to prior year plans in 1997 and 1998 because of changes resulting from higher than expected improvements in our gross profit margins in 1997-1998 and changes resulting from the Trak West Acquisition (see Note 3 to the Consolidated Financial Statements) and the IPO (see Note 8 to the Consolidated Financial Statements). Further significant changes to the strategic plan are not considered likely. All relocations and store closings are anticipated to be completed within twelve months of accrual and only after costs can be estimated.

      Other cost revisions are comprised of changes in expected future rental costs for vacant or sub-leased store locations, which are due largely to early terminations of lease agreements.

      As part of the purchase price allocation for the Trak West, Big Wheel and AGA stores (see Note 3 to the Consolidated Financial Statements), we recorded an allowance for the costs of closing or relocating certain stores.

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

Store Count by	Beginning		Plan		Balance to
Fiscal Year	Balance	Stores Added	Amendments	Stores Closed	be Closed

1997	56	36	(15)	(29)	48

1998	48	24	(10)	(33)	29

1999	29	87	(11)	(77)	28

      At January 30, 2000, there were 28 stores remaining to be closed under our store closing plans, comprised of the following:

Store Count by	Stores in	Plan		Balance to
Year of Accrual	Closing Plan	Amendments	Stores Closed	be Closed

1996	91	(17)	(73)	1

1997	36	(13)	(20)	3

1998	24	(5)	(19)	—

1999	87	(1)	(62)	24

				28

Year 2000 Conversion

      Historically, certain computerized systems have used two digits rather than four to define the applicable year. Computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using “00” as the year 1900 rather than the year 2000. As a result, the possibility existed on

January 1, 2000 that these computer programs would fail from an inability to interpret date codes properly. This problem is generally referred to as “the Year 2000 issue.”

      During fiscal 1997, we began a comprehensive review of our systems and applications for Year 2000 compliance. We also engaged an independent advisor to evaluate and assist us with our Year 2000 program. Our efforts have included both information technology, such as purchased software and point-of-sale computer systems, and non-information technology equipment, such as warehouse conveyor systems, in our evaluations. In addition, we identified our key third-party business partners and coordinated with them to address potential Year 2000 issues. These issues include data exchange with us as well as their shipping and warehousing processes.

      During the fourth quarter of fiscal 1999, we completed our Year 2000 identification, assessment, remediation and testing efforts, although we will continue to monitor systems through the remainder of fiscal 2000. We also finalized contingency plans, which include: switching vendors, back-up systems and manual processes, and the potential stockpiling of certain products. As of January 30, 2000, we have incurred and expensed approximately $0.9 million related to our Year 2000 conversion project. We have also capitalized approximately $6.2 million in connection with the replacement of certain hardware and software applications. We do not anticipate incurring any substantial additional costs during fiscal 2000 related to Year 2000 issues.

      As a result of our planning and remediation efforts, we have experienced no significant business disruption in our systems as a result of the Year 2000 issue. In addition, as of the date of this filing, we have not experienced any Year 2000 operational or financial interruptions, either internally or externally with vendors or service providers, nor are any expected. Although we believe that we have successfully avoided any significant business disruption, we will continue to monitor all critical systems for the appearance of delayed complications or disruptions. In addition, we will continue to monitor any problems encountered by vendors, distributors or service providers throughout fiscal 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed. However, if any problems are encountered during fiscal 2000 and we do not make the necessary modifications and conversions, or do not complete them in a timely manner, it could have a material adverse effect on our operations.

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

      The following table sets forth certain quarterly unaudited operating data for fiscal 1999 and 1998. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

      The data presented below should be read in conjunction with our consolidated financial statements and related notes and the other financial information included herein.

	Fiscal 1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)

Net sales	$269,402	$302,322	$331,320	$328,411

Gross profit	130,151	142,729	160,374	161,962

Transition and integration expenses	—	619	3,551	26,017

Operating profit(1)	23,223	28,781	30,496	4,348

Cumulative effect of change in accounting principle, net of income taxes	(741)	—	—	—

Net income (loss)(2)	9,121	12,693	11,668	(6,111)

Basic earnings (loss) per share(3)	0.33	0.46	0.42	(0.22)

Diluted earnings (loss) per share(3)	0.32	0.44	0.41	(0.22)

EBITDA	$29,119	$35,836	$41,614	$42,397

	Fiscal 1998

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)

Net sales	$238,423	$254,701	$263,142	$248,119

Gross profit	107,717	117,661	127,031	120,903

Transition and integration expenses	3,075	—	—	—

Write-off of unamortized management fee	3,643	—	—	—

Secondary stock offering costs	—	—	—	770

Operating profit(4)	7,976	22,239	23,510	20,236

Extraordinary loss, net of $4,236 of income taxes	(6,767)	—	—	—

Net income (loss)(5)	(7,519)	9,342	10,527	8,368

Basic earnings (loss) per share(3)	(0.32)	0.34	0.38	0.30

Diluted earnings (loss) per share(3)	(0.32)	0.33	0.37	0.29

EBITDA	$20,443	$27,877	$28,979	$26,562

(1)	Operating profit during fiscal 1999 was negatively affected by non-recurring charges of $30.2 million related to the transition and integration of the 86 Big Wheel stores and the 194 AGA stores (see Note 3 to our Consolidated Financial Statements), as well as $2.5 million of non-recurring store closing costs.

(2)	Net income in the first quarter of fiscal 1999 was negatively affected by a $0.7 million cumulative effect of change in accounting principle, net of a $0.5 million benefit for income taxes, as a result of a change in the accounting literature with respect to the timing of recognition for store pre-opening expenses.

(3)	The sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

(4)	Operating profit in the first quarter of fiscal 1998 was negatively affected by non-recurring charges of $3.1 million related to the transition and integration of the 82 Trak West stores (see Note 3 to our Consolidated Financial Statements) and a $3.6 million write-off of the remaining unamortized balance of a prepaid management consulting and advisory services agreement that terminated upon consummation of our IPO. Operating profit in the fourth quarter of fiscal 1998 was negatively affected by non-recurring charges of $.8 million related to our Secondary Offering.

(5)	Net income in the first quarter of fiscal 1998 was negatively affected by a $6.8 million extraordinary loss, net of a $4.2 million benefit for income taxes, which consisted of prepayment premiums paid in connection with redemption of debt and the write-off of a portion of deferred debt issuance costs, as well as by the charges discussed in note (4) above, net of income taxes.

Inflation

      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.

Recent Accounting Pronouncements

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” The SOP defines the characteristics of internal-use computer software, the criteria for capitalization and financial statement disclosure requirements. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. We adopted SOP 98-1 in the first quarter of fiscal 1999 and such adoption did not have a material effect on our financial condition or results of operations.

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, “Reporting on the Cost of Start-up Activities.” The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, or commencing some new operation. The SOP requires that the costs of start-up activities be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. Our historical accounting policy with respect to the cost of start-up activities (store preopening expenses) was to defer such costs for the approximately three month period of time that it takes to develop a new store facility and to expense such costs during the month that the new store opens. We adopted SOP 98-5 in the first quarter of fiscal 1999, which required us to change our accounting policy to expense start-up costs as incurred. Upon adoption, we expensed approximately $741,000, net of an income tax benefit of $468,000, of preopening expenses that had been deferred as of January 31, 1999. Such expense is reflected in the accompanying consolidated statement of operations as the cumulative effect of a change in accounting principle.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,” which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We are analyzing the implementation requirements and currently do not anticipate there will be a material impact on our financial position or the results of our operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt are sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our Senior Credit Facility, which is primarily vulnerable to movements in the LIBOR rate. Our fixed rate debt consists primarily of our 11% Senior Subordinated Notes and capital lease obligations. Our exposure to interest rate risk increased during fiscal 1999 due to increases in corresponding interest rates as well as increased debt balances in conjunction with our recent acquisitions.

      We currently utilize no derivative financial instruments that expose us to significant market risk. While we cannot predict the impact interest rate movements will have on our debt, we believe the exposure to interest rate risk is not material to our financial position or results of operations.

Item 8.  Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of CSK Auto Corporation:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 58 present fairly, in all material respects, the financial position of CSK Auto Corporation and its subsidiary at January 30, 2000 and January 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

March 21, 2000

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2000	1999	1998

Net sales	$1,231,455	$1,004,385	$845,815

Cost of sales	636,239	531,073	468,171

Gross profit	595,216	473,312	377,644

Other costs and expenses:

Operating and administrative	471,340	391,528	326,198

Store closing costs	4,900	335	1,640

Transition and integration expenses	30,187	3,075	3,407

Goodwill amortization	1,941	—	—

Stock-based compensation	—	—	909

Write-off of unamortized management fee	—	3,643	—

Secondary stock offering costs	—	770	—

Operating profit	86,848	73,961	45,490

Other 1996 Recapitalization expenses	—	—	1,009

Interest expense, net	41,300	30,730	40,680

Income before income taxes, extraordinary loss and cumulative effect of change in accounting principle	45,548	43,231	3,801

Income tax expense	17,436	15,746	1,557

Income before extraordinary loss and cumulative effect of change in accounting principle	28,112	27,485	2,244

Extraordinary loss, net of $4,236 and $2,091 of income taxes	—	(6,767)	(3,015)

Income (loss) before cumulative effect of change in accounting principle	28,112	20,718	(771)

Cumulative effect of change in accounting principle, net of $468 of income taxes	(741)	—	—

Net income (loss)	$27,371	$20,718	$(771)

Basic earnings (loss) per share:

Income before extraordinary loss and cumulative effect of change in accounting principle	$1.01	$1.03	$0.13

Extraordinary loss, net of income taxes	—	(0.25)	(0.17)

Income (loss) before cumulative effect of change in accounting principle	1.01	0.78	(0.04)

Cumulative effect of change in accounting principle, net of income taxes	(0.03)	—	—

Net income (loss)	$0.98	$0.78	$(0.04)

Shares used in computing per share amounts	27,815,160	26,722,322	17,400,214

Diluted earnings (loss) per share:

Income before extraordinary loss and cumulative effect of change in accounting principle	$0.98	$0.99	$0.12

Extraordinary loss, net of income taxes	—	(0.24)	(0.16)

Income (loss) before cumulative effect of change in accounting principle	0.98	0.75	(0.04)

Cumulative effect of change in accounting principle, net of income taxes	(0.02)	—	—

Net income (loss)	$0.96	$0.75	$(0.04)

Shares used in computing per share amounts	28,626,776	27,640,099	18,011,666

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 30,	January 31,
	2000	1999

ASSETS

Cash and cash equivalents	$11,762	$7,490

Receivables, net of allowances of $3,294 and $1,703, respectively	69,129	58,867

Inventories	625,480	414,422

Assets held for sale	4,745	5,018

Prepaid expenses and other current assets	18,471	18,295

Total current assets	729,587	504,092

Property and equipment, net	160,561	102,383

Leasehold interests, net	8,341	9,643

Deferred income taxes	—	10,695

Goodwill, net	124,750	193

Other assets, net	12,413	7,016

Total assets	$1,035,652	$634,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$168,770	$122,304

Accrued payroll and related expenses	38,910	25,962

Accrued expenses and other current liabilities	50,663	35,312

Current maturities of amounts due under Senior Credit Facility	3,340	840

Current maturities of capital lease obligations	9,893	8,749

Deferred income taxes	1,417	4,046

Total current liabilities	272,993	197,213

Amounts due under Senior Credit Facility	505,480	224,320

Obligations under 11% Senior Subordinated Notes	81,250	81,250

Obligations under capital leases	27,170	18,134

Deferred income taxes	5,801	—

Other	8,411	7,716

Total non-current liabilities	628,112	331,420

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.01 par value, 50,000,000 shares authorized, 27,834,574 and 27,768,832 shares issued and outstanding at January 30, 2000 and January 31, 1999, respectively	278	278

Additional paid-in capital	291,004	289,820

Stockholder receivable	(584)	(1,018)

Deferred compensation	(324)	(493)

Accumulated deficit	(155,827)	(183,198)

Total stockholders’ equity	134,547	105,389

Total liabilities and stockholders’ equity	$1,035,652	$634,022

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional				Total
			Paid-in	Stockholder	Deferred	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Compensation	Deficit	(Deficit)

Balances at February 2, 1997	17,105,000	$171	$106,677	$(5,966)	$—	$(203,145)	$(102,263)

Recovery of stockholder receivable	—	—	—	5,966	—	—	5,966

Sale of Class B stock	180,600	2	2,172	(1,168)	—	—	1,006

Sale of stock — Trak West Acquisition	1,827,788	18	20,989	—	—	—	21,007

Deferred compensation	—	—	675	—	(675)	—	—

Net loss	—	—	—	—	—	(771)	(771)

Balances at February 1, 1998.	19,113,388	$191	$130,513	$(1,168)	$(675)	$(203,916)	$(75,055)

Amortization of deferred compensation	—	—	—	—	182	—	182

Recovery of stockholder receivable	—	—	—	150	—	—	150

Issuance of common stock in initial public offering, net of transaction costs	8,625,000	86	158,537	—	—	—	158,623

Stock compensation	—	—	220	—	—	—	220

Exercise of options	30,444	1	366	—	—	—	367

Tax benefit of exercise of options	—	—	184	—	—	—	184

Net income	—	—	—	—	—	20,718	20,718

Balances at January 31, 1999	27,768,832	$278	$289,820	$(1,018)	$(493)	$(183,198)	$105,389

Amortization of deferred compensation	—	—	—	—	169	—	169

Recovery of stockholder receivable	—	—	—	434	—	—	434

Exercise of options	65,742	—	791	—	—	—	791

Tax benefit relating to stock option exercises	—	—	393	—	—	—	393

Net income	—	—	—	—	—	27,371	27,371

Balances at January 30, 2000	27,834,574	$278	$291,004	$(584)	$(324)	$(155,827)	$134,547

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2000	1999	1998

Cash flows provided by (used in) operating activities:

Net income (loss)	$27,371	$20,718	$(771)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	26,066	20,930	18,078

Amortization of goodwill	1,941	—	—

Amortization of leasehold interests	761	919	1,176

Amortization of other deferred charges	607	563	1,113

Amortization of deferred financing costs	1,406	1,016	2,043

Tax benefit relating to stock option exercises	393	184	—

Extraordinary loss on early retirement of debt, net of income taxes	—	6,767	3,015

Cumulative effect of change in accounting principle, net of income taxes	741	—	—

Write-off of unamortized deferred charge	—	3,643	—

Deferred income taxes	15,637	15,542	1,557

Change in operating assets and liabilities, net of effects of acquisitions:

Receivables	(5,812)	(21,056)	(9,055)

Inventories	(93,567)	(45,848)	(63,830)

Prepaid expenses and other current assets	7,240	(200)	(4,057)

Accounts payable	11,203	7,925	(13,732)

Accrued payroll, accrued expenses and other current liabilities	2,793	(947)	(1,760)

Other operating activities	(811)	(6,753)	3,520

Net cash provided by (used in) operating activities	(4,031)	3,403	(62,703)

Cash flows provided by (used in) investing activities:

Business acquisitions, net of cash acquired	(218,201)	(892)	(34,504)

Capital expenditures	(41,358)	(37,846)	(20,132)

Expenditures for assets held for sale	(7,400)	(19,144)	(12,335)

Proceeds from sale of property and equipment and assets held for sale	8,760	21,650	10,966

Due to affiliate	—	(1,000)	—

Other investing activities	(2,022)	(292)	(722)

Net cash used in investing activities	(260,221)	(37,524)	(56,727)

Cash flows provided by (used in) financing activities:

Borrowings under Senior Credit Facility	502,000	126,000	325,550

Payments under Senior Credit Facility	(218,340)	(87,065)	(223,500)

Issuance of common stock in initial public offering,	—	172,482	—

Underwriter’s discount and other IPO costs	—	(13,859)	—

Premiums paid upon early retirement of debt	—	(4,875)	—

Retirement of 11% Senior Subordinated Notes	—	(43,750)	—

Retirement of 12% Subordinated Notes	—	(50,000)	—

Payment of Senior Credit Facility with public offering proceeds	—	(53,825)	—

Payment of debt issuance costs	(4,730)	—	—

Payments on capital lease obligations	(10,905)	(8,634)	(7,478)

Issuance of Class B stock	—	—	21,714

Recovery of stockholder receivable	434	150	5,966

Exercise of options	791	367	—

Other financing activities	(726)	(232)	(3,193)

Net cash provided by financing activities	268,524	36,759	119,059

Net increase (decrease) in cash and cash equivalents	4,272	2,638	(371)

Cash and cash equivalents, beginning of period	7,490	4,852	5,223

Cash and cash equivalents, end of period	$11,762	$7,490	$4,852

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      CSK Auto Corporation is a holding company. At January 30, 2000, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary (“Auto”). On a consolidated basis, CSK Auto Corporation and subsidiary are referred to herein as “the Company.”

      CSK Auto, Inc. is a specialty retailer of automotive aftermarket parts and accessories. At January 30, 2000, the Company operated 1,120 stores in 18 Western and Northern Plains states as a fully integrated company under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Summary of Significant Accounting Policies

  Principles of Consolidation

      The consolidated financial statements include the accounts of CSK Auto Corporation and Auto for all years presented. In addition, the accounts of Automotive Information Systems, Inc. (“AIS”) are included in the accompanying financial statements from September 7, 1999, the date of acquisition (see Note 3). All intercompany accounts and transactions are eliminated in consolidation.

  Fiscal Year

      The Company’s fiscal year end is on the Sunday nearest to January 31 of the following calendar year. The fiscal years ended January 30, 2000 (“fiscal 1999”), January 31, 1999 (“fiscal 1998”) and February 1, 1998 (“fiscal 1997”) each consisted of 52 weeks.

  Revenue Recognition

      The Company recognizes sales upon the delivery of products to its customers, which generally occurs at the Company’s retail store locations. For commercial customers, the Company also delivers products to customer locations. All retail and commercial sales are final upon delivery of products. However, as a convenience to the customer and as typical of most retailers, the Company will accept merchandise returns. The Company generally limits the period of time within which products may be returned to 30 days and requires returns to be accompanied by original packaging and a sales receipt. The accompanying financial statements include an allowance for sales returns, which has been estimated by management based upon historical activity.

  Cash Equivalents

      Cash equivalents consist primarily of certificates of deposit with maturities of three months or less when purchased.

  Receivables

      Receivables are primarily comprised of amounts due from vendors for rebates or allowances and from commercial sales customers.

  Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. As of January 30, 2000, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company does not hold collateral to secure payment of its trade accounts receivable. However, management performs ongoing credit evaluations of its customers’ financial condition and provides an allowance for estimated potential losses. Exposure to credit loss is limited to the carrying amount.

  Inventories and Cost of Sales

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out method. Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. The Company recognizes vendor rebates, discounts and allowances based on the terms of the underlying agreements. Such amounts may be amortized over the life of the applicable agreements or recognized as inventory is sold. Certain operating and administrative costs associated with purchasing and handling of inventory are capitalized in inventories. The amounts of such costs included in inventories as of January 30, 2000 and January 31, 1999 were approximately $31.8 million and $17.9 million, respectively. In addition, the Company increases cost of sales and reduces inventory by an estimate of purchase discounts and volume rebates that are unearned at period end, based upon inventory turnover rates. Such capitalized purchase discounts totaled $23.5 million and $13.2 million as of January 30, 2000 and January 31, 1999, respectively. The replacement cost of inventories approximated $548.3 million and $356.7 million at January 30, 2000 and January 31, 1999, respectively.

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

  Store Preopening Costs

      During the first quarter of fiscal 1999, the Company adopted Statement of Position (“SOP”) 98-5, “Reporting on the Cost of Start-up Activities.” SOP 98-5 requires that store preopening costs, consisting primarily of incremental labor, supplies and occupancy costs directly related to the opening of specific stores, be expensed as incurred. Previously, the Company capitalized such costs as prepaid expenses and other current assets and expensed them during the month in which the store was opened. See Note 2.

  Internal Software Development Costs

      During the first quarter of fiscal 1999, the Company adopted SOP 98-1 “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides for the capitalization of certain internal software development costs and amortization over the life of the related software. Previously, internal software development costs, consisting primarily of incremental internal labor costs and benefits, were expensed as incurred. Amounts capitalized during 1999 were $1.7 million with accumulated amortization of $0.2 million as of January 30, 2000. Total amounts charged to operations for fiscal years 1998 and 1997 were approximately $1.6 million and $1.3 million, respectively.

  Leasehold Interests

      Leasehold interests represent the discounted net present value of the excess of the fair rental value over the respective contractual rent of facilities under operating leases acquired in business combinations. Amortization expense is computed on a straight-line basis over the respective lease terms. Accumulated amortization totaled $16.6 million and $16.2 million at January 30, 2000 and January 31, 1999, respectively.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Goodwill

      The cost in excess of net assets acquired is amortized on a straight-line basis over periods ranging from 20 to 30 years, depending on the business acquired. Management estimates such periods using factors such as entry barriers in certain regions, operating rights and estimated lives of other operating assets acquired. The realizability of goodwill and other intangibles is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on cash flow and profitability projections that incorporate the impact of existing Company businesses. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections. Accumulated amortization as of January 30, 2000 was $1.9 million.

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

  Advertising

      The Company expenses all advertising costs as such costs are incurred. Amounts due under vendor cooperative advertising agreements are recorded as receivables until their collection. Advertising expense for fiscal 1999, 1998 and 1997 totaled approximately $16.5 million, $21.9 million and $23.7 million, net of vendor funded cooperative advertising, respectively.

  Assets Held for Sale

      Assets held for sale consist of newly acquired land, buildings and store fixtures owned by the Company which the Company intends in the next twelve months to sell to and lease back from third parties under lease arrangements.

  Long-lived Assets

      The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which requires that long-lived assets and certain identifiable intangible assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event assets are impaired, losses are recognized based on the excess carrying amount over the estimated fair value of the asset. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. The Company evaluates the carrying value of long-lived assets on a quarterly basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.

  Income Taxes

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts (“temporary differences”) at each year end based on enacted tax laws and statutory rates applicable to the period in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Stock-Based Compensation

      SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations thereof. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 9.

  Earnings per Share

      Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding shares adjusted for the effect of stock options.

      Calculation of shares used in computing per share amounts is summarized as follows:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2000	1999	1998

Common stock outstanding:

Beginning of period	27,768,832	19,113,388	17,105,000

End of period	27,834,574	27,768,832	19,113,388

Issued during period	65,742	8,655,444	2,008,388

Weighted average number of shares (basic)	27,815,160	26,722,322	17,400,214

Effects of dilutive securities	811,616	917,777	611,452

Weighted average number of shares (diluted)	28,626,776	27,640,099	18,011,666

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

  Reclassifications

      Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Note 2 —	Recent Accounting Pronouncements and Cumulative Effect of Change in Accounting Principle

      In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, “Reporting on the Cost of Start-up Activities.” The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, or commencing some new operation. The SOP requires that the costs of start-up activities be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company’s historical accounting policy with respect to the cost of start-up activities (store preopening expenses) was to defer such

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs for the approximately three month period of time that it takes to develop a new store facility and to expense such costs during the month that the new store opens. The Company adopted SOP 98-5 in the first quarter of fiscal 1999, which required the Company to change its accounting policy to expense start-up costs as incurred. Upon adoption, the Company expensed approximately $741,000, net of an income tax benefit of $468,000, of preopening expenses that had been deferred as of January 31, 1999. Such expense is reflected in the accompanying consolidated statement of operations as the cumulative effect of a change in accounting principle.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,” which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on its financial position or the results of its operations.

Note 3 — Business Acquisitions

  Al’s and Grand Auto Supply

      On October 1, 1999, the Company acquired the common stock of Al’s and Grand Auto Supply, Inc. (“AGA”), formerly known as PACCAR Automotive, Inc., which operated 194 stores under the trade names of Al’s Auto Supply and Grand Auto Supply (collectively, the “AGA stores”) in Washington, California, Idaho, Oregon, Nevada and Alaska. The Company has substantially converted these stores to the Schuck’s and Kragen names and store formats and integrated these stores into the Company’s operations.

      The Company paid approximately $145.6 million in cash for the stock of AGA and associated transaction costs. The acquisition was funded with proceeds from the Senior Credit Facility. In connection with the acquisition, the Company amended and restated the Senior Credit Facility to provide an additional $150.0 million of senior term loan borrowing ability. There are no contingent payments, options or commitments associated with the acquisition.

      In connection with the integration of the AGA stores, the Company will incur one-time transition and integration expenses estimated to be $28.8 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $21.3 million of such expenses were incurred during fiscal 1999 with the balance expected to be incurred during the first quarter of fiscal 2000. In addition, the Company will incur one-time capital expenditures of approximately $5.6 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company’s store-level information systems in the AGA stores. Approximately $2.0 million of such capital expenditures were incurred during fiscal 1999 with the balance expected to be incurred during the first quarter of fiscal 2000.

      As a result of the AGA acquisition, the Company has analyzed its store locations in California and the Pacific Northwest. The Company will close or relocate approximately 39 of the formerly owned AGA stores (of which 37 were closed as of January 30, 2000) based on several factors including: (1) market saturation; (2) store profitability; and (3) store size and format. Costs associated with these closures consist of future rents to be paid over the remaining terms of the master lease agreements for the stores (net of estimated sublease recoveries). In addition, we finalized a store closure plan for our own stores that overlap with AGA stores, which resulted in a pretax charge of approximately $2.5 million during the fourth quarter of fiscal 1999. The charge consisted of two components: (1) future rents to be paid over the remaining lease terms of the master lease agreements for the stores (net of estimated sublease rentals); and (2) a write-down in the

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amounts of leasehold improvements and other fixed assets associated with the affected stores. See Note 12.

      The AGA acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from October 1, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. Approximately $124.1 million was allocated to inventory, leasehold improvements, fixed assets and favorable lease rights. The preliminary allocation also includes an estimated liability for the cost of closing the 39 acquired stores described above. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $60.7 million and is being amortized on a straight-line basis over 30 years.

  Automotive Information Systems

      On September 7, 1999, the Company acquired all of the common stock of Automotive Information Systems, Inc. (“AIS”). AIS, based in St. Paul Minnesota, is a leading provider of diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and the do-it-yourself consumer. The Company paid approximately $10.3 million in cash for AIS and funded the acquisition through its Senior Credit Facility. There are no contingent payments, options or commitments associated with the acquisition.

      The AIS acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations are included in the consolidated operating results of the Company from September 7, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $9.2 million and is being amortized on a straight-line basis over 20 years.

  Big Wheel

      On June 30, 1999, the Company acquired substantially all of the assets of Apsco Products Company dba Big Wheel/ Rossi (“Big Wheel”), the leading retailer of auto parts in the Northern Plains states. Big Wheel operated 86 stores in Minnesota, North Dakota and Wisconsin along with a distribution center in Minnesota. The Company has substantially converted these stores to the Checker name and store format and integrated these stores into the Company’s operations.

      The Company paid approximately $62.7 million in cash for substantially all the assets and assumed certain current liabilities and indebtedness of Big Wheel. The acquisition was funded with proceeds from the Senior Credit Facility. In connection with the acquisition, the Company amended and restated the Senior Credit Facility to provide an additional $125.0 million of senior term loan borrowing ability. There are no contingent payments, options or commitments associated with the acquisition.

      In connection with the integration of the Big Wheel stores, the Company will incur one-time transition and integration expenses estimated to be $12.5 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $8.9 million of such expenses were incurred during fiscal 1999 with the balance expected to be incurred during the first quarter of fiscal 2000. In addition, the Company will incur one-time capital expenditures estimated to be $3.2 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company’s store-level information systems in the Big Wheel stores. Approximately $3.0 million of such capital expenditures were incurred during fiscal 1999 with the balance expected to be incurred during the first quarter of fiscal 2000.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Big Wheel acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from July 1, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances, principally inventories. Approximately $23.0 million was allocated to inventory, leasehold improvements, fixed assets and favorable lease rights. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $56.5 million and is being amortized on a straight-line basis over 30 years.

  M&O Auto Parts

      On January 6, 1999, the Company acquired two stores in Alaska from M&O Auto Parts for $0.9 million. The Company has converted these stores to the Schuck’s name and store format and integrated these stores into the Company’s operations. No significant transition and integration costs were incurred relating to this acquisition.

  Trak West

      On December 8, 1997, the Company acquired a newly formed subsidiary (“Trak West”) of Trak Auto Corporation (“Trak Auto”). Upon its formation, Trak Auto contributed to Trak West the fixtures and equipment, merchandise inventories and store leases of 82 specific store sites in Southern California, together with the merchandise inventory of the Ontario, California distribution center operated by Trak Auto. After this contribution, Trak West had no liabilities and owned no other assets than those previously described.

      The Company acquired Trak West for a total cost of approximately $34.5 million and financed its acquisition with a $22.0 million equity investment by affiliates of the Company’s existing stockholders and borrowings under the Senior Credit Facility. In connection therewith, an affiliate of Investcorp S.A., was paid a $1.0 million placement fee. In connection with the negotiation of the Trak West acquisition, TG Investments, Ltd., an affiliate of Carmel, was paid a $1.0 million consulting fee.

      The Trak West acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from December 9, 1997, the first day of operations subsequent to the acquisition, and were not material to the Company’s consolidated results of operations for fiscal 1997. No goodwill was recorded in connection with this acquisition.

      The Company incurred $3.1 million and $3.4 million of one-time transition and integration expenses during fiscal 1998 and fiscal 1997, respectively, associated with the Trak West acquisition. Such expenses included the costs of employee training, remerchandising and grand opening advertising for the former Trak West stores.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the assets and liabilities recorded as a result of the above described business acquisitions is as follows (in thousands):

	Fiscal Year

	1999	1998	1997

Cash and cash equivalents	$396	$—	$—

Receivables	4,450	245	—

Inventories	117,491	1,208	35,322

Assets held for sale	3,238	835	—

Property and equipment	30,049	125	—

Goodwill	126,498	193	—

Prepaids and other assets	2,244	3	—

Deferred income taxes	3,137	—	—

Accounts payable	(35,263)	(109)	—

Accrued liabilities and other	(29,465)	(1,608)	(193)

Closed store reserves	(4,178)	—	(625)

Total cash purchase price	$218,597	$892	$34,504

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

	Fiscal Year

	January 30,	January 31,
	2000	1999

	(Unaudited)
	(In thousands, except per share data)

Net sales	$1,423,907	$1,296,272

Net income before extraordinary loss and cumulative effect of change in accounting principle	21,020	20,133

Net income	20,279	13,366

Basic earnings per share:

Net income before extraordinary loss and cumulative effect of change in accounting principle	0.76	0.75

Net income	0.73	0.50

Diluted earnings per share:

Net income before extraordinary loss and cumulative effect of change in accounting principle	0.73	0.73

Net income	0.71	0.48

      The pro forma combined results are not necessarily indicative of the results that would have occurred if the acquisitions and borrowings had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results. In addition, as described above, the allocation of the purchase prices for the fiscal 1999 acquisitions are preliminary and are based on estimates. The final allocation and the resulting amount of goodwill could be different from the preliminary estimate.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Transactions and Relationships with Related Parties

      In October 1989, the Company entered into a nine year lease (the “Initial Lease”) for its corporate headquarters in Phoenix, Arizona, with an unaffiliated landlord. During January 1994, Missouri Falls Holdings Corp., an affiliate of Carmel, acquired an interest in the partnership (“Missouri Falls Partners”) which acquired the building and assumed the lease between the Company and the former landlord. In October 1996, the Company extended the Initial Lease through October 2006. The lease relates to approximately 78,577 square feet and provides for a current base rent of approximately $1,490,000 per year. The Company is currently negotiating an extension for the term of the Initial Lease.

      In April 1995, the Company assumed a lease (the “Subsequent Lease”) between a former tenant and Missouri Falls Partners for approximately 11,683 square feet of additional office space at its corporate headquarters. In October 1996, the Company extended the Subsequent Lease through October 2006. At its originally scheduled termination as of April 1998, rent under the Subsequent Lease increased to the same per square foot as is charged under the Initial Lease to a total annual rent of $221,510. The Company is currently negotiating an extension of the term of the Subsequent Lease.

      The Company leased approximately 5,754 square feet of additional space at the above premises for an annual rental of $106,449 under three separate lease documents with expiration dates of February 2000 and March 2000. The Company has vacated approximately 2,458 square feet of space for which the lease has expired. The Company is presently negotiating for an extension of the lease on the remaining 3,296 square feet and for a new lease of other space in the same premises.

      The Company also leases from MFP Holdings, LLC, an affiliate of Carmel, a parking lot adjacent to its corporate headquarters for an annual rental of $62,506 under a separate lease which expires in October 2006.

      From time to time, the Company has entered into sale-leaseback or other financing arrangements with related parties.

      Beginning in October 1995, the Company entered into a series of sale-leaseback transactions with Transatlantic Realty, Inc. (“Realty”), another affiliate of Carmel, for various real property and fixtures. The total funding provided by Realty in these transactions through January 30, 2000 was approximately $33.1 million (of which $27.3 million was for real property and $5.8 million was for fixtures). This amount represented the Company’s cost of such assets. The Company has replaced approximately $27.3 million of the real property sale-leasebacks and $5.3 million of the fixture sale-leasebacks with similar arrangements with unrelated third parties. As of January 30, 2000, there were approximately $0.5 million of fixture sale-leasebacks remaining in this facility. The Company intends to continue to replace such sale-leasebacks and has agreed to use its best efforts to do so.

      Beginning in October 1996, the Company entered into a series of sale-leaseback transactions with Transatlantic Leasing, Inc. (“Leasing”), another affiliate of Carmel, for certain real property. The terms of the leases under the facility with Leasing were set in arm’s-length negotiations. As of January 30, 2000, the net funding provided by Leasing in these transactions was approximately $0.9 million. In October 1997, the Company established a new sale-leaseback facility and the Company terminated the facility with Leasing.

      The Company believes that the terms of the transactions with affiliated parties described above in this Note were no less favorable to it than terms that may have been available from independent third parties at the time of the applicable transaction.

      In connection with his engagement as Chief Executive Officer, the Company loaned Mr. Jenkins $550,000, which he used to finance the purchase of the new home required as a result of his relocation. This loan was to mature in 1999 and bear interest at a rate of 4.545%. This loan was authorized by the Board of Directors prior to the commencement of Mr. Jenkins’ employment. In September 1999, the Company agreed to forgive $300,000 principal amount of the loan on November 1, 1999 and $250,000 principal amount,

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

together with approximately $18,000 accrued and unpaid interest thereon on February 1, 2000, provided that Mr. Jenkins remained employed on such date (unless his failure to remain employed was caused by our termination of his employment).

Note 5 — Property and Equipment

      Property and equipment is comprised of the following (in thousands):

	January 30,	January 31,
	2000	1999	Estimated Useful Life

Land	$554	$817

Buildings	766	935	25 years

Leasehold improvements	84,701	52,453	15 years or life of lease

Furniture, fixtures and equipment	113,677	82,484	10 years

Property under capital leases	67,976	47,566	5-15 years or life of lease

Purchased software	11,585	7,685	5 years

	279,259	191,940

Less: accumulated depreciation and amortization	(118,698)	(89,557)

Property and equipment, net	$160,561	$102,383

      Accumulated amortization of property under capital leases totaled $32.3 million and $22.7 million at January 30, 2000 and January 31, 1999, respectively.

Note 6 — Long Term Debt

  Senior Credit Facility

      Borrowings under the Senior Credit Facility of Auto are as follows (in thousands):

	January 30,	January 31,
	2000	1999

Term Loan (Tranche B), variable interest rates, average rate 7.4% and 7.7% for fiscal 1999 and 1998, respectively, semi-annual installments payable each June 30 and December 31, final installment is due October 31, 2003.	$145,320	$146,160

Term Loan (Tranche B1), variable interest rates, average rate 7.8% for fiscal 1999, semi-annual installments payable each June 30 and December 31, final installment is due October 31, 2003.	124,500	—

Term Loan (Tranche B2), variable interest rates, average rate 8.2% for fiscal 1999, semi-annual installments payable each June 30 and December 31, final installment is due October 31, 2003.	150,000	—

Revolving Credit Commitment, variable interest rates, average rate 8.1% and 7.4%, for fiscal 1999 and 1998, respectively, $125.0 million maximum capacity at January 30, 2000, $33.1 million undrawn availability at January 30, 2000.	89,000	79,000

Total	508,820	225,160

Less: current maturities	3,340	840

	$505,480	$224,320

      In connection with the AGA acquisition (see Note 3), the Company amended and restated its Senior Credit Facility on September 30, 1999 after previously amending and restating the Facility to provide

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional funding for the consummation of the Big Wheel acquisition in June 1999. As amended and restated, as of January 30, 2000, the Senior Credit Facility includes the following significant provisions:

•	Maximum borrowing capacity of $545.7 million comprised of three term loans totaling $420.7 million ($419.8 million of which was outstanding as of January 30, 2000) and a revolving credit commitment totaling $125.0 million,

•	Interest and commitment fees at variable rates as provided within a pricing grid that increases as the Company’s leverage ratio increases with the rates commencing at LIBOR plus 2.5% on the term loans, LIBOR plus 2.25% on the revolving credit commitment and commitment fees of 0.5% of undrawn availability,

•	An increase in the covenant restriction on capital expenditures to $50.0 million from $40.0 million and certain other adjustments to previously existing financial covenant levels.

      Borrowings under the Senior Credit Facility are collateralized by a first priority security interest in substantially all of the personal property of Auto, subject to certain permitted liens. The Company also issued a guarantee of such borrowings under the Senior Credit Facility, which guarantee is collateralized by a pledge by the Company of all issued and outstanding capital stock of Auto. In addition, the revolving credit portion allows for the issuance of letters of credit that reduce revolver availability. Letters of credit outstanding were $2.9 million and $0.6 million at January 30, 2000 and January 31, 1999, respectively.

      The Senior Credit Facility prohibits, with certain limited exceptions, the optional or mandatory prepayment or other defeasance of Auto’s 11% Senior Subordinated Notes. The Senior Credit Facility further requires that, under certain circumstances, Auto make prepayments of the term loan outstanding thereunder with (i) 50% of any Excess Cash Flow (as defined therein); and (ii) 50% of the Net Proceeds (as defined therein) from certain offerings of the Company’s voting stock. In addition, a “change of control” allows the lenders to accelerate the loans. A change of control occurs under any of the following circumstances: (i) anyone, other than the Initial Shareholders (as defined therein), acquires the power to vote at least 30% of the common stock, on a fully diluted basis (as defined); (ii) certain changes in the composition of the Board of Directors; and (iii) any sale of the common stock of Auto.

      Commitment fees on available funds under the Revolving Credit Commitment are payable quarterly in arrears on the average daily-unused amount of the total commitment. Commitment fees totaling $103,000 and $295,000 were incurred in fiscal 1999 and 1998, respectively.

      The terms of the Senior Credit Facility include restrictions on investments, capital expenditures, dividends and certain other payments and require the Company to meet certain financial covenants. The Company believes it was in compliance with all such covenants at January 30, 2000.

  11% Senior Subordinated Notes Due 2006

      On October 30, 1996, Auto issued and sold in a private placement $125.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2006 (the “Old 11% Notes”) pursuant to an indenture, between Auto and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee. On March 13, 1997, Auto offered to exchange up to all outstanding Old 11% Notes for a like principal amount of its 11% Series A Senior Subordinated Notes due 2006 (the “11% Senior Subordinated Notes”) issued pursuant to the Indenture in a transaction registered under the Securities Act of 1933, as amended. Auto consummated the exchange offer on June 18, 1997, with all of the Old 11% Notes being exchanged for the 11% Senior Subordinated Notes.

      In April 1998, 35% of the aggregate principal amount of the 11% Senior Subordinated Notes was redeemed at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereon, to the redemption date, with the net proceeds of an initial public offering of Common Stock. See Note 8.

      The indenture potentially restricts Auto from making additional borrowings under its Revolving Credit Commitment that, when added to the aggregate amount of outstanding borrowings under the Senior Credit Facility (including term loans), exceed $200.0 million. This restriction does not apply if the new borrowings are of a type specifically permitted by the indenture, or, if after giving pro forma effect to such new borrowings the ratio of Auto’s consolidated EBITDA to fixed charges (as such terms are defined in the indenture) exceeds 2.25 to 1. Accordingly, the Company has been able to exceed the potential restriction and does not anticipate that it will limit access to further borrowings under the Senior Credit Facility.

      The indenture also provides that upon a “change of control,” as defined therein, each holder of 11% Senior Subordinated Notes will have the right to require Auto to repurchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase.

      The 11% Senior Subordinated Notes bear interest at 11% per year, payable semiannually in arrears on each May 1 and November  1, and mature on November 1, 2006. The 11% Senior Subordinated Notes are general, unsecured senior subordinated obligations. The 11% Senior Subordinated Notes are required to be guaranteed fully, unconditionally and jointly and severally by most future United States subsidiaries of Auto, on a senior subordinated basis.

      On and after November 1, 2001, the 11% Senior Subordinated Notes will be redeemable, at the option of Auto, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth below (expressed in percentages of principal amount), plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

Redemption
Period	Price

2001	105.500%

2002	103.667%

2003	101.833%

2004 and thereafter	100.000%

  12% Subordinated Notes Due 2008

      On October 30, 1996, the Company issued and sold in a private placement $10.0 million aggregate principal amount of 12% Subordinated Series A Notes due 2008 (the “Series A Notes”) pursuant to an Indenture between the Company and Transatlantic Finance, Ltd., as Trustee, and $40.0 million aggregate principal amount of 12% Subordinated Series B Notes due 2008 (the “Series B Notes,” and together with the Series A Notes, the “12% Subordinated Notes”) pursuant to an Indenture between the Company and AIBC, N.V., as Trustee. The terms of the Series A Notes and the Series B Notes were identical. These notes were retired, in full, with proceeds of the Company’s March 1998 initial public offering of common stock. See Note 8.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in other assets are the following charges which have been deferred and are being amortized over the life of the related debt instrument (in thousands):

	January 30,	January 31,
	2000	1999

11% Senior Subordinated Notes	$5,341	$5,341

Senior Credit Facility	6,023	1,293

Accumulated amortization	(3,187)	(1,781)

Total	$8,177	$4,853

      At January 30, 2000, the estimated maturities of long term debt were (in thousands):

Fiscal Year

2000	$3,340

2001	143,640

2002	89,920

2003	271,920

2004	—

Thereafter	81,250

$590,070

      As more fully described in Note 8, the Company completed an initial public offering of its common stock in March 1998. Net proceeds from the offering were used to reduce outstanding debt of the Company, as follows (in millions):

12% Subordinated Notes	$50.0

11% Senior Subordinated Notes	43.8

Senior Credit Facility	53.8

Premiums on retirement	4.9

Accrued interest	6.6

$159.1

      Upon the consummation of the offering, the Company recorded an extraordinary loss of approximately $6.8 million, net of taxes. Such extraordinary loss consisted primarily of the premiums paid in connection with the redemption of indebtedness and the write-off of a portion of deferred debt issuance costs.

Note 7 — Leases

      The Company leases its office and warehouse facilities, all but four of its retail stores, and a majority of its equipment. Generally, store leases provide for minimum rentals and the payment of utilities, maintenance, insurance and taxes. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. The majority of lease agreements are for base lease periods ranging from 15 to 20 years, with three to five renewal options of five years each.

      The Company also has access to an off-balance sheet operating lease facility that is used to finance new store construction. The facility provides up to $112.2 million of funding for the acquisition and development of up to 94 new stores through December 31, 2000. As of January 30, 2000, $4.6 million of this $112.2 million leasing facility had been utilized. Under a similar agreement that expired on May 31, 1999 with respect to the addition of new stores, the Company had approximately $87.6 million committed, with $10.5 million

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining to be funded for stores that were previously identified for development but not completed by May 31, 1999.

      Operating lease rental expense is as follows (in thousands):

	Fiscal Year

	1999	1998	1997

Minimum rentals	$97,748	$75,689	$57,900

Contingent rentals	976	1,088	1,251

Sublease rentals	(5,395)	(5,089)	(4,629)

	$93,329	$71,688	$54,522

      Future minimum lease obligations under non-cancelable leases at January 30, 2000 are as follows (in thousands):

	Operating	Capital
For Fiscal Years	Leases	Leases

2000	$114,199	$13,449

2001	108,292	11,112

2002	101,216	9,460

2003	89,693	5,848

2004	77,110	2,729

Thereafter	423,543	3,909

	$914,053	46,507

Less: amounts representing interest		(9,444)

Present value of obligations		37,063

Less: current portion		(9,893)

Long term obligation		$27,170

      The above amounts include future minimum lease obligations under operating leases with affiliates totaling $13.7 million at January 30, 2000. Operating lease rental expense under leases with affiliates totaled $2.4 million for the year ended January 30, 2000, $3.2 million for the year ended January 31, 1999, and $2.4 million for the year ended February 1, 1998.

      Future minimum sublease rental income under non-cancelable subleases for fiscal 2000, 2001, 2002, 2003, 2004 and thereafter is approximately $5.0 million, $3.8 million, $2.7 million, $2.0 million, $0.9 million and $1.4 million, respectively.

Note 8 — Capital Stock and Initial Public Offering

      In December 1997, the Company sold 180,600 shares of its Class B stock to certain executives of the Company. Also in December 1997, in connection with the acquisition of Trak West, the Company sold 1,827,788 shares of stock to affiliates of the Company’s existing stockholders. See Note 9.

      On March 17, 1998, the Company completed an initial public offering (the “IPO”) of approximately 8.6 million shares of its common stock, generating proceeds of approximately $159.1 million, net of offering expenses. The offering proceeds were used to retire the Company’s 12% Subordinated Notes and other indebtedness as more fully described in Note 6. Upon retirement of the 12% Subordinated Notes, all of the outstanding preferred stock of Auto was cancelled.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the IPO, the Company’s Board of Directors and stockholders approved a 17.105 to 1 stock split effected in the form of a stock dividend. Accordingly, all share and option information contained herein has been adjusted to give retroactive effect to such stock split. In addition, under the terms of the Company’s restated Certificate of Incorporation in effect at the time of the IPO, each share of each class of issued and outstanding capital stock of the Company automatically converted to common stock upon the consummation of the IPO on March 17, 1998.

      The Company’s capital stock, as adjusted for the stock split discussed above, consists of the following:

		Shares Issued and Outstanding

	Shares	January 30,	January 31,	February 1,
Type of Stock	Authorized(1)	2000	1999	1998

Class A, $.01 par value	—	—	—	7,318,135

Class B, $.01 par value	—	—	—	180,600

Class C, $.01 par value	—	—	—	2,252,061

Class D, $.01 par value	—	—	—	85,525

Class E, $.01 par value	—	—	—	9,277,067

Class F, $.01 par value	—	—	—	—

Common stock, $.01 par value	50,000,000	27,834,574	27,768,832	—

	50,000,000	27,834,574	27,768,832	19,113,388

(1)	In March 1998, the Company amended its Certificate of Incorporation to eliminate all classes of stock other than common stock and increase the total common stock authorization to 50 million shares.

Note 9 — Employee Benefit Plans

      The Company provides various health, welfare and disability benefits to its full-time employees which are funded primarily by Company contributions. The Company does not provide post-employment or post-retirement health care or life insurance benefits to its employees.

  Retirement Program

      The Company sponsors a 401(k) plan which is available to all employees of the Company who have completed one year of continuous service. Effective October 1, 1997, the Company matches from 40% to 60% of employee contributions in 10% increments, based on years of service with the Company, up to 4% of the participant’s base salary. Prior to October 1, 1997, the Company matched 20% of employee contributions, up to 6% of the participant’s base salary, without regard to years of service. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company’s matching contributions totaled $1,422,400, $1,258,500 and $394,500 for fiscal years 1999, 1998 and 1997, respectively.

  1996 Stock Option Plans

      On October 30, 1996, the Company awarded options to purchase shares of common stock under its Associate Stock Option Plan (the “Associate Plan”) and its Executive Stock Option Plan (the “Executive Plan” and together with the Associate Plan, the “Plans”) in order to provide incentives to store managers and salaried corporate and warehouse employees of the Company. In October 1996 and February 1997, the Company’s Board of Directors approved the Associate Plan and the Executive Plan, respectively.

      The Plans may be administered by a committee of the Board of Directors of the Company, which would have broad authority in administering and interpreting the Plans, or, if a committee has not been appointed, by the entire Board of Directors. The Plans provide that, at such time as the Company has a class of equity

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the committee must consist entirely of “Non-Employee Directors” (as defined in Rule 16b-3 under the Exchange Act). The Compensation Committee has been appointed to administer the Plans.

      Options to purchase up to an aggregate of 1,026,300 shares of common stock may be granted under the Associate Plan. On April 30, 1999, the Board of Directors amended and restated the Executive Plan, increasing the maximum number of shares for which options may be granted by 60,000 to a total of 744,200 shares of common stock. Options granted under the Plans may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. In the event of a sale of more than 80% of the outstanding shares of capital stock of the Company or 80% of its assets, as defined, all options under the plan are vested. All options expire on the seventh anniversary of the date of grant (or, under certain circumstances, 30 days later).

      As a result of the IPO, each option granted under the Plans will become exercisable upon vesting. Options granted under the Associate Plan vest in three equal installments on the second, third and fourth anniversaries of the date of their grant, assuming the associate’s employment continues during this period (“Four Year Vesting”). Options granted under the Executive Plan are subject to the Four Year Vesting as to 84% of such options and performance vesting (over the same four years) as to the remaining 16%. The performance vesting criteria is based upon achieving specified operating results. Partial vesting of options subject to performance vesting occurs if the Company achieves less than 95% of the specified operating results. Any portion of options granted under the Executive Plan which are subject to performance vesting and which do not vest during the four years will automatically vest 90 days prior to the end of the option’s term. If the specified operating results are exceeded for any year by at least 10%, the executive will receive options for up to an additional 5% (20% on a cumulative basis) of his or her original option grant. Based on 1998 results, an additional 8,713 options were granted in April 1999. Based on 1999 results, approximately 15,000 options will be granted in April 2000.

      As of January 30, 2000, the Company has granted options to purchase 878,455 shares under the Associate Plan and 607,707 shares under the Executive Plan, net of cancellations and exercises. Except for 96,062 options granted under the Executive Plan (see “Employment Agreements” below), the exercise prices represent the fair market value at the date of grant based upon the price paid for such shares and other valuation analyses performed by the Company, or actual market prices as determined by trades reported by the New York Stock Exchange subsequent to the IPO, as applicable.

  1999 Stock Option Plan

      On April 30, 1999, the Company adopted the 1999 Employee Stock Option Plan (the “1999 Plan”) in order to attract, retain and motivate qualified individuals to serve as employees of the Company.

      The 1999 Plan is administered by a committee of the Board of Directors of the Company, which has broad authority in administering and interpreting the plan. The 1999 Plan provides that, at such time as the Company has a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the committee must consist entirely of “Non-Employee Directors” (as defined in Rule 16b-3 under the Exchange Act).

      Options to purchase up to an aggregate of 750,000 shares of common stock may be granted under the 1999 Plan. Options granted under the 1999 Plan may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. In the event of a sale of more than 80% of the outstanding shares of capital stock of the Company or 80% of its assets, as defined, all options under the plan are vested. All options expire on the tenth anniversary of the date of grant (or, under certain circumstances, 30 days later).

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of January 30, 2000, the Company has granted options to purchase 533,020 shares under the 1999 Plan, net of cancellations and exercises. The exercise prices represent the fair market value at the date of grant based upon actual market prices as determined by trades reported by the New York Stock Exchange. Options granted under the 1999 Plan vest and become exercisable as determined by the Board of Directors.

  Directors Stock Plan

      Directors who are currently associated with the Investcorp Group or the Carmel Group do not currently receive any compensation for serving as directors. In June 1998, the Company’s Board of Directors adopted a non-employee director compensation plan, which was approved in June 1999. The plan provides for an aggregate of up to 50,000 shares in the form of restricted stock grants or stock options. The Board of Directors has adopted a policy which provides the two non-employee directors who are not associated with the Investcorp Group or the Carmel Group with an annual stipend of $25,000, of which at least $10,000 must be paid in the form of restricted stock grants. Pursuant to this Plan, two Directors were granted a total of 1,534 and 1,516 shares of restricted stock during fiscal 1999 and 1998, respectively.

  Employment Agreements

      Auto has entered into an employment agreement with its Chairman pursuant to which he is paid a fixed base salary and eligible for a bonus based upon earnings per share. The agreement does not contain a stated termination date, but rather is terminable at will by either party. If Auto were to terminate the employment of the Chairman without cause, or if he terminates his employment for good reason, Auto has agreed to pay to the Chairman his base salary and performance bonus for a period of 24 months. The Chairman also received a loan of $550,000 from the Company, bearing interest at 4.545%. In consideration of the chairman’s efforts regarding the Company’s acquisitions (see Note 3), $300,000 was forgiven during the fourth quarter of fiscal 1999, with the remaining balance to be forgiven in the first quarter of fiscal 2000. Auto had entered into an employment agreement with its President pursuant to which he was paid a base salary and a bonus based upon earnings per share. The agreement was terminated effective April 1, 2000 in connection with the President’s retirement from day-to-day operations.

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

      In connection with the execution of his employment agreement, the Company’s Chairman received an option for 401,967 shares of common stock, exercisable at $12.04 per share. As of January 30, 2000, this option had vested to the extent of 200,982 shares. As a result of vesting acceleration triggered by the IPO, this option will generally vest and become exercisable in March 2000, subject to earlier vesting based upon the achievement of certain EBITDA targets and the occurrence of other specified events. In connection with the Trak West acquisition, the Company’s Chairman received an option for 39,940 shares of common stock, exercisable at $12.04 per share, effective as of February 1, 1998. This option will vest and become exercisable in four equal annual installments beginning in April 1999. In connection with the issuance of these options, the Company will recognize a charge to earnings of approximately $0.2 million over the vesting period for the difference between the exercise price and the fair market value of the common stock at the date of grant. In connection with the IPO, the Company’s Chairman received an option for 216,635 shares of common stock, exercisable at $20.00 per share, the fair market value at the date of grant based on the IPO. This option will vest and become exercisable in three equal annual installments beginning in April 2000.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the execution of his employment agreement, the Company’s President received an option for 299,337 shares of common stock, exercisable at $12.04 per share. This option has both vested and become exercisable to the extent of 171,048 shares. As a result of vesting acceleration triggered by the IPO, the remainder of this option vested and became exercisable in March 2000.

  Management Stock Purchase Agreements and Loans Plans

      In December 1997, the Company entered into stock purchase agreements with certain executives of the Company. Under the terms of the agreements, the Company agreed to issue a total of 180,600 shares of its common stock at a price of $12.04 per share, the same price paid in the 1996 Recapitalization. In addition, the Company granted certain executives non-qualified options to purchase 96,058 shares of its common stock, also at a price of $12.04 per share. The options contain similar terms and vesting provisions as existing options under the Company’s Executive Stock Option Plan. In connection with the issuance of these shares, the Company recognized a charge to earnings of $0.9 million in the fourth quarter of fiscal 1997 for the difference between the issuance price and the fair market value of the stock at the date of sale. In addition, in the fourth quarter of fiscal 1997, the Company recorded deferred compensation of approximately $0.5 million to reflect the difference between the exercise price and the fair market value of stock associated with the options granted to certain executives. The deferred compensation will produce a charge to earnings over the vesting period of the options.

      Of the total consideration paid to the Company of $2.2 million in connection with the purchase of the Company’s common stock by certain executives, approximately $1.0 million was loaned by the Company to certain executives to purchase 84,542 of the shares (the “Stock Loans”). The Stock Loans are collateralized by the stock under pledge agreements, provide full recourse to the executive, bear interest at the average rate paid by the Company under the revolving portion of its Senior Credit Facility, and mature in December 2003.

  Options Activity

      Activity in all of the Company’s stock option plans is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Fair Value

Balance at Feb. 2, 1997	1,540,461	$12.04

Granted at market price	425,707	17.05	$3.48

Granted at less than market price	136,002	12.04	10.44

Exercised	—	—

Cancelled	(79,518)	12.04

Balance at Feb. 1, 1998	2,022,652	13.19

Granted at market price	267,784	25.03	12.20

Exercised	(30,444)	12.04

Cancelled	(114,790)	13.66

Balance at Jan. 31, 1999	2,145,202	14.56

Granted at market price	1,040,302	24.32	$13.22

Exercised	(65,742)	12.04

Cancelled	(142,701)	19.71

Balance at Jan. 30, 2000	2,977,061	$17.78

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the Company’s stock options at January 30, 2000:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
Range of	Number	Remaining	Weighted Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Price

$12.04	1,492,690	4.06	$12.04	462,954	$12.04
$13.09 – $20.00	703,320	6.27	17.20	15,936	20.00
$20.13 – $32.09	345,280	6.06	25.78	—	—
$32.25 – $36.53	435,771	6.09	32.68	122,148	32.25

$12.04 – $36.53	2,977,061	5.11	$17.78	601,038	$16.36

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, net income (loss) and diluted earnings (loss) per share would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	Fiscal Year

	1999	1998	1997

Net income (loss):

As reported	$27,371	$20,718	$(771)

Pro forma	24,471	19,621	(1,230)

Diluted earnings (loss) per share:

As reported	$0.96	$0.75	$(0.04)

Pro forma	0.85	0.71	(0.07)

      The fair value of each option grant is estimated on the date of grant using the Black Scholes method of option pricing and is based upon the following assumptions:

	Fiscal Year

	1999	1998	1997

Dividend yield	0%	0%	0%

Risk free interest rate	4.75- 5.94%	4.25- 5.63%	5.95%

Expected life of options	6 years	6 years	4 years

Expected volatility	49%	43%	—

Note 10 — Supplemental Schedule of Cash Flows

      Interest paid during fiscal 1999, 1998 and 1997 amounted to $36.7 million, $29.4 million and $36.2 million, respectively. Income taxes paid during fiscal 1999 amounted to $6.8 million. No income taxes were paid in fiscal 1998 and 1997.

      The Company acquired certain fixtures and other equipment under capital lease arrangements totaling approximately $17.2 million, $10.5 million and $9.7 million in fiscal 1999, 1998 and 1997, respectively.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Income Taxes

      The provision for income taxes (exclusive of extraordinary items) is comprised of the following (in thousands):

	Fiscal Year

	1999	1998	1997

Current:

Federal	$450	$225	$—

State	387	130	—

	837	355	—

Deferred:

Federal	13,707	12,614	1,260

State	2,892	2,777	297

	16,599	15,391	1,557

Total	$17,436	$15,746	$1,557

      Included in fiscal 1999 results of operations is $468,000 of tax benefit relating to the cumulative effect of change in accounting principle (see Note 2).

      The following table summarizes the differences between the Company’s provision for income taxes and the expected provision, exclusive of extraordinary items (in thousands):

	Fiscal Year

	1999	1998	1997

Income before income taxes, extraordinary loss and cumulative effect of change in accounting principle	$45,548	$43,231	$3,801

Federal income tax rate	35%	35%	34%

Expected provision for income taxes	15,942	15,131	1,292

State taxes, net of federal benefit	2,131	2,718	196

Tax credits and other	(637)	(2,103)	69

Actual provision for income taxes	$17,436	$15,746	$1,557

      The current and non-current deferred tax assets and liabilities consist of the following (in thousands):

	January 30,	January 31,
	2000	1999

Gross deferred tax assets:

Store closing costs	$1,905	$2,112

Accrued employee benefits	5,949	3,990

Capital lease expenditures	555	765

Internally developed software	933	1,865

Preopening costs	573	239

Provision for site selection costs	—	1,189

Provision for bad debts	862	675

Tax loss carryforwards	2,242	5,487

Other	2,727	973

Total gross deferred tax assets	15,746	17,295

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 30,	January 31,
	2000	1999

Gross deferred tax liabilities:

Inventory	14,931	8,948

Depreciation	4,478	1,698

Provision for site selection costs	2,052	—

Other	1,503	—

Total gross deferred tax liabilities	22,964	10,646

Net deferred tax asset (liability)	$(7,218)	$6,649

      The net deferred tax assets (liabilities) are reflected in the accompanying balance sheets as follows:

	January 30,	January 31,
	2000	1999

Current deferred tax liabilities, net	$(1,417)	$(4,046)

Non-current deferred tax assets (liabilities), net	(5,801)	10,695

Net deferred tax asset (liability)	$(7,218)	$6,649

      The Company has recorded deferred tax assets of approximately $2.2 million as of January 30, 2000 reflecting the benefit of federal tax loss carryforwards totaling $6.4 million which begin to expire in 2013. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company believes that no valuation allowance is required for deferred tax assets in excess of deferred tax liabilities. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Note 12 — Store Closing Costs

      The Company provides an allowance for estimated costs and losses to be incurred in connection with store closures. For stores to be closed, such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months (prior to January 31, 1999, eighteen months). For stores to be relocated, such costs are recognized when an agreement for the new location has been reached with a landlord and site plans meet preliminary municipal approvals. The allowance for store closing costs is included in accrued expenses in the accompanying financial statements, and consists primarily of future rents to be paid over the remaining terms of the master lease agreement for stores, net of estimated sub-lease recoveries. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which run through June 2014.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity in the provision for store closings and the related store closing costs for the three years ended January 30, 2000, is as follows (in thousands):

	Fiscal Year

	1999	1998	1997

Balance, beginning of year	$2,670	$8,379	$10,794

Store closing costs:

Store closing costs, gross	5,252	1,925	3,103

Adjustments to prior year plans	(387)	(620)	(1,431)

Revisions in estimates	35	(970)	(32)

Store closing costs, net	4,900	335	1,640

Purchase accounting adjustments:

Trak West	—	—	625

Big Wheel	98	—	—

Al’s and Grand Auto Supply	4,080	—	—

Total purchase accounting adjustments	4,178	—	625

Payments	(6,946)	(6,044)	(4,680)

Balance, end of year	$4,802	$2,670	$8,379

      During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in the Company’s normal operating expenses. Included in store closing costs for fiscal 1999 is a charge of $2.5 million for store closing costs that were incurred due to overlap of certain CSK stores with more favorably sized or situated stores acquired from Al’s and Grand Auto Supply.

      As part of the purchase price allocation for the Trak West, Big Wheel and AGA stores (see Note 3), the Company recorded an allowance for the costs of closing or relocating certain stores.

      Adjustments to prior plans relate to costs for store closures that were accrued in prior years but withdrawn from the Company’s store closure plan in the year of adjustment. Such withdrawals are due to subsequent improvements in the underlying economics of the store’s performance or (in the case of store relocation) because the Company was unable to secure a previously identified site upon acceptable lease terms. The Company had significant adjustments to prior year plans in 1997 and 1998 because of changes resulting from higher than expected improvements in its gross profit margins in 1997-1998 and changes resulting from the Trak West Acquisition (see Note 3) and the IPO (see Note 8). Further significant changes to the strategic plan are not considered likely. All relocations and store closings are anticipated to be completed within twelve months of accrual and only after costs can be estimated.

      Other cost revisions are comprised of changes in expected future rental costs for vacant or sub-leased store locations, which are due largely to early terminations of lease agreements.

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning		Plan		Balance to
Fiscal Year	Balance	Stores Added	Amendments	Stores Closed	be Closed

1997	56	36	(15)	(29)	48

1998	48	24	(10)	(33)	29

1999	29	87	(11)	(77)	28

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At January 30, 2000, there were 28 stores remaining to be closed under the Company’s store closing plans, comprised of the following:

	Stores in	Plan		Balance to
Fiscal Year	Closing Plan	Amendments	Stores Closed	be Closed

1996	91	(17)	(73)	1

1997	36	(13)	(20)	3

1998	24	(5)	(19)	—

1999	87	(1)	(62)	24

				28

Note 13 — Legal Matters

      On May 4, 1998, a lawsuit was filed against the Company in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. The Company has also been served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included claims for punitive damages and unlawful conversion, but the Court subsequently dismissed both of these claims.

      The three cases have been “coordinated” before one judge in San Diego County. Discovery has been conducted by the parties. On January 19, 2000, as amended on January 27, 2000, the judge issued an order allowing the coordinated lawsuits to proceed as class actions, with class periods of May 1994 through January 2000 for store managers and October 1994 through July 1997 for senior assistant managers. The Company filed a Petition for Writ of Mandate seeking appellate review of the foregoing order which was not successful. On March 23, 2000, the Company filed a Petition for Review by the California Supreme Court to have the trial court’s order reversed.

      Although the Company cannot estimate the potential loss or range of loss at this time, if these cases are permitted to proceed as class actions and are decided against it, the Company believes that the aggregate potential exposure could be material to results of operations or cash flows for the year in which the cases are ultimately decided. However, the Company does not believe that such an adverse outcome, if it were to happen, would materially affect its financial position, or its operations or cash flows in subsequent periods. Although at this stage in the litigation it is difficult to predict its outcome with any certainty, the Company believes that there are meritorious defenses to these cases and intends to defend them vigorously.

      The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 179 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against the Company, and three of those have voluntarily dismissed their claims without prejudice. The complaint alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as receiving compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. The Company believes the suit is without merit and plans to vigorously defend it.

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

Note 14 — Fair Value of Financial Instruments

      The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows (in thousands):

	January 30, 2000		January 31, 1999

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$11,762	$11,762	$7,490	$7,490

Receivables	69,129	69,129	58,867	58,867

Amounts due under Senior Credit Facility	508,820	508,820	225,160	225,160

Obligations under 11% Senior Subordinated Notes	81,250	82,367	81,250	85,313

Note 15 — Subsequent Events

      During March 2000, the Company entered into a definitive agreement to acquire substantially all of the assets of All-Car Distributors, Inc. (“AllCar”), an operator of 22 stores in Wisconsin and Michigan. Under the terms of the agreement, the Company will pay approximately $865,000 in cash for the assets of AllCar and will assume vendor accounts payable and certain indebtedness and accrued expenses. The closing, which is subject to the satisfaction of certain conditions, is expected to occur on April 27, 2000. The acquisition of the 22 AllCar stores gives the Company an immediate presence of scale in a strategically important market adjacent to our current operations. The acquired stores will be serviced out of its Minneapolis Distribution Center and will be converted to the Checker Auto Parts name.

      During January 2000, the Company entered into a definitive agreement with Advance Auto Parts and Sequoia Capital to form a new joint venture, PartsAmerica.com, which is expected to become one of the largest automotive parts and accessories e-commerce destinations in the $90 billion automotive parts and accessories market. PartsAmerica.com will operate independently from its partners and will utilize both CSK’s and Advance’s existing logistic systems to suport its web-based operations. PartsAmerica.com will offer both retail and commercial customers the widest available selection of automotive parts and delivery options, including same-day delivery, local in-store pickup, and overnight shipment. In addition, because of 50-state coverage, customers will be able to return or exchange merchandise at their local CSK or Advance Auto Parts store. The Company has contributed the use of the e-commerce capabilities of its existing web site and certain other assets to the joint venture. The Company is a party to a service agreement with PartsAmerica.com that governs the terms of our sale of merchandise to PartsAmerica.com and certain other services that the Company is to provide to the joint venture. PartsAmerica.com is expected to commence operations in July 2000.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item with respect to Directors is incorporated by reference from the information under the caption “Election of Directors” contained in our definitive proxy statement in connection with the solicitation of proxies for our 2000 Annual Meeting of Stockholders to be held on June 20, 2000 (the “Proxy Statement”).

      The required information concerning our Executive Officers is also contained in the Proxy Statement.

Item 11.  Executive Compensation

      The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1)  The following consolidated financial statements of CSK Auto Corporation are included in Item 8. of this Report on Form 10-K.

      Report of Independent Accountants

      Consolidated Balance Sheets — January 30, 2000 and January 31, 1999

      Consolidated Statements of Operations — Fiscal Years Ended January 30, 2000, January 31, 1999 and February 1, 1998

      Consolidated Statements of Stockholders’ Equity — Fiscal Years Ended January 30, 2000, January 31, 1999 and February 1, 1998

      Consolidated Statements of Cash Flows — Fiscal Years Ended January 30, 2000, January 31, 1999 and February 1, 1998

      Notes to Consolidated Financial Statements

      (a)(2)  The following financial statement schedule of CSK Auto Corporation for the three years ended January 30, 2000 is included in this Report on Form 10-K, as required by Item 14(d): Schedule II — Valuation and Qualifying Accounts and report of independent accountants thereon. Other schedules have been omitted because information is not required or otherwise is included in the Notes to the Consolidated Financial Statements.

      (a)(3) Exhibits:

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among Auto, The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., and the Lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.01 of our Current Report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.02	Indenture, dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schuck’s Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between Auto and James Bazlen, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.01.2	Letter Agreement, dated March 30, 2000, between Auto and James Bazlen.
10.02	Stock Option Agreement, dated November 1, 1996, between the Company and James Bazlen, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between Auto and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.03.2	Amendment to Employment Agreement, dated as of September 24, 1999, between Auto and Maynard Jenkins.
10.04	Promissory Note of Maynard Jenkins, dated December 21, 1997, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Stock Pledge Agreement between the Company and Maynard Jenkins, dated December 21, 1997, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.06.1	Stock Acquisition Agreement, dated January 27, 1997, among Maynard Jenkins, Auto and the Company, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.06.2	First Amendment to Stock Acquisition Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.07	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).

Exhibit
Number	Description of Exhibits

10.08	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.09	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.10	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.11	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.12	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.13	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.14	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan.
10.15	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan.
10.16	Amended and Restated Lease, dated October 23, 1989 (the “Missouri Falls Lease”), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.17	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.18	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.19.1	Stockholders’ Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.19.2	Form of Supplemental Stockholders’ Agreement Signature Page, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.19.3	Amendment to the Stockholders’ Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.19.4	Letter Agreement re: Stockholders’ Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.20	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
27.01	Financial Data Schedule.

(b)  Reports on Form 8-K:

      (1)  On December 15, 1999, we filed a current report on Form 8-K/ A to amend our October 15, 1999 Form 8-K. (The Form 8-K had been filed to report, under Item 2 thereof, the acquisition of all the issued and outstanding stock of Al’s and Grand Auto Supply, Inc. (f/k/a PACCAR Automotive, Inc.) from PACCAR, Inc. We did not include any financial statements in such Form 8-K.) The Form 8-K/ A included, in Item 7 thereof, the following financial statements:

           a. Audited Financial Statements of Paccar Automotive, Inc.

i.	Report of Independent Auditors

ii.	Consolidated Balance Sheet as of December 25, 1998

iii.	Consolidated Statement of Income for the year ended December 25, 1998

iv.	Consolidated Statement of Stockholder’s Equity for the year ended December 25, 1998

v.	Consolidated Statement of Cash Flows for the year ended December 25, 1998

vi.	Notes to Consolidated Financial Statements

           b. Unaudited Interim Financial Statements of Paccar Automotive, Inc.

i.	Condensed Consolidated Balance Sheet as of September 25, 1999 (unaudited)

ii.	Condensed Consolidated Statement of Income (Loss) for the nine months ended September 25, 1999 and September 25, 1998 (unaudited)

iii.	Condensed Consolidated Statement of Cash Flows for the nine months ended September 25, 1999 and September 25, 1998 (unaudited)

iv.	Notes to Condensed Consolidated Financial Statements (unaudited)

           c. Pro Forma Financial Statements of CSK Auto Corporation and Subsidiary

i.	Pro Forma Condensed Consolidated Income Statement for the year ended January 31, 1999 (unaudited)

ii.	Pro Forma Condensed Consolidated Income Statement for the nine months ended October 31, 1999 (unaudited)

iii.	Notes to Pro Forma Condensed Consolidated Financial Statements (unaudited)

      (2)  Report on Form 8-K dated January 31, 2000 discussing the status of the Company’s legal proceedings.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of CSK Auto Corporation

      Our audits of the consolidated financial statements referred to in our report dated March 21, 2000, appearing in this Annual Report on Form 10-K of CSK Auto Corporation and its subsidiary also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

March 21, 2000

CSK AUTO CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years 1999, 1998 and 1997

	Balance at	Charged to	Purchase		Balance at
	Beginning of	Costs and	Accounting		End of
Description	Period	Expenses	Adjustments	Deductions	Period

	(in thousands)

Allowance for Bad Debts:

Year Ended February 1, 1998	1,768	2,033	—	(1,398)	2,403

Year Ended January 31, 1999	2,403	1,591	—	(2,291)	1,703

Year Ended January 30, 2000	1,703	3,910	1,178	(3,497)	3,294

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of April 2000.

CSK AUTO CORPORATION

By:	/s/ MAYNARD JENKINS

Maynard Jenkins
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 27th day of April 2000.

/s/ MAYNARD JENKINS Maynard Jenkins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN F. ANTIOCO John F. Antioco	Director
/s/ JAMES BAZLEN James Bazlen	Director
/s/ JAMES O. EGAN James O. Egan	Director
/s/ MORTON GODLAS Morton Godlas	Director
/s/ CHARLES K. MARQUIS Charles K. Marquis	Director
/s/ CHRISTOPHER J. O’BRIEN Christopher J. O’Brien	Director
/s/ CHARLES J. PHILIPPIN Charles J. Philippin	Director
/s/ ROBERT SMITH Robert Smith	Director
/s/ CHRISTOPHER J. STADLER Christopher J. Stadler	Director
/s/ JULES TRUMP Jules Trump	Director
/s/ EDDIE TRUMP Eddie Trump	Director

/s/ SAVIO W. TUNG Savio W. Tung	Director
/s/ DON W. WATSON Don W. Watson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among Auto, The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., and the Lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.01 of our Current Report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.02	Indenture, dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schuck’s Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between Auto and James Bazlen, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.01.2	Letter Agreement, dated March 30, 2000, between Auto and James Bazlen.
10.02	Stock Option Agreement, dated November 1, 1996, between the Company and James Bazlen, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between Auto and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.03.2	Amendment to Employment Agreement, dated as of September 24, 1999, between Auto and Maynard Jenkins.
10.04	Promissory Note of Maynard Jenkins, dated December 21, 1997, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Stock Pledge Agreement between the Company and Maynard Jenkins, dated December 21, 1997, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.06.1	Stock Acquisition Agreement, dated January 27, 1997, among Maynard Jenkins, Auto and the Company, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.06.2	First Amendment to Stock Acquisition Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.07	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.08	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).

Exhibit
Number	Description of Exhibits

10.09	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.10	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.11	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.12	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.13	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.14	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan.
10.15	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan.
10.16	Amended and Restated Lease, dated October 23, 1989 (the “Missouri Falls Lease”), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.17	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.18	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.19.1	Stockholders’ Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.19.2	Form of Supplemental Stockholders’ Agreement Signature Page, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.19.3	Amendment to the Stockholders’ Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.19.4	Letter Agreement re: Stockholders’ Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.20	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
27.01	Financial Data Schedule.