Form 10-Q
period 2000-04-30
CSK AUTO CORP
filed 2000-06-14
CIK 1051848

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-13927

CSK AUTO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	86-0765798 (I.R.S. Employer Identification No.)

645 E. Missouri Ave. Suite 400, Phoenix, Arizona (Address of principal executive offices)	85012 (Zip Code)

(602) 265-9200

(Registrant’s telephone number, including area code)

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

Yes  [X]  No  [   ]

      As of June 9, 2000, CSK Auto Corporation had 27,838,921 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 30,	January 30,
	2000	2000

	(Unaudited)
ASSETS

Cash and cash equivalents	$16,095	$11,762

Receivables, net of allowances of $3,457 and $3,294, respectively	77,876	69,129

Inventories	634,001	625,480

Assets held for sale	4,730	4,745

Prepaid expenses and other current assets	18,257	18,471

Total current assets	750,959	729,587

Property and equipment, net	166,743	160,561

Leasehold interests, net	8,109	8,341

Investment in and advances to joint venture	3,127	—

Goodwill, net	126,831	124,750

Other assets, net	11,626	12,413

Total assets	$1,067,395	$1,035,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$181,219	$168,770

Accrued payroll and related expenses	34,709	38,910

Accrued expenses and other current liabilities	60,087	50,663

Current maturities of amounts due under Senior Credit Facility	3,340	3,340

Current maturities of capital lease obligations	10,378	9,893

Deferred income taxes	1,417	1,417

Total current liabilities	291,150	272,993

Amounts due under Senior Credit Facility	513,480	505,480

Obligations under 11% Senior Subordinated Notes	81,250	81,250

Obligations under capital leases	27,984	27,170

Deferred income taxes	5,801	5,801

Other	7,528	8,411

Total non-current liabilities	636,043	628,112

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.01 par value, 50,000,000 shares authorized; 27,837,558 and 27,834,574 shares issued and outstanding at April 30, 2000 and January 30, 2000, respectively	278	278

Additional paid-in capital	291,040	291,004

Stockholder receivable	(682)	(584)

Deferred compensation	(282)	(324)

Accumulated deficit	(150,152)	(155,827)

Total stockholders’ equity	140,202	134,547

Total liabilities and stockholders’ equity	$1,067,395	$1,035,652

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended

	April 30,	May 2,
	2000	1999

Net sales	$356,354	$269,402

Cost of sales	182,811	139,251

Gross profit	173,543	130,151

Other costs and expenses:

Operating and administrative	135,354	106,389

Store closing costs	1,845	536

Transition and integration expenses	11,447	—

Goodwill amortization	1,112	3

Operating profit	23,785	23,223

Interest expense, net	14,558	7,349

Income before income taxes and cumulative effect of change in accounting principle	9,227	15,874

Income tax expense	3,552	6,012

Income before cumulative effect of change in accounting principle	5,675	9,862

Cumulative effect of change in accounting principle, net of $468 of income taxes	—	(741)

Net income	$5,675	$9,121

Basic earnings (loss) per share:

Income before cumulative effect of change in accounting principle	$0.20	$0.36

Cumulative effect of change in accounting principle, net of income taxes	—	(0.03)

Net income	$0.20	$0.33

Shares used in computing per share amounts	27,836,587	27,785,264

Diluted earnings (loss) per share:

Income before cumulative effect of change in accounting principle	$0.20	$0.34

Cumulative effect of change in accounting principle, net of income taxes	—	(0.02)

Net income	$0.20	$0.32

Shares used in computing per share amounts	27,836,587	28,867,765

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional
			Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

Balances at January 30, 2000	27,834,574	$278	$291,004	$(584)	$(324)	$(155,827)	$134,547

Amortization of deferred compensation (unaudited)	—	—	—	—	42	—	42

Advances to stockholders (unaudited)	—	—	—	(98)	—	—	(98)

Exercise of options (unaudited)	2,984	—	36	—	—	—	36

Net income (unaudited)	—	—	—	—	—	5,675	5,675

Balances at April 30, 2000 (unaudited)	27,837,558	$278	$291,040	$(682)	$(282)	$(150,152)	$140,202

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Thirteen Weeks Ended

	April 30,	May 2,
	2000	1999

Cash flows provided by (used in) operating activities:

Net income	$5,675	$9,121

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	7,727	5,586

Amortization of goodwill	1,112	3

Amortization of leasehold interests	166	202

Amortization of other deferred charges	200	105

Amortization of deferred financing costs	540	238

Tax benefit relating to stock option exercises	—	271

Cumulative effect of change in accounting principle, net of income taxes	—	741

Deferred income taxes	—	3,713

Change in operating assets and liabilities, net of effects of acquisitions:

Receivables	(8,536)	(717)

Inventories	(4,296)	(26,951)

Prepaid expenses and other current assets	394	(261)

Accounts payable	8,724	10,432

Accrued payroll, accrued expenses and other current liabilities	359	2,974

Other operating activities	(1,175)	(1,952)

Net cash provided by operating activities	10,890	3,505

Cash flows provided by (used in) investing activities:

Business acquisition, net of cash acquired	(600)	—

Capital expenditures	(8,325)	(11,473)

Expenditures for assets held for sale	—	(1,517)

Proceeds from sale of property and equipment and assets held for sale	—	2,488

Investment in and advances to joint venture	(2,605)	—

Other investing activities	(302)	(19)

Net cash used in investing activities	(11,832)	(10,521)

Cash flows provided by (used in) financing activities:

Borrowings under Senior Credit Facility	54,000	48,000

Payments under Senior Credit Facility	(46,000)	(40,000)

Payments on capital lease obligations	(2,603)	(2,307)

Recovery of stockholder receivable	—	303

Advances to stockholders	(98)	—

Exercise of options	36	441

Other financing activities	(60)	—

Net cash provided by financing activities	5,275	6,437

Net increase in cash and cash equivalents	4,333	(579)

Cash and cash equivalents, beginning of period	11,762	7,490

Cash and cash equivalents, end of period	$16,095	$6,911

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended April 30, 2000

      CSK Auto Corporation is a holding company. At April 30, 2000, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary (“Auto”). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the “Company.”

      Auto is a specialty retailer of automotive after-market parts and accessories. At April 30, 2000, the Company operated 1,138 stores in 19 Western and Northern Plains states as a fully integrated company under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Basis of Presentation

      The unaudited consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial position and the results of its operations and cash flows. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended January 30, 2000, as included in the Company’s Annual Report on Form 10-K filed on April 28, 2000.

Note 2 — Inventories

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management’s estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $555.8 million and $548.3 million at April 30, 2000 and January 30, 2000, respectively.

Note 3 — Earnings Per Share

      Calculation of shares used in computing per share amounts is summarized as follows (unaudited):

	Thirteen Weeks Ended

	April 30,	May 2,
	2000	1999

Common stock outstanding:

Beginning of period	27,834,574	27,768,832

End of period	27,837,558	27,805,466

Issued during the period	2,984	36,634

Weighted average number of shares (Basic)	27,836,587	27,785,264

Effects of dilutive securities	—	1,082,501

Weighted average number of shares (Dilutive)	27,836,587	28,867,765

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Investment in Joint Venture

      On March 1, 2000, the Company participated in the formation of a new joint venture, PartsAmerica.com (“PA”), with Advance Auto Parts and Sequoia Capital. PA will be engaged in the sale of automotive parts and accessories via e-commerce. PA will operate independently from its partners and will utilize both CSK’s and Advance’s existing logistic systems to support its web-based operations.

      In exchange for approximately 37% of the outstanding equity of PA, the Company has incurred costs of approximately $3.1 million, which include associated transaction costs. Of the total costs incurred, approximately $2.6 million was paid during the first quarter of fiscal 2000 and approximately $0.5 million has been accrued and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The Company is accounting for its investment in PA under the equity method. Accordingly, the Company will recognize its proportionate share of PA’s net income or loss, which to date has been immaterial. As of April 30, 2000, the investment in and advances to joint venture in the accompanying consolidated balance sheet includes the investment in PA of $3.1 million.

Note 5 — Store Acquisition

      On April 27, 2000, the Company acquired substantially all of the assets of All-Car Distributors, Inc. (“AllCar”), an operator of 22 stores in Wisconsin and Michigan. Under the terms of the agreement, the Company paid approximately $711,000 in cash, which includes associated transaction costs, for the assets of AllCar and assumed vendor accounts payable and certain indebtedness and accrued expenses. In addition, the Company is subject to an additional payment of approximately $215,000 upon satisfaction of certain conditions. The AllCar acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from April 28, 2000, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances, principally inventories.

      The AllCar stores are serviced out of the Company’s Minneapolis Distribution Center and will be converted to the Checker name and store format and integrated into the Company’s operations. In connection with the integration of the AllCar stores, the Company will incur one-time transition and integration expenses estimated to be $2.0 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $0.1 million of such expenses were incurred during the first quarter of fiscal 2000 with the balance expected to be incurred during the second and third quarters of fiscal 2000. In addition, the Company expects to incur capital expenditures estimated to be $2.0 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company’s store-level information systems in the AllCar stores. These capital expenditures are expected to be incurred during the second and third quarters of fiscal 2000.

      The following summarizes the preliminary purchase price allocation for the AllCar acquisition consummated during the first quarter of fiscal 2000 (in thousands):

Fair value of:

Assets acquired	$8,730

Liabilities acquired	(8,019)

Cash paid	711

Cash acquired	(111)

Net cash paid for acquisition	$600

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Legal Matters

      As previously disclosed, on May 4, 1998, a lawsuit was filed against the Company in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. The Company has also been served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included claims for punitive damages and unlawful conversion, but the Court subsequently dismissed both of these claims.

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

      Although the Company cannot estimate the potential loss or range of loss at this time, if these cases are adversely decided, the Company believes that the aggregate potential exposure could be material to results of operations or cash flows for the year in which the cases are ultimately decided. However, as previously disclosed, the Company does not believe that such an adverse outcome, if it were to happen, would materially affect its financial position, operations or cash flows in subsequent periods. Although at this stage in the litigation it is difficult to predict its outcome with any certainty, the Company believes that there are meritorious defenses to these cases and intends to defend them vigorously.

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

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Store Closing Costs

      The Company provides an allowance for estimated costs to be incurred in connection with store closures. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. The allowance for store closing costs is included in accrued expenses in the accompanying financial statements, and consists primarily of future rents to be paid over the remaining terms of the master lease agreement for stores, net of estimated sub-lease recoveries. Future rents will be incurred through the expiration of the non-cancelable leases.

      Activity in the provision for store closings and the related store closing costs for the thirteen weeks ended April 30, 2000, is as follows (in thousands):

Balance, at January 30, 2000	$4,802

Store closings costs:

Store closings costs, gross	1,886

Adjustments to prior year plans	(41)

Store closings costs, net	1,845

Payments	(3,457)

Balance, at April 30, 2000	$3,190

      During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in the Company’s normal operating expenses.

      Adjustments to prior plans relate to costs for store closures that were accrued in prior periods but withdrawn from the Company’s store closure plan in the period of adjustment. Such withdrawals are due to subsequent improvements in the underlying economics of the store’s performance or (in the case of store relocation) because the Company was unable to secure a previously identified site upon acceptable lease terms. Further significant changes to the strategic plan are not considered likely. All relocations and store closings are anticipated to be completed within twelve months of accrual and only after costs can be estimated.

      Other cost revisions are comprised of changes in expected future rental costs for vacant or sub-leased store locations, which are due largely to early terminations of lease agreements.

      At April 30, 2000, there were 13 stores remaining to be closed under the Company’s store closing plans, comprised of the following:

	Stores in	Plan	Stores	Balance to
Fiscal Year	Closing Plan	Amendments	Closed	Be Closed

1996	91	(17)	(73)	1

1997	36	(13)	(20)	3

1998	24	(5)	(19)	—

1999	87	(2)	(77)	8

2000	2	—	(1)	1

				13

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Overview

      Our business is somewhat seasonal in nature, with the highest sales occurring in the summer months of June through August (overlapping our second and third fiscal quarters). Our business is, in addition, affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers tend to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase.

  Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended

	April 30,	May 2,
	2000	1999

Net sales	100.0%	100.0%

Cost of sales	51.3	51.7

Gross profit	48.7	48.3

Operating and administrative	38.0	39.5

Store closing costs	0.5	0.2

Transition and integration expenses	3.2	—

Goodwill amortization	0.3	—

Operating profit	6.7	8.6

Interest expense, net	4.1	2.7

Income before income taxes and cumulative effect of change in accounting principle	2.6	5.9

Income tax expense	1.0	2.2

Income before cumulative effect of change in accounting principle	1.6	3.7

Cumulative effect of change in accounting principle, net of income taxes	—	(0.3)

Net income	1.6%	3.4%

Thirteen Weeks Ended April 30, 2000 Compared to Thirteen Weeks Ended May 2, 1999

      Net sales for the thirteen weeks ended April 30, 2000 (the “first quarter of fiscal 2000”) increased $87.0 million, or 32.3%, over net sales for the thirteen week period ended May 2, 1999 (the “first quarter of fiscal 1999”). This increase reflects both a comparable store sales increase of 4% and an increase in the number of stores operated. During the first quarter of fiscal 2000, we acquired 22 stores, opened 12 stores, expanded one store and closed 16 stores due to acquisition related overlap. At April 30, 2000, we had 1,138 stores in operation compared to 822 stores at the end of the first quarter of fiscal 1999.

      Gross profit for the first quarter of fiscal 2000 was $173.5 million, or 48.7% of net sales, compared to $130.2 million, or 48.3% of net sales, for the comparable period of fiscal 1999. The increase in gross profit percentage primarily resulted from our ability to obtain generally better pricing and more favorable terms and support from our vendors due to increased purchase volume and improved financial performance.

      Operating and administrative expenses increased by $29.0 million to $135.4 million, or 38.0% of net sales, for the first quarter of fiscal 2000 from $106.4 million, or 39.5% of net sales, for the comparable period of fiscal 1999. The dollar increase is primarily the result of the operating costs of new stores. The decrease as a percent of sales resulted from a leveraging of fixed costs over an expanded sales base.

      Operating profit increased to $23.8 million, or 6.7% of net sales, for the first quarter of fiscal 2000 compared to $23.2 million, or 8.6% of net sales, for the comparable period of fiscal 1999, due to the factors cited above. During the first quarter of fiscal 2000, we incurred $11.4 million of non-recurring expenses associated with the transition and integration of the Big Wheel/ Rossi (“Big Wheel”) and Al’s Auto Supply and Grand Auto Supply (“AGA”) stores that were acquired during fiscal 1999. In addition, we incurred goodwill amortization charges associated with our fiscal 1999 acquisitions of $1.1 million and net store closing costs of $1.8 million during the first quarter of fiscal 2000.

      Interest expense for the first quarter of fiscal 2000 totaled $14.6 million compared to $7.3 million for the first quarter of fiscal 1999. The expense increased primarily as a result of the additional indebtedness incurred to fund the Big Wheel and AGA acquisitions.

      Income tax expense for the first quarter of fiscal 2000 was $3.6 million, compared to income tax expense of $6.0 million for the comparable period of fiscal 1999. Our effective tax rate increased slightly during the 2000 period to approximately 38.5% of pre-tax income from approximately 37.9% in the comparable 1999 period as a result of certain tax credits that were realized in the prior period which were not available in the current period.

      As a result of the above factors, net income decreased to $5.7 million, or $0.20 per diluted common share, for the first quarter of fiscal 2000, compared to a net income of $9.1 million, or $0.32 per diluted common share, for the first quarter of fiscal 1999.

Liquidity and Capital Resources

  Overview

      Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We finance our cash requirements with cash flow from operations, funds from our leasing facility and borrowings under our revolving credit facility. At April 30, 2000, we had net working capital of approximately $459.8 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $39.3 million. Under off-balance sheet operating lease facilities that are used to finance new store construction, we have $109.4 million of available funding for the acquisition and development of new stores through December 31, 2000. Of the available funding, $7.7 million has been committed to fund previously identified sites. We believe that cash flow from operations combined with the availability of funds under the leasing facility and the revolving credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

      For the thirteen week period ended April 30, 2000, net cash provided by operating activities was $10.9 million compared to $3.5 million of cash provided by operating activities during the comparable period of fiscal 1999. The largest component of the change in cash flows from operating activities relates to our investment in inventories, where $4.3 million of cash was used during the first quarter of fiscal 2000 compared to $27.0 million used for such purposes during the 1999 period. The reduced investment in inventories reflects the rationalization of inventories purchased in connection with our 1999 acquisitions and a stabilization of inventory levels in support of our commercial sales efforts. Further significant investment in inventories to expand the depth and breadth of our replacement part offerings is not anticipated at this time.

      Net cash used in investing activities totaled $11.8 million for the first quarter of fiscal 2000, compared to $10.5 million in the comparable period of fiscal 1999. The increase in cash used in investing activities was primarily the result of a $2.6 million investment in and advances to PartsAmerica.com (see Note 4 to the Consolidated Financial Statements) and the payment of $0.6 million in connection with the AllCar acquisition (see Note 5 to the Consolidated Financial Statements).

      Net cash provided by financing activities totaled $5.3 million in the first quarter of fiscal 2000 compared to $6.4 million in the comparable period of fiscal 1999. The largest component in the change in net cash provided by financing activities was proceeds from stock option exercises, where approximately $36,000 was received during the first quarter of fiscal 2000 compared to $0.4 million during the 1999 period. In addition, during the first quarter of fiscal 2000 we advanced $0.1 million to stockholders in connection with common stock purchases by certain members of management and recovered $0.3 million of stockholder receivables during the comparable 1999 period.

  Store Activity

      On April 27, 2000, we acquired substantially all of the assets of All-Car Distributors, Inc. (“AllCar”), an operator of 22 stores in Wisconsin and Michigan. Under the terms of the agreement, we paid approximately $711,000 in cash, which includes associated transaction costs, for the assets of AllCar and assumed vendor accounts payable and certain indebtedness and accrued expenses. In addition, we are subject to an additional payment of approximately $215,000 upon satisfaction of certain conditions. The AllCar acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results from April 28, 2000, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances, principally inventories.

      The AllCar stores are serviced out of our Minneapolis Distribution Center and will be converted to the Checker name and store format and integrated into our operations. In connection with the integration of the AllCar stores, we will incur one-time transition and integration expenses estimated to be $2.0 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $0.1 million of such expenses were incurred during the first quarter of fiscal 2000 with the balance expected to be incurred during the second and third quarters of fiscal 2000. In addition, we expect to incur capital expenditures estimated to be $2.0 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in the AllCar stores. These capital expenditures are expected to be incurred during the second and third quarters of fiscal 2000.

      In connection with our fiscal 1999 acquisitions of the Big Wheel and AGA stores, we incurred one-time transition and integration expenses of approximately $11.4 million during the first quarter of fiscal 2000, consisting primarily of grand opening advertising, training and re-merchandising costs. In addition, we incurred $4.1 million of capital expenditures, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in these stores.

      During the first quarter of fiscal 2000, we acquired 22 stores, opened 12 stores, expanded one store and closed 16 stores due to acquisition overlap. We anticipate that the majority of new, relocated or expanded stores will be financed under arrangements structured as operating leases that require limited capital expenditures by us except for fixtures and store equipment.

  Store Closing Costs

      We provide an allowance for estimated costs to be incurred in connection with store closures. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. The allowance for store closing costs is included in accrued expenses in the accompanying financial statements, and consists primarily of future rents to be paid over the remaining terms of the master lease agreement for stores, net of estimated sub-lease recoveries. Future rents will be incurred through the expiration of the non-cancelable leases.

      Activity in the provision for store closings and the related store closing costs for the thirteen weeks ended April 30, 2000, is as follows (in thousands):

Balance, at January 30, 2000	$4,802

Store closings costs:

Store closings costs, gross	1,886

Adjustments to prior year plans	(41)

Store closings costs, net	1,845

Payments	(3,457)

Balance, at April 30, 2000	$3,190

      During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in our normal operating expenses.

      Adjustments to prior plans relate to costs for store closures that were accrued in prior periods but withdrawn from our store closure plan in the period of adjustment. Such withdrawals are due to subsequent improvements in the underlying economics of the store’s performance or (in the case of store relocation) because we were unable to secure a previously identified site upon acceptable lease terms. Further significant changes to the strategic plan are not considered likely. All relocations and store closings are anticipated to be completed within twelve months of accrual and only after costs can be estimated.

      Other cost revisions are comprised of changes in expected future rental costs for vacant or sub-leased store locations, which are due largely to early terminations of lease agreements.

      At April 30, 2000, there were 13 stores remaining to be closed under our store closing plans, comprised of the following:

	Stores in	Plan	Stores	Balance to
Fiscal Year	Closing Plan	Amendments	Closed	Be Closed

1996	91	(17)	(73)	1

1997	36	(13)	(20)	3

1998	24	(5)	(19)	—

1999	87	(2)	(77)	8

2000	2	—	(1)	1

				13

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

      During the fourth quarter of fiscal 1999, we completed our Year 2000 identification, assessment, remediation and testing efforts, although we will continue to monitor systems through the remainder of fiscal 2000. We also finalized contingency plans, which include: switching vendors, back-up systems and manual processes, and the potential stockpiling of certain products. During the first quarter of fiscal 2000, we did not incur any costs associated with the Year 2000 issue and we do not anticipate incurring any substantial costs during the remaining three quarters of fiscal 2000 in connection with the Year 2000 issue.

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

Forward-looking Statements

      The foregoing Management’s Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management’s assumptions and beliefs in light of the information currently available. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors that may cause differences are identified in our Annual Report on Form 10-K, and are incorporated herein by reference.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

      As previously disclosed, on May 4, 1998, a lawsuit was filed against us in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. We have also been served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Orange County lawsuit initially included claims for punitive damages and unlawful conversion, but the Court subsequently dismissed both of these claims.

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

      Although we cannot estimate the potential loss or range of loss at this time, if these cases are adversely decided, we believe that the aggregate potential exposure could be material to results of operations or cash flows for the year in which the cases are ultimately decided. However, as previously disclosed, we do not believe that such an adverse outcome, if it were to happen, would materially affect our financial position, operations or cash flows in subsequent periods. Although at this stage in the litigation it is difficult to predict its outcome with any certainty, we believe that there are meritorious defenses to these cases and intend to defend them vigorously.

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

      NONE

Item 3.  Defaults upon Senior Securities

      NONE

Item 4.  Submission of Matters to a Vote of Security Holders

      NONE

Item 5.  Other Information

      NONE

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
27.01	Financial Data Schedule.

      (b)  Reports on Form 8-K:

      On January 31, 2000, we filed a current report on Form 8-K to report, under Item 5 thereof, the status of our legal proceedings.

      On March 17, 2000, we filed a current report on Form 8-K/ A to amend our October 15, 1999 Form 8-K. (The Form 8-K had been filed to report, under Item 2 thereof, the acquisition of all the issued and outstanding stock of Al’s and Grand Auto Supply, Inc. (f/k/a PACCAR Automotive, Inc.) from PACCAR, Inc. We did not include any financial statements in such Form 8-K). The Form 8-K/ A included, in item 7 thereof, the following financial statements:

Audited Financial Statements
Report on Independent Auditors
Consolidated Balance Sheet as of December 25, 1998
Consolidated Statement of Income for the year ended December 25, 1998
Consolidated Statement of Stockholder’s Equity for the year ended December 25, 1998
Consolidated Statement of Cash Flows for the year ended December 25, 1998
Notes to Consolidated Financial Statements

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

CSK AUTO CORPORATION

By:	/s/DON W. WATSON

Don W. Watson
Chief Financial Officer

DATED:  June 14, 2000

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

27.01	—	Financial Data Schedule