Form 10-Q
period 2000-07-30
CSK AUTO CORP
filed 2000-09-13
CIK 1051848

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 30, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

                               Yes  [X]  No  [ ]

     As of September 11, 2000, CSK Auto Corporation had 27,839,484 shares of common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CSK AUTO CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JULY 30,      JANUARY 30,
                                                                 2000           2000
                                                              -----------    -----------
                                                              (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................  $   13,017     $   11,762
Receivables, net of allowances of $4,894 and $3,294,
  respectively..............................................      78,923         69,129
Inventories.................................................     613,270        625,480
Assets held for sale........................................       3,154          4,745
Prepaid expenses and other current assets...................      18,397         18,471
                                                              ----------     ----------
          Total current assets..............................     726,761        729,587
                                                              ----------     ----------
Property and equipment, net.................................     172,181        160,561
Leasehold interests, net....................................      21,396          8,341
Investment in and advances to joint venture.................       2,653             --
Goodwill, net...............................................     131,075        124,750
Other assets, net...........................................      11,696         12,413
                                                              ----------     ----------
          Total assets......................................  $1,065,762     $1,035,652
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $  184,190     $  168,770
Accrued payroll and related expenses........................      28,499         38,910
Accrued expenses and other current liabilities..............      52,794         50,663
Current maturities of amounts due under Senior Credit
  Facility..................................................      28,990          3,340
Current maturities of capital lease obligations.............      11,727          9,893
Deferred income taxes.......................................       1,700          1,417
                                                              ----------     ----------
          Total current liabilities.........................     307,900        272,993
                                                              ----------     ----------
Amounts due under Senior Credit Facility....................     489,160        505,480
Obligations under 11% Senior Subordinated Notes.............      81,250         81,250
Obligations under capital leases............................      29,118         27,170
Deferred income taxes.......................................       9,172          5,801
Other.......................................................      10,392          8,411
                                                              ----------     ----------
          Total non-current liabilities.....................     619,092        628,112
                                                              ----------     ----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 27,839,484 and 27,834,574 shares issued and
     outstanding at July 30, 2000 and January 30, 2000,
     respectively...........................................         278            278
  Additional paid-in capital................................     291,063        291,004
  Stockholder receivable....................................        (684)          (584)
  Deferred compensation.....................................        (240)          (324)
  Accumulated deficit.......................................    (151,647)      (155,827)
                                                              ----------     ----------
          Total stockholders' equity........................     138,770        134,547
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $1,065,762     $1,035,652
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                        --------------------------    --------------------------
                                         JULY 30,       AUGUST 1,      JULY 30,       AUGUST 1,
                                           2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------
Net sales.............................  $   374,802    $   302,322    $   731,156    $   571,724
Cost of sales.........................      201,348        159,593        384,159        298,844
                                        -----------    -----------    -----------    -----------
Gross profit..........................      173,454        142,729        346,997        272,880
Other costs and expenses:
  Operating and administrative........      143,399        112,374        278,753        218,764
  Store closing costs.................        4,018            675          5,863          1,210
  Transition and integration
     expenses.........................       11,063            619         22,510            619
  Equity in loss of joint venture.....          716             --            716             --
  Goodwill amortization...............        1,416            280          2,528            283
                                        -----------    -----------    -----------    -----------
Operating profit......................       12,842         28,781         36,627         52,004
Interest expense, net.................       15,263          8,143         29,821         15,492
                                        -----------    -----------    -----------    -----------
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle................       (2,421)        20,638          6,806         36,512
Income tax expense (benefit)..........         (926)         7,945          2,626         13,957
                                        -----------    -----------    -----------    -----------
Income (loss) before cumulative effect
  of change in accounting principle...       (1,495)        12,693          4,180         22,555
Cumulative effect of change in
  accounting principle, net of $468 of
  income taxes........................           --             --             --           (741)
                                        -----------    -----------    -----------    -----------
Net income (loss).....................  $    (1,495)   $    12,693    $     4,180    $    21,814
                                        ===========    ===========    ===========    ===========
Basic earnings (loss) per share:
  Income (loss) before cumulative
     effect of change in accounting
     principle........................        (0.05)          0.46           0.15           0.81
  Cumulative effect of change in
     accounting principle, net of
     income taxes.....................           --             --             --          (0.03)
                                        -----------    -----------    -----------    -----------
  Net income (loss)...................  $     (0.05)   $      0.46    $      0.15    $      0.78
                                        ===========    ===========    ===========    ===========
Shares used in computing per share
  amounts.............................   27,838,889     27,814,773     27,837,735     27,800,049
                                        ===========    ===========    ===========    ===========
Diluted earnings (loss) per share:
  Income (loss) before cumulative
     effect of change in accounting
     principle........................        (0.05)          0.44           0.15           0.78
  Cumulative effect of change in
     accounting principle, net of
     income taxes.....................           --             --             --          (0.02)
                                        -----------    -----------    -----------    -----------
  Net income (loss)...................  $     (0.05)   $      0.44    $      0.15    $      0.76
                                        ===========    ===========    ===========    ===========
Shares used in computing per share
  amounts.............................   27,838,889     28,673,234     27,837,735     28,804,643
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

                      CSK AUTO CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON STOCK       ADDITIONAL
                                  -------------------    PAID-IN     STOCKHOLDER     DEFERRED     ACCUMULATED    TOTAL
                                    SHARES     AMOUNT    CAPITAL     RECEIVABLE    COMPENSATION     DEFICIT      EQUITY
                                  ----------   ------   ----------   -----------   ------------   -----------   --------
Balances at January 30, 2000....  27,834,574    $278     $291,004       $(584)        $(324)       $(155,827)   $134,547
Amortization of deferred
  compensation (unaudited)......          --      --           --          --            84               --          84
Advances to stockholders
  (unaudited)...................          --      --           --        (128)           --               --        (128)
Recovery of stockholder
  receivable (unaudited)........          --      --           --          28            --               --          28
Exercise of options
  (unaudited)...................       4,910      --           59          --            --               --          59
Net income (unaudited)..........          --      --           --          --            --            4,180       4,180
                                  ----------    ----     --------       -----         -----        ---------    --------
Balances at July 30, 2000
  (unaudited)...................  27,839,484    $278     $291,063       $(684)        $(240)       $(151,647)   $138,770
                                  ==========    ====     ========       =====         =====        =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              TWENTY-SIX WEEKS ENDED
                                                              ----------------------
                                                              JULY 30,     AUGUST 1,
                                                                2000         1999
                                                              ---------    ---------
Cash flows provided by (used in) operating activities:
  Net income................................................  $   4,180    $  21,814
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization of property and
      equipment.............................................     16,078       11,432
     Amortization of goodwill...............................      2,528          283
     Amortization of leasehold interests and other deferred
      charges...............................................        920          400
     Amortization of deferred financing costs...............      1,063          505
     Amortization of other deferred charges.................        420          217
     Tax benefit relating to stock option exercises.........         --          384
     Equity in loss of joint venture........................        716           --
     Cumulative effect of change in accounting principle,
      net of income taxes...................................         --          741
     Deferred income taxes..................................      3,653        4,793
     Change in operating assets and liabilities, net of
      effects of acquisitions:
       Receivables..........................................    (10,938)       1,822
       Inventories..........................................      1,426      (48,056)
       Prepaid expenses and other current assets............        615       (1,543)
       Accounts payable.....................................     11,718       (5,486)
       Accrued payroll, accrued expenses and other current
        liabilities.........................................    (16,568)          28
       Other operating activities...........................      4,015       (2,890)
                                                              ---------    ---------
     Net cash provided by (used in) operating activities....     19,826      (15,556)
                                                              ---------    ---------
Cash flows provided by (used in) investing activities:
  Business acquisitions, net of cash acquired...............       (979)     (62,063)
  Capital expenditures......................................    (17,798)     (19,924)
  Expenditures for assets held for sale.....................         --       (2,582)
  Proceeds from sale of property and equipment and assets
     held for sale..........................................      3,293        2,488
  Investment in joint venture...............................     (3,369)          --
  Other investing activities................................       (745)         (30)
                                                              ---------    ---------
     Net cash used in investing activities..................    (19,598)     (82,111)
                                                              ---------    ---------
Cash flows provided by (used in) financing activities:
  Borrowings under Senior Credit Facility...................    120,000      242,000
  Payments under Senior Credit Facility.....................   (110,670)    (139,420)
  Payment of debt issuance costs............................         --       (1,646)
  Payments on capital lease obligations.....................     (7,856)      (4,774)
  Advances to stockholders..................................       (128)          --
  Recovery of stockholder receivable........................         28          403
  Exercise of options.......................................         59          671
  Other financing activities................................       (406)        (432)
                                                              ---------    ---------
     Net cash provided by financing activities..............      1,027       96,802
                                                              ---------    ---------
     Net increase (decrease) in cash and cash equivalents...      1,255         (865)
Cash and cash equivalents, beginning of period..............     11,762        7,490
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $  13,017    $   6,625
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2000

     CSK Auto Corporation is a holding company. At July 30, 2000, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary ("Auto"). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the "Company."

     Auto is a specialty retailer of automotive aftermarket parts and accessories. At July 30, 2000, the Company operated 1,143 stores in 19 Western and Northern Plains states as a fully integrated company under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

NOTE 1 -- BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and the results of its operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended January 30, 2000, as included in the Company's Annual Report on Form 10-K filed on April 28, 2000.

NOTE 2 -- INVENTORIES

     Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management's estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $532 million and $548 million at July 30, 2000 and January 30, 2000, respectively.

NOTE 3 -- EARNINGS PER SHARE

     Calculation of shares used in computing per share amounts is summarized as follows (unaudited):

                                      THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                    ------------------------    ------------------------
                                     JULY 30,     AUGUST 1,      JULY 30,     AUGUST 1,
                                       2000          1999          2000          1999
                                    ----------    ----------    ----------    ----------
Common stock outstanding:
  Beginning of period.............  27,837,558    27,805,466    27,834,574    27,768,832
                                    ==========    ==========    ==========    ==========
  End of period...................  27,839,484    27,824,619    27,839,484    27,824,619
                                    ==========    ==========    ==========    ==========
Issued during the period..........       1,926        19,153         4,910        55,787
                                    ==========    ==========    ==========    ==========
Weighted average number of shares
  (Basic).........................  27,838,889    27,814,773    27,837,735    27,800,049
Effects of dilutive securities....          --       858,461            --     1,004,594
                                    ----------    ----------    ----------    ----------
Weighted average number of shares
  (Dilutive)......................  27,838,889    28,673,234    27,837,735    28,804,643
                                    ==========    ==========    ==========    ==========

                      CSK AUTO CORPORATION AND SUBSIDIARY

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. In June 2000, the SEC staff issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not anticipate that the pronouncement will have a material impact on its financial position or the results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25." The interpretation became effective July 1, 2000. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on its financial position or the results of operations.

NOTE 5 -- INVESTMENT IN JOINT VENTURE

     On March 1, 2000, the Company participated in the formation of a new joint venture, PartsAmerica.com ("PA"), with Advance Auto Parts ("Advance") and Sequoia Capital. PA engages in the sale of automotive parts and accessories via e-commerce. PA operates independently from its partners and utilizes both Auto's and Advance's existing logistic systems to support its web-based operations.

     In exchange for approximately 37% of the outstanding equity of PA, the Company has contributed assets and incurred costs of approximately $3.1 million, which include associated transaction costs. The Company is accounting for its investment in PA under the equity method and, accordingly, recognizes its proportionate share of PA's net income or loss. Through the first half of fiscal 2000, the Company has recognized approximately $0.7 million of PA's development stage losses and included such amount as equity in loss of joint venture in the accompanying consolidated statement of operations. As of July 30, 2000, the investment in and advances to joint venture in the accompanying consolidated balance sheets includes the remaining investment in PA of $2.3 million and $0.4 million of advances. Auto is not obligated to support PA financially beyond the extent of its original investment.

NOTE 6 -- STORE ACQUISITION

     On April 27, 2000, the Company acquired substantially all of the assets of All-Car Distributors, Inc. ("AllCar"), an operator of 22 stores in Wisconsin and Michigan. Under the terms of the agreement, the Company paid approximately $711,000 in cash, which includes associated transaction costs, for the assets of AllCar and assumed vendor accounts payable and certain indebtedness and accrued expenses. In August 2000, the Company made a payment of approximately $206,000 pursuant to a purchase price adjustment formula contained in the original agreement. In addition, the Company is subject to an additional payment of approximately $215,000 upon the satisfaction of certain conditions. The AllCar acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from April 28, 2000, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances, principally inventories.

     The AllCar stores are serviced out of the Company's Minneapolis Distribution Center and have been converted to the Checker name and store format and integrated into the Company's operations. In connection with the integration of the AllCar stores, the Company incurred one-time transition and integration expenses of approximately $2.9 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $0.1 million of such expenses were incurred during the first quarter of fiscal 2000

                      CSK AUTO CORPORATION AND SUBSIDIARY
with the balance incurred during the second quarter of fiscal 2000. In addition, the Company expects to incur capital expenditures estimated to be $2.0 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company's store-level information systems in the AllCar stores. Approximately $1.2 million of these expenditures were incurred during the second quarter of fiscal 2000 with the balance expected to be incurred during the third quarter of fiscal 2000.

NOTE 7 -- PURCHASE ACCOUNTING ADJUSTMENTS

     On October 1, 1999, the Company acquired the common stock of Al's and Grand Auto Supply, Inc. ("AGA"), formerly known as PACCAR Automotive, Inc., which operated 194 stores under the trade names of Al's Auto Supply and Grand Auto Supply (collectively, the "AGA stores") in Washington, California, Idaho, Oregon, Nevada, and Alaska. On June 30, 1999, the Company acquired substantially all of the assets of Apsco Products Company dba Big Wheel/Rossi ("Big Wheel"), a leading retailer of auto parts in the Northern Plains states. Big Wheel operated 86 stores in Minnesota, North Dakota and Wisconsin along with a distribution center in Minnesota. These acquisitions were accounted for under the purchase method of accounting. Prior financial statements reflected the preliminary allocation of the purchase prices, based on estimated fair values at the date of the respective acquisition. During the first half of fiscal 2000, the Company made adjustments to reflect the final determination of certain acquired balances. The preliminary and final allocations of the fair value of the assets and liabilities recorded as a result of the above described acquisitions are as follows (in thousands):

                                                     PRELIMINARY      FINAL
                                                     ALLOCATION     ALLOCATION     CHANGE
                                                     -----------    ----------    --------
Cash and cash equivalents..........................   $    319       $     68     $   (251)
Receivables........................................      3,863          2,574       (1,289)
Inventories........................................    117,433        102,965      (14,468)
Assets held for sale...............................      3,238          3,238           --
Property and equipment.............................     29,651         29,651           --
Goodwill...........................................    117,287        123,288        6,001
Leasehold interests................................         --         14,655       14,655
Prepaids and other assets..........................      2,079          2,079           --
Deferred income taxes..............................      2,493          2,493           --
Accounts payable...................................    (35,056)       (36,644)      (1,588)
Accrued liabilities and other......................    (28,848)       (29,164)        (316)
Closed store reserves..............................     (4,178)        (6,922)      (2,744)
                                                      --------       --------     --------
          Total cash purchase price................   $208,281       $208,281     $     --
                                                      ========       ========     ========

     Significant changes in the allocation of acquired balances include: (1) a lower accounts receivable valuation primarily relating to acquired accounts payable debit balances for vendors with which the Company does not conduct business; (2) a revised inventory allocation representing (a) a lower inventory valuation on core and warranty returns as a result of excessive acquired inventory levels; and (b) a lower valuation on non-returnable inventory lines not carried by the Company; (3) a leasehold rights allocation representing the discounted net present value of the excess of the fair market rental value over the respective contractual rent of stores under operating leases acquired; (4) an accounts payable adjustment as a result of an adjustment to acquired bank overdrafts; and (5) a revised closed store reserve reflecting the final costs of closing or relocating previously identified stores.

                      CSK AUTO CORPORATION AND SUBSIDIARY

NOTE 8 -- LEGAL MATTERS

     As previously disclosed, on May 4, 1998, a lawsuit was filed against the Company in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. The Company has also been served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Company has entered into an agreement in principle to settle these class action lawsuits. The maximum settlement amount is $11 million (which includes plaintiffs' attorneys' fees and costs), but may be lower depending upon the number of potential class members that submit claims. The settlement will not be final until the parties execute a definitive settlement agreement, which must be approved by the court in which the lawsuits are pending. The Company will record a charge to earnings when the final settlement amount can be reasonably estimated.

     The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 179 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys -- Manny, Moe and Jack, Inc., O'Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against the Company, and three of those have voluntarily dismissed their claims without prejudice. The complaint alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as receiving compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys' fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. The Company believes the suit is without merit and plans to vigorously defend it.

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

NOTE 9 -- STORE CLOSING COSTS

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

                      CSK AUTO CORPORATION AND SUBSIDIARY

     Activity in the provision for store closings and the related store closing costs for the twenty-six weeks ended July 30, 2000, is as follows (in thousands):

Balance, at January 30, 2000 ..............................  $ 4,802
Store closings costs:
  Store closings costs, gross..............................    5,904
  Adjustments to prior year plans..........................      (41)
                                                             -------
     Store closings costs, net.............................    5,863
Purchase accounting adjustment:
  Al's and Grand Auto Supply...............................    2,744
Payments...................................................   (7,317)
                                                             -------
Balance, at July 30, 2000 .................................  $ 6,092
                                                             =======

     During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in the Company's normal operating expenses.

     Included in store closing costs is a charge of $3.7 million for store closing costs that were incurred due to overlap of certain CSK stores with more favorably sized or situated AGA stores. Adjustments to prior plans relate to costs for store closures that were accrued in prior periods but withdrawn from the Company's store closure plan in the period of adjustment. Such withdrawals are due to subsequent improvements in the underlying economics of the store's performance or (in the case of store relocation) because the Company was unable to secure a previously identified site upon acceptable lease terms. Further significant changes to the strategic plan are not considered likely. All relocations and store closings are anticipated to be completed within twelve months of accrual and only after costs can be estimated.

     Other cost revisions are comprised of changes in expected future rental costs for vacant or sub-leased store locations, which are due largely to early terminations of lease agreements.

     On a store count basis, closure activity and the remaining number of stores to be closed are summarized as follows:

                                           NUMBER OF STORES TO BE CLOSED
                                    -------------------------------------------
                                    BEGINNING    STORES       PLAN       STORES    BALANCE TO
PERIOD                               BALANCE     ADDED     AMENDMENTS    CLOSED    BE CLOSED
------                              ---------    ------    ----------    ------    ----------
Fiscal 1998.......................     48          24         (10)        (33)         29
Fiscal 1999.......................     29          87         (11)        (77)         28
Twenty-six weeks ended July 30,
  2000............................     28          12          (1)        (25)         14

     At July 30, 2000, there were 14 stores remaining to be closed under the Company's store closing plans, comprised of the following:

                                           STORES IN         PLAN       STORES    BALANCE TO
FISCAL YEAR                               CLOSING PLAN    AMENDMENTS    CLOSED    BE CLOSED
-----------                               ------------    ----------    ------    ----------
1996....................................       91            (17)        (73)          1
1997....................................       36            (13)        (21)          2
1998....................................       24             (5)        (19)         --
1999....................................       87             (2)        (80)          5
2000....................................       12             --          (6)          6
                                                                                      --
                                                                                      14

     The 3 stores that remain from the 1996 and 1997 fiscal year plans will be closed prior to the end of fiscal 2000.

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

RESULTS OF OPERATIONS

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

                                                   THIRTEEN WEEKS          TWENTY-SIX WEEKS
                                                        ENDED                    ENDED
                                                ---------------------    ---------------------
                                                JULY 30,    AUGUST 1,    JULY 30,    AUGUST 1,
                                                  2000        1999         2000        1999
                                                --------    ---------    --------    ---------
Net sales.....................................   100.0%       100.0%      100.0%       100.0%
Cost of sales.................................    53.7         52.8        52.5         52.3
                                                 -----        -----       -----        -----
Gross profit..................................    46.3         47.2        47.5         47.7
Operating and administrative..................    38.2         37.2        38.1         38.3
Store closing costs...........................     1.1          0.2         0.8          0.2
Transition and integration expenses...........     3.0          0.2         3.1          0.1
Equity in loss of joint venture...............     0.2           --         0.1           --
Goodwill amortization.........................     0.4          0.1         0.4           --
                                                 -----        -----       -----        -----
Operating profit..............................     3.4          9.5         5.0          9.1
Interest expense, net.........................     4.1          2.7         4.1          2.7
                                                 -----        -----       -----        -----
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle...................................    (0.7)         6.8         0.9          6.4
Income tax expense (benefit)..................    (0.3)         2.6         0.3          2.5
                                                 -----        -----       -----        -----
Income (loss) before cumulative effect of
  change in accounting principle..............    (0.4)         4.2         0.6          3.9
Cumulative effect of change in accounting
  principle, net of income taxes..............      --           --          --         (0.1)
                                                 -----        -----       -----        -----
Net income (loss).............................    (0.4)%        4.2%        0.6%         3.8%
                                                 =====        =====       =====        =====

  Thirteen Weeks Ended July 30, 2000 Compared to Thirteen Weeks Ended August 1, 1999

     Net sales for the thirteen weeks ended July 30, 2000 (the "second quarter of fiscal 2000") increased $72.5 million, or 24%, over net sales for the thirteen week period ended August 1, 1999 (the "second quarter of fiscal 1999"). This increase reflects an increase in the number of stores operated. During the second quarter of fiscal 2000, we opened 8 stores, relocated 5 stores, expanded 2 stores, acquired one store, and closed 4 stores in addition to stores closed due to relocation. The operating results of the Big Wheel/Rossi stores are reflected for only one month in the second quarter of fiscal 1999 and are reflected for the full second quarter of fiscal 2000. At July 30, 2000, we had 1,143 stores in operation compared to 926 stores at the end of the second quarter of fiscal 1999. Comparable store sales were flat during the second quarter of fiscal 2000.

     Gross profit for the second quarter of fiscal 2000 was $173.5 million, or 46.3% of net sales, compared to $142.7 million, or 47.2% of net sales, for the comparable 1999 period. The decrease in gross profit percentage primarily resulted from the loss of purchase allowances due to the assimilation of acquired inventories without customary purchase allowances.

     Operating and administrative expenses increased by $31.0 million to $143.4 million, or 38.2% of net sales, for the second quarter of fiscal 2000 from $112.4 million, or 37.2% of net sales, for the comparable 1999 period. The dollar increase is primarily the result of the operating costs of new stores. The increase as a percent of sales resulted from our inability to leverage the additional fixed costs of new and acquired stores over our sales base.

     Operating profit decreased to $12.8 million, or 3.4% of net sales, for the second quarter of fiscal 2000 compared to $28.8 million, or 9.5% of net sales, for the comparable 1999 period, partially due to the factors cited above. In addition, during the second quarter of fiscal 2000, we incurred the following costs and charges: (1) $11.1 million of non-recurring expenses associated with the transition and integration of the Big Wheel/ Rossi ("Big Wheel") and Al's Auto Supply and Grand Auto Supply ("AGA") stores that were acquired during fiscal 1999 (collectively the "1999 Acquisitions"), and the AllCar Distributors ("AllCar") stores that were acquired in the first quarter of fiscal 2000, compared to $0.6 million during the 1999 period; (2) goodwill amortization charges associated with our 1999 Acquisitions of $1.4 million; (3) net store closing costs of $4.0 million compared to $0.7 million during the 1999 period;
(4) pre-tax operating losses associated with our automobile service centers of $1.2 million (see Liquidity and Capital Resources); and (5) $0.7 million relating to our proportionate equity share of the loss of our joint venture (see
Note 5 to the Consolidated Financial Statements). Excluding non-recurring charges for acquisition-related transition expenses including associated store closing costs and the operating losses of automotive service centers that the Company is exiting, operating profit for the second quarter of fiscal 2000 totaled $28.8 million compared to $29.4 million for the second quarter of fiscal 1999.

     Net interest expense for the second quarter of fiscal 2000 totaled $15.3 million compared to $8.1 million for the second quarter of fiscal 1999. The expense increased primarily as a result of the additional indebtedness incurred to fund the 1999 Acquisitions and higher variable interest rates. Another component of the increase in expense is the amortization of debt issuance costs, of which $0.5 million was incurred during the second quarter of fiscal 2000, compared to $0.3 million during the comparable 1999 period.

     Income tax benefit for the second quarter of fiscal 2000 was $0.9 million, compared to income tax expense of $7.9 million for the comparable period of fiscal 1999. Our effective tax rate decreased slightly during the 2000 period to approximately 38.3% of pre-tax income from approximately 38.5% in the comparable 1999 period as a result of certain tax credits that were realized in the current period which were not available in the prior period.

     As a result of the above factors, we incurred a net loss of $1.5 million, or $0.05 per diluted common share, for the second quarter of fiscal 2000, compared to net income of $12.7 million, or $0.44 per diluted common share, for the second quarter of fiscal 1999. Excluding non-recurring charges and the PartsAmerica.com charge, net income for the second quarter of fiscal 2000 totaled approximately $8.8 million, or $0.32 per diluted common share.

  Twenty-six Weeks Ended July 30, 2000 Compared to Twenty-six Weeks Ended August 1, 1999

     Net sales for the twenty-six weeks ended July 30, 2000 (the "first half of fiscal 2000"), increased $159.4 million, or 28%, over net sales for the twenty-six week period ended August 1, 1999 (the "first half of fiscal 1999"). This increase reflects both a comparable store sales increase of 2% and an increase in the number of stores operated. During the first half of fiscal 2000, we opened 20 stores, relocated 5 stores, expanded 3 stores, acquired 23 stores, and closed 20 stores in addition to stores closed due to relocation. The operating results of the Big Wheel stores are reflected for only one month in the first half of fiscal 1999 and are reflected for the full first half of fiscal 2000.

     Gross profit for the twenty-six weeks ended July 30, 2000 was $347.0 million, or 47.5% of net sales, compared to $272.9 million, or 47.7% of net sales, for the comparable 1999 period.

     Operating and administrative expenses increased by $60.0 million to $278.8 million, or 38.1% of net sales, for the twenty-six week period of fiscal 2000 from $218.8 million, or 38.3% of net sales, for the comparable 1999 period. The dollar increase is primarily the result of the operating costs of new stores.

     Operating profit decreased to $36.6 million, or 5.0% of net sales, for the first half of fiscal 2000 from $52.0 million, or 9.1% of net sales, for the comparable 1999 period, partially due to the factors cited above. In addition, during the first half of fiscal 2000, we incurred the following costs and charges: (1) $22.5 million of non-recurring expenses associated with the transition and integration of the 1999 Acquisitions and the AllCar acquisition compared to $0.6 million during the 1999 period; (2) goodwill amortization charges associated with our 1999 Acquisitions of $2.5 million; (3) net store closing costs of $5.9 million compared to $1.2 million during the 1999 period;
(4) pre-tax operating losses associated with our automobile service centers of $1.9 million (see Liquidity and Capital Resources); and (5) $0.7 million relating to our proportionate equity share of the loss of our joint venture (see
Note 5 to the Consolidated Financial Statements). Excluding non-recurring charges for acquisition-related transition expenses including associated store closing costs and the operating losses of automotive service centers that the Company is exiting, operating profit for the first half of fiscal 2000 increased to $64.8 million from $52.6 million for the comparable period of fiscal 1999.

     Net interest expense for the first half of fiscal 2000 totaled $29.8 million compared to $15.5 million for the comparable period of fiscal 1999. The expense increased primarily as a result of the additional indebtedness incurred to fund the 1999 Acquisitions and higher variable interest rates. Another component of the increase in expense is the amortization of debt issuance costs, of which $1.1 million was incurred during the first half of fiscal 2000, compared to $0.5 million during the comparable 1999 period.

     Income tax expense for the first half of fiscal 2000 was $2.6 million compared to income tax expense of $14.0 million for the comparable 1999 period. Our effective tax rate increased during the 2000 period to approximately 38.6% of pre-tax income from approximately 38.2% in the comparable 1999 period.

     As a result of the above factors, net income decreased to $4.2 million, or $0.15 per diluted common share, for the twenty-six week period of fiscal 2000, compared to a net income of $21.8 million, or $0.76 per diluted common share, for the comparable 1999 period. Excluding non-recurring charges and the PartsAmerica.com charge, net income for the first half of fiscal 2000 totaled approximately $21.9 million, or $0.79 per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We finance our cash requirements with cash flow from operations, funds from our leasing facility and borrowings under our revolving credit facility. At July 30, 2000, we had net working capital of approximately $418.9 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $33.2 million. Under off-balance sheet operating lease facilities that are used to finance new store construction, we have $109.4 million of available funding for the acquisition and development of new stores through December 31, 2000. Of the available funding, $9.4 million has been committed to fund previously identified sites.

     We believe that cash flow from operations combined with the availability of funds under our leasing facility and the revolving credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future. However, if sales trends continue to be weaker than forecast, it could negatively impact our liquidity and capital resources in the foreseeable future.

     For the first half of fiscal 2000, net cash provided by operating activities was $19.8 million compared to $15.6 million of cash used in operating activities during the comparable 1999 period. The largest component of the change in cash flows from operating activities relates to our investment in inventories, where $1.4 million of cash was provided during fiscal 2000 compared to $48.1 million used for such purposes during the 1999 period. The reduced investment in inventories reflects the rationalization of inventories purchased in connection with our 1999 Acquisitions and a stabilization of inventory levels in support of our commercial sales efforts. Further significant investment in inventories to expand the depth and breadth of our replacement part offerings is not anticipated at this time.

     Net cash used in investing activities totaled $19.6 million for the first half of fiscal 2000, compared to $82.1 million during the comparable 1999 period. The decrease in cash used in investing activities was primarily the result of $1.0 million of cash used for business acquisitions during the fiscal 2000 period, compared to $62.1 million used to finance the Big Wheel acquisition during the comparable 1999 period.

     Net cash provided by financing activities totaled $1.0 million in the first half of fiscal 2000 compared to $96.8 million in the comparable period of fiscal 1999. In the first half of fiscal 2000, we used $9.3 million of net borrowings under the Senior Credit Facility to fund working capital requirements and transition and integration expenses, made payments of $7.9 million on capital lease obligations, and paid $0.4 million in connection with other financing activities. In the 1999 period, we used $102.6 million of net borrowings under the Senior Credit Facility primarily relating to the Big Wheel acquisition, made payments of $4.8 million on capital lease obligations, incurred $1.6 million of debt issuance costs, received $0.4 million of stockholder receivables, received $0.7 million in proceeds from stock option exercises, and paid $0.4 million in connection with other financing activities.

  Store Activity

     On April 27, 2000, we acquired substantially all of the assets of All-Car Distributors, Inc. ("AllCar"), an operator of 22 stores in Wisconsin and Michigan. Under the terms of the agreement, we paid approximately $711,000 in cash, which includes associated transaction costs, for the assets of AllCar and assumed vendor accounts payable and certain indebtedness and accrued expenses. In August 2000, we made a payment of approximately $206,000 pursuant to a purchase price adjustment formula contained in the original agreement. In addition, we are subject to an additional payment of approximately $215,000 upon the satisfaction of certain conditions. The AllCar acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in our consolidated operating results from April 28, 2000, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances, principally inventories.

     The AllCar stores are serviced out of our Minneapolis Distribution Center and have been converted to the Checker name and store format and integrated into our operations. In connection with the integration of the AllCar stores, we incurred one-time transition and integration expenses of approximately $2.9 million, consisting primarily of grand opening advertising, training and re-merchandising costs. Approximately $0.1 million of such expenses were incurred during the first quarter of fiscal 2000 with the balance incurred during the second quarter of fiscal 2000. In addition, we expect to incur capital expenditures estimated to be $2.0 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in the AllCar stores. Approximately $1.2 million of these expenditures were incurred during the second quarter of fiscal 2000 with the balance expected to be incurred during the third and fourth quarters of fiscal 2000.

     In connection with our 1999 Acquisitions, we incurred one-time transition and integration expenses of approximately $19.6 million during the first half of fiscal 2000, consisting primarily of grand opening advertising, training and re-merchandising costs. In addition, during the first half of fiscal 2000, we incurred $6.5 million of capital expenditures, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in these stores.

     During the first half of fiscal 2000, we acquired 23 stores, opened 20 stores, relocated 5 stores, expanded 3 stores, and closed 20 stores in addition to stores closed due to relocation. We anticipate that the majority of new, relocated or expanded stores will be financed under arrangements structured as operating leases that require limited capital expenditures by us except for fixtures and store equipment.

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

     Activity in the provision for store closings and the related store closing costs for the twenty-six weeks ended July 30, 2000, is as follows (in thousands):

Balance, at January 30, 2000...............................  $ 4,802
Store closings costs:
  Store closings costs, gross..............................    5,904
  Adjustments to prior year plans..........................      (41)
                                                             -------
     Store closings costs, net.............................    5,863
Purchase accounting adjustment:
  Al's and Grand Auto Supply...............................    2,744
Payments...................................................   (7,317)
                                                             -------
Balance, at July 30, 2000..................................  $ 6,092
                                                             =======

     During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in our normal operating expenses.

     Included in store closing costs is a charge of $3.7 million for store closing costs that were incurred due to overlap of certain CSK stores with more favorably sized or situated AGA stores. Adjustments to prior plans relate to costs for store closures that were accrued in prior periods but withdrawn from our store closure plan in the period of adjustment. Such withdrawals are due to subsequent improvements in the underlying economics of the store's performance or (in the case of store relocation) because we were unable to secure a previously identified site upon acceptable lease terms. Further significant changes to the strategic plan are not considered likely. All relocations and store closings are anticipated to be completed within twelve months of accrual and only after costs can be estimated.

     Other cost revisions are comprised of changes in expected future rental costs for vacant or sub-leased store locations, which are due largely to early terminations of lease agreements.

     On a store count basis, closure activity and the remaining number of stores to be closed are summarized as follows:

                                             NUMBER OF STORES TO BE CLOSED
                                        ----------------------------------------
                                        BEGINNING   STORES      PLAN      STORES   BALANCE TO
PERIOD                                   BALANCE    ADDED    AMENDMENTS   CLOSED   BE CLOSED
------                                  ---------   ------   ----------   ------   ----------
Fiscal 1998...........................     48         24        (10)       (33)        29
Fiscal 1999...........................     29         87        (11)       (77)        28
Twenty-six weeks ended July 30,
  2000................................     28         12         (1)       (25)        14

     At July 30, 2000, there were 14 stores remaining to be closed under our store closing plans, comprised of the following:

                                              STORES IN        PLAN      STORES   BALANCE TO
FISCAL YEAR                                  CLOSING PLAN   AMENDMENTS   CLOSED   BE CLOSED
-----------                                  ------------   ----------   ------   ----------
1996.......................................       91           (17)       (73)         1
1997.......................................       36           (13)       (21)         2
1998.......................................       24            (5)       (19)        --
1999.......................................       87            (2)       (80)         5
2000.......................................       12            --         (6)         6
                                                                                      --
                                                                                      14

     The 3 stores that remain from the 1996 and 1997 fiscal year plans will be closed prior to the end of fiscal 2000.

  Service Centers

     As a result of our 1999 Acquisitions and the AllCar acquisition in the first quarter of fiscal 2000, we acquired 84 automobile service centers (of which 12 were closed during fiscal 1999). These centers are attached to existing retail stores and perform automotive maintenance as well as tire sales and service. We are in the process of exiting the service center business as it: (1) requires management experience that is not consistent with our core business operations; (2) requires human and financial resources better utilized in our retail operations; and (3) does not allow us sufficient economies of scale to achieve required profitability.

     In conjunction with our plan, during the first half of fiscal 2000, we sublet 33 centers, closed 14 centers and have tentative agreements for the sub-lease of 24 additional centers. The remaining centers are expected to be subleased or closed during the second half of fiscal 2000.

     As of July 30, 2000, we had 25 service centers in operation, compared to 65 centers as of April 30, 2000 and 72 centers as of January 30, 2000. During the second quarter of fiscal 2000, these centers generated net revenues of approximately $2.5 million and pre-tax operating losses of approximately $1.2 million. During the first half of fiscal 2000, these centers generated net revenues of approximately $6.4 million and pre-tax operating losses of approximately $1.9 million. We anticipate continued operating losses on the remaining service centers until all facilities are sub-leased or otherwise disposed.

YEAR 2000 CONVERSION

     Historically, certain computerized systems have used two digits rather than four to define the applicable year. Computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, the possibility existed on January 1, 2000 that these computer programs would fail from an inability to interpret date codes properly. This problem is generally referred to as "the Year 2000 issue."

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

     During the fourth quarter of fiscal 1999, we completed our Year 2000 identification, assessment, remediation and testing efforts, although we will continue to monitor systems through the remainder of fiscal 2000. We also finalized contingency plans, which include: switching vendors, back-up systems and manual processes, and the potential stockpiling of certain products. During the first half of fiscal 2000, we did not incur any costs associated with the Year 2000 issue and we do not anticipate incurring any substantial costs during the remaining half of fiscal 2000 in connection with the Year 2000 issue.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously disclosed, on May 4, 1998, a lawsuit was filed against us in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. We have also been served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. We have entered into an agreement in principle to settle these class action lawsuits. The maximum settlement amount is $11 million (which includes plaintiffs' attorneys' fees and costs), but may be lower depending upon the number of potential class members that submit claims. The settlement will not be final until the parties execute a definitive settlement agreement, which must be approved by the court in which the lawsuits are pending. We will record a charge to earnings when the final settlement amount can be reasonably estimated.

     We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 179 individual auto parts dealers alleging that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys -- Manny, Moe and Jack, Inc., O'Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against us, and three of those have voluntarily dismissed their claims without prejudice. The complaint alleges that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as receiving compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys' fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. We believe the suit is without merit and plan to vigorously defend it.

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

     NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of stockholders on June 20, 2000. The following are the results of certain matters voted upon at the meeting:

       I. Stockholders elected thirteen directors to serve until the 2001 Annual Meeting of the Stockholders. The stockholders voted as follows:

DIRECTORS                                               VOTE FOR     WITHHELD
---------                                              ----------    ---------
Maynard Jenkins......................................  26,516,646      168,395
James Bazlen.........................................  26,516,696      168,345
John F. Antioco......................................  24,245,609    2,439,432
James O. Egan........................................  26,516,496      168,545
Morton Godlas........................................  26,515,796      169,245
Charles K. Marquis...................................  26,516,646      168,395
Christopher J. O'Brien...............................  24,110,471    2,574,570
Mamoun Askari........................................  26,516,521      168,520
Robert Smith.........................................  26,516,796      168,245
Christopher J. Stadler...............................  26,516,796      168,245
Jules Trump..........................................  26,516,521      168,520
Eddie Trump..........................................  26,516,321      168,720
Savio W. Tung........................................  26,516,621      168,420

      II. Stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending February 1, 2001. The stockholders voted as follows:

For: 26,673,796    Against: 4,650    Abstain: 6,595

     III. Stockholders approved the adoption of the 2000 Executive Incentive Program covering a senior executive. The stockholders voted as follows:

For: 26,501,524    Against: 104,930    Abstain: 78,587

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

 3.01 Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company's annual report on Form 10-K, filed on May 4, 1998
       (File No. 001-13927).
 3.02 Certificate of Correction of the Company, incorporated herein by reference to Exhibit 3.02 of the Company's annual report on Form 10-K, filed on May 4, 1998 (File No.
       001-13927).
 3.03 Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company's annual report on Form 10-K, filed on April 28, 1999 (File No.
       001-13927).
 4.01  Third Amended and Restated Credit Agreement, dated as of
       September 30, 1999, among CSK Auto, Inc., The Chase
       Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial
       Paper Inc. and the lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.01 of the Company's current report on Form 8-K, filed on October
       15, 1999 (File No. 001-13927).
10.01  Supplemental Executive Retirement Plan Agreement, dated
       August 28, 2000, between Auto and Maynard Jenkins.
27.01  Financial Data Schedule

     (b) Reports on Form 8-K:

     On June 23, 2000, the Company filed a current report on Form 8-K to report, under Item 5 thereof, the issuance of a press release that addressed the Company's future earnings expectations.

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

                                          CSK Auto Corporation

                                          By: /s/     DON W. WATSON
                                            ------------------------------------
                                                       Don W. Watson
                                                  Chief Financial Officer

DATED: September 13, 2000

                                 EXHIBIT INDEX

EXHIBITS
--------
  3.01     Restated Certificate of Incorporation of the Company,
           incorporated herein by reference to Exhibit 3.01 of the
           Company's annual report on Form 10-K, filed on May 4, 1998
           (File No. 001-13927).
  3.02     Certificate of Correction of the Company, incorporated
           herein by reference to Exhibit 3.02 of the Company's annual report on Form 10-K, filed on May 4, 1998 (File No.
           001-13927).
  3.03     Amended and Restated By-Laws of the Company, incorporated
           herein by reference to Exhibit 3.03 of the Company's annual report on Form 10-K, filed on April 28, 1999 (File No.
           001-13927).
  4.01     Third Amended and Restated Credit Agreement, dated as of
           September 30, 1999, among CSK Auto, Inc., The Chase
           Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial
           Paper Inc. and the lenders from time to time parties
           thereto, incorporated herein by reference to Exhibit 4.01 of the Company's current report on Form 8-K, filed on October
           15, 1999 (File No. 001-13927).
 10.01     Supplemental Executive Retirement Plan Agreement, dated
           August 28, 2000, between Auto and Maynard Jenkins.
 27.01     Financial Data Schedule