Form 10-Q
period 2000-10-29
CSK AUTO CORP
filed 2000-12-13
CIK 1051848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2000

or

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

N/ A

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

Yes     No  .

      As of December 13, 2000, CSK Auto Corporation had 27,839,484 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 29,	January 30,
	2000	2000

	(Unaudited)

ASSETS

Cash and cash equivalents	$12,858	$11,762

Receivables, net of allowances of $4,091 and $3,294, respectively	85,234	69,129

Inventories	620,414	625,480

Assets held for sale	3,257	4,745

Prepaid expenses and other current assets	17,903	18,471

Total current assets	739,666	729,587

Property and equipment, net	172,133	160,561

Leasehold interests, net	20,933	8,341

Investment in and advances to joint venture	1,306	—

Goodwill, net	131,738	124,750

Other assets, net	11,479	12,413

Total assets	$1,077,255	$1,035,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$205,994	$168,770

Accrued payroll and related expenses	27,847	38,910

Accrued expenses and other current liabilities	48,063	50,663

Current maturities of amounts due under Senior Credit Facility	28,990	3,340

Current maturities of capital lease obligations	11,726	9,893

Deferred income taxes	2,261	1,417

Total current liabilities	324,881	272,993

Amounts due under Senior Credit Facility	478,160	505,480

Obligations under 11% Senior Subordinated Notes	81,250	81,250

Obligations under capital leases	26,819	27,170

Deferred income taxes	10,600	5,801

Other	10,894	8,411

Total non-current liabilities	607,723	628,112

Commitments and contingencies Stockholders’ equity:

Common stock, $0.01 par value, 50,000,000 shares authorized; 27,839,484 and 27,834,574 shares issued and outstanding at October 29, 2000 and January 30, 2000, respectively	278	278

Additional paid-in capital	291,063	291,004

Stockholder receivable	(737)	(584)

Deferred compensation	(198)	(324)

Accumulated deficit	(145,755)	(155,827)

Total stockholders’ equity	144,651	134,547

Total liabilities and stockholders’ equity	$1,077,255	$1,035,652

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 29,	October 31,	October 29,	October 31,
	2000	1999	2000	1999

Net sales	$368,898	$331,320	$1,100,054	$903,044

Cost of sales	196,200	170,946	580,359	469,790

Gross profit	172,698	160,374	519,695	433,254

Other costs and expenses:

Operating and administrative	144,440	125,661	423,193	344,420

Store closing costs	149	234	6,012	1,445

Transition and integration expenses	1,308	3,551	23,818	4,170

Equity in loss of joint venture	1,188	—	1,904	—

Goodwill amortization	1,092	432	3,620	719

Operating profit	24,521	30,496	61,148	82,500

Interest expense, net	15,457	11,524	45,278	27,016

Income before income taxes and cumulative effect of change in accounting principle	9,064	18,972	15,870	55,484

Income tax expense	3,172	7,304	5,798	21,261

Income before cumulative effect of change in accounting principle	5,892	11,668	10,072	34,223

Cumulative effect of change in accounting principle, net of $468 of income taxes	—	—	—	(741)

Net income	$5,892	$11,668	$10,072	$33,482

Basic earnings per share:

Income before cumulative effect of change in accounting principle	0.21	0.42	0.36	1.23

Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.03)

Net income	$0.21	$0.42	$0.36	$1.20

Shares used in computing per share amounts	27,839,484	27,826,096	27,839,084	27,808,757

Diluted earnings per share:

Income before cumulative effect of change in accounting principle	0.21	0.41	0.36	1.19

Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.02)

Net income	$0.21	$0.41	$0.36	$1.17

Shares used in computing per share amounts	27,839,484	28,502,784	27,839,084	28,708,125

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional
			Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

Balances at January 30, 2000	27,834,574	$278	$291,004	$(584)	$(324)	$(155,827)	$134,547

Amortization of deferred compensation (unaudited)	—	—	—	—	126	—	126

Advances to stockholders (unaudited)	—	—	—	(181)	—	—	(181)

Recovery of stockholder receivable (unaudited)	—	—	—	28	—	—	28

Exercise of options (unaudited)	4,910	—	59	—	—	—	59

Net income (unaudited)	—	—	—	—	—	10,072	10,072

Balances at October 29, 2000 (unaudited)	27,839,484	$278	$291,063	$(737)	$(198)	$(145,755)	$144,651

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Thirty-nine Weeks Ended

	October 29,	October 31,
	2000	1999

Cash flows provided by (used in) operating activities:

Net income	$10,072	$33,482

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	24,235	18,271

Amortization of goodwill	3,620	719

Amortization of leasehold interests	1,384	588

Amortization of deferred financing costs	1,585	892

Amortization of other deferred charges	674	321

Tax benefit relating to stock option exercises	—	393

Equity in loss of joint venture	1,904	—

Cumulative effect of change in accounting principle, net of income taxes	—	741

Deferred income taxes	5,643	4,784

Change in operating assets and liabilities, net of effects of acquisitions:

Receivables	(19,427)	(7,387)

Inventories	(7,057)	(79,300)

Prepaid expenses and other current assets	1,083	2,643

Accounts payable	31,683	(3,514)

Accrued payroll, accrued expenses and other current liabilities	(17,818)	17,353

Other operating activities	5,210	(4,429)

Net cash provided by (used in) operating activities	42,791	(14,443)

Cash flows provided by (used in) investing activities:

Business acquisitions, net of cash acquired	(1,185)	(215,784)

Capital expenditures	(24,477)	(31,729)

Expenditures for assets held for sale	(103)	(4,618)

Proceeds from sale of property and equipment and assets held for sale	3,814	6,139

Investment in joint venture	(3,103)	—

Other investing activities	(1,363)	(79)

Net cash used in investing activities	(26,417)	(246,071)

Cash flows provided by (used in) financing activities:

Borrowings under Senior Credit Facility	199,000	451,000

Payments under Senior Credit Facility	(200,670)	(172,420)

Payment of debt issuance costs	—	(4,533)

Payments on capital lease obligations	(10,608)	(8,047)

Advances to stockholders	(181)	—

Recovery of stockholder receivable	28	403

Exercise of options	59	700

Other financing activities	(2,906)	(503)

Net cash provided by (used in) financing activities	(15,278)	266,600

Net increase in cash and cash equivalents	1,096	6,086

Cash and cash equivalents, beginning of period	11,762	7,490

Cash and cash equivalents, end of period	$12,858	$13,576

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine Weeks Ended October 29, 2000

      CSK Auto Corporation is a holding company. At October 29, 2000, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary (“Auto”). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the “Company.”

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At October 29, 2000, the Company operated 1,147 stores in 19 Western and Northern Plains states as a fully integrated company under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Basis of Presentation

      The unaudited consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial position and the results of its operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended January 30, 2000, as included in the Company’s Annual Report on Form 10-K filed on April 28, 2000.

Note 2 — Inventories

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management’s estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $539 million and $548 million at October 29, 2000 and January 30, 2000, respectively.

Note 3 — Earnings Per Share

      Calculation of shares used in computing per share amounts is summarized as follows (unaudited):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 29,	October 31,	October 29,	October 31,
	2000	1999	2000	1999

Common stock outstanding:

Beginning of period	27,839,484	27,824,619	27,834,574	27,768,832

End of period	27,839,484	27,827,057	27,839,484	27,827,057

Issued during the period	—	2,438	4,910	58,225

Weighted average number of shares (Basic)	27,839,484	27,826,096	27,839,084	27,808,757

Effects of dilutive securities	—	676,688	—	899,368

Weighted average number of shares (Dilutive)	27,839,484	28,502,784	27,839,084	28,708,125

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Recent Accounting Pronouncements

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. SAB 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition. In June 2000, the SEC staff issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not anticipate that the pronouncement will have a material impact on its financial position or the results of operations.

      In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25.” The interpretation became effective July 1, 2000. The adoption of the pronouncement did not have a material impact on the Company’s financial position or the results of operations.

Note 5 — Investment in Joint Venture

      On March 1, 2000, the Company participated in the formation of a new joint venture, PartsAmerica.com (“PA”), with Advance Auto Parts (“Advance”) and Sequoia Capital. PA engages in the sale of automotive parts and accessories via e-commerce. PA operates independently from its partners and utilizes both Auto’s and Advance’s existing logistic systems to support its web-based operations.

      In exchange for approximately 37% of the outstanding equity of PA, the Company has contributed assets and incurred costs of approximately $3.1 million, which include associated transaction costs. The Company is accounting for its investment in PA under the equity method and, accordingly, recognizes its proportionate share of PA’s net income or loss. Through the thirty-nine weeks of fiscal 2000, the Company has recognized approximately $1.9 million of PA’s development stage and operating losses and included such amount as equity in loss of joint venture in the accompanying consolidated statement of operations. As of October 29, 2000, the investment in and advances to joint venture in the accompanying consolidated balance sheets includes the remaining investment in PA of $1.2 million and $0.1 million of advances. Auto is not obligated to support PA financially beyond the extent of its original investment.

Note 6 — Store Acquisition

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

      The AllCar stores are serviced out of the Company’s Minneapolis Distribution Center and have been converted to the Checker name and store format and integrated into the Company’s operations. In connection with the integration of the AllCar stores, the Company incurred one-time transition and integration expenses of approximately $3.6 million, consisting primarily of grand opening advertising, training and re-merchandising costs. In addition, the Company expects to incur capital expenditures estimated to be $2.0 million,

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company’s store-level information systems in the AllCar stores. Approximately $1.5 million of these expenditures were incurred through the third quarter of fiscal 2000 with the balance expected to be incurred during the fourth quarter of fiscal 2000.

Note 7 — Purchase Accounting Adjustments

      On October 1, 1999, the Company acquired the common stock of Al’s and Grand Auto Supply, Inc. (“AGA”), formerly known as PACCAR Automotive, Inc., which operated 194 stores under the trade names of Al’s Auto Supply and Grand Auto Supply (collectively, the “AGA stores”) in Washington, California, Idaho, Oregon, Nevada, and Alaska. On June 30, 1999, the Company acquired substantially all of the assets of Apsco Products Company dba Big Wheel/ Rossi (“Big Wheel”), a leading retailer of auto parts in the Northern Plains states. Big Wheel operated 86 stores in Minnesota, North Dakota and Wisconsin along with a distribution center in Minnesota. These acquisitions were accounted for under the purchase method of accounting. Prior financial statements reflected the preliminary allocation of the purchase prices, based on estimated fair values at the date of the respective acquisition. During the first half of fiscal 2000, the Company made adjustments to reflect the final determination of certain acquired balances. The preliminary and final allocations of the fair value of the assets and liabilities recorded as a result of the above described acquisitions are as follows (in thousands):

	Preliminary	Final
	Allocation	Allocation	Change

Cash and cash equivalents	$319	$68	$(251)

Receivables	3,863	2,574	(1,289)

Inventories	117,433	102,965	(14,468)

Assets held for sale	3,238	3,238	—

Property and equipment	29,651	29,651	—

Goodwill	117,287	123,288	6,001

Leasehold interests	—	14,655	14,655

Prepaids and other assets	2,079	2,079	—

Deferred income taxes	2,493	2,493	—

Accounts payable	(35,056)	(36,644)	(1,588)

Accrued liabilities and other	(28,848)	(29,164)	(316)

Closed store reserves	(4,178)	(6,922)	(2,744)

Total cash purchase price	$208,281	$208,281	$—

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

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Legal Matters

      As previously disclosed, on May 4, 1998, a lawsuit was filed against the Company in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. The Company has also been served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. The Company has entered into an agreement to settle these class action lawsuits. The maximum settlement amount is $11 million (which includes plaintiffs’ attorneys’ fees and costs), but may be lower depending upon the number of potential class members that submit claims. The settlement agreement has been tentatively approved by the court in which the lawsuits are pending. The settlement will not be final until the claims process is completed and the court grants final approval of the settlement, which is anticipated in January 2001. The Company will record a charge to earnings when the final settlement amount can be reasonably estimated.

      The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 179 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against the Company, and three of those have voluntarily dismissed their claims without prejudice. The complaint alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as receiving compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. The Company believes the suit is without merit and plans to vigorously defend it. The Company, with other defendants, has filed a motion to dismiss and certain other procedural motions. A decision on these motions is not anticipated until the second quarter of fiscal 2001.

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

Note 9 — Store Closing Costs

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

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity in the provision for store closings and the related store closing costs for the thirty-nine weeks ended October 29, 2000, is as follows (in thousands):

Balance, at January 30, 2000	$4,802

Store closings costs:

Store closings costs, gross	6,053

Adjustments to prior year plans	(41)

Store closings costs, net	6,012

Purchase accounting adjustment:

Al’s and Grand Auto Supply	2,744

Payments	(9,581)

Balance, at October 29, 2000	$3,977

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

      On a store count basis, closure activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Period	Balance	Added	Amendments	Closed	be Closed

Fiscal 1998	48	24	(10)	(33)	29

Fiscal 1999	29	87	(11)	(77)	28

Thirty-nine weeks ended October 29, 2000	28	17	(1)	(36)	8

      At October 29, 2000, there were 8 stores remaining to be closed under the Company’s store closing plans, comprised of the following:

	Stores in	Plan	Stores	Balance to
Fiscal Year	Closing Plan	Amendments	Closed	be Closed

1996	91	(17)	(74)	—

1997	36	(13)	(22)	1

1998	24	(5)	(19)	—

1999	87	(2)	(82)	3

2000	17	—	(13)	4
				8

      The store that remains from the 1997 fiscal year plan will be closed prior to the end of fiscal 2000.

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

Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks		Thirty-nine Weeks
	Ended		Ended

	October 29,	October 31,	October 29,	October 31,
	2000	1999	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	53.2	51.6	52.8	52.0

Gross profit	46.8	48.4	47.2	48.0

Operating and administrative	39.2	37.9	38.5	38.1

Store closing costs	—	0.1	0.5	0.2

Transition and integration expenses	0.4	1.1	2.1	0.5

Equity in loss on joint venture	0.3	—	0.2	—

Goodwill amortization	0.3	0.1	0.3	0.1

Operating profit	6.6	9.2	5.6	9.1

Interest expense, net	4.2	3.5	4.1	3.0

Income before income taxes and cumulative effect of change in accounting principle	2.4	5.7	1.5	6.1

Income tax expense	0.9	2.2	0.5	2.3

Income before cumulative effect of change in accounting principle	1.5	3.5	1.0	3.8

Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.1)

Net income	1.5%	3.5%	1.0%	3.7%

  Thirteen Weeks Ended October 29, 2000 Compared to Thirteen Weeks Ended October 31, 1999

      Net sales for the thirteen weeks ended October 29, 2000 (the “third quarter of fiscal 2000”) increased $37.6 million, or 11.3%, over net sales for the thirteen week period ended October 31, 1999 (the “third quarter of fiscal 1999”). This increase reflects both a comparable store sales increase of 2% and an increase in the number of stores operated. During the third quarter of fiscal 2000, we opened 8 stores, relocated 7 stores, expanded 3 stores, and closed 4 stores in addition to stores closed due to relocation. At October 29, 2000, we had 1,147 stores in operation compared to 1,120 stores at the end of the third quarter of fiscal 1999.

      Gross profit for the third quarter of fiscal 2000 was $172.7 million, or 46.8% of net sales, compared to $160.4 million, or 48.4% of net sales, for the third quarter of fiscal 1999. The decrease in gross profit percentage primarily resulted from the loss of purchase allowances due to the assimilation of acquired inventories without customary purchase allowances.

      Operating and administrative expenses increased by $18.8 million to $144.4 million, or 39.2% of net sales, for the third quarter of fiscal 2000 from $125.7 million, or 37.9% of net sales, for the comparable 1999 period. The dollar increase is primarily the result of the operating costs of new stores. The increase as a percent of sales resulted from our inability to leverage the additional fixed costs of new and acquired stores over a larger sales base.

      Operating profit decreased to $24.5 million, or 6.6% of net sales, for the third quarter of fiscal 2000 from $30.5 million, or 9.2% of net sales, for the comparable 1999 period, due to the factors cited above. In addition, during the third quarter of fiscal 2000, we incurred the following costs and charges: (1) $1.3 million of non-recurring expenses primarily associated with the transition and integration of the AllCar Distributors (“AllCar”) stores that were acquired in the first quarter of fiscal 2000, compared to $3.6 million during the 1999 period relating to the transition and integration of the Big Wheel/ Rossi (“BWR”) and Al’s Auto Supply and Grand Auto Supply (“AGA”) stores (collectively the “1999 Acquisitions”); (2) goodwill amortization charges associated with our acquisitions of $1.1 million compared to $0.4 million during the 1999 period; (3) net store closing costs of $0.1 million compared to $0.2 million during the 1999 period; (4) pre-tax operating losses associated with the winding down of acquired automobile service centers of $0.6 million (see Liquidity and Capital Resources) compared to $0.2 million during the 1999 period; and (5) $1.2 million relating to our proportionate equity share of the loss of our joint venture (see Note 5 to the Consolidated Financial Statements).

      Net interest expense for the third quarter of fiscal 2000 totaled $15.5 million compared to $11.5 million for the third quarter of fiscal 1999. The net expense increased primarily as a result of the additional indebtedness incurred to fund the 1999 Acquisitions and higher variable interest rates. An additional component of the increase in interest expense is the amortization of debt issuance costs, of which $0.5 million was incurred during the third quarter of fiscal 2000, compared to $0.4 million during the comparable 1999 period.

      Income tax expense for the third quarter of fiscal 2000 was $3.2 million, compared to $7.3 million for the comparable period of fiscal 1999. Our effective tax rate decreased during the 2000 period to approximately 35.0% of pre-tax income from approximately 38.5% in the comparable 1999 period as a result of certain tax credits that were realized in the current period which were not available in the prior period.

      As a result of the above factors, we produced net income of $5.9 million, or $0.21 per diluted common share, for the third quarter of fiscal 2000, compared to net income of $11.7 million, or $0.41 per diluted common share, for the third quarter of fiscal 1999. Excluding non-recurring charges and the PartsAmerica.com charge, net income for the third quarter of fiscal 2000 totaled approximately $7.9 million, or $0.29 per diluted common share.

  Thirty-nine Weeks Ended October 29, 2000 Compared to Thirty-nine Weeks Ended October 31, 1999

      Net sales for the thirty-nine weeks ended October 29, 2000 increased $197.0 million, or 21.8%, over net sales for the thirty-nine week period ended October 31, 1999. This increase reflects both a comparable store sales increase of 2% and an increase in the number of stores operated. During the thirty-nine weeks of fiscal 2000, we opened 28 stores, relocated 12 stores, expanded 6 stores, acquired 23 stores, and closed 24 stores in addition to stores closed due to relocation. The operating results of the Big Wheel stores are reflected for only seventeen weeks in the thirty-nine weeks of fiscal 1999 and the operating results of the AGA stores are reflected for only four weeks in the same period. Both acquisitions are reflected for the full thirty-nine weeks of fiscal 2000.

      Gross profit for the thirty-nine weeks ended October 29, 2000 was $519.7 million, or 47.2% of net sales, compared to $433.3 million, or 48.0% of net sales, for the comparable 1999 period.

      Operating and administrative expenses increased by $78.8 million to $423.2 million, or 38.5% of net sales, for the thirty-nine week period of fiscal 2000 from $344.4 million, or 38.1% of net sales, for the comparable 1999 period. The dollar increase is primarily the result of the operating costs of new stores.

      Operating profit decreased to $61.1 million, or 5.6% of net sales, for the thirty-nine week period of fiscal 2000 from $82.5 million, or 9.1% of net sales, for the comparable 1999 period, due to the factors cited above. In addition, during the thirty-nine weeks of fiscal 2000, we incurred the following costs and charges: (1) $23.8 million of non-recurring expenses associated with the transition and integration of the 1999 acquisitions and the AllCar acquisition compared to $4.2 million during the 1999 period; (2) goodwill amortization charges associated with our acquisitions of $3.6 million compared to $0.7 million during the 1999 period; (3) net store closing costs of $6.0 million compared to $1.4 million during the 1999 period; (4) pre-tax operating losses associated with the winding down of acquired automobile service centers of $2.6 million (see Liquidity and Capital Resources) compared to $0.2 million during the 1999 period; and (5) $1.9 million relating to our proportionate equity share of the loss of our joint venture (see Note 5 to the Consolidated Financial Statements).

      Net interest expense for the thirty-nine weeks of fiscal 2000 totaled $45.3 million compared to $27.0 million for the comparable period of fiscal 1999. The net expense increased primarily as a result of the additional indebtedness incurred to fund the 1999 Acquisitions and higher variable interest rates. An additional component of the increase in interest expense is the amortization of debt issuance costs, of which $1.6 million was incurred during the thirty-nine weeks of fiscal 2000, compared to $0.9 million during the comparable 1999 period.

      Income tax expense for the thirty-nine weeks of fiscal 2000 was $5.8 million compared to income tax expense of $21.3 million for the comparable 1999 period. Our effective tax rate decreased during the 2000 period to approximately 36.5% of pre-tax income from approximately 38.3% in the comparable 1999 period as a result of certain tax credits that were realized in the current period which were not available in the prior period.

      As a result of the above factors, net income decreased to $10.1 million, or $0.36 per diluted common share, for the thirty-nine week period of fiscal 2000, compared to net income of $33.5 million, or $1.17 per diluted common share, for the comparable 1999 period. Excluding non-recurring charges and the PartsAmerica.com charge, net income for the thirty-nine weeks of fiscal 2000 totaled approximately $30.4 million, or $1.09 per diluted common share.

Liquidity and Capital Resources

  Overview

      Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We finance our cash requirements with cash flow from operations, funds from our leasing facility and borrowings under our revolving credit facility. At October 29, 2000, we had net working capital of approximately $414.8 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $44.5 million. Under off-balance sheet operating lease facilities that are used to finance new store construction, we have $109.4 million of available funding for the acquisition and development of new stores through December 31, 2000. Of the available funding, $10.4 million has been committed to fund previously identified sites.

      We believe that cash flow from operations combined with the availability of funds under our leasing facility and the revolving credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future. However, if sales trends were weaker than forecast, it could negatively impact our liquidity and capital resources in the foreseeable future.

      For the thirty-nine weeks of fiscal 2000, net cash provided by operating activities was $42.8 million compared to $14.4 million of cash used in operating activities during the comparable 1999 period. The largest component of the change in cash flows from operating activities relates to our investment in inventories, where $7.1 million of cash was used during fiscal 2000 compared to $79.3 million used for such purposes during the 1999 period. The reduced investment in inventories reflects the rationalization of inventories purchased in connection with our 1999 Acquisitions and a stabilization of inventory levels in support of our commercial sales efforts. Further significant investment in inventories to expand the depth and breadth of our replacement part offerings is not anticipated at this time.

      Net cash used in investing activities totaled $26.4 million for the thirty-nine weeks of fiscal 2000, compared to $246.1 million during the comparable 1999 period. The decrease in cash used in investing activities was primarily the result of $1.2 million of cash used for business acquisitions during the fiscal 2000 period, compared to $215.8 million used to finance the Big Wheel and AGA acquisitions during the comparable 1999 period.

      Net cash used in financing activities totaled $15.3 million in the thirty-nine weeks of fiscal 2000 compared to $266.6 million of net cash provided by financing activities in the comparable period of fiscal 1999. In the thirty-nine weeks of fiscal 2000, we used $1.7 million to repay loans under the Senior Credit Facility, used $0.2 million to finance loans to CSK executives to purchase CSK common stock, made payments of $10.6 million on capital lease obligations, and paid $2.9 million in connection with other financing activities. In the comparable 1999 period, we used $278.6 million of net borrowings under the Senior Credit Facility primarily relating to the Big Wheel, AGA and AIS acquisitions, made payments of $8.0 million on capital lease obligations, incurred $4.5 million of debt issuance costs, received $0.4 million of stockholder receivables, received $0.7 million in proceeds from stock option exercises, and paid $0.5 million in connection with other financing activities.

  Store Activity

      On April 27, 2000, we acquired substantially all of the assets of All-Car Distributors, Inc. (“AllCar”), an operator of 22 stores in Wisconsin and Michigan. Under the terms of the agreement, we paid approximately $711,000 in cash, which includes associated transaction costs, for the assets of AllCar and assumed vendor accounts payable and certain indebtedness and accrued expenses. In August 2000, we made a payment of approximately $206,000 pursuant to a purchase price adjustment formula contained in the original agreement. In addition, we may be required to make an additional payment of approximately $215,000 upon the satisfaction of certain conditions. The AllCar acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in our consolidated operating results from April 28, 2000, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances, principally inventories.

      The AllCar stores are serviced out of our Minneapolis Distribution Center and have been converted to the Checker name and store format and integrated into our operations. In connection with the integration of the AllCar stores, we incurred one-time transition and integration expenses of approximately $3.6 million, consisting primarily of grand opening advertising, training and re-merchandising costs. In addition, we expect to incur capital expenditures estimated to be $2.0 million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in the AllCar stores. Approximately $1.5 million of these expenditures were incurred through the third quarter of fiscal 2000 with the balance expected to be incurred during the fourth quarter of fiscal 2000.

      In connection with our acquisitions, including the acquisition of the AllCar stores, we incurred one-time transition and integration expenses of approximately $23.8 million during the thirty-nine weeks of fiscal 2000, consisting primarily of grand opening advertising, training and re-merchandising costs. In addition, during the thirty-nine weeks of fiscal 2000, we incurred $8.2 million of capital expenditures, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in these stores.

      During the thirty-nine weeks of fiscal 2000, we acquired 23 stores, opened 28 new stores, relocated 12 stores, expanded 6 stores, and closed 24 stores in addition to stores closed due to relocation. We anticipate that the majority of new, relocated or expanded stores will be financed under arrangements structured as operating leases that require limited capital expenditures by us except for fixtures and store equipment.

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

      Activity in the provision for store closings and the related store closing costs for the thirty-nine weeks ended October 29, 2000, is as follows (in thousands):

Balance, at January 30, 2000	$4,802

Store closings costs:

Store closings costs, gross	6,053

Adjustments to prior year plans	(41)

Store closings costs, net	6,012

Purchase accounting adjustment:

Al’s and Grand Auto Supply	2,744

Payments	(9,581)

Balance, at October 29, 2000	$3,977

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

      On a store count basis, closure activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Period	Balance	Added	Amendments	Closed	be Closed

Fiscal 1998	48	24	(10)	(33)	29

Fiscal 1999	29	87	(11)	(77)	28

Thirty-nine weeks ended October 29, 2000	28	17	(1)	(36)	8

      At October 29, 2000, there were 8 stores remaining to be closed under the Company’s store closing plans, comprised of the following:

	Stores in	Plan	Stores	Balance to
Fiscal Year	Closing Plan	Amendments	Closed	be Closed

1996	91	(17)	(74)	—

1997	36	(13)	(22)	1

1998	24	(5)	(19)	—

1999	87	(2)	(82)	3

2000	17	—	(13)	4
				8

      The store that remains from the 1997 fiscal year plan will be closed prior to the end of fiscal 2000.

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

      In conjunction with our plan, during the thirty-nine weeks of fiscal 2000, we sublet 37 centers, closed 17 centers and have tentative agreements for the sub-lease of several additional centers. The remaining centers are expected to be subleased or closed during the fourth quarter of fiscal 2000.

      As of October 29, 2000, we had 18 service centers in operation, compared to 72 centers as of January 30, 2000. During the third quarter of fiscal 2000, these centers generated net revenues of approximately $1.1 million and pre-tax operating losses of approximately $0.6 million. During the thirty-nine weeks of fiscal 2000, these centers generated net revenues of approximately $7.5 million and pre-tax operating losses of approximately $2.6 million. We anticipate continued operating losses on the remaining service centers until all facilities are sub-leased or otherwise disposed.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

      As previously disclosed, on May 4, 1998, a lawsuit was filed against us in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purports to be a class action for all present and former California store managers and senior assistant managers and seeks overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. We have also been served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. These lawsuits include similar claims to the San Diego lawsuit, except that they also include claims for unfair business practices which seek overtime from October 1994. We have entered into an agreement to settle these class action lawsuits. The maximum settlement amount is $11 million (which includes plaintiffs’ attorneys’ fees and costs), but may be lower depending upon the number of potential class members that submit claims. The settlement agreement has been tentatively approved by the court in which the lawsuits are pending. The settlement will not be final until the claims process is completed and the court grants final approval of the settlement, which is anticipated in January 2001. We will record a charge to earnings when the final settlement amount can be reasonably estimated.

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 179 individual auto parts dealers alleging that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against us, and three of those have voluntarily dismissed their claims without prejudice. The complaint alleges that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as receiving compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. We believe the suit is without merit and plan to vigorously defend it. We, with other defendants, have filed a motion to dismiss and certain other procedural motions. A decision on these motions is not anticipated until the second quarter of fiscal 2001.

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

      NONE

Item 3.  Defaults upon Senior Securities

      NONE

Item 4.  Submission of Matters to a Vote of Security Holders

      NONE

Item 5.  Other Information

      NONE

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 00113927).
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among CSK Auto, Inc., The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc. and the lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.01 of the Company’s current report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
27.01	Financial Data Schedule

      (b)  Reports on Form 8-K:

      NONE

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK Auto Corporation

By:	/s/DON W. WATSON

Don W. Watson
Chief Financial Officer

DATED: December 13, 2000

Exhibit Index

Exhibit
Number	Description

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among CSK Auto, Inc., The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc. and the lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.01 of the Company’s current report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
27.01	Financial Data Schedule