Form 10-K
period 2001-02-04
CSK AUTO CORP
filed 2001-05-01
CIK 1051848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 4, 2001.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13927

CSK AUTO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0765798
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

645 E. Missouri Ave. Suite 400, Phoenix, Arizona	85012
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:

Common Stock, $.01 par value	New York Stock Exchange

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

      As of April 27, 2001, the aggregate market value of the Company’s common stock held by non-affiliates was approximately $101.8 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates. As of April 27, 2001, there were 27,841,178 shares of the Company’s common stock outstanding.

Documents Incorporated by Reference

•	Portions of the Company’s definitive Proxy Statement on Schedule 14A, with respect to the Company’s 2001 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

Note Concerning Forward-Looking Information

      Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control, the occurrence of which could have a material adverse effect on our business, operating results and financial condition. These events may include future operating results and potential competition, among other things. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.   Business

General

      We are the largest retailer of automotive parts and accessories in the Western United States and one of the largest retailers of such products in the United States based, in each case, on our number of stores. As of February 4, 2001, we operated 1,152 stores as one fully integrated company under three brand names:

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

      Much of the training is delivered through formal classes in training centers that are fully equipped with the same systems as are in our stores. We believe that our training programs enable sales associates to provide a high level of service to a wide variety of customers ranging from less informed do-it-yourself consumers to more sophisticated purchasers requiring diagnostic advice. We also provide continuing training programs for store managers and district managers designed to assist them in increasing store-level efficiency and improving their potential for promotion. In addition, we require periodic meetings of district and store managers to facilitate and enhance communications within our organization. Many of our current associates have passed the ASE-P2 test, a nationally recognized certification for auto parts technicians.

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

Product Availability

      Our stores offer between 13,000 and 17,000 SKUs of national brand name and private label automotive products. If a store does not carry a specific part, store associates are able to use our surround store inventory program to reserve the part, direct the customer to pick it up from a store in the same market or at one of our nearby depots at which point the sale is recorded.

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

Advertising

      We support our marketing and merchandising strategy through print advertising, in-store promotional displays and radio and television advertising. The print advertising consists of monthly color circulars that are produced by our in-house advertising department and that contain redeemable coupons. We also advertise on radio, television and billboards primarily to reinforce our image and name recognition. Television advertising is targeted to sports programming and radio advertising is primarily aired during commuting hours. Advertising efforts include Spanish language television and radio as well as bilingual store signage. In-store signs and displays are used to promote products, identify departments, and to announce store specials. We also sponsor two National Hot Rod Association Funny Cars and have been designated the “Official Auto Parts Store of the NHRA.” We have the following web sites on the Internet:

•	http://www.cskauto.com;

•	http://www.checkerauto.com;

•	http://www.schucks.com;

•	http://www.kragen.com;

•	http://www.identifix.com; and

•	http://www.autoshop-online.com.

Diagnostic & Maintenance Repair Services

      Through our subsidiary, Automotive Information Systems, Inc. (“AIS”), we provide diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and to the do-it-yourself consumer. This allows us to provide our retail, commercial, and Internet customers with high quality diagnostic information in order to assist them with correctly identifying problems and efficiently obtaining the parts they need.

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

      AIS has evolved into one of the leading sources of knowledge about where and how vehicles break, and how to correctly repair those vehicles. This extensive automotive knowledge comes from (1) more than 250,000 calls received annually from technicians seeking diagnostic assistance for vehicle repair; (2) our staff of over 30 Master Technicians who collectively have over 550 years of vehicle diagnostic experience; and (3) a comprehensive on-site library of factory vehicle service information.

      In AIS’s 13 years of operation, it has developed a customer base of more than 15,000 repair shops by providing efficient and accurate information resources for automotive diagnostics and repair. We are committed to supporting AIS’s existing customer base while developing new ways to deliver information to its customers.

Store Operations

      Our stores are divided into nine geographic regions: Southwest, Rocky Mountain, Northwest, Northern Plains, Southern California, Coastal California, Los Angeles, Pacific Coast and Northern California. Each region is administered by a regional manager, each of whom oversees seven to eleven district managers. Each of our district managers has responsibility for between 8 and 19 stores.

      The table below sets forth, as of February 4, 2001, the geographic distribution of our stores and the tradenames under which they operated.

	Checker	Schuck’s	Kragen	Company
	Auto Parts	Auto Supply	Auto Parts	Total

California	1	2	462	465

Washington	—	154	—	154

Arizona	97	—	—	97

Colorado	68	—	—	68

Minnesota	65	—	—	65

Oregon	—	51	—	51

Wisconsin	39	—	—	39

Utah	38	—	—	38

Nevada	19	—	14	33

Idaho	7	25	—	32

New Mexico	29	—	—	29

Texas	27	—	—	27

Alaska	—	12	—	12

Montana	10	—	—	10

Wyoming	10	—	—	10

North Dakota	8	—	—	8

Hawaii	8	—	—	8

South Dakota	5	—	—	5

Michigan	1	—	—	1

Total	432	244	476	1,152

      Our stores are generally open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. (9:00 a.m. to 6:00 p.m. on Sundays). The average store employs approximately 10 to 20 employees, including a store manager, two assistant store managers and a staff of full-time and part-time employees.

Store Formats

      Approximately 63% of our stores are freestanding, with the balance principally located within strip shopping centers. The stores, which range in size from 2,600 to 24,000 square feet, average approximately 7,270 square feet in size and offer between 13,000 and 17,000 SKUs.

      We have three prototype store designs which are 6,000, 7,000 and 8,000 square feet in size. The store size for a given new location is selected based upon sales volume expectations determined through demographics and the detailed market analysis that we prepare as part of our site selection process. The following table categorizes our stores by size, as of February 4, 2001:

Store Size	Number of Stores

10,000 sq. ft. or greater	110

8,000 – 9,999 sq. ft.	218

6,000 – 7,999 sq. ft.	531

5,000 – 5,999 sq. ft.	201

Less than 5,000 sq. ft.	92

1,152

      Approximately 85% to 90% of each store’s square footage is selling space, of which approximately 40% to 50% is dedicated to automotive replacement parts inventory. The replacement parts inventory area is fronted by a counter staffed with knowledgeable parts personnel and is equipped with our electronic parts catalog. The remaining selling space contains gondolas for accessories and maintenance items, including oil and air filters, additives, waxes and other items, together with specifically designed shelving for batteries and, in many stores, oil products.

Store Growth Strategy

      Our store growth strategy is focused on our existing or contiguous markets and includes:

•	Opening new stores;

•	Relocating smaller stores to larger stores at better locations; and

•	Expanding selected stores.

      We have identified many of our stores smaller than 5,000 square feet as future relocation or expansion priorities.

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

      The following table sets forth our store development activities during the periods indicated:

	Fiscal Year

	2000	1999	1998

Beginning stores	1,120	807	718

New stores	37	84	94

Relocated stores	14	26	31

Acquired stores	23	280	2

Closed stores (including relocated stores)	(42)	(77)	(38)

Ending stores	1,152	1,120	807

Expanded stores	9	9	5

Total new, relocated and expanded stores	60	119	130

      We believe that growth opportunities exist in our current markets and that our store growth strategy will increase our name recognition and market penetration while we benefit from economies of scale in advertising, management and distribution costs. We opened, relocated, or expanded 60 stores in fiscal 2000 as compared to 119 stores in fiscal 1999. We plan to continue our store growth strategy and expect to open, relocate or expand approximately 50 stores in fiscal 2001. As of February 4, 2001, we had executed purchase contracts or leases for 18 sites, were in various stages of negotiation for 20 additional sites and had identified numerous potential additional sites for store growth. New stores generally become profitable during the first year of operation.

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

      We have made a significant commitment to this portion of our business and upgraded the information systems capabilities available to the commercial sales group. In addition, we employ one district sales manager for approximately every five stores that have a commercial sales center. A district sales manager is responsible for servicing existing commercial accounts and developing new commercial accounts. In addition, at a minimum, each commercial sales center has a dedicated in-store salesperson, driver and delivery vehicle.

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

      As of February 4, 2001, we operated commercial service centers in 554 of our stores. Our sales to commercial accounts (including sales by stores without commercial service centers) increased 14.5% to $249.3 million in fiscal 2000 from $217.7 million in fiscal 1999.

Purchasing

      Merchandise is selected from over 300 suppliers and purchased for all stores by personnel at our corporate headquarters in Phoenix, Arizona. No one class of product and no single supplier accounted for as much as 10% of our purchases in fiscal 2000.

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

      Our stores offer products with nationally recognized, well-advertised brand names, such as Armor All, Autolite, AC Delco, Castrol, Dayco, Exide, Fel Pro, Fram, Havoline, Mobil, Monroe, Pennzoil, Prestone, Quaker State, RayBestos, Stant, Sylvania, Turtle Wax and Valvoline. In addition to brand name products, our stores carry a wide variety of high quality private label products. Because most of our private label products are produced by nationally recognized manufacturers that produce similar brand name products that enjoy a high degree of consumer acceptance, we believe that our private label products are of a quality that is comparable to such brand name products.

      Gross profit margin for fiscal 2000 declined from the fiscal 1999 rate in large part due to the sell through of acquired inventory that was sold without the benefit of normal vendor allowances. Apart from this situation, we have increased our gross profit margin over the last several years primarily as a result of obtaining lower product acquisition costs, more favorable vendor terms, cash discounts from vendors, efficiencies from our warehouse and distribution system and improvements in product mix. We believe that the improved vendor terms are primarily the result of growth in our store count and purchase volume.

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

      The following table sets forth certain information relating to our three main distribution centers as of February 4, 2001:

			Number	Number of
		Size	of Stores	Full-Time
Distribution Center	Area Served	(Sq. Ft.)	Served	Employees

Phoenix, AZ	Arizona, Colorado, Idaho, Nevada, New Mexico, California, Texas, Utah	273,520	506	385
Dixon, CA	California, Nevada, Washington, Oregon, Idaho, Montana, Wyoming, Alaska, Hawaii	325,500	528	437
Mendota Heights, MN	Minnesota, North Dakota, South Dakota, Wisconsin, Michigan	125,000	118	91

		724,020	1,152	913

      We have the ability to expand the Phoenix distribution center by approximately 80,000 square feet and the Dixon distribution center by 160,000 square feet should the need arise.

Associates

      As of February 4, 2001, we employed approximately 8,900 full-time associates and 4,850 part-time associates. Approximately 88% of the personnel are employed in store level operations, 7% in distribution and 5% in our corporate headquarters, including our call center and priority parts operation.

      We have never experienced any material labor disruption and believe that our labor relations are good. Except for approximately 410 associates located at 44 stores in the Northern California market, who have been represented by a union for many years, none of our personnel are represented by a labor union.

Competition

      We compete principally in the do it-yourself sector of the automotive aftermarket which is highly fragmented and generally very competitive. We compete primarily with national and regional retail automotive parts chains (such as AutoZone, Inc. and The Pep Boys — Manny, Moe and Jack, Inc.), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as NAPA), automobile dealers and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). We believe that chains of automotive parts stores like ours, with multiple locations in regional markets, have competitive advantages in marketing, product selection, purchasing and distribution, as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. We believe that, as a result of these advantages, national and regional chains have been gaining market share in recent years at the expense of independent retailers and jobbers.

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

Environmental Matters

      We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing recycling of batteries and used lubricants, and regarding ownership and operation of real property. We handle hazardous materials during our operations, and our customers may also use or bring hazardous materials onto our properties. In addition, automobiles are serviced in automotive service facilities that we sublease to third parties. During fiscal 2000, we substantially exited our service center operations through closure or sublease of such facilities. We require these automotive service facilities to dispose of certain items, including used batteries, lubricants and oils in accordance with applicable environmental regulations.

      We currently provide a recycling program for batteries and for the collection of used lubricants at certain of our stores as a service to our customers pursuant to agreements with third-party vendors. The batteries and used lubricants are collected by our associates, deposited into vendor-supplied containers/ pallets and then disposed of by the third-party vendors. Our agreements with such vendors are designed to limit our potential liability under applicable environmental regulations for any harm caused by the batteries and lubricants to off-

site properties or even on-site when caused by the vendor. Many of the agreements provide us with indemnification against liability that we may incur in connection with the disposal of such items.

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

Item 2.  Properties

      The following table sets forth certain information concerning our principal facilities:

		Square	Nature of
Primary Use	Location	Footage	Occupancy

Corporate office	Phoenix, AZ	114,691	Leased (1)

Distribution center	Dixon, CA	325,500	Leased

Distribution center	Phoenix, AZ	273,520	Leased

Distribution center	Mendota Heights, MN	125,000	Leased

Regional distribution center	Auburn, WA	52,400	Leased

Regional distribution center	Denver, CO	34,800	Leased

Regional distribution center	Salt Lake, UT	32,000	Leased

Regional distribution center	Commerce, CA	48,400	Leased

(1)	This facility is owned by Missouri Falls Partners, an affiliate of The Carmel Trust (“Carmel”), a trust governed under the laws of Canada. Carmel is an affiliate of the Company and a member of the Carmel Group.

      At February 4, 2001, all but three of our stores were leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

Years

2001 – 2002	13

2003 – 2006	59

2007 – 2010	125

2011 – 2020	438

2021 – 2030	469

2031 – thereafter	45

1,149

      Additional information regarding our facilities appears in Item I. Business under the captions “Store Operations,” “Store Formats” and “Warehouse and Distribution.”

Item 3.  Legal Proceedings

      As previously disclosed, on May 4, 1998, a lawsuit was filed against us in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purported to be a class action for all present and former California store managers and senior assistant managers and sought overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. We were also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. We have finalized a settlement of all of these lawsuits. The final amount of the settlement was approximately $8.8 million (which includes plaintiff’s attorneys’ fees and costs and other miscellaneous expenses). We believe that the settlement amount was reasonable in light of the projected legal expenses and other costs necessary to defend these lawsuits and the potential incremental exposure to us in the event of an unfavorable outcome.

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 250 individual auto parts dealers alleging that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against us. The complaint alleges that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. We believe the suit is without merit and plan to vigorously defend it. We, with other defendants, have filed a motion to dismiss and certain other procedural motions. A decision on these motions is not anticipated until the second or third quarter of fiscal 2001. We do not currently believe that this complaint will result in liabilities material to our consolidated financial position, results of operations or cash flows.

      We currently and from time to time are involved in other litigation incidental to the conduct of our business. The damages claimed in some of this litigation are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2000.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock has been listed on the New York Stock Exchange under the symbol CAO since March 12, 1998. As of April 27, 2001, there were 27,841,178 shares of our common stock outstanding and there were approximately 93 record holders of our common stock.

      The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by the New York Stock Exchange.

	Price Range of
	Common Stock

	High	Low

Fiscal 2000:

First Quarter	$14.00	$9.88

Second Quarter	15.44	6.88

Third Quarter	9.88	3.44

Fourth Quarter	6.63	2.63

Fiscal 1999:

First Quarter	$37.38	$23.63

Second Quarter	30.63	24.00

Third Quarter	25.56	17.13

Fourth Quarter	21.25	11.06

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

	Fiscal Year(1)

	2000(2)	1999(3)	1998(4)	1997(5)	1996(6)

	(in thousands, except per share amounts and selected store data)

Statement of Operations Data

Net sales	$1,452,109	$1,231,455	$1,004,385	$845,815	$793,092

Cost of sales	769,043	636,239	531,073	468,171	463,374

Gross profit	683,066	595,216	473,312	377,644	329,718

Other costs and expenses:

Operating and administrative	568,873	471,340	391,528	326,198	298,004

Store closing costs	6,060	4,900	335	1,640	14,904

Legal settlement	8,800	—	—	—	—

Transition and integration expenses	23,818	30,187	3,075	3,407	—

Equity in loss on joint venture	3,168	—	—	—	—

Goodwill amortization	4,799	1,941	—	—	—

Stock-based compensation	—	—	—	909	—

Write-off of unamortized management fee	—	—	3,643	—	—

1996 Recapitalization charge	—	—	—	—	20,174

Secondary stock offering costs	—	—	770	—	—

Operating profit (loss)	67,548	86,848	73,961	45,490	(3,364)

Other 1996 Recapitalization charges	—	—	—	1,009	12,463

Interest expense, net	62,355	41,300	30,730	40,680	20,691

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	5,193	45,548	43,231	3,801	(36,518)

Income tax expense(benefit)	193	17,436	15,746	1,557	(11,859)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	5,000	28,112	27,485	2,244	(24,659)

Extraordinary loss, net of income taxes	—	—	(6,767)	(3,015)	—

Income (loss) before cumulative effect of change in accounting principle	5,000	28,112	20,718	(771)	(24,659)

Cumulative effect of change in accounting principle, net of income taxes	—	(741)	—	—	—

Net income (loss)	$5,000	$27,371	$20,718	$(771)	$(24,659)

Diluted earnings (loss) per share	$0.18	$0.96	$0.75	$(0.04)	$(2.28)

Shares used for computation	27,839	28,627	27,640	18,012	10,819

Other Data

EBITDA(7)	$156,902	$148,966	$103,861	$70,173	$50,544

EBITDAR(7)	274,175	242,295	175,549	124,695	98,450

Capital expenditures	32,080	41,358	37,846	20,132	6,317

Commercial sales(8)	249,314	217,696	155,845	115,378	89,551

Net cash provided by (used in) operating activities	32,469	(4,031)	3,403	(62,703)	(33,836)

Net cash used in investing activities	(34,542)	(260,221)	(37,524)	(56,727)	(15,216)

Net cash provided by financing activities	1,442	268,524	36,759	119,059	49,911

Selected Store Data

Number of stores (end of period)	1,152	1,120	807	718	580

Percentage increase in comparable store net sales(9)	2%	4%	2%	4%	6%

Balance Sheet Data (end of period)

Net working capital	$401,523	$456,594	$306,879	$235,651	$121,157

Total assets	1,076,981	1,035,652	634,022	563,251	443,986

Total debt (including current maturities)	647,881	627,133	333,293	439,962	335,680

Stockholders’ equity (deficit)	139,613	134,547	105,389	(75,055)	(102,263)

See accompanying notes on pages 14 and 15.

Notes to Selected Consolidated Financial Data

(1)	Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except for fiscal 2000 and 1996, which had 53 weeks.

(2)	Results of operations in fiscal 2000 include: (1) $30.4 million of acquisition-related expenses for the transition of acquired stores to the CSK format, store closing costs associated with the closure of CSK stores that overlap with better situated acquired stores and the operating losses of acquired automotive service centers that have been closed; (2) $8.8 million relating to the settlement of the class action lawsuit; (3) $0.4 million of bad debt expense associated with the bankruptcy of a commercial customer; (4) non-cash charges of $3.2 million to recognize our proportionate share of PA’s net loss and write off our remaining investment in the joint venture; and (5) $5.7 million of non-cash charges associated with the liquidation of certain acquired inventory that we were not able to return to vendors at full carrying value. Excluding these non-recurring items, net of related income tax thereon, net income for the fiscal year was $35.0 million or $1.26 per diluted share (based on 27.8 million shares outstanding).

(3)	During 1999, we acquired 194 AGA stores and 86 Big Wheel stores. See Note 4 to the Consolidated Financial Statements. These stores have been included in results of operations from the date of the respective acquisitions. Results of operations in fiscal 1999 include: (1) $30.2 million of transition and integration expenses associated with the Big Wheel and AGA Acquisitions; (2) $2.5 million of store closing costs for CSK Auto stores that were identified for closure due to overlap with certain acquired stores; (3) a charge of $0.7 million, net of related income tax thereon, relating to the cumulative effect of a change in accounting principle associated with the adoption of Statement of Position (“SOP”) 98-5 (see Note 2 to the Consolidated Financial Statements). Excluding these non-recurring items, net of related income tax thereon, net income for the fiscal year was $48.3 million or $1.69 per diluted share (based on 28.6 million shares outstanding).

(4)	Results of operations in fiscal 1998 include: (1) an extraordinary loss of $6.8 million, which consisted primarily of the premiums paid in connection with the retirement of outstanding debt with the proceeds of our initial public offering and the write-off of a portion of deferred debt issuance costs; (2) $3.1 million of transition and integration expenses associated with the Trak West Acquisition; (3) the write-off of a $3.6 million prepaid management fee; and (4) $0.8 million of secondary offering costs. Excluding these non-recurring items, net of related income tax thereon, net income for the fiscal year was $32.2 million or $1.13 per diluted share (based on 28.6 million shares outstanding).

(5)	In December 1997, we acquired 82 Trak West stores which have been included in results of operations from the date of acquisition. Results of operations in fiscal 1997 include: (1) an extraordinary loss of $3.0 million to reflect the write-off of certain deferred financing costs associated with the early extinguishment of our previous senior credit facility; (2) $3.4 million of transition and integration expenses associated with the Trak West Acquisition; and (3) $1.0 million of other expenses related to our recapitalization in October 1996.

(6)	Results of operations in fiscal 1996 include certain non-recurring charges which were incurred when we consummated our recapitalization in October 1996, including the following: (1) amounts paid to members of management pursuant to then existing equity participation agreements of $19.9 million ($20.2 million including a provision for estimated payroll taxes thereon); and (2) expenses of $12.5 million incurred in connection with our 1996 recapitalization. Our fiscal 1996 results also include a charge of $12.9 million to reflect the store closing costs of 91 specific store sites. This charge is included in store closing costs.

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

      The computation of EBITDA for each of the respective periods shown is as follows:

	Fiscal Year

	2000	1999	1998	1997	1996

	(in thousands)

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	$5,193	$45,548	$43,231	$3,801	$(36,518)

Add back:

Interest expense, net	62,355	41,300	30,730	40,680	20,691

Depreciation and amortization expense	40,827	29,375	22,412	20,367	19,225

Non-recurring 1996 Recapitalization expenses	—	—	—	1,009	32,637

Other non-recurring and non-cash charges	48,527	32,743	7,488	4,316	14,509

Total	$156,902	$148,966	$103,861	$70,173	$50,544

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Our fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year which is 53 weeks long. When we refer to a particular fiscal year, we mean the following:

•	Fiscal 2000 means the 53 weeks ended February 4, 2001;

•	Fiscal 1999 means the 52 weeks ended January 30, 2000; and

•	Fiscal 1998 means the 52 weeks ended January 31, 1999.

General

      CSK Auto Corporation is the largest retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. As of February 4, 2001, we operated 1,152 stores as one fully integrated company under three brand names:

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

      The discussion which follows includes several references to charges and effects relating to the following significant transactions which occurred during the period covered:

•	In April 2000, we acquired 22 AllCar stores (the “AllCar stores”) located in Wisconsin and Michigan from All-Car Distributors, Inc. We refer to this transaction as the “AllCar Acquisition.”

•	In March 2000, we participated in the formation of a new joint venture, PartsAmerica.com (“PA”), with Advance Stores Company, Inc. (“Advance”) and Sequoia Capital. PA engages in the sale of automotive parts and accessories via e-commerce.

•	In October 1999, we acquired 194 Al’s and Grand Auto Supply stores (the “AGA stores”) located in California and the Pacific Northwest from PACCAR Inc. We refer to this transaction as the “AGA Acquisition.”

•	In September 1999, we acquired Automotive Information Systems, Inc. (“AIS”), a leading provider of diagnostic vehicle repair information. We refer to this transaction as the “AIS Acquisition.”

•	In June 1999, we acquired 86 Big Wheel/ Rossi stores (the “Big Wheel stores”) located in the Northern Plains states from APSCO Products Company. We refer to this transaction as the “Big Wheel Acquisition.”

•	In December 1998, certain of our stockholders completed a secondary offering of our common stock. We received no proceeds from this offering and incurred an aggregate of $770,000 in legal, accounting, printing and other costs. We refer to this transaction as the “Secondary Offering.”

•	In March 1998, we completed the initial public offering of our common stock and used the net proceeds to repay outstanding debt. We refer to this transaction as our “IPO.”

Results of Operations

      The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Year

	2000	1999	1998

Net sales	100.0%	100.0%	100.0%

Cost of sales	53.0	51.7	52.9

Gross profit	47.0	48.3	47.1

Operating and administrative expenses	39.3	38.3	39.0

Store closing costs	0.4	0.4	—

Legal settlement	0.6	—	—

Transition and integration expenses	1.6	2.4	0.3

Equity in loss of joint venture	0.2	—	—

Goodwill amortization	0.3	0.1	—

Write-off of unamortized management fee	—	—	0.3

Secondary offering costs	—	—	0.1

Operating profit	4.6	7.1	7.4

Interest expense, net	4.3	3.4	3.1

Income tax expense	—	1.4	1.6

Income before extraordinary loss and cumulative effect of change in accounting principle	0.3	2.3	2.7

Extraordinary loss, net of income taxes	—	—	(0.6)

Income before cumulative effect of change in accounting principle	0.3	2.3	2.1

Cumulative effect of change in accounting principle, net of income taxes	—	(0.1)	—

Net income	0.3%	2.2%	2.1%

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

  Fiscal 2000 Compared to Fiscal 1999

      Net sales for fiscal 2000 increased 17.9% to $1.45 billion from $1.23 billion for fiscal 1999, primarily reflecting an increase in the number of stores operated and a comparable store sales increase of 2%. Commercial sales increased 14.5% to $249.3 million in fiscal 2000 from $217.7 million in fiscal 1999 as a result of the continued expansion of our commercial sales program. We acquired 86 Big Wheel stores on June 30, 1999 and 194 AGA stores on October 1, 1999. As a result, the operating results for fiscal 1999 include the results of these acquired stores commencing July 1, 1999 for the Big Wheel stores and October 2, 1999 for the AGA stores, while fiscal 2000 includes their operating results for the entire period. Additionally, fiscal 2000 is a 53 week period whereas fiscal 1999 is a 52 week period. During fiscal 2000 we opened 37 new stores, relocated 14 stores, acquired 23 stores and expanded 9 stores. We closed 42 stores including those closed due to relocation. At February 4, 2001, we had 1,152 stores in operation compared to 1,120 stores at the end of fiscal 1999.

      Gross profit for fiscal 2000 was $683.1 million, or 47.0% of net sales, compared to $595.2 million, or 48.3% of net sales, for fiscal 1999. Gross profit margin for fiscal 2000 declined in large part due to the sell through of product obtained via store acquisition that was acquired without the benefit of normal vendor allowances.

      Operating and administrative expenses increased by $97.6 million to $568.9 million, or 39.3% of net sales, for fiscal 2000 from $471.3 million, or 38.3% of net sales, for fiscal 1999. The increase in operating and administrative expenses reflects an increase in store payroll expenses and associated benefits costs, increased store rent expenses and the incremental costs of new stores.

      Operating profit decreased to $67.5 million, or 4.6% of net sales, for fiscal 2000, compared to $86.8 million, or 7.1% of net sales, for fiscal 1999. The decline in operating profit primarily reflects a $2.9 million increase in goodwill amortization and a lower gross profit contribution. In addition, during fiscal 2000, we incurred the following items, all of which are treated as non-recurring items for purposes of computing earnings before interest, taxes, depreciation and amortization (“EBITDA”) under our debt indentures: (1) $30.4 million of acquisition-related expenses for the transition of acquired stores to the CSK format, store closing costs associated with the closure of CSK stores that overlap with better situated acquired stores and the operating losses of acquired automotive service centers that have been closed; (2) $8.8 million relating to the settlement of the class action lawsuit; (3) $0.4 million of bad debt expense associated with the bankruptcy of a commercial customer; (4) non-cash charges of $3.2 million to recognize our proportionate share of PA’s net loss and write off our remaining investment in the joint venture; and (5) $5.7 million of non-cash charges associated with the liquidation of certain acquired inventory that we were unable to return to vendors at full carrying value.

      Interest expense for fiscal 2000 increased to $62.4 million from $41.3 million for the comparable period of fiscal 1999, primarily due to the increased debt levels as a result of our 1999 acquisitions, higher variable interest rates and a 53rd week of expense accrual during fiscal 2000.

      Income tax expense for fiscal 2000 was $0.2 million, compared to income tax expense of $17.4 million in fiscal 1999. Our effective tax rate decreased during the 2000 period to approximately 4% of pre-tax income from approximately 38% in fiscal 1999. The rate decreased as a result of a reversal of prior reserves no longer required and certain tax credits that were realized in the current year which were not available in the prior year.

      As a result of the factors cited above, net income decreased in fiscal 2000 to $5.0 million, or $0.18 per diluted share, compared to net income for fiscal 1999 of $27.4 million, or $0.96 per diluted share. However, EBITDA increased by $7.9 million to $156.9 million in fiscal 2000 compared to $149.0 million in fiscal 1999. See Item 6. Selected Consolidated Financial Data for discussion regarding the calculation of EBITDA.

  Fiscal 1999 Compared to Fiscal 1998

      Net sales for fiscal 1999 increased $227.1 million, or 22.6%, over net sales for fiscal 1998, primarily reflecting an increase in the number of stores operated and a comparable store sales increase of 4%. During the third quarter of fiscal 1999, we acquired 194 AGA stores. During the second quarter of fiscal 1999, we acquired 86 Big Wheel stores. The acquired stores contributed $101.5 million of net sales during the portion of the year that we owned them. In addition to the AGA and Big Wheel stores, during fiscal 1999 we opened 84 new stores, relocated 26 stores and expanded 9 stores. We closed 77 stores including those closed due to relocation, of which 37 were acquired stores. At January 30, 2000, we had 1,120 stores in operation compared to 807 stores at the end of fiscal 1998.

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

      As a result of the factors cited above, net income increased in fiscal 1999 to $27.4 million, or $0.96 per diluted share, compared to net income for fiscal 1998 of $20.7 million, or $0.75 per diluted share. However, EBITDA increased by $45.1 million to $149.0 million in fiscal 1999 compared to $103.9 million in fiscal 1998. See Item 6. Selected Consolidated Financial Data for discussion regarding the calculation of EBITDA.

Liquidity and Capital Resources

  Overview

      Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We intend to finance our cash requirements with cash flows from operations and borrowings under our revolving credit facility. At February 4, 2001, we had net working capital of approximately $401.5 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $22.0 million. During most of fiscal 2000, we had access to an off-balance sheet operating lease facility which was used to finance new store construction. As of February 4, 2001, $10.6 million had been committed, of which $9.6 million had been utilized and $1.0 million remained to be funded for stores not completed by December 31, 2000. Under a similar agreement that expired on May 31, 1999 with respect to the addition of new stores, approximately $80.9 million was used to finance new store construction. We are currently negotiating a new lease facility and expect to have a facility in place by the end of the second quarter of fiscal 2001. We do not believe that such a lease facility is critical to our store development plans for fiscal 2001 based on the limited number of projected store openings and the availability of other alternative financing arrangements, including sale-leaseback financing transactions directly with individual investors.

      We have finalized an agreement to settle the class action lawsuits (see Note 14 to the Consolidated Financial Statements) brought by former and present California store managers and senior assistant managers seeking overtime pay under California law. The amount of the settlement is approximately $8.8 million (which includes plaintiff’s attorneys’ fees and costs) and will be paid in April and May 2001. The settlement will be funded through the revolving credit facility.

      In fiscal 2000, net cash provided by operating activities was $32.5 million, compared to $4.0 million of cash used in operating activities during fiscal 1999. The largest component of the change in cash flow from operating activities relates to our investment in inventories, where $7.6 million of cash was used during fiscal 2000 compared to $93.6 million used for such purposes during fiscal 1999. The decrease in inventories reflects the sell through, return to vendors or other disposition of inventories obtained in acquisitions and reduced inventory levels as a result of cost containment.

      Net cash used in investing activities totaled $34.5 million in fiscal 2000, compared to $260.2 million in fiscal 1999. The decrease in cash used in investing activities was primarily the result of $218.2 million used in the Big Wheel, AGA and AIS Acquisitions during fiscal 1999 and a lower level of capital expenditures in fiscal 2000.

      Net cash provided by financing activities totaled $1.4 million in fiscal 2000 compared to $268.5 million in fiscal 1999. In 2000, we used $17.7 million of net borrowings under the Senior Credit Facility to fund investing activities and made payments of $10.9 million on capital lease obligations. In 1999, we used $283.7 million of net borrowings under the Senior Credit Facility primarily relating to the Big Wheel, AGA and AIS Acquisitions, incurred $4.7 million of debt issuance costs and made payments of $10.9 million on capital lease obligations.

      We expect to spend approximately $15.5 million during fiscal 2001 for capital expenditures, including new store fixtures and information systems hardware and software. Our debt service requirements in 2001 include scheduled principal reductions of approximately $54.6 million, $10.9 million of principal payments under capital lease obligations and associated annual interest. We believe that cash flow from operations combined with the availability of funds under the revolving credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

  Store Acquisitions

      On April 27, 2000, we acquired the AllCar stores. Under the terms of the agreement, we paid approximately $711,000 in cash, which includes associated transaction costs, for the assets of AllCar and assumed vendor accounts payable and certain indebtedness and accrued expenses. In August 2000, we made a payment of approximately $206,000 pursuant to a purchase price adjustment formula contained in the original agreement. In addition, we may be required to make an additional payment in 2002 of approximately $215,000 upon the satisfaction of certain conditions. The AllCar stores are serviced out of our Mendota Heights Distribution Center and have been converted to the Checker name and store format and integrated into our operations.

      In connection with our 1999 acquisitions and the acquisition of the AllCar stores, we incurred one-time transition and integration expenses of approximately $23.8 million during fiscal 2000, consisting primarily of grand opening advertising, training and re-merchandising costs. In addition, during fiscal 2000, we incurred $10.2 million of capital expenditures, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of our store-level information systems in these stores. We do not anticipate any significant transition and integration expenses or capital expenditures relating to these acquisitions during fiscal 2001.

  Expansion

      We opened 60 new, relocated or expanded stores in fiscal 2000 and 119 new, relocated or expanded stores in fiscal 1999. We expect to open, relocate or expand approximately 50 stores in fiscal 2001. We anticipate that the majority of these new, relocated or expanded stores will be financed under arrangements structured as operating leases that require no net capital expenditures except for fixtures and store equipment. For the remainder of our planned new, relocated or expanded stores, we expect to spend approximately $125,000 per store for leasehold improvements. In addition to capital expenditures, each new store will require an estimated investment in working capital, principally for inventories, of approximately $300,000. New stores generally become profitable during the first full year of operations.

  Store Closing Costs

      We provide an allowance for estimated costs and losses to be incurred in connection with store closures. For stores to be closed, such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months (prior to January 31, 1999, within eighteen months). For stores to be relocated, such costs are recognized when an agreement for the new location has been reached with a landlord and site plans meet preliminary municipal approvals. The allowance for store closing costs is included in accrued expenses in the accompanying financial statements, and consists primarily of future rents to be paid over the remaining terms of the lease agreement for stores, net of estimated sub-lease recoveries. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018.

      Activity in the provision for store closings and the related store closing costs for the three fiscal years ended February 4, 2001, is as follows (in thousands):

	Fiscal Year

	2000	1999	1998

Balance, beginning of year	$4,802	$2,670	$8,379

Store closing costs:

Store closing costs, gross	6,101	5,252	1,925

Adjustments to prior year plans	(41)	(387)	(620)

Revisions in estimates	—	35	(970)

Store closing costs, net	6,060	4,900	335

Purchase accounting adjustments:

Big Wheel	—	98	—

Al’s and Grand Auto Supply	2,744	4,080	—

Total purchase accounting adjustments	2,744	4,178	—

Payments	(12,054)	(6,946)	(6,044)

Balance, end of year	$1,552	$4,802	$2,670

      During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in our normal operating expenses. As a result of the AGA Acquisition, we analyzed our store locations in California and the Pacific Northwest. We closed or relocated 39 of the former AGA stores (of which 37 were closed as of January 30, 2000) based on several factors including: (1) market saturation; (2) store profitability; and (3) store size and format. Costs associated with these closures have been considered in our final purchase price allocation (see Note 4 to the Consolidated Financial Statements). In addition, we finalized a store closure plan for our own stores that overlap with AGA stores, which resulted in pre-tax charges of approximately $3.7 million and $2.5 million during fiscal 2000 and 1999, respectively. The charges consist of two components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated sub-lease recoveries); and (2) write-down of leasehold improvements and other fixed assets associated with the stores.

      Adjustments to prior plans relate to costs for store closures that were accrued in prior years but withdrawn from our store closure plan in the year of adjustment. Such withdrawals are due to subsequent improvements in the underlying economics of the store’s performance or (in the case of store relocation) because we were unable to secure a previously identified site upon acceptable lease terms. We had significant adjustments to prior year plans in 1998 because of changes resulting from improved performance at certain stores scheduled for closure in 1998. Further significant changes to the strategic plan are not considered likely. All relocations and store closings are anticipated to be completed within twelve months of accrual and only after costs can be estimated.

      Other cost revisions are comprised of changes in expected future rental costs for vacant or sub-leased store locations, which are due largely to early terminations of lease agreements.

      As part of the purchase price allocation for the AGA and Big Wheel stores (see Note 4 to the Consolidated Financial Statements), we recorded an allowance for the costs of closing or relocating certain stores.

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

Store Count by	Beginning		Plan		Balance to
Fiscal Year	Balance	Stores Added	Amendments	Stores Closed	be Closed

1997	56	36	(15)	(29)	48

1998	48	24	(10)	(33)	29

1999	29	87	(11)	(77)	28

2000	28	24	(1)	(42)	9

      At February 4, 2001, there were 9 stores remaining to be closed under our store closing plans, comprised of the following:

Store Count by	Stores in	Plan		Balance to
Year of Accrual	Closing Plan	Amendments	Stores Closed	be Closed

1999	87	(2)	(82)	3

2000	24	—	(18)	6
				9

  Service Centers

      As a result of our 1999 Acquisitions and the AllCar Acquisition in the first quarter of fiscal 2000, we acquired 84 automobile service centers. The majority of these centers are adjacent or attached to existing retail stores and perform automotive maintenance as well as tire sales and service. During fiscal 2000, we substantially exited the service center business as it: (1) required management experience that is not consistent with our core business operations; (2) required human and financial resources better utilized in our retail and commercial operations; and (3) did not allow us sufficient economies of scale to achieve required profitability.

      In conjunction with our plan, during fiscal 1999 we closed 12 centers and during fiscal 2000 we sublet 44 centers and closed 27 centers. The one remaining center was subleased during the first quarter of fiscal 2001. During fiscal 2000, these centers generated net sales of approximately $7.6 million and pre-tax operating losses of approximately $2.9 million.

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

      The following table sets forth certain quarterly unaudited operating data for fiscal 2000 and 1999. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

      The data presented below should be read in conjunction with our consolidated financial statements and related notes and the other financial information included herein.

	Fiscal 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)

Net sales	$356,354	$374,802	$368,898	$352,055

Gross profit	173,543	173,454	172,698	163,371

Legal settlement	—	—	—	8,800

Transition and integration expenses	11,447	11,063	1,308	—

Equity in loss of joint venture	—	716	1,188	1,264

Operating profit(1)	23,785	12,842	24,521	6,400

Net income (loss)	5,675	(1,495)	5,892	(5,072)

Basic earnings (loss) per share(4)	.20	(.05)	.21	(.18)

Diluted earnings (loss) per share(4)	.20	(.05)	.21	(.18)

EBITDA	$45,168	$40,267	$37,632	$33,835

	Fiscal 1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)

Net sales	$269,402	$302,322	$331,320	$328,411

Gross profit	130,151	142,729	160,374	161,962

Transition and integration expenses	—	619	3,551	26,017

Operating profit(2)	23,223	28,781	30,496	4,348

Cumulative effect of change in accounting principle, net of income taxes	(741)	—	—	—

Net income (loss)(3)	9,121	12,693	11,668	(6,111)

Basic earnings (loss) per share(4)	0.33	0.46	0.42	(0.22)

Diluted earnings (loss) per share(4)	0.32	0.44	0.41	(0.22)

EBITDA	$29,119	$35,836	$41,614	$42,397

(1)	Operating profit during fiscal 2000 was negatively affected by non-recurring charges of: (a) $30.4 million of acquisition-related expenses for the transition of acquired stores to the CSK format, store closing costs associated with the closure of CSK stores that overlap with better situated acquired stores and the operating losses of acquired automotive service centers that have been closed; (b) $8.8 million relating to the settlement of the class action lawsuit; (c) $0.4 million of bad debt expense associated with the bankruptcy of a commercial customer; (d) non-cash charges of $3.2 million to recognize our proportionate share of PA’s net loss and write off our remaining investment in the joint venture; and (e) $5.7 million of non-cash charges associated with the liquidation of certain acquired inventory that the Company was not able to return to vendors at full carrying value.

(2)	Operating profit during fiscal 1999 was negatively affected by non-recurring charges of $30.2 million related to the transition and integration of the 86 Big Wheel stores and the 194 AGA stores (see Note 4 to our Consolidated Financial Statements), as well as $2.5 million of non-recurring store closing costs.

(3)	Net income in the first quarter of fiscal 1999 was negatively affected by a $0.7 million cumulative effect of change in accounting principle, net of a $0.5 million benefit for income taxes, as a result of a change in the accounting literature with respect to the timing of recognition for store pre-opening expenses.

(4)	The sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

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

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition. In June 2000, the SEC staff issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of the pronouncement did not have an impact on the Company’s financial position or the results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt are sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our Senior Credit Facility, which is primarily vulnerable to movements in the LIBOR rate. Our fixed rate debt consists primarily of our 11% Senior Subordinated Notes and capital lease obligations. Our exposure to interest rate risk increased during fiscal 2000 due to increases in corresponding interest rates as well as increased debt balances in conjunction with our recent acquisitions.

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

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows present fairly, in all material respects, the financial position of CSK Auto Corporation and its subsidiary at February 4, 2001 and January 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 4, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

March 28, 2001

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Fiscal Year Ended

	February 4,	January 30,	January 31,
	2001	2000	1999

Net sales	$1,452,109	$1,231,455	$1,004,385

Cost of sales	769,043	636,239	531,073

Gross profit	683,066	595,216	473,312

Other costs and expenses:

Operating and administrative	568,873	471,340	391,528

Store closing costs	6,060	4,900	335

Legal settlement	8,800	—	—

Transition and integration expenses	23,818	30,187	3,075

Equity in loss of joint venture	3,168	—	—

Goodwill amortization	4,799	1,941	—

Write-off of unamortized management fee	—	—	3,643

Secondary stock offering costs	—	—	770

Operating profit	67,548	86,848	73,961

Interest expense, net	62,355	41,300	30,730

Income before income taxes, extraordinary loss and cumulative effect of change in accounting principle	5,193	45,548	43,231

Income tax expense	193	17,436	15,746

Income before extraordinary loss and cumulative effect of change in accounting principle	5,000	28,112	27,485

Extraordinary loss, net of $4,236 of income taxes	—	—	(6,767)

Income before cumulative effect of change in accounting principle	5,000	28,112	20,718

Cumulative effect of change in accounting principle, net of $468 of income taxes	—	(741)	—

Net income	$5,000	$27,371	$20,718

Basic earnings (loss) per share:

Income before extraordinary loss and cumulative effect of change in accounting principle	$.18	$1.01	$1.03

Extraordinary loss, net of income taxes	—	—	(0.25)

Income before cumulative effect of change in accounting principle	.18	1.01	0.78

Cumulative effect of change in accounting principle, net of income taxes	—	(0.03)	—

Net income	$.18	$0.98	$0.78

Shares used in computing per share amounts	27,839,348	27,815,160	26,722,322

Diluted earnings (loss) per share:

Income before extraordinary loss and cumulative effect of change in accounting principle	$.18	$0.98	$0.99

Extraordinary loss, net of income taxes	—	—	(0.24)

Income before cumulative effect of change in accounting principle	.18	0.98	0.75

Cumulative effect of change in accounting principle, net of income taxes	—	(0.02)	—

Net income	$.18	$0.96	$0.75

Shares used in computing per share amounts	27,839,348	28,626,776	27,640,099

      The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 4,	January 30,
	2001	2000

ASSETS

Cash and cash equivalents	$11,131	$11,762

Receivables, net of allowances of $4,236 and $3,294, respectively	79,901	69,129

Inventories	621,814	625,480

Deferred income taxes	3,133	—

Assets held for sale	1,497	4,745

Prepaid expenses and other current assets	19,169	18,471

Total current assets	736,645	729,587

Property and equipment, net	175,358	160,561

Leasehold interests, net	20,244	8,341

Goodwill, net	130,544	124,750

Other assets, net	14,190	12,413

Total assets	$1,076,981	$1,035,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$199,483	$168,770

Accrued payroll and related expenses	27,673	38,910

Accrued expenses and other current liabilities	42,448	50,663

Current maturities of amounts due under Senior Credit Facility	54,640	3,340

Current maturities of capital lease obligations	10,878	9,893

Deferred income taxes	—	1,417

Total current liabilities	335,122	272,993

Amounts due under Senior Credit Facility	471,840	505,480

Obligations under 11% Senior Subordinated Notes	81,250	81,250

Obligations under capital leases	29,273	27,170

Deferred income taxes	10,544	5,801

Other	9,339	8,411

Total non-current liabilities	602,246	628,112

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.01 par value, 50,000,000 shares authorized, 27,841,178 and 27,834,574 shares issued and outstanding at February 4, 2001 and January 30, 2000, respectively	278	278

Additional paid-in capital	291,063	291,004

Stockholder receivable	(745)	(584)

Deferred compensation	(156)	(324)

Accumulated deficit	(150,827)	(155,827)

Total stockholders’ equity	139,613	134,547

Total liabilities and stockholders’ equity	$1,076,981	$1,035,652

      The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional				Total
			Paid-in	Stockholder	Deferred	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Compensation	Deficit	(Deficit)

Balances at February 1, 1998	19,113,388	$191	$130,513	$(1,168)	$(675)	$(203,916)	$(75,055)

Amortization of deferred compensation	—	—	—	—	182	—	182

Recovery of stockholder receivable	—	—	—	150	—	—	150

Issuance of common stock in initial public offering, net of transaction costs	8,625,000	86	158,537	—	—	—	158,623

Stock compensation	—	—	220	—	—	—	220

Exercise of options	30,444	1	366	—	—	—	367

Tax benefit of exercise of options	—	—	184	—	—	—	184

Net income	—	—	—	—	—	20,718	20,718

Balances at January 31, 1999	27,768,832	$278	$289,820	$(1,018)	$(493)	$(183,198)	$105,389

Amortization of deferred compensation	—	—	—	—	169	—	169

Recovery of stockholder receivable	—	—	—	434	—	—	434

Exercise of options	65,742	—	791	—	—	—	791

Tax benefit relating to stock option exercises	—	—	393	—	—	—	393

Net income	—	—	—	—	—	27,371	27,371

Balances at January 30, 2000	27,834,574	$278	$291,004	$(584)	$(324)	$(155,827)	$134,547

Amortization of deferred compensation	—	—	—	—	168	—	168

Recovery of stockholder receivable	—	—	—	28	—	—	28

Advances to stockholders	—	—	—	(189)	—	—	(189)

Exercise of options	6,604	—	59	—	—	—	59

Net income	—	—	—	—	—	5,000	5,000

Balances at February 4, 2001	27,841,178	$278	$291,063	$(745)	$(156)	$(150,827)	$139,613

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended

	February 4,	January 30,	January 31,
	2001	2000	1999

Cash flows provided by (used in) operating activities:

Net income	$5,000	$27,371	$20,718

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	33,120	26,066	20,930

Amortization of goodwill	4,799	1,941	—

Amortization of leasehold interests	1,841	761	919

Amortization of other deferred charges	1,067	607	563

Amortization of deferred financing costs	2,224	1,406	1,016

Tax benefit relating to stock option exercises	—	393	184

Equity in loss of joint venture	3,168	—	—

Extraordinary loss on early retirement of debt, net of income taxes	—	—	6,767

Cumulative effect of change in accounting principle, net of income taxes	—	741	—

Write-off of unamortized deferred charge	—	—	3,643

Deferred income taxes	193	15,637	15,542

Change in operating assets and liabilities, net of effects of acquisitions:

Receivables	(11,915)	(5,812)	(21,056)

Inventories	(7,577)	(93,567)	(45,848)

Prepaid expenses and other current assets	(208)	7,240	(200)

Accounts payable	25,172	11,203	7,925

Accrued payroll, accrued expenses and other current liabilities	(23,332)	2,793	(947)

Other operating activities	(1,083)	(811)	(6,753)

Net cash provided by (used in) operating activities	32,469	(4,031)	3,403

Cash flows provided by (used in) investing activities:

Business acquisitions, net of cash acquired	(1,182)	(218,201)	(892)

Capital expenditures	(32,080)	(41,358)	(37,846)

Expenditures for assets held for sale	(5)	(7,400)	(19,144)

Proceeds from sale of property and equipment and assets held for sale	5,029	8,760	21,650

Investment in joint venture	(3,168)	—	—

Due to affiliate	—	—	(1,000)

Other investing activities	(3,136)	(2,022)	(292)

Net cash used in investing activities	(34,542)	(260,221)	(37,524)

Cash flows provided by (used in) financing activities:

Borrowings under Senior Credit Facility	309,500	502,000	126,000

Payments under Senior Credit Facility	(291,840)	(218,340)	(87,065)

Issuance of common stock in initial public offering,	—	—	172,482

Underwriter’s discount and other IPO costs	—	—	(13,859)

Premiums paid upon early retirement of debt	—	—	(4,875)

Retirement of 11% Senior Subordinated Notes	—	—	(43,750)

Retirement of 12% Subordinated Notes	—	—	(50,000)

Payment of Senior Credit Facility with public offering proceeds	—	—	(53,825)

Payment of debt issuance costs	(1,815)	(4,730)	—

Payments on capital lease obligations	(10,934)	(10,905)	(8,634)

Advances to stockholders	(189)	—	—

Recovery of stockholder receivable	28	434	150

Exercise of options	59	791	367

Other financing activities	(3,367)	(726)	(232)

Net cash provided by financing activities	1,442	268,524	36,759

Net increase (decrease) in cash and cash equivalents	(631)	4,272	2,638

Cash and cash equivalents, beginning of period	11,762	7,490	4,852

Cash and cash equivalents, end of period	$11,131	$11,762	$7,490

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      CSK Auto Corporation is a holding company. At February 4, 2001, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly-owned subsidiary. On a consolidated basis, CSK Auto Corporation and subsidiary are referred to herein as the “Company.”

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At February 4, 2001, the Company operated 1,152 stores in 19 Western and Northern Plains states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Summary of Significant Accounting Policies

  Principles of Consolidation

      The consolidated financial statements include the accounts of CSK Auto Corporation and Auto for all years presented. In addition, the accounts of Automotive Information Systems, Inc. (“AIS”) are included in the accompanying financial statements from September 7, 1999, the date of acquisition (see Note 4). All intercompany accounts and transactions are eliminated in consolidation.

  Fiscal Year

      The Company’s fiscal year end is on the Sunday nearest to January 31 of the following calendar year. The fiscal year ended February 4, 2001 (“fiscal 2000”) consists of 53 weeks, while the fiscal years ended January 30, 2000 (“fiscal 1999”) and January 31, 1999 (“fiscal 1998”) each consisted of 52 weeks.

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

  Receivables

      Receivables are primarily comprised of amounts due from vendors for rebates or allowances, and amounts due from commercial sales customers.

  Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. As of February 4, 2001, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk.

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

  Inventories and Cost of Sales

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out method. Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. The Company recognizes vendor rebates, discounts and allowances based on the terms of the underlying agreements. Such amounts may be amortized over the life of the applicable agreements or recognized as inventory is sold. Certain operating and administrative costs associated with purchasing and handling of inventory are capitalized in inventories. The amounts of such costs included in inventories as of February 4, 2001 and January 30, 2000 were approximately $31.7 million and $31.8 million, respectively. In addition, the Company increases cost of sales and reduces inventory by an estimate of purchase discounts and volume rebates that are unearned at period end, based upon inventory turnover rates. Such capitalized purchase discounts totaled $23.6 million and $23.5 million as of February 4, 2001 and January 30, 2000, respectively. The replacement cost of inventories approximated $539.4 million and $548.3 million at February 4, 2001 and January 30, 2000, respectively.

  Property and Equipment

      Property, equipment and purchased software are recorded at cost. Depreciation and amortization are computed for financial reporting purposes utilizing primarily the straight-line method over the estimated useful lives of the related assets, which range from 5 to 25 years, or for leasehold improvements and property under capital leases, the base lease term or estimated useful life, if shorter. Maintenance and repairs are charged to earnings when incurred.

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

  Internal Software Development Costs

      During the first quarter of fiscal 1999, the Company adopted SOP 98-1 “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides for the capitalization of certain internal software development costs and amortization over the life of the related software. Previously, internal software development costs, consisting primarily of incremental internal labor costs and benefits, were expensed as incurred. Amounts capitalized during fiscal 2000 and fiscal 1999 were $2.6 million and $1.7 million, respectively. Accumulated amortization as of February 4, 2001 and January 30, 2000 was $0.7 million and $0.2 million, respectively. Total amounts charged to operations, prior to adoption of SOP 98-1, for fiscal 1998 were approximately $1.6 million.

  Leasehold Interests

      Leasehold interests represent the discounted net present value of the excess of the fair rental value over the respective contractual rent of facilities under operating leases acquired in business combinations. Amortization expense is computed on a straight-line basis over the respective lease terms. Accumulated amortization totaled $10.3 million and $16.6 million as of February 4, 2001 and January 30, 2000, respectively.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Goodwill

      The cost in excess of net assets acquired is amortized on a straight-line basis over periods ranging from 20 to 30 years, depending on the business acquired. Management estimates such periods using factors such as entry barriers in certain regions, operating rights and estimated lives of other operating assets acquired. The realizability of goodwill and other intangibles is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on cash flow and profitability projections that incorporate the impact of existing Company businesses. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections. Accumulated amortization as of February 4, 2001 and January 30, 2000 was $6.7 million and $1.9 million, respectively.

  Store Closing Costs

      The Company provides an allowance for estimated costs and losses to be incurred in connection with store closures and losses on the disposal of store-related assets, which is net of anticipated sublease income. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. See Note 13.

  Advertising

      The Company expenses all advertising costs as such costs are incurred. Amounts due under vendor cooperative advertising agreements are recorded as receivables until their collection. Advertising expense for fiscal 2000, 1999 and 1998 totaled $18.6 million, $16.5 million and $21.9 million, net of vendor funded cooperative advertising, respectively.

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

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities.

  Stock-Based Compensation

      SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations thereof. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 10.

  Earnings per Share

      Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding shares adjusted for the effect of stock options.

      Calculation of shares used in computing per share amounts is summarized as follows:

	Fiscal Year Ended

	February 4,	January 30,	January 31,
	2001	2000	1999

Common stock outstanding:

Beginning of period	27,834,574	27,768,832	19,113,388

End of period	27,841,178	27,834,574	27,768,832

Issued during period	6,604	65,742	8,655,444

Weighted average number of shares (basic)	27,839,348	27,815,160	26,722,322

Effects of dilutive securities	—	811,616	917,777

Weighted average number of shares (diluted)	27,839,348	28,626,776	27,640,099

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

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition. In June 2000, the SEC staff issued SAB 101B which delays the implementation date of SAB 101 until no later

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of the pronouncement did not have an impact on the Company’s financial position or the results of operations.

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

Note 3 — Investment in Joint Venture

      On March 1, 2000, the Company participated in the formation of a new joint venture, PartsAmerica.com (“PA”), with Advance Auto Parts (“Advance”) and Sequoia Capital. PA engages in the sale of automotive parts and accessories via e-commerce. PA operates independently from its partners and utilizes both Auto’s and Advance’s existing logistic systems to support its web-based operations.

      In exchange for approximately 37% of the outstanding equity of PA, the Company has contributed assets and incurred costs of approximately $3.2 million, which include associated transaction costs. The Company is accounting for its investment in PA under the equity method and, accordingly, recognizes its proportionate share of PA’s net income or loss. During fiscal 2000, the Company incurred non-cash charges of $3.2 million to recognize its proportionate share of PA’s net loss and to write off our remaining investment in the joint venture. Accordingly, as of February 4, 2001, the Company has no remaining investment in PA recorded in the accompanying consolidated balance sheets. Auto is not obligated to support PA financially beyond the extent of its original investment. See Note 5.

Note 4 — Business Acquisitions

  AllCar

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

      The AllCar stores are serviced out of the Company’s Mendota Heights Distribution Center and have been converted to the Checker name and store format and integrated into the Company’s operations. In connection with the integration of the AllCar stores, the Company incurred one-time transition and integration expenses of approximately $3.0 million, consisting primarily of grand opening advertising, training and re-merchandising costs. In addition, the Company incurred capital expenditures of approximately $3.1

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company’s store-level information systems in the AllCar stores.

      The AllCar Acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from April 28, 2000, the first day of operations subsequent to the acquisition. The financial statements reflect the preliminary allocation of the purchase price, based on estimated fair values at the date of acquisition. Approximately $5.0 million was allocated to inventory and fixed assets. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $4.3 million and is being amortized on a straight-line basis over 30 years.

  SuperAuto

      On June 19, 2000, the Company acquired one store in California for $1.0 million. The Company converted this store to the Kragen name and store format and integrated the store into the Company’s operations. No significant transition and integration costs were incurred relating to this acquisition.

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

      In connection with the integration of the AGA stores, the Company incurred one-time transition and integration expenses of approximately $15.7 million and $21.3 million during fiscal 2000 and 1999, respectively. These expenses consisted primarily of grand opening advertising, training and re-merchandising costs. In addition, the Company incurred one-time capital expenditures of approximately $5.6 million and $2.0 million during fiscal 2000 and 1999, respectively. These expenditures consisted primarily of equipment, store fixtures, signage and the installation of the Company’s store-level information systems in the AGA stores.

      As a result of the AGA acquisition, the Company has analyzed its store locations in California and the Pacific Northwest. The Company has closed or relocated 39 of the formerly owned AGA stores based on several factors including: (1) market saturation; (2) store profitability; and (3) store size and format. Costs associated with these closures consist of future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated sublease recoveries). In addition, the Company finalized a store closure plan for its own stores that overlap with AGA stores, which resulted in a pretax charges of approximately $2.5 million during the fourth quarter of fiscal 1999 and $3.7 million during the second quarter of fiscal 2000. The charges consisted of two components: (1) future rents to be paid over the remaining lease terms of the lease agreements for the stores (net of estimated sublease rentals); and (2) a write-down in the carrying amounts of leasehold improvements and other fixed assets associated with the affected stores. These charges were included in store closing costs in the accompanying Consolidated Statement of Operations. See Note 13.

      The AGA acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 2, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the final allocation of the purchase price, based on estimated fair values at the date of acquisition. Approximately $127.7 million was allocated to inventory, leasehold improvements, fixed assets and favorable lease rights. The final allocation also includes an estimated liability for the cost of closing the 39 acquired stores described above. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $63.3 million and is being amortized on a straight-line basis over 30 years.

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

      The AIS acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations are included in the consolidated operating results of the Company from September 7, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the final allocation of the purchase price, based on fair values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired resulted in goodwill of approximately $9.2 million and is being amortized on a straight-line basis over 20 years.

  Big Wheel

      On June 30, 1999, the Company acquired substantially all of the assets of APSCO Products Company dba Big Wheel/Rossi (“Big Wheel”), the leading retailer of auto parts in the Northern Plains states. Big Wheel operated 86 stores in Minnesota, North Dakota and Wisconsin along with a distribution center in Minnesota. The Company has converted these stores to the Checker name and store format and integrated these stores into the Company’s operations.

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

      In connection with the integration of the Big Wheel stores, the Company incurred one-time transition and integration expenses of approximately $5.2 million and $8.9 million during fiscal 2000 and 1999, respectively. These costs consist primarily of grand opening advertising, training and re-merchandising costs. In addition, the Company incurred one-time capital expenditures of approximately $1.5 million and $3.0 million during fiscal 2000 and 1999, respectively. These costs consist primarily of equipment fixtures, signage and the installation of the Company’s store-level information systems in the Big Wheel stores.

      The Big Wheel acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from July 1, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the final allocation of the purchase price, based on fair values at the date of acquisition. Approximately $19.5 million was allocated to inventory, leasehold improvements and fixed assets. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $60.0 million and is being amortized on a straight-line basis over 30 years.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  M&O Auto Parts

      On January 6, 1999, the Company acquired two stores in Alaska from M&O Auto Parts for $0.9 million. The Company has converted these stores to the Schuck’s name and store format and integrated these stores into the Company’s operations. No significant transition and integration costs were incurred relating to this acquisition.

      The Big Wheel and AGA Acquisitions were accounted for under the purchase method of accounting. Prior financial statements reflected the preliminary allocation of the purchase prices, based on estimated fair values at the date of the respective acquisition. During fiscal 2000, the Company made adjustments to reflect the final determination of certain acquired balances. Significant changes in the allocation of acquired balances include: (1) a lower accounts receivable valuation primarily relating to acquired accounts payable debit balances for vendors with which the Company does not conduct business; (2) a revised inventory allocation representing (a) a lower inventory valuation on core and warranty returns as a result of excessive acquired inventory levels; and (b) a lower valuation on non-returnable inventory lines not carried by the Company; (3) a leasehold rights allocation representing the discounted net present value of the excess of the fair market rental value over the respective contractual rent of stores under operating leases acquired; (4) an accounts payable adjustment as a result of an adjustment to acquired bank overdrafts; and (5) a revised closed store reserve reflecting the final costs of closing or relocating previously identified stores. The final allocations of the fair value of the assets and liabilities recorded as a result of the Big Wheel and AGA Acquisitions as well as preliminary allocations for the fiscal 2000 acquisitions is as follows (in thousands):

	Fiscal Year

	2000	1999	1998

Cash and cash equivalents	$108	$145	$—

Receivables	171	3,161	245

Inventories	4,499	103,023	1,208

Assets held for sale	—	3,238	835

Property and equipment	1,180	30,049	125

Goodwill	4,632	132,499	193

Leasehold interests	—	14,655	—

Prepaids and other assets	219	2,244	3

Deferred income taxes	—	3,137	—

Accounts payable	(3,702)	(36,851)	(109)

Accrued liabilities and other	(5,817)	(29,781)	(1,608)

Closed store reserves	—	(6,922)	—

Total cash purchase price	$1,290	$218,597	$892

      The following unaudited pro forma financial information presents the combined historical results of the Company, Big Wheel, AIS and AGA as if the acquisitions had occurred at the beginning of the periods presented, after giving effect to certain adjustments. Pro forma adjustments reflect the final purchase price allocations noted above and include the following: (1) amortization of goodwill of $2.7 million and $4.8 million for fiscal 1999 and 1998, respectively; (2) depreciation expense based on the allocation of purchase price to fixed assets of $1.4 million and $2.0 million for fiscal 1999 and 1998, respectively; and (3) interest expense and amortization of deferred financing costs associated with the additional borrowings under the Senior Credit Facility of $11.4 million and $19.0 million for fiscal 1999 and 1998, respectively; and (4) amortization of leasehold rights of $1.3 million for fiscal years 1999 and 1998. Although cost savings and

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other future synergy benefits of the combined companies are expected, no such benefits are reflected in this pro forma financial information.

	Fiscal Year Ended

	January 30,	January 31,
	2000	1999

	(unaudited)

	(in thousands, except
	per share data)

Net sales	$1,423,907	$1,296,272

Net income before extraordinary loss and cumulative effect of change in accounting principle	20,138	19,161

Net income	19,397	12,394

Basic earnings per share:

Net income before extraordinary loss and cumulative effect of change in accounting principle	.72	.72

Net income	.70	.46

Diluted earnings per share:

Net income before extraordinary loss and cumulative effect of change in accounting principle	.70	0.69

Net income	.68	0.45

      The pro forma combined results are not necessarily indicative of the results that would have occurred if the acquisitions and borrowings had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

Note 5 — Transactions and Relationships with Related Parties

      The Carmel Trust (“Carmel”) is a trust governed under the laws of Canada. Carmel is an affiliate of the Company.

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

      Under multiple agreements that expire in October 2006, the Company leases approximately 24,000 square feet of additional space at the above premises from Missouri Falls Partners for an annual rent of approximately $510,000.

      The Company also leases a parking lot adjacent to its corporate headquarters for an annual rental of $62,506 under a separate lease which expires in October 2006 from MFP Holdings, LLC, an affiliate of Carmel.

      From time to time, the Company has entered into sale-leaseback or other financing arrangements with related parties.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Beginning in October 1995, the Company entered into a series of sale-leaseback transactions with Transatlantic Realty, Inc. (“Realty”), another affiliate of Carmel, for various real property and fixtures. The total funding provided by Realty in these transactions through January 30, 2000 was approximately $33.1 million (of which $27.3 million was for real property and $5.8 million was for fixtures). This amount represented the Company’s cost of such assets. The Company has replaced approximately $27.3 million of the real property sale-leasebacks and certain of the fixture sale-leasebacks with similar arrangements with unrelated third parties. As of February 4, 2001, there were approximately $0.2 million of payments remaining under this facility.

      Beginning in October 1996, the Company entered into a series of sale-leaseback transactions with Transatlantic Leasing, Inc. (“Leasing”), another affiliate of Carmel, for certain real property. In November 2000, the last lease under this facility was terminated. In October 1997, the Company established a new sale-leaseback facility and the Company terminated the facility with Leasing.

      The Company believes that the terms of the transactions with affiliated parties described above in this Note were no less favorable to it than terms that may have been available from independent third parties at the time of the applicable transaction.

      In connection with his engagement as Chief Executive Officer, the Company loaned Mr. Jenkins $550,000, which he used to finance the purchase of the new home required as a result of his relocation. This loan was to mature in 1999 and bear interest at a rate of 4.545%. This loan was authorized by the Board of Directors prior to the commencement of Mr. Jenkins’ employment. In September 1999, the Company agreed to forgive $300,000 principal amount of the loan on November 1, 1999 and $250,000 principal amount, together with approximately $18,000 accrued and unpaid interest thereon on February 1, 2000, provided that Mr. Jenkins remained employed on such date (unless his failure to remain employed was caused by the Company’s termination of his employment).

      On March 1, 2000, the Company participated in the formation of PA, a new joint venture (see Note 3). During fiscal 2000, the Company contributed assets and incurred costs of approximately $3.2 million, which include associated transaction costs. The Company also incurred non-cash charges of $3.2 million to recognize its proportionate share of PA’s net loss and to write off our remaining investment in the joint venture. In addition, during fiscal 2000, the Company recorded sales to PA of approximately $0.5 million and incurred reimbursable costs of $0.3 million. As of February 4, 2001, the Company had a receivable from PA of approximately $0.4 million, which includes reimbursable costs and advances.

Note 6 — Property and Equipment

      Property and equipment is comprised of the following (in thousands):

	February 4,	January 30,
	2001	2000	Estimated Useful Life

Land	$893	$554

Buildings	1,244	766	25 years

Leasehold improvements	96,246	84,701	15 years or life of lease

Furniture, fixtures and equipment	124,998	113,677	10 years

Property under capital leases	80,667	67,976	5 – 15 years or life of lease

Purchased software	10,585	11,585	5 years

	314,633	279,259

Less: accumulated depreciation and amortization	(139,275)	(118,698)

Property and equipment, net	$175,358	$160,561

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated amortization of property under capital leases totaled $42.6 million and $32.3 million at February 4, 2001 and January 30, 2000, respectively.

Note 7 — Long Term Debt

  Senior Credit Facility

      Borrowings under the Senior Credit Facility of Auto are as follows (in thousands):

	February 4,	January 30,
	2001	2000

Term Loan (Tranche B), variable interest rates, average rate 8.9% and 7.4% for fiscal 2000 and 1999, respectively, semi-annual installments payable each June 30 and December 31, final installment is due October 31, 2003	$144,480	$145,320

Term Loan (Tranche B1), variable interest rates, average rate 8.9% and 7.8% for fiscal 2000 and 1999 respectively, semi-annual installments payable each June 30 and December 31, final installment is due October 31, 2003	123,500	124,500

Term Loan (Tranche B2), variable interest rates, average rate 8.9% and 8.2% for fiscal 2000 and 1999 respectively, semi-annual installments payable each June 30 and December 31, final installment is due October 31, 2003	148,500	150,000

Revolving Credit Commitment, variable interest rates, average rate 9.3% and 8.1% for fiscal 2000 and 1999, respectively, $125.0 million maximum capacity at February 4, 2001	110,000	89,000

Total	526,480	508,820

Less: current maturities	54,640	3,340

	$471,840	$505,480

      During December 2000, the Company amended and restated its Senior Credit Facility after previously amending and restating the Facility to provide additional funding for the consummation of the AGA and Big Wheel Acquisitions in fiscal 1999. As amended and restated, as of February 4, 2001, the Senior Credit Facility includes the following significant provisions:

•	The due date of the revolving credit commitment has been extended from October 31, 2001 to October 31, 2002;

•	Interest and commitment fees at variable rates as provided within a pricing grid with the rates commencing at LIBOR plus 3% on the revolving credit commitment and commitment fees of 0.5% of undrawn availability;

•	Easing of previously existing financial covenant requirements, including capital expenditure levels, and EBITDA and interest coverage ratios.

      Borrowings under the Senior Credit Facility are collateralized by a first priority security interest in substantially all of the personal property of Auto, subject to certain permitted liens. The Company also issued a guarantee of such borrowings under the Senior Credit Facility, which guarantee is collateralized by a pledge by the Company of all issued and outstanding capital stock of Auto. In addition, the revolving credit portion allows for the issuance of letters of credit that reduce revolver availability. Letters of credit outstanding were $4.1 million and $2.9 million at February 4, 2001 and January 30, 2000, respectively. After considering the letters of credit outstanding, there was $10.9 million in undrawn availability at February 4, 2001.

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

      Commitment fees on available funds under the Revolving Credit Commitment are payable quarterly in arrears on the average daily unused amount of the total commitment. Commitment fees totaling $81,000 and $103,000 were incurred in fiscal 2000 and 1999, respectively.

      The terms of the Senior Credit Facility include restrictions on investments, capital expenditures, dividends and certain other payments and require the Company to meet certain financial covenants. The Company believes it was in compliance with all such covenants at February 4, 2001.

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

      In April 1998, 35% of the aggregate principal amount of the 11% Senior Subordinated Notes was redeemed at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest thereon, to the redemption date, with the net proceeds of an initial public offering of Common Stock. See Note 9.

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

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  12% Subordinated Notes Due 2008

      On October 30, 1996, the Company issued and sold in a private placement $10.0 million aggregate principal amount of 12% Subordinated Series A Notes due 2008 (the “Series A Notes”) pursuant to an Indenture between the Company and Transatlantic Finance, Ltd., as Trustee, and $40.0 million aggregate principal amount of 12% Subordinated Series B Notes due 2008 (the “Series B Notes,” and together with the Series A Notes, the “12% Subordinated Notes”) pursuant to an Indenture between the Company and AIBC, N.V., as Trustee. The terms of the Series A Notes and the Series B Notes were identical. These notes were retired, in full, with proceeds of the Company’s March 1998 initial public offering of common stock. See Note 9.

      Included in other assets are the following debt financing charges which have been deferred and are being amortized over the life of the related debt instrument (in thousands):

	February 4,	January 30,
	2001	2000

11% Senior Subordinated Notes	$5,341	$5,341

Senior Credit Facility	7,880	6,023

Accumulated amortization	(5,411)	(3,187)

Total	$7,810	$8,177

      At February 4, 2001, the estimated maturities of long term debt were (in thousands):

Fiscal Year	Amount

2001	$54,640

2002	199,920

2003	271,920

2004	—

2005	—

Thereafter	81,250

$607,730

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As more fully described in Note 9, the Company completed an initial public offering of its common stock in March 1998. Net proceeds from the offering were used to reduce outstanding debt of the Company, as follows (in millions):

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

Note 8 — Leases

      The Company leases its office and warehouse facilities, all but three of its retail stores, and a majority of its equipment. Generally, store leases provide for minimum rentals and the payment of utilities, maintenance, insurance and taxes. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. The majority of lease agreements are for base lease periods ranging from 15 to 20 years, with three to five renewal options of five years each.

      Until December 31, 2000, the Company also had access to an off-balance sheet operating lease facility that was used to finance new store construction. As of February 4, 2001, $9.6 million had been utilized under this facility. Under a similar agreement that expired on May 31, 1999 with respect to the addition of new stores, approximately $80.9 million was used to finance new store construction. The Company is currently negotiating a new lease facility.

      Operating lease rental expense is as follows (in thousands):

	Fiscal Year

	2000	1999	1998

Minimum rentals	$123,298	$97,748	$75,689

Contingent rentals	945	976	1,088

Sublease rentals	(6,970)	(5,395)	(5,089)

	$117,273	$93,329	$71,688

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease obligations under non-cancelable leases at February 4, 2001 are as follows (in thousands):

	Operating	Capital
For Fiscal Years	Leases	Leases

2001	$122,985	$14,800

2002	115,549	13,387

2003	103,244	10,002

2004	87,459	6,496

2005	77,683	1,456

Thereafter	387,218	3,410

	$894,138	49,551

Less: amounts representing interest		(9,400)

Present value of obligations		40,151

Less: current portion		(10,878)

Long term obligation		$29,273

      The above amounts include future minimum lease obligations under operating leases with affiliates totaling $12.9 million at February 4, 2001. Operating lease rental expense under leases with affiliates totaled $2.7 million for the year ended February 4, 2001, $2.4 million for the year ended January 30, 2000, and $3.2 million for the year ended January 31, 1999.

      Future minimum sublease rental income under non-cancelable subleases for fiscal 2001, 2002, 2003, 2004, 2005 and thereafter is approximately $7.9 million, $6.6 million, $5.3 million, $3.7 million, $2.8 million and $5.8 million, respectively.

Note 9 — Capital Stock and Initial Public Offering

      On March 17, 1998, the Company completed an initial public offering (the “IPO”) of approximately 8.6 million shares of its common stock, generating proceeds of approximately $159.1 million, net of offering expenses. The offering proceeds were used to retire the Company’s 12% Subordinated Notes and other indebtedness as more fully described in Note 7. Upon retirement of the 12% Subordinated Notes, all of the outstanding preferred stock of Auto was cancelled.

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

Note 10 — Employee Benefit Plans

      The Company provides various health, welfare and disability benefits to its full-time employees which are funded primarily by Company contributions. The Company does not provide post-employment or post-retirement health care or life insurance benefits to its employees.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Retirement Program

      The Company sponsors a 401(k) plan which is available to all employees of the Company who have completed one year of continuous service. Effective October 1, 1997, the Company matches from 40% to 60% of employee contributions in 10% increments, based on years of service with the Company, up to 4% of the participant’s base salary. Prior to October 1, 1997, the Company matched 20% of employee contributions, up to 6% of the participant’s base salary, without regard to years of service. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company’s matching contributions totaled $1,377,300, $1,422,400, and $1,258,500 for fiscal years 2000, 1999, and 1998, respectively.

  1996 Stock Option Plans

      On October 30, 1996, the Company awarded options to purchase shares of common stock under its Associate Stock Option Plan (the “Associate Plan”) and its Executive Stock Option Plan (the “Executive Plan” and together with the Associate Plan, the “Plans”) in order to provide incentives to store managers and salaried corporate and warehouse employees of the Company. In October 1996 and February 1997, the Company’s Board of Directors approved the Associate Plan and the Executive Plan, respectively. The Compensation Committee of the Board of Directors has been appointed to administer the Plans.

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

      As a result of the IPO, each then outstanding option granted under the Plans became exercisable upon vesting. Options granted under the Associate Plan vest in three equal installments on the second, third and fourth anniversaries of the date of their grant, assuming the associate’s employment continues during this period (“Four Year Vesting”). Options granted under the Executive Plan are subject to the Four Year Vesting as to 84% of such options and performance vesting (over the same four years) as to the remaining 16%. The performance vesting criteria is based upon achieving specified operating results. Partial vesting of options subject to performance vesting occurs if the Company achieves less than 95% of the specified operating results. Any portion of options granted under the Executive Plan which are subject to performance vesting and which do not vest during the four years will automatically vest 90 days prior to the end of the option’s term. If the specified operating results are exceeded for any year by at least 10%, the executive will receive options for up to an additional 5% (20% on a cumulative basis) of his or her original option grant at an exercise price equal to that of the original grant. As a result of exceeding the specified results, additional option grants of approximately 15,000, 18,000 and 8,700 were granted in April 2001, 2000 and 1999, respectively.

      As of February 4, 2001, the Company has granted options to purchase 905,873 shares under the Associate Plan and 602,252 shares under the Executive Plan, net of cancellations and exercises. Except for 96,062 options granted under the Executive Plan (see “Employment Agreements” below), the exercise prices represent the fair market value at the date of grant based upon the price paid for such shares and other valuation analyses performed by the Company, or actual market prices as determined by trades reported by the New York Stock Exchange subsequent to the IPO, as applicable.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  1999 Stock Option Plan

      On April 30, 1999, the Company adopted the 1999 Employee Stock Option Plan (the “1999 Plan”) in order to attract, retain and motivate qualified individuals to serve as employees of the Company. The 1999 Plan is administered by the Compensation Committee of the Board of Directors of the Company, which has broad authority in administering and interpreting the plan.

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

      As of February 4, 2001, the Company has granted options to purchase 530,186 shares under the 1999 Plan, net of cancellations and exercises. The exercise prices represent the fair market value at the date of grant based upon actual market prices as determined by trades reported by the New York Stock Exchange. Options granted under the 1999 Plan vest and become exercisable as determined by the Board of Directors.

  Directors Stock Plan

      Directors who are currently associated with the Investcorp Group or the Carmel Group do not currently receive any compensation for serving as directors. In June 1998, the Company’s Board of Directors adopted a non-employee director compensation plan, which was approved in June 1999. The plan provides for an aggregate of up to 50,000 shares in the form of restricted stock grants or stock options. The Board of Directors has adopted a policy which provides the two non-employee directors who are not associated with the Investcorp Group or the Carmel Group with an annual stipend of $25,000, of which at least $10,000 must be paid in the form of restricted stock grants. Pursuant to this Plan, two Directors were granted a total of 1,854, 1,534 and 1,516 shares of restricted stock during fiscal years 2000, 1999 and 1998, respectively.

  Employment Agreements

      Auto has entered into an employment agreement with its Chairman pursuant to which he is paid a fixed base salary and is eligible for a bonus based upon earnings per share. The agreement does not contain a stated termination date, but rather is terminable at will by either party. If Auto were to terminate the employment of the Chairman without cause, or if he terminates his employment for good reason, Auto has agreed to pay to the Chairman his base salary and performance bonus for a period of 24 months. The Chairman also received a loan of $550,000 from the Company, bearing interest at 4.545%. In consideration of the Chairman’s efforts regarding the Company’s acquisitions (see Note 4), $300,000 in principal amount of this loan was forgiven during the fourth quarter of fiscal 1999, with the remaining balance (including accrued and unpaid interest) forgiven during the first quarter of fiscal 2000. Auto had entered into an employment agreement with its then President pursuant to which he was paid a base salary and a bonus based upon earnings per share. The agreement was terminated effective April 1, 2000 in connection with the President’s retirement from day-to-day operations.

      In connection with the commencement of his employment, the Company agreed to pay the Chairman $1.0 million which, in turn, was used by the Chairman to purchase 83,079 shares of common stock from a member of the Investcorp Group, reflecting a share value of $12.04, the fair market value at the date of the agreement. The Company also loaned the Chairman approximately $440,000 to pay the income tax consequences of the award. The loan bears interest at the rate applicable to borrowings under the Revolving Credit Commitment. This loan was paid in full in December 1998.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the execution of his employment agreement, the Company’s Chairman received options for 401,967 shares of common stock, exercisable at $12.04 per share. As of February 4, 2001, these options were fully vested. The Company’s Chairman received options for 39,940 shares of common stock, exercisable at $12.04 per share, effective as of February 1, 1998. These options will vest and become exercisable in four equal annual installments beginning in April 1999. In connection with the issuance of these options, the Company will recognize a charge to earnings of approximately $0.2 million over the vesting period for the difference between the exercise price and the fair market value of the common stock at the date of grant. In connection with the IPO, the Company’s Chairman received options for 216,635 shares of common stock, exercisable at $20.00 per share, the fair market value at the date of grant based on the IPO. These options will vest and become exercisable in three equal annual installments beginning in April 2000.

      The Company also has a supplemental retirement plan agreement with the Chairman which provides supplemental retirement benefits for a period of ten years beginning the earlier of February 1, 2006 or the first anniversary of the date of termination of his employment, provided he is terminated without Cause (as defined in such retirement plan agreement). The benefit amount payable to the Chairman under this agreement is based on the percentage of the benefit vested as of the date of termination of his employment, not to exceed $600,000 per annum.

      In connection with the execution of his employment agreement, the Company’s former President received an option for 299,337 shares of common stock, exercisable at $12.04 per share. As of February 4, 2001, these options were fully vested.

  Management Stock Purchase Agreements and Loan Plans

      In December 1997, the Company entered into stock purchase agreements with certain executives of the Company. Under the terms of the agreements, the Company agreed to issue a total of 180,600 shares of its common stock at a price of $12.04 per share. In addition, the Company granted certain executives non-qualified options to purchase 96,058 shares of its common stock, also at a price of $12.04 per share. The options contain similar terms and vesting provisions as existing options under the Company’s Executive Stock Option Plan. In addition, in the fourth quarter of fiscal 1997, the Company recorded deferred compensation of approximately $0.5 million to reflect the difference between the exercise price and the fair market value of stock associated with the options granted to certain executives. The deferred compensation will produce a charge to earnings over the vesting period of the options.

      Of the total consideration paid to the Company of $2.2 million in connection with the purchase of the Company’s common stock by certain executives, approximately $1.0 million was loaned by the Company to certain executives to purchase 84,542 of the shares (the “Stock Loans”). In addition, the Company loaned $0.2 million to certain executives during fiscal 2000 to purchase additional shares. The Stock Loans are collateralized by the stock under pledge agreements, provide full recourse to the executive, bear interest at the average rate paid by the Company under the revolving portion of its Senior Credit Facility, and mature in December 2003.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Options Activity

      Activity in all of the Company’s stock option plans is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Fair Value

Balance at February 1, 1998	2,022,652	$13.19

Granted at market price	267,784	25.03	$12.20

Exercised	(30,444)	12.04

Cancelled	(114,790)	13.66

Balance at January 31, 1999	2,145,202	14.56

Granted at market price	1,040,302	24.32	$13.22

Exercised	(65,742)	12.04

Cancelled	(142,701)	19.71

Balance at January 30, 2000	2,977,061	17.78

Granted at market price	294,844	9.54	$7.64

Granted above market price	18,531	12.04	$9.79

Exercised	(6,604)	12.04

Cancelled	(287,642)	19.50

Balance at February 4, 2001	2,996,190	$16.77

      The following table summarizes information about the Company’s stock options at February 4, 2001:

	Options Outstanding

		Weighted Average
	Number	Remaining	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price

$2.72 — $ 9.75	134,500	6.74	$6.01
$9.78 — $12.04	1,506,744	3.23	12.01
$12.06 — $20.00	692,571	5.22	16.96
$20.13 — $32.25	650,540	5.12	29.62
$32.32 — $36.53	11,835	5.16	33.96

$2.72 — $36.53	2,996,190	4.27	$16.77

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Options Exercisable

		Weighted
	Number	Average
Range of Exercise Prices	Exercisable	Exercisable Price

$2.72 — $ 9.75	—	$—
$9.78 — $12.04	1,244,689	12.04
$12.06 — $20.00	129,360	16.50
$20.13 — $32.25	239,062	30.42
$32.32 — $36.53	463	33.03

$2.72 — $36.53	1,613,574	$15.13

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, net income and diluted earnings per share would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	Fiscal Year

	2000	1999	1998

Net income:

As reported	$5,000	$27,371	$20,718

Pro forma	1,852	24,471	19,621

Diluted earnings per share:

As reported	$0.18	$0.96	$0.75

Pro forma	0.07	0.85	0.71

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black Scholes method of option pricing and is based upon the following assumptions:

	Fiscal Year

	2000	1999	1998

Dividend yield	0%	0%	0%

Risk free interest rate	5.35- 6.65%	4.75- 5.94%	4.25- 5.63%

Expected life of options	6 years	6 years	6 years

Expected volatility	98%	49%	43%

Note 11 — Supplemental Schedule of Cash Flows

      Interest paid during fiscal 2000, 1999, and 1998 amounted to $61.5 million, $36.7 million, and $29.4 million, respectively. Income taxes paid during fiscal 2000 and 1999 amounted to $0.7 million and $6.8 million, respectively. No income taxes were paid in fiscal 1998.

      The Company acquired certain fixtures and other equipment under capital lease arrangements totaling approximately $13.5 million, $17.2 million, and $10.5 million in fiscal 2000, 1999, and 1998, respectively.

Note 12 — Income Taxes

      The provision for income taxes (exclusive of extraordinary items) is comprised of the following (in thousands):

	Fiscal Year

	2000	1999	1998

Current:

Federal	$—	$450	$225

State	—	387	130

	—	837	355

Deferred:

Federal	1,052	13,707	12,614

State	(859)	2,892	2,777

	193	16,599	15,391

Total	$193	$17,436	$15,746

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

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the differences between the Company’s provision for income taxes and the expected provision, exclusive of extraordinary items (in thousands):

	Fiscal Year

	2000	1999	1998

Income before income taxes, extraordinary loss and cumulative effect of change in accounting principle	$5,193	$45,548	$43,231

Federal income tax rate	34%	35%	35%

Expected provision for income taxes	1,766	15,942	15,131

Non-deductible goodwill and other permanent differences	406	521	153

State taxes, net of federal benefit	243	2,131	2,019

Reversal of reserves no longer required	(1,222)	—	(807)

Tax credits and other	(1,000)	(1,158)	(750)

Actual provision for income taxes	$193	$17,436	$15,746

      The current and non-current deferred tax assets and liabilities consist of the following (in thousands):

	February 4,	January 30,
	2001	2000

Gross deferred tax assets:

Store closing costs	$616	$1,905

Accrued employee benefits	5,654	5,949

Capital lease expenditures	389	555

Internally developed software	—	933

Preopening costs	—	573

Reserve for legal settlement	3,491	—

Provision for bad debts	949	862

Tax loss carryforwards	11,239	2,242

Other	5,025	2,727

Total gross deferred tax assets	27,363	15,746

Gross deferred tax liabilities:

Inventory	20,602	14,931

Depreciation	8,663	4,478

Provision for site selection costs	4,443	2,052

Other	1,066	1,503

Total gross deferred tax liabilities	34,774	22,964

Net deferred tax liability	$(7,411)	$(7,218)

      The net deferred tax assets (liabilities) are reflected in the accompanying balance sheets as follows:

	February 4,	January 30,
	2001	2000

Current deferred tax assets (liabilities), net	$3,133	$(1,417)

Non-current deferred tax liabilities	(10,544)	(5,801)

Net deferred tax liability	$(7,411)	$(7,218)

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has recorded deferred tax assets of approximately $11.2 million as of February 4, 2001 reflecting the benefit of federal and state tax loss carryforwards approximating $30.7 million and $11.0 million, which begin to expire in 2013 and 2006, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company believes that no valuation allowance is required for deferred tax assets in excess of deferred tax liabilities. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Note 13 — Store Closing Costs

      The Company provides an allowance for estimated costs and losses to be incurred in connection with store closures. For stores to be closed, such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months (prior to January 31, 1999, eighteen months). For stores to be relocated, such costs are recognized when an agreement for the new location has been reached with a landlord and site plans meet preliminary municipal approvals. The allowance for store closing costs is included in accrued expenses in the accompanying financial statements, and consists primarily of future rents to be paid over the remaining terms of the master lease agreement for stores, net of estimated sub-lease recoveries. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which run through March 2018.

      Activity in the provision for store closings and the related store closing costs for the three years ended February 4, 2001, is as follows (in thousands):

	Fiscal Year

	2000	1999	1998

Balance, beginning of year	$4,802	$2,670	$8,379

Store closing costs:

Store closing costs, gross	6,101	5,252	1,925

Adjustments to prior year plans	(41)	(387)	(620)

Revisions in estimates	—	35	(970)

Store closing costs, net	6,060	4,900	335

Purchase accounting adjustments:

Big Wheel	—	98	—

Al’s and Grand Auto Supply	2,744	4,080	—

Total purchase accounting adjustments	2,744	4,178	—

Payments	(12,054)	(6,946)	(6,044)

Balance, end of year	$1,552	$4,802	$2,670

      During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in normal operating expenses. As a result of the AGA acquisition, the Company analyzed store locations in California and the Pacific Northwest. The Company closed or relocated 39 of the former AGA stores (of which 37 were closed as of January 30, 2000) based on several factors including: (1) market saturation; (2) store profitability; and (3) store size and format. Costs associated with these closures have been considered in the final purchase price allocation (see Note 4). In addition, the Company finalized a store closure plan for CSK owned stores that overlap with AGA stores, which resulted in pretax charges of approximately $3.7 million and $2.5 million during fiscal 2000 and 1999, respectively. The charges consist of two components: (1) future rents to be paid over the remaining terms of the master lease

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements for the stores (net of estimated sub-lease recoveries); and (2) write-down of leasehold improvements and other fixed assets associated with the stores.

      As part of the purchase price allocation for the AGA and Big Wheel stores (see Note 4), the Company recorded an allowance for the costs of closing or relocating certain stores.

      Adjustments to prior plans relate to costs for store closures that were accrued in prior years but withdrawn from the Company’s store closure plan in the period of adjustment. Such withdrawals are due to subsequent improvements in the underlying economics of the store’s performance or (in the case of store relocation) because the Company was unable to secure a previously identified site upon acceptable lease terms. The Company had significant adjustments to prior year plans in 1998 because of changes resulting from improved performance at certain stores scheduled for closure in 1998. Further significant changes to the strategic plan are not considered likely. All relocations and store closings are anticipated to be completed within twelve months of accrual and only after costs can be estimated.

      Other cost revisions are comprised of changes in expected future rental costs for vacant or sub-leased store locations, which are due largely to early terminations of lease agreements.

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

Store Count by	Beginning		Plan		Balance to
Fiscal Year	Balance	Stores Added	Amendments	Stores Closed	be Closed

1997	56	36	(15)	(29)	48

1998	48	24	(10)	(33)	29

1999	29	87	(11)	(77)	28

2000	28	24	(1)	(42)	9

      At February 4, 2001, there were 9 stores remaining to be closed under the Company’s store closing plans, comprised of the following:

Store Count by	Stores in	Plan		Balance to
Year of Accrual	Closing Plan	Amendments	Stores Closed	be Closed

1999	87	(2)	(82)	3

2000	24	—	(18)	6
				9

Note 14 — Legal Matters

      As previously disclosed, on May 4, 1998, a lawsuit was filed against the Company in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purported to be a class action for all present and former California store managers and senior assistant managers and sought overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. The Company was also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. The Company has finalized a settlement of all of these lawsuits. The final amount of the settlement was approximately $8.8 million (which includes plaintiff’s attorneys’ fees and costs and other miscellaneous expenses).

      The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 250 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc.,

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against the Company. The complaint alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. The Company believes the suit is without merit and plans to vigorously defend it. The Company, with other defendants, has filed a motion to dismiss and certain other procedural motions. A decision on these motions is not anticipated until the second or third quarter of fiscal 2001. The Company does not currently believe that this complaint will result in liabilities material to its consolidated financial position, results of operations or cash flows.

      The Company currently and from time to time is involved in other litigation incidental to the conduct of its business. The damages claimed in some of this litigation are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to its consolidated financial position, results of operations or cash flows.

Note 15 — Fair Value of Financial Instruments

      The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows (in thousands):

	February 4, 2001		January 30, 2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$11,131	$11,131	$11,762	$11,762

Receivables	79,901	79,901	69,129	69,129

Amounts due under Senior Credit Facility	526,480	526,480	508,820	508,820

Obligations under 11% Senior Subordinated Notes	81,250	55,656	81,250	82,367

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item with respect to Directors is incorporated by reference from the information under the caption “Election of Directors” contained in our definitive proxy statement in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders to be held on June 19, 2001 (the “Proxy Statement”).

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

           Report of Independent Accountants

           Consolidated Balance Sheets — February 4, 2001 and January 30, 2000

           Consolidated Statements of Operations — Fiscal Years Ended February 4, 2001, January 30, 2000, and

            January 31, 1999

           Consolidated Statements of Stockholders’ Equity — Fiscal Years Ended February 4, 2001, January 30, 2000,

            and January 31, 1999

           Consolidated Statements of Cash Flows — Fiscal Years Ended February 4, 2001, January 30, 2000, and

            January 31, 1999

           Notes to Consolidated Financial Statements

      (a)(2)  The following financial statement schedule of CSK Auto Corporation for the three years ended February 4, 2001 is included in this Report on Form 10-K, as required by Item 14(d): Schedule II — Valuation and Qualifying Accounts and report of independent accountants thereon. Other schedules have been omitted because information is not required or otherwise is included in the Notes to the Consolidated Financial Statements.

      (a)(3)  Exhibits:

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company.
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among Auto, The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., and the Lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.01.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000.
4.01.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000.
4.02	Indenture, dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schuck’s Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between Auto and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.01.2	Amendment to Employment Agreement, dated as of September 24, 1999, between Auto and Maynard Jenkins, incorporated herein. by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.02	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.04	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.06	Supplemental Executive Retirement Plan Agreement, dated August 28, 2000 between Auto and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 13, 2000 (File No. 001-13927).
10.07	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.08	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).

Exhibit
Number	Description of Exhibits

10.09	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.10	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.11	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan.
10.12	Amended and Restated Lease, dated October 23, 1989 (the “Missouri Falls Lease”), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.13	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.14	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.15	Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000.
10.16	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2000.
10.17	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000.
10.18.1	Stockholders’ Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.18.2	Form of Supplemental Stockholders’ Agreement Signature Page, Incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.18.3	Amendment to the Stockholders’ Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.18.4	Letter Agreement re: Stockholders’ Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.19	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, Incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.20	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson.
10.22	Employment Agreement between CSK Auto, Inc. and Lon B. Novatt.
10.23	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward.
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.

(b)  Reports on Form 8-K: None

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of CSK Auto Corporation:

      Our audits of the consolidated financial statements referred to in our report dated March 28, 2001 appearing in this Annual Report on Form 10-K of CSK Auto Corporation and its subsidiary also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

March 28, 2001

CSK AUTO CORPORATION AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years 2000, 1999, and 1998

	Balance at	Charged to	Purchase		Balance at
	Beginning of	Costs and	Accounting		End of
Description	Period	Expenses	Adjustments	Deductions	Period

	(in thousands)

Allowance for Bad Debts:

Year Ended January 31, 1999	$2,403	$1,591	$—	$(2,291)	$1,703

Year Ended January 30, 2000	1,703	3,910	1,178	(3,497)	3,294

Year Ended February 4, 2001	3,294	6,119	1,289	(6,466)	4,236

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of May 2001.

CSK AUTO CORPORATION

By:	/s/MAYNARD JENKINS

Maynard Jenkins
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 1st day of May 2001.

/s/ MAYNARD JENKINS Maynard Jenkins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN F. ANTIOCO John F. Antioco	Director

/s/ JAMES BAZLEN James Bazlen	Director

/s/ CHARLES L. GRIFFITH Charles L. Griffith	Director

/s/ MORTON GODLAS Morton Godlas	Director

/s/ CHARLES K. MARQUIS Charles K. Marquis	Director

/s/ CHRISTOPHER J. O’BRIEN Christopher J. O’Brien	Director

/s/ MAMOUN ASKARI Mamoun Askari	Director

/s/ ROBERT SMITH Robert Smith	Director

/s/ CHRISTOPHER J. STADLER Christopher J. Stadler	Director

/s/ JULES TRUMP Jules Trump	Director

/s/ EDDIE TRUMP Eddie Trump	Director

/s/ SAVIO W. TUNG Savio W. Tung	Director

/s/ DON W. WATSON Don W. Watson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company.
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among Auto, The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., and the Lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.01.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000.
4.01.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000.
4.02	Indenture, dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schuck’s Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between Auto and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.01.2	Amendment to Employment Agreement, dated as of September 24, 1999, between Auto and Maynard Jenkins, incorporated herein. by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.02	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.04	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.06	Supplemental Executive Retirement Plan Agreement, dated August 28, 2000 between Auto and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 13, 2000 (File No. 001-13927).
10.07	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.08	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).

Exhibit
Number	Description of Exhibits

10.09	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.10	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.11	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan.
10.12	Amended and Restated Lease, dated October 23, 1989 (the “Missouri Falls Lease”), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.13	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.14	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.15	Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000.
10.16	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2000.
10.17	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000.
10.18.1	Stockholders’ Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.18.2	Form of Supplemental Stockholders’ Agreement Signature Page, Incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.18.3	Amendment to the Stockholders’ Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.18.4	Letter Agreement re: Stockholders’ Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.19	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, Incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.20	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson.
10.22	Employment Agreement between CSK Auto, Inc. and Lon B. Novatt.
10.23	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward.
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.