Form 10-Q
period 2001-05-06
CSK AUTO CORP
filed 2001-06-19
CIK 1051848

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended May 6, 2001
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of June 18, 2001, CSK Auto Corporation had 27,841,178 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                      CSK AUTO CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                          May 6,      February
                                                           2001       4, 2001
                                                        -----------  ----------
                                                        (Unaudited)
                        ASSETS
                        ------

Cash and cash equivalents.............................. $   13,483   $   11,131
Receivables, net of allowances of $4,838 and $4,236,
 respectively..........................................     88,407       79,901
Inventories............................................    644,143      621,814
Deferred income taxes..................................      2,366        3,133
Assets held for sale...................................      1,299        1,497
Prepaid expenses and other current assets..............     21,318       19,169
                                                        ----------   ----------
    Total current assets...............................    771,016      736,645
                                                        ----------   ----------
Property and equipment, net                                165,892      175,358
Leasehold interests, net...............................     19,517       20,244
Goodwill, net..........................................    130,570      130,544
Other assets, net......................................     14,837       14,190
                                                        ----------   ----------
    Total assets....................................... $1,101,832   $1,076,981
                                                        ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Accounts payable....................................... $  261,332   $  199,483
Accrued payroll and related expenses...................     28,845       27,673
Accrued expenses and other current liabilities.........     35,399       42,448
Current maturities of amounts due under Senior Credit
 Facility..............................................     54,640       54,640
Current maturities of capital lease obligations........     10,206       10,878
                                                        ----------   ----------
    Total current liabilities..........................    390,422      335,122
                                                        ----------   ----------
Amounts due under Senior Credit Facility...............    438,840      471,840
Obligations under 11% Senior Subordinated Notes........     81,250       81,250
Obligations under capital leases.......................     28,671       29,273
Deferred income taxes..................................     10,811       10,544
Other..................................................      9,930        9,339
                                                        ----------   ----------
    Total non-current liabilities......................    569,502      602,246
                                                        ----------   ----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par value, 50,000,000 shares
   authorized;
   27,841,178 shares were issued and outstanding at May
   6, 2001 and
   February 4, 2001....................................        278          278
Additional paid-in capital.............................    291,063      291,063
Stockholder receivable.................................       (745)        (745)
Deferred compensation..................................       (114)        (156)
Accumulated deficit....................................   (148,574)    (150,827)
                                                        ----------   ----------
    Total stockholders' equity.........................    141,908      139,613
                                                        ----------   ----------
    Total liabilities and stockholders' equity......... $1,101,832   $1,076,981
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

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (in thousands, except share and per share data)

                                                          Thirteen Weeks Ended
                                                          ---------------------
                                                            May 6,   April 30,
                                                             2001       2000
                                                          ---------- ----------
Net sales................................................ $  356,121 $  356,354
Cost of sales............................................    187,535    182,811
                                                          ---------- ----------
Gross profit.............................................    168,586    173,543
Other costs and expenses:
  Operating and administrative...........................    144,671    135,354
  Store closing costs....................................      2,295      1,845
  Transition and integration expenses....................        250     11,447
  Goodwill amortization..................................      1,183      1,112
                                                          ---------- ----------
Operating profit.........................................     20,187     23,785
Interest expense, net....................................     16,747     14,558
                                                          ---------- ----------
Income before income taxes...............................      3,440      9,227
Income tax expense.......................................      1,187      3,552
                                                          ---------- ----------
Net income............................................... $    2,253 $    5,675
                                                          ========== ==========
Basic earnings per share:
  Net income............................................. $     0.08 $     0.20
                                                          ---------- ----------
Shares used in computing per share amounts............... 27,841,178 27,836,587
                                                          ========== ==========
Diluted earnings per share:
  Net income............................................. $     0.08 $     0.20
                                                          ========== ==========
Shares used in computing per share amounts............... 27,841,178 27,836,587
                                                          ========== ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                            Common Stock    Additional
                          -----------------  Paid-in   Stockholder   Deferred   Accumulated  Total
                            Shares   Amount  Capital   Receivable  Compensation   Deficit    Equity
                          ---------- ------ ---------- ----------- ------------ ----------- --------
Balances at February 4,
 2001...................  27,841,178  $278   $291,063     $(745)      $(156)     $(150,827) $139,613
Amortization of deferred
 compensation
 (unaudited)............         --    --         --        --           42            --         42
Net income (unaudited)..         --    --         --        --          --           2,253     2,253
                          ----------  ----   --------     -----       -----      ---------  --------
Balances at May 6, 2001
 (unaudited)............  27,841,178  $278   $291,063     $(745)      $(114)     $(148,574) $141,908
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

                      CSK AUTO CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                        Thirteen Weeks Ended
                                                     --------------------------
                                                     May 6, 2001 April 30, 2000
                                                     ----------- --------------
Cash flows provided by (used in) operating
 activities:
  Net income........................................  $  2,253      $  5,675
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization of property and
     equipment......................................     8,360         7,727
    Amortization of goodwill........................     1,183         1,112
    Amortization of leasehold interests.............       465           166
    Amortization of deferred financing costs........       692           540
    Amortization of other deferred charges..........       361           200
    Deferred income taxes...........................     1,034           --
    Change in operating assets and liabilities, net
     of effects of acquisitions:
      Receivables...................................    (8,506)       (8,536)
      Inventories...................................   (23,538)       (4,296)
      Prepaid expenses and other current assets.....    (2,174)          394
      Accounts payable..............................    61,849         8,724
      Accrued payroll, accrued expenses and other
       current liabilities..........................    (5,691)          359
      Other operating activities....................     1,621        (1,175)
                                                      --------      --------
        Net cash provided by operating activities...    37,909        10,890
                                                      --------      --------
Cash flows provided by (used in) investing
 activities:
  Business acquisitions, net of cash acquired.......       --           (600)
  Capital expenditures..............................    (4,643)       (8,325)
  Proceeds from sale of property and equipment and
   assets held for sale.............................     5,808           --
  Investment in joint venture.......................       --         (2,605)
  Other operating activities........................    (1,206)         (302)
                                                      --------      --------
        Net cash used in investing activities.......       (41)      (11,832)
                                                      --------      --------
Cash flows provided by (used in) financing
 activities:
  Borrowings under Senior Credit Facility...........    55,000        54,000
  Payments under Senior Credit Facility.............   (88,000)      (46,000)
  Payments on capital lease obligations.............    (2,443)       (2,603)
  Advances to stockholders..........................       --            (98)
  Exercise of options...............................       --             36
  Other financing activities........................       (73)          (60)
                                                      --------      --------
        Net cash provided by (used in) financing
         activities.................................   (35,516)        5,275
                                                      --------      --------
        Net increase in cash and cash equivalents...     2,352         4,333
Cash and cash equivalents, beginning of period......    11,131        11,762
                                                      --------      --------
Cash and cash equivalents, end of period............  $ 13,483      $ 16,095
                                                      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CSK AUTO CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Thirteen Weeks Ended May 6, 2001

  CSK Auto Corporation is a holding company. At May 6, 2001, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary ("Auto"). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the "Company."

  Auto is a specialty retailer of automotive aftermarket parts and accessories. At May 6, 2001, the Company operated 1,155 stores in 19 Western and Northern Plains states as a fully integrated company under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states; Schuck's Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1--Basis of Presentation

  The unaudited consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company's financial position and the results of its operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 4, 2001, as included in the Company's Annual Report on Form 10-K filed on May 1, 2001.

Note 2--Inventories

  Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management's estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $557 million and $539 million at May 6, 2001 and February 4, 2001, respectively.

Note 3--Earnings Per Share

  Calculation of shares used in computing per share amounts is summarized as follows (unaudited):

                                                           Thirteen Weeks Ended
                                                           ---------------------
                                                             May 6,   April 30,
                                                              2001       2000
                                                           ---------- ----------
   Common stock outstanding:
     Beginning of period.................................. 27,841,178 27,834,574
                                                           ---------- ----------
     End of period........................................ 27,841,178 27,837,558
                                                           ========== ==========
   Issued during the period...............................        --       2,984
                                                           ---------- ----------
   Weighted average number of shares (Basic).............. 27,841,178 27,836,587
   Effects of dilutive securities.........................        --         --
                                                           ---------- ----------
   Weighted average number of shares (Dilutive)........... 27,841,178 27,836,587
                                                           ========== ==========

                      CSK AUTO CORPORATION AND SUBSIDIARY

Note 4--Investment in Joint Venture

  On March 1, 2000, the Company participated in the formation of a new joint venture, PartsAmerica.com, Inc ("PA"), with Advance Auto Parts and Sequoia Capital. PA engaged in the sale of automotive parts and accessories via e-commerce. During the second quarter of fiscal 2001, PA ceased operations.

  As of May 6, 2001 the Company had a receivable from PA of approximately $0.4 million which included reimbursable costs and advances. The Company anticipates the receivable will be satisfied upon final liquidation of PA's assets.

Note 5--Legal Matters

  As previously disclosed, on May 4, 1998, a lawsuit was filed against the Company in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purported to be a class action for all present and former California store managers and senior assistant managers and sought overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. The Company was also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. The Company has finalized a settlement of all these lawsuits. The final amount of the settlement was approximately $8.8 million (which includes plaintiffs' attorneys' fees and costs and other miscellaneous expenses). The cost of this settlement was expensed in the prior fiscal year with payments of the settlement made during the first quarter of the current fiscal year.

  The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 250 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys--Manny, Moe and Jack, Inc., O'Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against the Company. The complaint alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys' fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. The Company believes the suit is without merit and plans to vigorously defend it. The Company, with other defendants, has filed a motion to dismiss and certain other procedural motions. A decision on these motions is not anticipated until the second or third quarters of fiscal 2001. The Company does not currently believe that this complaint will result in liabilities material to its consolidated financial position, results of operations or cash flows.

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

Note 6--Store Closing Costs

  The Company provides an allowance for estimated costs to be incurred in connection with store closures. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to

                      CSK AUTO CORPORATION AND SUBSIDIARY
be completed within the next twelve months. For stores to be relocated, such costs are recognized when an agreement for the new location has been reached with a landlord and site plans meet preliminary municipal approvals. The allowance for store closing costs is included in accrued expenses in the accompanying financial statements, and consists primarily of future rents to be paid over the remaining terms of the master lease agreement for stores, net of estimated sublease recoveries. Future rents will be incurred through the expiration of the non-cancelable leases.

  Activity in the provision for store closings and the related store closing costs for the thirteen weeks ended May 6, 2001, is as follows (in thousands):

   Balance, at February 4, 2001........................................ $ 1,552
   Store closings costs:
     Store closings costs, gross.......................................     545
     Revisions in estimates............................................   1,750
                                                                        -------
       Store closings costs, net.......................................   2,295
     Payments..........................................................  (2,955)
                                                                        -------
       Balance, at May 6, 2001......................................... $   892
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

  On a store count basis, closure activity and the remaining number of stores to be closed are summarized as follows:

                                        Number of Stores to be Closed
                                      ---------------------------------- Balance
                                      Beginning Stores    Plan    Stores  to be
   Period                              Balance  Added  Amendments Closed Closed
   ------                             --------- ------ ---------- ------ -------
   Fiscal 1999.......................     29      87      (11)     (77)     28
   Fiscal 2000.......................     28      24       (1)     (42)      9
   Fiscal 2001.......................      9       5      --        (7)      7

  At May 6, 2001, there were 7 stores remaining to be closed under the Company's store closing plans, comprised of the following:

   Store Count by Year of     Stores in      Plan                  Balance to
   Accrual                   Closing Plan Amendments Stores Closed Be Closed
   ----------------------    ------------ ---------- ------------- ----------
   1999.....................      87          (2)         (83)          2
   2000.....................      24          --          (23)          1
   2001.....................       5          --           (1)          4
                                                                      ---
                                                                        7

Note 7--Subsequent Events

  A Senior Credit Facility principal payment in the amount of $27.3 million is due on June 30, 2001. We have obtained commitments for $27.0 million of additional financing under the Senior Credit Facility and are negotiating amendments to the Facility to permit this increased borrowing. If we are unsuccessful in completing these efforts, covenant compliance and liquidity could be adversely affected.

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

 Results of Operations

  The following table expresses the statements of operations as a percentage of sales for the periods shown:

                                                                Thirteen Weeks
                                                                    Ended
                                                               -----------------
                                                               May 6,  April 30,
                                                                2001     2000
                                                               ------  ---------
   Net sales.................................................. 100.0%    100.0%
   Cost of sales..............................................  52.7      51.3
                                                               -----     -----
   Gross profit...............................................  47.3      48.7
   Operating and administrative...............................  40.6      38.0
   Store closing costs........................................   0.6       0.5
   Transition and integration expenses........................   0.1       3.2
   Goodwill amortization......................................   0.3       0.3
                                                               -----     -----
   Operating profit...........................................   5.7       6.7
   Interest expense, net......................................   4.7       4.1
                                                               -----     -----
   Income before income tax expense...........................   1.0       2.6
   Income tax expense.........................................   0.3       1.0
                                                               -----     -----
   Net income.................................................   0.7%      1.6%
                                                               =====     =====

Thirteen Weeks Ended May 6, 2001 Compared to Thirteen Weeks Ended April 30,
2000

  Net sales for the thirteen weeks ended May 6, 2001 (the "first quarter of fiscal 2001") were $356.1 million compared to $356.4 million for the thirteen weeks ended April 30, 2000 (the "first quarter of fiscal 2000"). The flat sales performance for the period reflects a comparable store sales decrease of 1% and a slightly increased store count. Sales for the first eight weeks of the quarter were lower than expected, principally due to shortfalls in the California market, where above normal rainfall hampered sales. During the first quarter of fiscal 2001, we opened 4 stores, relocated 5 stores and closed 1 store in addition to those closed due to relocation. At May 6, 2001, we had 1,155 stores in operation, compared to 1,138 at the end of the first quarter of fiscal 2000.

  Gross profit was $168.6 million, or 47.3% of net sales, in the first quarter of fiscal 2001 as compared to $173.5 million, or 48.7% of net sales, in the first quarter of fiscal 2000. The lower gross profit margin is the result of lower vendor credits due to lower-than-expected sales and lower-than-expected cash discounts. In addition, our change of advertising strategy to emphasize promotional discounts through newspaper advertising to increase retail customer count had the effect of reducing the realized gross profit margin during the period. Also, increased freight and fuel costs negatively impacted transportation and distribution costs, which further reduced gross profit margin.

  Operating and administrative expenses increased by $9.3 million to $144.7 million, or 40.6% of net sales, for the first quarter of fiscal 2001 from $135.4 million, or 38.0% of net sales, for the comparable 2000 period. The increase in operating and administrative expenses reflects higher payroll related costs, increased advertising in an effort to stimulate sales, increased utility expenses primarily in the California market and the incremental costs of new stores.

  Operating profit decreased to $20.2 million, or 5.7% of net sales, for the first quarter of fiscal 2001 from $23.8 million, or 6.7% of net sales, for the comparable 2000 period, due to the factors cited above. In addition, during the first quarter of 2001, we incurred $3.2 million of charges consisting of:
(1) store closing costs of $1.8 million relating to longer than expected vacancy periods at stores closed as a result of acquisitions; (2) a $1.2 million loss on the disposition of certain acquired fixed assets; and (3) $0.2 million of transition and integration costs relating to prior acquisitions. In the first quarter of fiscal 2000, we incurred $11.4 million of non-recurring expenses associated with the transition and integration of stores acquired in fiscal 1999.

  Net interest expense for the first quarter of fiscal 2001 totaled $16.7 million compared to $14.6 million for the first quarter of fiscal 2000. The net expense increased primarily as a result of higher interest spreads as a result of the December 2000 Senior Credit Facility amendment and higher LIBOR rate contracts associated with certain borrowings that renewed in May and June of 2001, pursuant to the terms of the Senior Credit Facility.

  Income tax expense for the first quarter of fiscal 2001 was $1.2 million, compared to $3.6 million for the comparable period of fiscal 2000. Our effective tax rate decreased during the 2001 period to approximately 34.5% of pre-tax income from approximately 38.5% in the comparable 2000 period. The rate decreased as a result of a reversal of prior reserves no longer required and certain tax credits that were realized in the current period which were not available in the prior period.

  As a result of the above factors, net income decreased to $2.3 million, or $0.08 per diluted common share, for the first quarter of fiscal 2001, compared to net income of $5.7 million, or $0.20 per diluted common share, for the first quarter of fiscal 2000.

Liquidity and Capital Resources

 Overview

  Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We intend to finance our cash requirements with cash flow from operations and borrowings under our revolving credit facility. At May 6, 2001, we had net working capital of approximately $380.6 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $57.0 million.

  A Senior Credit Facility principal payment in the amount of $27.3 million is due on June 30, 2001. We have obtained commitments for $27.0 million of additional financing under the Senior Credit Facility and are negotiating amendments to the Facility to permit this increased borrowing. If we are unsuccessful in completing these efforts, covenant compliance and liquidity could be adversely affected.

  During fiscal 2000, we finalized an agreement to settle the class action lawsuits (see Note 5 to the Consolidated Financial Statements) brought by former and present California store managers and senior assistant managers seeking overtime pay under California law. The amount of the settlement was approximately $8.8 million (which includes plaintiff's attorneys' fees and costs) and was paid during the first quarter of fiscal 2001. The settlement was funded through the revolving credit facility.

  For the thirteen weeks of fiscal 2001, net cash provided by operating activities was $37.9 million compared to $10.9 million of cash provided by operating activities during the comparable 2000 period. The largest component of change in cash flows from operating activities relates to our increase in accounts payable, where $61.8 million of cash was provided due to longer vendor payment terms available during fiscal 2001 compared to $8.7 million provided through such means during the 2000 period. This increase in cash availability was offset by $23.5 million used to purchase inventory to support our summer selling season.

  Net cash used in investing activities totaled $41,000 for the first quarter of fiscal 2001, compared to $11.8 million used during the comparable 2000 period. The decrease in cash used in investing activities was primarily the result of $3.7 million less in capital expenditures and $5.8 million in proceeds from the sale of fixed assets during the current fiscal period.

  Net cash used in financing activities totaled $35.5 million for the first quarter of fiscal 2001 compared to $5.3 million of net cash provided by financing activities in the comparable period of fiscal 2000. In the first quarter of fiscal 2001, we made net payments of $33.0 million under the Senior Credit Facility compared to net borrowings of $8.0 million for the comparable 2000 period.

 Store Closing Costs

  We provide an allowance for estimated costs to be incurred in connection with store closures. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. For stores to be relocated, such costs are recognized when an agreement for the new location has been reached with a landlord and site plans meet preliminary municipal approvals. The allowance for store closing costs is included in accrued expenses in the accompanying financial statements, and consists primarily of future rents to be paid over the remaining terms of the master lease agreement for stores, net of estimated sublease recoveries. Future rents will be incurred through the expiration of the non-cancelable leases.

  Activity in the provision for store closings and the related store closing costs for the thirteen weeks ended May 6, 2001, is as follows (in thousands):

   Balance, at February 4, 2001........................................ $ 1,552
   Store closings costs:
     Store closings costs, gross.......................................     545
     Revisions in estimates............................................   1,750
                                                                        -------
       Store closings costs, net.......................................   2,295
     Payments..........................................................  (2,955)
                                                                        -------
       Balance, at May 6, 2001......................................... $   892
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

  On a store count basis, closure activity and the remaining number of stores to be closed are summarized as follows:

                                     Number of Stores to be
                                             Closed
                                   ---------------------------
                                   Beginning Stores    Plan    Stores Balance to
   Period                           Balance  Added  Amendments Closed be Closed
   ------                          --------- ------ ---------- ------ ----------
   Fiscal 1999....................     29      87      (11)     (77)      28
   Fiscal 2000....................     28      24       (1)     (42)       9
   Fiscal 2001....................      9       5       --       (7)       7

  At May 6, 2001, there were 7 stores remaining to be closed under the Company's store closing plans, comprised of the following:

   Store Count by                       Stores in      Plan    Stores Balance to
   Year of Accrual                     Closing Plan Amendments Closed Be Closed
   ---------------                     ------------ ---------- ------ ----------
   1999...............................      87          (2)     (83)       2
   2000...............................      24          --      (23)       1
   2001...............................       5          --       (1)       4
                                                                         ---
                                                                           7

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

  As previously disclosed, on May 4, 1998, a lawsuit was filed against the Company in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purported to be a class action for all present and former California store managers and senior assistant managers and sought overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. The Company was also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. The Company has finalized a settlement of all these lawsuits. The final amount of the settlement was approximately $8.8 million (which includes plaintiffs' attorneys' fees and costs and other miscellaneous expenses). The cost of this settlement was expensed in the prior fiscal year with payments of the settlement made during the first quarter of the current fiscal year.

  The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 250 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys--Manny, Moe and Jack, Inc., O'Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against the Company. The complaint alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys' fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. The Company believes the suit is without merit and plans to vigorously defend it. The Company, with other defendants, has filed a motion to dismiss and certain other procedural motions. A decision on these motions is not anticipated until the second or third quarters of fiscal 2001. The Company does not currently believe that this complaint will result in liabilities material to its consolidated financial position, results of operations or cash flows.

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

 3.02 Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company's annual report on Form 10-K, filed on May 4, 1998 (File
         No. 001-13927).

 3.03 Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company's annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

 3.03.1 First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of the Company's annual report on Form 10-K, filed in May 1, 2001 (File No. 001-13927).

 4.01   Third Amended and Restated Credit Agreement, dated as of September 30,
         1999, among CSK Auto, Inc., The Chase Manhattan Bank, DLJ Capital
         Funding, Inc., Lehman Commercial Paper Inc. and the lenders from time to time parties thereto, incorporated herein by reference to Exhibit
         4.1 of the Company's current report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).

 4.01.1 Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to
         Exhibit 4.01.1 of the Company's annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

 4.01.2 Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to
         Exhibit 4.01.2 of the Company's annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

  (b) Reports on Form 8-K:

  NONE

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CSK Auto Corporation

                                                   /s/ Don W. Watson
                                          By: _________________________________
                                                       Don W. Watson
                                                  Chief Financial Officer

DATED: June 19, 2001