Form 10-Q
period 2001-08-05
CSK AUTO CORP
filed 2001-09-19
CIK 1051848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 5, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes  ☒   No  ☐.

      As of September 5, 2001, CSK Auto Corporation had 27,842,105 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 5,	February 4,
	2001	2001

	(Unaudited)

ASSETS

Cash and cash equivalents	$14,107	$11,131

Receivables, net of allowances of $4,963 and $4,236, respectively	87,023	79,901

Inventories	624,733	621,814

Deferred income taxes	14,195	3,133

Assets held for sale	1,897	1,497

Prepaid expenses and other current assets	20,526	19,169

Total current assets	762,481	736,645

Property and equipment, net	155,948	175,358

Leasehold interests, net	18,984	20,244

Goodwill, net	129,235	130,544

Other assets, net	15,746	14,190

Total assets	$1,082,394	$1,076,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$225,441	$199,483

Accrued payroll and related expenses	28,529	27,673

Accrued expenses and other current liabilities	53,618	42,448

Current maturities of amounts due under Senior Credit Facility	72,280	54,640

Current maturities of capital lease obligations	9,719	10,878

Total current liabilities	389,587	335,122

Amounts due under Senior Credit Facility	441,880	471,840

Obligations under 11% Senior Subordinated Notes	81,250	81,250

Obligations under capital leases	28,458	29,273

Deferred income taxes	7,857	10,544

Other	15,218	9,339

Total non-current liabilities	574,663	602,246

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.01 par value, 50,000,000 shares authorized; 27,842,105 and 27,841,178 shares issued and outstanding at August 5, 2001 and February 4, 2001, respectively	278	278

Additional paid-in capital	291,063	291,063

Stockholder receivable	(715)	(745)

Deferred compensation	(71)	(156)

Accumulated deficit	(172,411)	(150,827)

Total stockholders’ equity	118,144	139,613

Total liabilities and stockholders’ equity	$1,082,394	$1,076,981

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 5,	July 30,	August 5,	July 30,
	2001	2000	2001	2000

Net sales	$381,722	$374,802	$737,843	$731,156

Cost of sales	234,648	201,348	422,183	384,159

Gross profit	147,074	173,454	315,660	346,997

Other costs and expenses:

Operating and administrative	146,322	143,399	290,993	278,753

Store closing and other restructuring costs	21,476	4,018	23,771	5,863

Legal settlement	2,000	—	2,000	—

Transition and integration expenses	—	11,063	250	22,510

Goodwill amortization	1,235	1,416	2,418	2,528

Operating profit (loss)	(23,959)	13,558	(3,772)	37,343

Interest expense	14,663	15,263	31,410	29,821

Equity in loss of joint venture	—	716	—	716

Income (loss) before income taxes	(38,622)	(2,421)	(35,182)	6,806

Income tax expense (benefit)	(14,785)	(926)	(13,598)	2,626

Net income (loss)	$(23,837)	$(1,495)	$(21,584)	$4,180

Basic earnings (loss) per share:

Net income (loss)	$(0.86)	$(0.05)	$(0.78)	$0.15

Shares used in computing per share amounts	27,841,178	27,838,889	27,841,178	27,837,735

Diluted earnings (loss) per share:

Net income (loss)	$(0.86)	$(0.05)	$(0.78)	$0.15

Shares used in computing per share amounts	27,841,178	27,838,889	27,841,178	27,839,493

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional
			Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

Balances at February 4, 2001	27,841,178	$278	$291,063	$(745)	$(156)	$(150,827)	$139,613

Amortization of deferred compensation (unaudited)	—	—	—	—	85	—	85

Recovery of stockholder receivable (unaudited)	—	—	—	30	—	—	30

Issuance of restricted stock (unaudited)	927	—	—	—	—	—	—

Net income (loss) (unaudited)	—	—	—	—	—	(21,584)	(21,584)

Balances at August 5, 2001 (unaudited)	27,842,105	$278	$291,063	$(715)	$(71)	$(172,411)	$118,144

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(in thousands)

	Twenty-six Weeks Ended

	August 5,	July 30,
	2001	2000

Cash flows provided by (used in) operating activities:

Net income (loss)	$(21,584)	$4,180

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	16,659	16,078

Amortization	5,697	4,931

Provision for write down of inventory	17,292	—

Write downs and losses on disposal of fixed assets	7,427	—

Equity in loss of joint venture	—	716

Deferred income taxes	(13,749)	3,653

Change in operating assets and liabilities, net of effects of acquisitions:

Receivables	(7,122)	(10,938)

Inventories	(21,420)	1,426

Prepaid expenses and other current assets	(1,407)	615

Accounts payable	25,958	11,718

Accrued payroll, accrued expenses and other current liabilities	12,376	(16,568)

Other assets and liabilities	7,079	4,015

Net cash provided by operating activities	27,206	19,826

Cash flows provided by (used in) investing activities:

Business acquisitions, net of cash acquired	—	(979)

Capital expenditures	(7,873)	(17,798)

Proceeds from sale of property and equipment and assets held for sale	5,259	3,293

Investment in joint venture	—	(3,369)

Other investing activities	(2,271)	(745)

Net cash used in investing activities	(4,885)	(19,598)

Cash flows provided by (used in) financing activities:

Borrowings under Senior Credit Facility	142,000	120,000

Payments under Senior Credit Facility	(154,320)	(110,670)

Payment of debt issuance costs	(2,102)	—

Payments on capital lease obligations	(4,782)	(7,856)

Advances to stockholders	—	(128)

Recovery of stockholder receivable	—	28

Exercise of options	—	59

Other financing activities	(141)	(406)

Net cash provided by (used in) financing activities	(19,345)	1,027

Net increase in cash and cash equivalents	2,976	1,255

Cash and cash equivalents, beginning of period	11,131	11,762

Cash and cash equivalents, end of period	$14,107	$13,017

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-six Weeks Ended August 5, 2001

      CSK Auto Corporation is a holding company. At August 5, 2001, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary (“Auto”). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the “Company.”

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At August 5, 2001, the Company operated 1,154 stores in 19 Western and Northern Plains states as a fully integrated company under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Basis of Presentation

      The unaudited consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial position and the results of its operations. Certain prior year balances have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 4, 2001, as included in the Company’s Annual Report on Form 10-K filed on May 1, 2001.

Note 2 — Inventories

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management’s estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $558 million and $547 million at August 5, 2001 and February 4, 2001, respectively.

      The carrying value of the inventory exceeds the current replacement cost primarily as a result of the application of the LIFO inventory method of accounting. The Company’s costs of acquiring inventories through normal purchasing activities have been decreasing in recent years as the Company’s increased size and cash flows have enabled it to take advantage of volume discounts and lower product acquisition costs.

      From time to time, the Company performs an analysis of the net realizable value of the inventory, after consideration of expected disposal costs and normal profit margins, to determine if the LIFO carrying value of the inventory is impaired. Should an impairment be indicated, the carrying value of the inventory would be reduced. No such impairment is indicated based on current market conditions.

      Inventories at August 5, 2001 are presented net of an allowance of approximately $17.3 million. This allowance results from the Company’s decision during the second quarter of fiscal year 2001 to eliminate certain product lines (resulting in excess inventories) and to close certain retail stores (resulting in some excess inventories that are not economical to redistribute within the retail chain). See Note 7.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Earnings Per Share

      Calculation of shares used in computing per share amounts is summarized as follows (unaudited):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 5,	July 30,	August 5,	July 30,
	2001	2000	2001	2000

Common stock outstanding:

Beginning of period	27,841,178	27,837,558	27,841,178	27,834,574

End of period	27,841,178	27,839,484	27,841,178	27,839,484

Issued during the period	—	1,926	—	4,910

Weighted average number of shares (Basic)	27,841,178	27,838,889	27,841,178	27,837,735

Effects of dilutive securities	—	—	—	1,758

Weighted average number of shares (Dilutive)	27,841,178	27,838,889	27,841,178	27,839,493

      Stock options and restricted stock of 2.9 million shares for the thirteen and twenty-six weeks ended August 5, 2001 and 3.0 million shares for the thirteen and twenty-six weeks ended July 30, 2000 were excluded from the computation of diluted earnings (loss) per share as their impact would have been anti-dilutive.

Note 4 — Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which are effective for all purchase business combinations completed after June 30, 2001. SFAS No. 141 replaces APB Opinion No. 16, “Business Combinations,” and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach, whereby such intangible assets will be evaluated at least annually or sooner if events or circumstances occur indicating that they might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company is required to adopt SFAS No. 142 on February 4, 2002, the beginning of fiscal 2002, for acquisitions consummated prior to July 1, 2001. The Company is in the process of determining the impact these adoptions will have on its financial position, results of operations and cash flows.

Note 5 — Investment in Joint Venture

      On March 1, 2000, the Company participated in the formation of a new joint venture, PartsAmerica.com, Inc. (“PA”), with Advance Stores Company Incorporated and Sequoia Capital. PA engaged in the sale of automotive parts and accessories via e-commerce. During the second quarter of fiscal 2001, PA ceased operations. The Company has no material financial obligations with respect to PA.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Legal Matters

      As previously disclosed, on May 4, 1998, a lawsuit was filed against the Company in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purported to be a class action for all present and former California store managers and senior assistant managers and sought overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. The Company was also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. The Company has finalized a settlement of all these lawsuits. The final amount of the settlement was approximately $8.8 million (which includes plaintiffs’ attorneys’ fees and costs and other miscellaneous expenses). The cost of this settlement was expensed in the fourth quarter of fiscal year 2000, with payments of the settlement made during the first quarter of fiscal 2001.

      The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 250 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against the Company. The complaint alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. The Company believes the suit is without merit and plans to vigorously defend it. The Company, with other defendants, has filed a motion to dismiss and certain other procedural motions. A decision on these motions is not anticipated until later in fiscal 2001. The Company does not currently believe that this complaint will result in liabilities material to its consolidated financial position, results of operations or cash flows.

      During the second quarter of fiscal 2001, the Company recorded a $2 million charge for the settlement of certain other legal claims.

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

Note 7 — Store Closing, Restructuring and Other Profitability Enhancement Program Non-Recurring Charges

      During the second quarter of fiscal 2001, the Company’s management implemented a Profitability Enhancement Program (“PEP”) to reduce costs, improve operating efficiencies and close under-performing stores. As a result of the PEP, the Company recorded total restructuring and other charges of $44.6 million

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the quarter ended August 5, 2001. The following paragraphs provide detailed information relating to the costs that were recorded in connection with the PEP (in thousands):

Amounts recorded as store losing and restructuring charges:

Reserve for store closing costs	$13,698

Write down of store site costs and store-related property and equipment	6,649

Reserve for workforce reduction	400

Other	729

21,476

Amounts recorded as charges to cost of sales:

Provision for excess inventories	17,292

Actual costs incurred for inventory review and disposal	5,800

23,092

$44,568

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

      The allowance for store closing costs is included in accrued expenses and other long-term liabilities in the accompanying financial statements and consists primarily of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) operating expenses associated with the closed store vacancy periods. Future rents of closed stores will be incurred through the expiration of the non-cancelable leases.

      Under the PEP, the Company increased the store closing reserve by approximately $13.7 million. Approximately $6.8 million of this amount relates to the planned closure of 36 stores based on several factors including market saturation, store profitability, and store size and format. In addition, the Company recorded an increase to the reserve of approximately $6.9 million relating to existing closed stores that have longer than anticipated vacancy periods as a result of the continued economic slowdown and which were evaluated as part of the PEP. The write-down of leasehold improvements and other store-related property and equipment has been recorded as a direct reduction of net property and equipment balances.

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total activity in the provision for store closings and the related store closing costs for the twenty-six weeks ended August 5, 2001, including the impact of the PEP, is as follows (in thousands):

Balance, at February 4, 2001.	$1,552

Store closings costs:

Store closings costs, gross ($6,810 relating to PEP)	7,384

Revisions in estimates ($6,888 relating to extended vacancy periods)	8,638

Store closings costs, net	16,022

Payments	(4,834)

Balance, at August 5, 2001.	$12,740

      On a store count basis, closure activity and the remaining number of stores to be closed are summarized as follows (plan amendments represent stores deleted from a store closing plan):

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Period	Balance	Added	Amendments	Closed	be Closed

Fiscal 1999	29	87	(11)	(77)	28

Fiscal 2000	28	24	(1)	(42)	9

Fiscal 2001 (year to date)	9	40	—	(12)	37

      At August 5, 2001, there were 37 stores remaining to be closed under the Company’s store closing plans, comprised of the following:

Store Count by	Stores in	Plan	Stores	Balance to
Year of Accrual	Closing Plan	Amendments	Closed	Be Closed

1999	87	(2)	(83)	2

2000	24	—	(23)	1

2001	40	—	(6)	34
				37

     Workforce Reduction

      As a result of an internal review of general and administrative functions, the Company terminated 36 employees. The terminated employees worked primarily in human resources, information technology and real estate. As a result of these actions, a provision has been made for estimated severance and benefits of approximately $0.4 million.

     Other Restructuring Charges

      Other restructuring costs include estimates for early terminations of equipment operating leases ($0.5 million) and other costs.

     Provision for Excess Inventory and Related Charges

      In conjunction with the PEP, the Company completed an inventory review to: (1) increase inventory turnover; (2) provide an optimal inventory level at each store and depot location; (3) write down the inventory of the 36 stores planned for closure; and (4) liquidate inventory not meeting the Company’s new asset return levels. As a result of the analysis, the Company has established a reserve for excess inventories resulting from the decision to eliminate certain products and to liquidate inventory from closed stores. In conjunction with

CSK AUTO CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this decision, a provision of $17.3 million was recorded to reduce inventory values. In addition, the Company incurred actual costs during the quarter ended August 5, 2001 of approximately $5.8 million related to labor, warehouse and distribution, freight and other operating costs associated with the inventory review and disposal. These costs are reflected as cost of sales in the accompanying statement of operations for the fiscal quarter ended August 5, 2001.

Note 8 — Subsequent Events

     Convertible Subordinated Notes

      During August 2001, subsequent to the end of the second quarter, the Company issued $30.0 million aggregate principal amount of 7% convertible subordinated notes due September 1, 2006 in a private placement. Interest on these notes is payable semiannually on March 1 and September 1, commencing March 1, 2002. The notes are convertible into 4,524,886 shares of common stock at a conversion price of $6.63 per share, which represents a 10% premium to the average of the Company’s closing prices on the NYSE for the 10 days preceding the issuance of the notes.

      If the Company consummates a refinancing (as defined in the notes) of its Senior Credit Facility, then the Company has the right to force conversion of all of the unpaid principal amount of the notes into the Company’s common stock, at the stated conversion price.

      The note holders have the right to convert all or any portion of the unpaid principal amount of these notes into common stock at the conversion price at any time.

      The Company intends to use the proceeds from this transaction to deleverage its balance sheet and to pay vendors more quickly in order to generate increased earnings through vendor allowances.

     Stock Options

      In August 2001, the Company cancelled outstanding stock options to purchase an aggregate of 495,011 shares of the Company’s common stock, which options had been issued to certain executives. The options covered by such cancellation had exercise prices ranging from $17.50 to $32.25 per share, with a weighted average exercise price of $26.34 per share. The executives will be awarded new stock options to purchase an aggregate of 495,011 shares of the Company’s common stock in February 2002, subject to their continued employment with the Company. The exercise price of the new stock options will be the greater of: (a) $11.00 per share; and (b) the fair market value of CSK Auto Corporation common stock on the date of grant.

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

Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks		Twenty-six Weeks
	Ended		Ended

	August 5,	July 30,	August 5,	July 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	61.5	53.7	57.2	52.5

Gross profit	38.5	46.3	42.8	47.5

Operating and administrative	38.3	38.2	39.4	38.1

Store closing and other restructuring costs	5.6	1.1	3.3	0.8

Legal settlement	0.5	—	0.3	—

Transition and integration expenses	—	3.0	—	3.1

Goodwill amortization	0.4	0.4	0.3	0.4

Operating profit (loss)	(6.3)	3.4	(0.5)	5.0

Interest expense	3.8	4.1	4.3	4.1

Equity in loss on joint venture	—	0.2	—	3.1

Income (loss) before income taxes	(10.1)	(0.7)	(4.8)	0.9

Income tax expense (benefit)	(3.9)	(0.3)	(1.9)	0.3

Net income (loss)	(6.2)%	(0.4)%	(2.9)%	0.6%

  Thirteen Weeks Ended August 5, 2001 Compared to Thirteen Weeks Ended July 30, 2000

      Net sales for the thirteen weeks ended August 5, 2001 (the “second quarter of fiscal 2001”) increased 2% to $381.7 million from sales of $374.8 million in the thirteen weeks ended July 30, 2000 (“the second quarter of fiscal 2000”). Comparable store sales increased by 2%. During the second quarter of fiscal 2001, we opened 3 stores, relocated 1 store and closed 4 stores in addition to the store closed due to relocation, 3 of which were closed in connection with our previously announced Profitability Enhancement Program (“PEP”). At August 5, 2001, we had 1,154 stores in operation compared to 1,143 at the end of the second quarter of fiscal 2000.

      Gross profit was $147.1 million, or 38.5% of net sales, in the second quarter of fiscal 2001 as compared to $173.5 million, or 46.3% of net sales, in the second quarter of fiscal 2000. The lower realized gross profit margin was a result of lower vendor volume purchase allowances due to a significant reduction in our purchases of inventory and the result of lower vendor cash discounts due to our failure to make prompt payment. We also recorded a provision for excess inventory and related charges of $23.1 million to cost of sales in the second quarter of fiscal 2001 reflecting our decision to close 36 stores and discontinue certain inventory product lines as part of our PEP.

      Operating and administrative expenses were $146.3 million, or 38.3% of net sales, for the second quarter of fiscal 2001 as compared to $143.4 million, or 38.2% of net sales, for the second quarter of fiscal 2000.

      Operating loss was $24.0 million for the second quarter of fiscal 2001 compared to a $13.6 million profit for the second quarter of fiscal 2000. The decrease in operating profit resulted primarily from lower gross profit margins as discussed above, approximately $21.5 million of store closing and other restructuring charges taken as part of our PEP, and approximately $2.0 million relating to legal settlements.

      During the comparable 2000 period, we incurred $11.1 million in non-recurring expenses associated with the transition and integration of store acquisitions.

      Net interest expense for the second quarter of fiscal 2001 decreased to $14.7 million compared to $15.3 million for the second quarter of fiscal 2000 due to lower average interest rates and a slightly lower outstanding debt balance.

      Income tax benefit for the second quarter of fiscal 2001 was $14.8 million, compared to an income tax benefit of $0.9 million for the second quarter of fiscal 2000. Our effective tax rate of approximately 38.3% during the second quarter of fiscal 2001 remained relatively consistent with our rate of 38.2% in the corresponding 2000 period.

      As a result of the above factors, we incurred a net loss of $23.8 million, or $0.86 per diluted common share, for the second quarter of fiscal 2001, compared to net loss of $1.5 million, or $0.05 per diluted common share, for the second quarter of fiscal 2000.

  Twenty-six Weeks Ended August 5, 2001 Compared to Twenty-six Weeks Ended July 30, 2000

      Net sales for the twenty-six weeks ended August 5, 2001 (“first half of fiscal 2001”) increased 1% to $737.8 million from sales of $731.2 million in the comparable period of twenty-six weeks ended July 30, 2000 (“first half of fiscal 2000”). Comparable store sales were flat for the twenty-six weeks ended August 5, 2001.

      Gross profit was $315.7 million, or 42.8% of net sales for the first half of fiscal 2001, as compared to $347.0 million or 47.5% of net sales in the first half of fiscal 2000. The lower realized gross profit margin was a result of lower vendor volume purchase allowances in the period due to a reduction in inventory. We have historically utilized prompt payment and other cash discount programs offered by vendors. Because of the need to pay for the class action lawsuit settlement and the term loan amortization payments, we took efforts to retain cash during the first half of fiscal 2001 and did not take full advantage of the contractual vendor allowances. Management estimates that this accounts for approximately $6.7 million of the decline in gross profit over the first half of fiscal 2000. In addition, we extended our payment terms with our vendors. Certain vendors chose not to provide this support and, in several cases, our fill rates from these vendors suffered as a result. Based on internal stock-out reports and recent sales activity, foregone sales and gross profit arising from out-of-stock conditions are approximately $14.8 million and $6.6 million, respectively, during the twenty-six weeks ended August 5, 2001. As more fully discussed below in “Liquidity”, we have recently completed a $27.0 million additional borrowing under our Senior Credit Facility and a private placement of $30 million of convertible notes. This added liquidity will allow us to take better advantage of these vendor discount programs during the remainder of the third and fourth quarters of fiscal 2001. We also recorded a non-recurring charge of $23.1 million to cost of sales in the second quarter of fiscal 2001 as part of our PEP.

      Operating and administrative expenses increased by $12.2 million to $291.0 million, or 39.4% of net sales, for the first half of fiscal 2001 from $278.8 million, or 38.1% of net sales, for the first half of fiscal 2000. The increase relates to a full twenty-six weeks of operating expenses for 22 stores acquired in April 2000.

      Operating loss was $3.8 million, or 0.5% of net sales, for the first half of fiscal 2001 as compared to an operating profit of $36.6 million, or 5.0% of net sales, for the first half of fiscal 2000, due to the factors cited above, including the impact of the PEP and legal settlements. During the comparable 2000 period, we incurred $22.5 million in non-recurring expenses associated with the transition and integration of store acquisitions.

      Net interest expense for the first half of fiscal 2001 totaled $31.4 million compared to $29.8 million for the first half of fiscal 2000, primarily due to increased costs associated with financing vendor payables.

      Income tax benefit for the first half of fiscal 2001 was $13.6 million compared to income tax expense of $2.6 million for the first half of fiscal 2000. Our effective tax rate of approximately 38.7% during the first half of fiscal 2001 remained relatively consistent with our rate of 38.6% in the corresponding 2000 period.

      As a result of the above factors, we incurred a net loss of $21.6 million, or $0.78 per diluted common share, for the first half of fiscal 2001, compared to net income of $4.2 million, or $0.15 per diluted common share, for the first half of fiscal 2000.

Restructuring and Other Non-Recurring Charges

      During the second quarter of fiscal 2001, we implemented our PEP to reduce costs, improve operating efficiencies and close under-performing stores. This program includes the closure of 36 stores, the reserve for discontinued and excess inventory, costs incurred associated with the inventory review and disposal, the write-down of store site costs and store-related property and equipment, a workforce reduction and other related charges. As a result, we recorded total charges of $44.6 million, which includes $21.5 million of store closing and other restructuring costs and inventory charges of $23.1 million classified as cost of sales. The following paragraphs provide detailed information relating to the restructuring costs that were recorded.

  Store Closing and Other Restructuring Costs

     Store Closing

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

      During the fiscal quarter ended August 5, 2001, we recorded $13.7 million for the closure of 36 stores based on several factors including market saturation, store profitability, and store size and format. The charge consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) operating expenses associated with the closed store vacancy periods. These stores are expected to be closed over the next twelve months. Of this charge, $6.9 million related to existing closed stores that have longer than anticipated vacancy periods as a result of the continued economic slowdown.

      Total activity relating to store closing costs for the twenty-six weeks ended August 5, 2001, including the impact of the PEP, is as follows (in thousands):

Balance, at February 4, 2001.	$1,552

Store closings costs:

Store closings costs, gross ($6,810 relating to PEP)	7,384

Revisions in estimates ($6,888 relating to extended vacancy periods)	8,638

Store closings costs, net	16,022

Payments	(4,834)

Balance, at August 5, 2001.	$12,740

      On a store count basis, closure activity and the remaining number of stores to be closed are summarized as follows (plan amendments represent stores deleted from a store closing plan):

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Period	Balance	Added	Amendments	Closed	be Closed

Fiscal 1999	29	87	(11)	(77)	28

Fiscal 2000	28	24	(1)	(42)	9

Fiscal 2001 (year to date)	9	40	—	(12)	37

      At August 5, 2001, there were 37 stores remaining to be closed under the Company’s store closing plans, comprised of the following:

Store Count by	Stores in	Plan		Balance to
Year of Accrual	Closing Plan	Amendments	Stores Closed	Be Closed

1999	87	(2)	(83)	2

2000	24	—	(23)	1

2001	40	—	(6)	34
				37

     Other Restructuring Costs

      As a result of the consolidation of the regional operations and general and administrative functions, we terminated 36 employees and eliminated 84 open positions. The terminated employees worked primarily in human resources, information technology and real estate. As a result of these actions, the restructuring charges included a provision for severance and benefits of approximately $0.4 million.

      We have also accrued other costs and charges incidental to the restructuring. These costs include early termination fees for operating lease commitments and other asset impairments aggregating approximately $0.7 million.

      Of the $1.1 million provision for total workforce reduction and other restructuring costs, the remaining reserve at August 5, 2001 was approximately $0.7 million.

  Inventory and Related Charges

      As a result of the Company’s plan to increase the return on its assets, the Company completed an inventory review to: (1) increase inventory turnover; (2) provide an optimal inventory level at each store location; (3) liquidate inventory not meeting the Company’s new asset return levels; and (4) write down the inventory of the 36 stores planned for closure. As a result of the analysis, the Company has elected to establish a reserve for excess inventories resulting from the decision to eliminate certain product lines and to liquidate inventory from closed stores. In conjunction with this decision, a provision of $17.3 million was recorded to reduce inventory values. In addition, the Company incurred actual costs during the quarter ended August 5, 2001 of approximately $5.8 million related to labor, warehouse and distribution, freight and other operating costs associated with the inventory review and disposal. These costs are reflected as cost of sales in the accompanying statement of operations for the fiscal quarter ended August 5, 2001.

  EBITDA

      EBITDA represents income before interest expense, provision for income taxes, depreciation and amortization expense, other non-cash charges, extraordinary items and non-recurring charges. While EBITDA is not intended to represent cash flow from operations as defined by GAAP (and should not be considered as an indicator of operating performance or an alternative to cash flow as measured by GAAP), it is included herein because we believe it is a meaningful measure which provides additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements.

EBITDA has been calculated as described above in accordance with the terms of our Senior Credit Facility and may differ in method of calculation from similarly titled measures used by other companies.

      The computation of EBITDA for each of the respective periods shown is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 5,	July 30,	August 5,	July 30,
	2001	2000	2001	2000

Income (loss) before income taxes	$(38,622)	$(2,421)	$(35,182)	$6,806

Add back:

Interest expense	14,663	15,263	31,410	29,821

Depreciation expense	8,299	8,352	16,659	16,078

Amortization expense	2,156	2,390	4,165	3,868

Other non-recurring and non-cash charges	46,568	16,684	49,728	28,862

EBITDA	$33,064	$40,268	$66,780	$85,435

      Other non-recurring and non-cash charges included in the EBITDA calculation consist primarily of store closing, restructuring and other charges relating to the PEP (see Note 7) for the fiscal 2001 periods, and of transition and integration costs for acquired stores during the fiscal 2000 periods.

      Management estimates that EBITDA for the twenty-six weeks ended August 5, 2001 would have been approximately $9.3 million higher than presented above had we implemented the PEP at the beginning of the fiscal year and additionally would have been higher by approximately $6.6 million had we not experienced the out-of-stock conditions discussed earlier.

  Outlook

      Compared to actual results over the trailing twelve months, we estimate that the store closures will reduce revenue for the next twelve months by approximately $23.6 million and gross profit by approximately $10.6 million. However, because such stores were under-performing and due to the corresponding expense reductions associated with the closings, we estimate that operating profit should increase by approximately $4.0 million. In total, including the workforce reductions and restructuring of operating leases, the PEP is expected to reduce operating expenses by approximately $9.3 million during the second half of fiscal 2001 and by approximately $16.5 million in fiscal 2002 compared to the corresponding periods in the prior year.

Liquidity and Capital Resources

  Overview

      Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We intend to finance our cash requirements with cash flow from operations and borrowings under our revolving credit facility. At August 5, 2001, we had net working capital of approximately $372.9 million and total liquidity (cash plus availability under our revolving credit facility) of approximately $36.1 million.

      During the second quarter of fiscal 2001, we successfully negotiated $27.0 million of additional financing under our Senior Credit Facility and negotiated amendments to this facility to permit the increased borrowing and to amend certain covenant restrictions relating to outstanding debt levels. These funds were used to pay the $27.3 million principal payment that was due on the Senior Credit Facility on June 30, 2001. Another $27.3 million principal payment is due on the Senior Credit Facility as of December 30, 2001. Currently, we are reviewing various options to refinance our Senior Credit Facility.

      During the third quarter of fiscal 2001, we issued $30.0 million aggregate principal amount of 7% convertible subordinated notes due September 1, 2006. This added liquidity will allow us to take advantage of certain vendor discount programs during the remainder of the third and fourth quarters of fiscal 2001. The notes provided us with immediate, additional liquidity through subordinated, equity-linked capital that will increase our financial flexibility; moreover, due to certain mandatory conversion provisions of the notes, it is possible that the notes will be converted into common stock in the short to medium term. If we consummate a refinancing of our Senior Credit Facility, we have the right to force the conversion of the entire unpaid principal amount of the notes into the Company’s common stock at the stated conversion price, further improving our liquidity and financial position.

      During fiscal 2000, we finalized an agreement to settle the class action lawsuits (see Note 6 to the Consolidated Financial Statements) brought by former and present California store managers and senior assistant managers seeking overtime pay under California law. The amount of the settlement was approximately $8.8 million (which includes plaintiff’s attorneys’ fees and costs) and was paid during the first quarter of fiscal 2001. The settlement was funded through the revolving credit facility. During the second quarter of fiscal 2001, we also reserved $2.0 million for certain other legal claims and expect to pay such amounts during the remainder of fiscal 2001 and 2002.

      For the first half of fiscal 2001, net cash provided by operating activities was $27.2 million compared to $19.8 million of cash provided by operating activities during the comparable period in fiscal 2000. The largest component of the change in cash flows from operating activities relates to our increase in accounts payable, where $26.0 million of cash was provided due to our extending vendor payment terms during the first half of fiscal 2001 compared to $11.8 million provided through such means during the comparable period in fiscal 2000. This increase in cash availability was offset by $20.3 million used to purchase inventory to support our summer selling season. In addition, during the first half of fiscal 2001, we recorded $22.9 million of non-cash charges related to restructuring and asset impairments as a result of our PEP.

      Net cash used in investing activities totaled $4.9 million for the first half of fiscal 2001, compared to $19.6 million used during the first half of 2000. The decrease in cash used in investing activities was primarily the result of $9.9 million less in capital expenditures and an increase of $2.0 million in proceeds from the sale of fixed assets during the current fiscal period.

      Net cash used in financing activities totaled $19.3 million for the first half of fiscal 2001 compared to $1.0 million of net cash provided by financing activities in the comparable period of fiscal 2000. In the first half of fiscal 2001, we made net payments of $12.3 million under the Senior Credit Facility compared to net borrowings of $9.3 million for the comparable period in fiscal 2000.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

      As previously disclosed, on May 4, 1998, a lawsuit was filed against us in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purported to be a class action for all present and former California store managers and senior assistant managers and sought overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. We were also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. We have finalized a settlement of all these lawsuits. The final amount of the settlement was approximately $8.8 million (which includes plaintiffs’ attorneys’ fees and costs and other miscellaneous expenses). The cost of this settlement was expensed in the fourth quarter of fiscal 2000 with payments of the settlement made during the first quarter of fiscal 2001.

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 250 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against us. The complaint alleges that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. We believe the suit is without merit and we plan to vigorously defend it. We, with other defendants, have filed a motion to dismiss and certain other procedural motions. A decision on these motions is not anticipated until later in fiscal 2001. We do not currently believe that this complaint will result in liabilities material to our consolidated financial position, results of operations or cash flows.

      During the second quarter of fiscal 2001, we recorded a $2 million reserve for the settlement of certain other legal claims.

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

Item 2.  Changes in Securities and Use of Proceeds

      NONE

Item 3.  Defaults upon Senior Securities

      NONE

Item 4.  Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on June 19, 2001. The following are the results of certain matters voted upon at the meeting:

I.	Stockholders elected thirteen directors to serve until the 2002 Annual Meeting of the Stockholders. The stockholders voted as follows:

Directors	Vote for	Withheld

Maynard Jenkins	24,237,591	436,789

James Bazlen	24,555,876	118,504

John F. Antioco	24,600,948	73,432

Morton Godlas	24,596,576	77,804

Charles Griffith	24,551,248	123,132

Charles K. Marquis	24,553,676	120,704

Christopher J. O’Brien	23,046,545	1,627,835

Mamoun Askari	23,218,635	1,455,745

Robert Smith	24,019,348	655,032

Christopher J. Stadler	24,100,576	573,804

Jules Trump	24,003,867	670,513

Eddie Trump	24,049,967	624,413

Savio W. Tung	22,606,610	2,067,770

II.	Stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending February 3, 2002. The stockholders voted as follows:

For: 24,601,070	Against: 54,860	Abstain: 18,450

III.	Stockholders approved the adoption of the 2001 Executive Incentive Program covering certain senior executives. The stockholders voted as follows:

For: 24,004,285	Against: 642,112	Abstain: 27,983

Item 5.  Other Information

      NONE

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among CSK Auto, Inc., The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc. and the lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.01.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to Exhibit 4.01.1 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to Exhibit 4.01.2 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01.3	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of June 27, 2001.

      (b)  Reports on Form 8-K:

      On June 29, 2001, the Company filed a current report on Form 8-K to report, under Item 5 thereof, the completion of an amendment to its existing Senior Credit Facility.

      On August 23, 2001, the Company filed a current report on Form 8-K to report, under Item 5 thereof, the initiation of several strategic and financial initiatives aimed at improving the Company’s balance sheet and enhancing its future profitability.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK Auto Corporation

By:	/s/DON W. WATSON

Don W. Watson
Chief Financial Officer

DATED: September 19, 2001

Exhibit Index

Exhibit
Number	Description

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among CSK Auto, Inc., The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc. and the lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.01.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to Exhibit 4.01.1 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to Exhibit 4.01.2 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01.3	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of June 27, 2001.