Form 10-Q
period 2001-11-04
CSK AUTO CORP
filed 2001-12-19
CIK 1051848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 4, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-13927

CSK AUTO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0765798
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

645 E. Missouri Ave. Suite 400, Phoenix, Arizona (Address of principal executive office)	85012 (Zip Code)

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

Yes ☑          No ☐

      As of December 17, 2001, CSK Auto Corporation had 27,842,853 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 4,	February 4,
	2001	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$15,690	$11,131
Receivables, net of allowances of $5,146 and $4,236, respectively	102,488	79,901
Inventories	637,028	621,814
Deferred income taxes	10,349	3,133
Assets held for sale	1,699	1,497
Prepaid expenses and other current assets	20,234	19,169

Total current assets	787,488	736,645

Property and equipment, net	153,188	175,358
Leasehold interests, net	16,985	20,244
Goodwill, net	128,041	130,544
Other assets, net	14,988	14,190

Total assets	$1,100,690	$1,076,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$226,956	$199,483
Accrued payroll and related expenses	27,863	27,673
Accrued expenses and other current liabilities	52,143	42,448
Current maturities of amounts due under Senior Credit Facility (see Note 10)	—	54,640
Current maturities of capital lease obligations	9,922	10,878

Total current liabilities	316,884	335,122

Amounts due under Senior Credit Facility	501,160	471,840
Obligations under 11% Senior Subordinated Notes	81,250	81,250
Convertible subordinated notes	30,000	—
Obligations under capital leases	26,736	29,273
Deferred income taxes	7,423	10,544
Other	13,107	9,339

Total non-current liabilities	659,676	602,246

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 27,842,105 and 27,841,178 shares issued and outstanding at November 4, 2001 and February 4, 2001.	278	278
Additional paid-in capital	291,063	291,063
Stockholder receivable	(705)	(745)
Deferred compensation	(29)	(156)
Accumulated deficit	(166,477)	(150,827)

Total stockholders’ equity	124,130	139,613

Total liabilities and stockholders’ equity	$1,100,690	$1,076,981

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 4,	October 29,	November 4,	October 29,
	2001	2000	2001	2000

Net sales	$366,741	$368,898	$1,104,584	$1,100,054
Cost of sales	195,628	196,200	617,811	580,359

Gross profit	171,113	172,698	486,773	519,695
Other costs and expenses:
Operating and administrative	146,248	144,440	437,241	423,193
Store closing and other restructuring costs	11	149	23,782	6,012
Legal settlement	—	—	2,000	—
Transition and integration expenses	—	1,308	250	23,818
Goodwill amortization	1,191	1,092	3,609	3,620

Operating profit	23,663	25,709	19,891	63,052
Interest expense	14,317	15,457	45,727	45,278
Equity in loss of joint venture	—	1,188	—	1,904

Income (loss) before income taxes	9,346	9,064	(25,836)	15,870
Income tax expense (benefit)	3,412	3,172	(10,186)	5,798

Net income (loss)	$5,934	$5,892	$(15,650)	$10,072

Basic earnings (loss) per share:
Net income (loss)	$0.21	$0.21	$(0.56)	$0.36

Shares used in computing per share amounts	27,842,105	27,839,484	27,842,105	27,839,084

Diluted earnings (loss) per share:
Net income (loss)	$0.19	$0.21	$(0.56)	$0.36

Shares used in computing per share amounts	31,939,105	27,839,484	27,842,105	27,839,084

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional
			Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

Balances at February 4, 2001.	27,841,178	$278	$291,063	$(745)	$(156)	$(150,827)	$139,613
Amortization of deferred compensation (unaudited)	—	—	—	—	127	—	127
Recovery of stockholder receivable (unaudited)	—	—	—	40	—	—	40
Issuance of restricted stock (unaudited)	927	—	—	—	—	—	—
Net income (loss) (unaudited)	—	—	—	—	—	(15,650)	(15,650)

Balances at November 4, 2001
(unaudited)	27,842,105	$278	$291,063	$(705)	$(29)	$(166,477)	$124,130

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Thirty-nine Weeks Ended

	November 4,	October 29,
	2001	2000

Cash flows provided by (used in) operating activities:
Net income (loss)	$(15,650)	$10,072
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	24,219	24,235
Amortization	6,196	5,678
Amortization of deferred financing costs	2,658	1,585
Provision for write down of inventory	17,292	—
Write downs on disposal of fixed and other assets	7,675	—
Equity in loss of joint venture	—	1,904
Deferred income taxes	(10,337)	5,643
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(22,587)	(19,427)
Inventories	(33,715)	(7,057)
Prepaid expenses and other current assets	(1,140)	1,083
Accounts payable	27,671	31,683
Accrued payroll, accrued expenses and other current liabilities	10,602	(17,818)
Other assets and liabilities	4,652	5,210

Net cash provided by operating activities	17,536	42,791

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	—	(1,185)
Capital expenditures	(10,218)	(24,477)
Expenditures for assets held for sale	—	(103)
Proceeds from sale of property and equipment and assets held for sale	5,281	3,814
Investment in joint venture	—	(3,103)
Other investing activities	(2,908)	(1,363)

Net cash used in investing activities	(7,845)	(26,417)

Cash flows provided by (used in) financing activities:
Borrowings under Senior Credit Facility	232,000	199,000
Payments under Senior Credit Facility	(257,320)	(200,670)
Payment of debt issuance costs	(2,102)	—
Issuance of convertible subordinated notes	30,000	—
Payments on capital lease obligations	(7,061)	(10,608)
Advances to stockholders	—	(181)
Recovery of stockholder receivable	—	28
Exercise of options	—	59
Other financing activities	(649)	(2,906)

Net cash used in financing activities	(5,132)	(15,278)

Net increase in cash and cash equivalents	4,559	1,096
Cash and cash equivalents, beginning of period	11,131	11,762

Cash and cash equivalents, end of period	$15,690	$12,858

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine Weeks Ended November 4, 2001

      CSK Auto Corporation is a holding company. At November 4, 2001, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary (“Auto”). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the “Company.”

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At November 4, 2001, the Company operated 1,133 stores in 19 Western and Northern Plains states as a fully integrated company under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

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

Note 2 — Inventories

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management’s estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $553 million and $547 million at November 4, 2001 and February 4, 2001, respectively.

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

      Inventories at November 4, 2001 are presented net of an allowance of approximately $4.1 million. This allowance results from the Company’s decision during the second quarter of fiscal year 2001 to eliminate certain product lines (resulting in excess inventories) and to close certain retail stores (resulting in some excess inventories that are not economical to redistribute within the retail chain). See Note 7.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Earnings Per Share

      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 4,	October 29,	November 4,	October 29,
	2001	2000	2001	2000

Numerator for basic EPS:
Net income (loss)	5,934	5,892	(15,650)	10,072

Denominator for basic EPS:
Shares outstanding, beginning of period	27,842	27,839	27,841	27,835
Additional shares issued	—	—	1	4

Weighted average shares outstanding (basic)	27,842	27,839	27,842	27,839

Numerator for diluted EPS:
Net income (loss)	5,934	5,892	(15,650)	10,072
Interest savings, net of tax, on assumed conversion of notes	294	—	—	—

Adjusted net income	6,228	5,892	(15,650)	10,072

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	27,842	27,839	27,842	27,839
Effect of dilutive stock options	25	—	—	—
Assumed conversion of notes	4,072	—	—	—

Weighted average shares outstanding (basic)	31,939	27,839	27,842	27,839

Shares excluded as a result of anti-dilution:
Stock options	2,314	3,020	2,862	3,027
Conversion of notes	—	—	1,354	—

Total shares excluded	2,314	3,020	4,216	3,027

Note 4 — Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which are effective for all purchase business combinations completed after June 30, 2001. SFAS No. 141 replaces APB Opinion No. 16, “Business Combinations,” and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach, whereby such intangible assets will be evaluated at least annually or sooner if events or circumstances occur indicating that they might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company is required to adopt SFAS No. 142 on February 4, 2002, the beginning of fiscal 2002, for acquisitions consummated prior to July 1, 2001. The Company is in the process of determining the impact the adoption of SFAS 141 will have on its financial position and results of operations. The adoption of SFAS 142

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will reduce pre-tax amortization expense by approximately $4.8 million during fiscal year 2002. The Company is in the process of determining if any impairment under SFAS 142 exists and the related impact on its financial position and results of operations that any such impairment might produce. Neither SFAS 141 nor SFAS 142 will have any impact on cash flows.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). The Company is required to adopt SFAS No. 144 as of the beginning of fiscal 2002. The Company is in the process of determining the impact of adoption of this pronouncement.

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

      The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and 250 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against the Company. The complaint alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. The Company believes the suit is without merit and plans to vigorously defend it. The Company, with other defendants, filed a motion to dismiss and certain other procedural motions. All motions were denied, except the motion to dismiss one of the Robinson-Patman claims that was based upon the allegation that defendants were acting as brokers, which was granted. The Company does not currently believe that this complaint will result in liabilities material to its consolidated financial position, results of operations or cash flows.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the second quarter of fiscal 2001, the Company recorded a $2.0 million charge for the settlement of certain other legal claims.

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

      During the second quarter of fiscal 2001, the Company’s management implemented a Profitability Enhancement Program (“PEP”) to reduce costs, improve operating efficiencies and close under-performing stores. As a result of the PEP, the Company recorded total restructuring and other charges of $44.6 million during the quarter ended August 5, 2001. The following paragraphs provide detailed information relating to the costs that were recorded in connection with the PEP (in thousands):

Amounts recorded as store closing and restructuring charges:
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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Total activity in the provision for store closings and the related store closing costs for the thirty-nine weeks ended November 4, 2001, including the impact of the PEP, is as follows (in thousands):

Balance, at February 4, 2001.	$1,552
Store closing costs:
Store closing costs, gross ($6,810 relating to PEP)	7,395
Revisions in estimates ($6,888 relating to extended vacancy periods)	8,638

Store closing costs, net	16,033
Payments	(6,846)

Balance, at November 4, 2001.	$10,739

      On a store count basis, closure activity and the remaining number of stores to be closed are summarized as follows (plan amendments represent stores deleted from a store closing plan):

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Period	Balance	Added	Amendments	Closed	be Closed

Fiscal 1999	29	87	(11)	(77)	28
Fiscal 2000	28	24	(1)	(42)	9
Fiscal 2001(year to date)	9	43	—	(39)	13

      At November 4, 2001, there were 13 stores remaining to be closed under the Company’s store closing plans, comprised of the following:

	Stores in	Plan	Stores	Balance to
Fiscal Year	Closing Plan	Amendments	Closed	be Closed

1999	87	(2)	(83)	2
2000	24	—	(23)	1
2001	43	—	(33)	10
				13

     Workforce Reduction

      As a result of an internal review of general and administrative functions, the Company terminated 36 employees and eliminated 84 open positions. The terminated employees worked primarily in human resources, information technology and real estate. As a result of these actions, a provision was made for estimated severance and benefits of approximately $0.4 million.

     Other Restructuring Charges

      Other restructuring costs include estimates for early terminations of equipment operating leases ($0.5 million) and other costs.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Provision for Excess Inventory and Related Charges

      In conjunction with the PEP, the Company completed an inventory review to: (1) increase inventory turnover; (2) provide an optimal inventory level at each store and depot location; (3) write down the inventory of the 36 stores planned for closure; and (4) liquidate inventory not meeting the Company’s new asset return levels. As a result of the analysis, the Company has established a reserve for excess inventories resulting from the decision to eliminate certain products and to liquidate inventory from closed stores. In conjunction with this decision, a provision of $17.3 million was recorded to reduce inventory values. In addition, during the second quarter of 2001 the Company incurred actual costs of approximately $5.8 million related to labor, warehouse and distribution, freight and other operating costs associated with the inventory review and disposal. These costs are reflected as cost of sales in the accompanying statement of operations for the thirty-nine weeks ended November 4, 2001.

Note 8 — Long Term Debt

     Convertible Subordinated Notes

      During August 2001, the Company issued $30.0 million aggregate principal amount of 7% convertible subordinated notes due September 1, 2006 in a private placement. Interest on these notes is payable semiannually on March 1 and September 1, commencing March 1, 2002. The notes are convertible into approximately 4.5 million shares of common stock at a conversion price of $6.63 per share, which represents a 10% premium to the average closing prices of the Company’s common stock on the NYSE for the 10 days preceding the issuance of the notes.

      If the Company consummates the Refinancing described below, then the Company has the right to force conversion of all of the unpaid principal amount of the notes into the Company’s common stock, at the stated conversion price. See Note 10.

      The note holders have the right to convert all or any portion of the unpaid principal amount of these notes into common stock at the conversion price at any time.

     Senior Credit Facility

      As a result of increased borrowing and based on our financial results for the third quarter of fiscal 2001, our ratio of debt to EBITDA (as defined in our existing senior credit facility) and our Interest Coverage Ratio (as defined in our existing senior credit facility) would not have been in compliance with corresponding covenants under our existing senior credit facility. Accordingly, we negotiated a waiver of these covenants effective for the third quarter ending November 4, 2001 in connection with the planned refinancing of our debt.

Note 9 — Stock Options

      In August 2001, the Company cancelled outstanding stock options to purchase an aggregate of 495,011 shares of the Company’s common stock that had been granted to certain Company executives. The options covered by such cancellations had exercise prices ranging from $17.50 to $32.25 per share, with a weighted average exercise price of $26.34 per share. These executives will be awarded new stock options to purchase an aggregate of 495,011 shares of the Company’s common stock in February 2002, subject to their continued employment with the Company. The exercise price of the new stock options will be the greater of: (a) $11.00 per share; and (b) the fair market value of CSK Auto Corporation common stock on the date of grant.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Subsequent Events

      During the fourth quarter of fiscal 2001, the Company obtained commitments for a refinancing (the “Refinancing”) of its capital structure which, when completed, will result in debt reduction, the elimination of scheduled bank debt amortization payments prior to the end of 2004, the extension of debt maturities and enhanced liquidity. The Refinancing is expected to close by the end of December 2001. In connection with the Refinancing, CSK Auto, Inc. expects to enter into a new three year $300.0 million senior secured, asset-based credit facility and expects to issue $280.0 million principal amount of senior notes due 2006. The new three year $300.0 million senior credit facility is expected to be comprised of a $150.0 million non-amortizing term loan and a $150.0 million revolving credit facility with availability subject to a borrowing base formula. Interest on the $300.0 million senior credit facility is expected to be LIBOR plus 3.5%. The coupon interest rate on the $280.0 million of senior notes will be 12.0% per annum. The effective rate on the senior notes will be approximately 12.5% per annum, which includes amortization of the original issue discount.

      In addition, CSK Auto Corporation has entered into agreements with certain investors, including an affiliate of Investcorp, one of the Company’s principal stockholders, to purchase $50.0 million principal amount of 7% convertible subordinated debentures due December 2006. The debentures will be convertible into approximately 5.8 million shares of CSK Auto Corporation common stock at a conversion price of $8.69 per share, subject to certain anti-dilution adjustment provisions and other adjustments that may result in the issuance of additional shares of such common stock under certain circumstances. Although the convertible subordinated debentures are not redeemable other than in the event of a change of control, the Company expects to require these investors to convert their convertible subordinated debentures into CSK Auto Corporation common stock following satisfaction of certain conditions, including completion of the Refinancing and the effectiveness of a registration statement covering the shares of common stock underlying the convertible debentures. The Company currently expects the conditions to be satisfied within 150 days of the closing of the Refinancing. If the conditions to conversion are not satisfied, then the debentures will remain convertible at the option of the holders. The convertible subordinated debentures to be held by the affiliate of Investcorp will not be convertible into common stock of CSK Auto Corporation until the issuance of the common stock underlying its debentures has been approved by the stockholders of CSK Auto Corporation.

      On the closing of our new senior credit facility, CSK Auto Corporation will convert the existing $30.0 million of 7% convertible subordinated notes due September 1, 2006 into approximately 4.5 million shares of its common stock. See Note 8.

      In conjunction with the Refinancing, the Company expects to record in the fourth quarter of fiscal 2001 an extraordinary loss of approximately $3.1 million, net of income taxes, relating to the write-off of the unamortized deferred financing costs associated with the existing senior credit facility.

      The Company has reclassified all current maturities of the existing senior credit facility as long-term because the Company has the ability and the intent to refinance this obligation on a long term basis. This ability and intent is expressed in the agreements entered into in conjunction with the proposed Refinancing and the Company has complied with all of the requirements of the existing accounting literature that addresses such reclassifications.

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

Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks		Thirty-nine Weeks
	Ended		Ended

	November 4,	October 29,	November 4,	October 29,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.3	53.2	55.9	52.8

Gross profit	46.7	46.8	44.1	47.2
Operating and administrative	39.9	39.2	39.6	38.5
Store closing and other restructuring costs	—	—	2.2	0.5
Legal settlement	—	—	0.2	—
Transition and integration expenses	—	0.4	—	2.1
Goodwill amortization	0.3	0.3	0.3	0.3

Operating profit	6.5	6.9	1.8	5.8
Interest expense	3.9	4.2	4.1	4.1
Equity in loss on joint venture	—	0.3	—	0.2

Income (loss) before income taxes	2.6	2.4	(2.3)	1.5
Income tax expense (benefit)	1.0	0.9	(0.9)	0.5

Net income (loss)	1.6%	1.5%	(1.4)%	1.0%

     Thirteen Weeks Ended November 4, 2001 Compared to Thirteen Weeks Ended October 29, 2000

      Net sales for the thirteen weeks ended November 4, 2001 (the “third quarter of fiscal 2001”) were $366.7 million as compared to net sales of $367.7 million (excluding $1.1 million of service center sales) for the thirteen weeks ended October 29, 2000 (“the third quarter of fiscal 2000”). We had comparable store sales growth of 1% which was offset by a reduction in sales due to the closure of 26 of our stores, the negative sales impact during the three weeks immediately following the events of September 11, 2001, and lost sales due to lower than typical in-stock inventory levels. These lower than typical in-stock levels were due to our diminished liquidity position, particularly during the first portion of the third quarter. In-stock levels and liquidity improved after CSK Auto Corporation issued $30.0 million of 7% convertible subordinated notes on August 14, 2001, which has contributed to comparable store sales growth of approximately 4% in recent weeks.

      During the third quarter of fiscal 2001, we opened 3 stores, relocated 3 stores and closed 24 stores in addition to the stores closed due to relocation, 23 of which were closed in connection with our previously announced Profitability Enhancement Program (“PEP”). At November 4, 2001, we had 1,133 stores in operation compared to 1,147 at the end of the third quarter of fiscal 2000.

      Gross profit was $171.1 million, or 46.7% of net sales, in the third quarter of fiscal 2001 as compared to $172.7 million, or 46.8% of net sales, in the third quarter of fiscal 2000. The lower realized gross profit margin was a result of lower vendor volume purchase allowances due to lower sales and the result of lower vendor cash discounts due to our failure to make prompt payment.

      Operating and administrative expenses were $146.2 million, or 39.9% of net sales, for the third quarter of fiscal 2001 as compared to $144.4 million, or 39.2% of net sales, for the third quarter of fiscal 2000. The increase in operating and administrative expenses is the result of higher payroll related costs, increased building rent, taxes and insurance offset in part by the cost savings achieved due to the restructuring completed in the second quarter of fiscal 2001.

      Operating profit was $23.7 million for the third quarter of fiscal 2001 compared to a $25.7 million profit for the third quarter of fiscal 2000. The decrease in operating profit resulted primarily from lower gross profit margins and increased expense as discussed above. During the comparable 2000 period, we incurred $1.3 million in non-recurring expenses associated with the transition and integration of store acquisitions.

      Net interest expense for the third quarter of fiscal 2001 decreased to $14.3 million from $15.5 million for the third quarter of fiscal 2000 due to lower average interest rates and a slightly lower outstanding debt balance.

      Income tax expense for the third quarter of fiscal 2001 was $3.4 million, compared to an income tax expense of $3.2 million for the third quarter of fiscal 2000. Our effective tax rate of approximately 36.5% during the third quarter of fiscal 2001 was slightly higher than our rate of 35.0% in the corresponding 2000 period.

      As a result of the above factors, we had net income of $5.9 million, or $0.19 per diluted common share, for the third quarter of fiscal 2001, compared to net income of $5.9 million, or $0.21 per diluted common share, for the third quarter of fiscal 2000. Earnings per share are lower in the third quarter of fiscal 2001 than in the third quarter of fiscal 2000 as a result of a higher outstanding share count due to the assumed conversion of the convertible subordinated notes.

     Thirty-nine Weeks Ended November 4, 2001 Compared to Thirty-nine Weeks Ended October 29, 2000

      Net sales for the thirty-nine weeks ended November 4, 2001 and October 29, 2000 were $1.1 billion. Comparable store sales increased 1% for the thirty-nine weeks ended November 4, 2001. At November 4, 2001, the Company had 1,133 stores in operation, compared to 1,147 at the end of the third quarter of fiscal 2000.

      Gross profit for the thirty-nine weeks ended November 4, 2001 was $486.8 million, or 44.1% of net sales, compared to $519.7 million or 47.2% of net sales, for the comparable 2000 period. The lower realized gross profit margin was a result of lower vendor volume purchase allowances in the period. We have historically utilized prompt payment and other cash discount programs offered by vendors. Because of the need to pay for the class action lawsuit settlement and the term loan amortization payments, we took efforts to retain cash during most of the thirty-nine weeks of fiscal 2001 and did not take full advantage of the contractual vendor allowances. We also recorded a non-recurring charge of $23.1 million to cost of sales in the second quarter of fiscal 2001 as part of our PEP.

      Operating and administrative expenses increased by $14.0 million to $437.2 million, or 39.6% of net sales, for the thirty-nine week period of fiscal 2001 from $423.2 million, or 38.5% of net sales, for the comparable 2000 period. The increase relates to higher payroll related costs partially offset by a reduction of expenses related to the 26 stores closed as part of our PEP.

      Operating profit decreased to $19.9 million, or 1.8% of net sales, for the thirty-nine week period of fiscal 2001 from $63.1 million, or 5.8% of net sales, for the comparable 2000 period, due to the factors cited above, including the $46.6 million impact of the PEP and legal settlements. During the comparable 2000 period, we incurred $23.8 million in non-recurring expenses associated with the transition and integration of store acquisitions.

      Net interest expense for the thirty-nine weeks of fiscal 2001 totaled $45.7 million compared to $45.3 million for the comparable period of fiscal 2000. This increase was primarily due to increased costs associated with financing vendor payables offset by a reduction in interest rates.

      Income tax benefit for the thirty-nine weeks of fiscal 2001 was $10.2 million compared to income tax expense of $5.8 million for the comparable 2000 period. Our effective tax rate was 39.4% during the thirty-nine weeks of fiscal 2001 compared to our tax rate of 36.5% in the corresponding 2000 period.

      As a result of the above factors, we incurred a net loss of $15.7 million,or $0.56 per diluted common share, for the thirty-nine weeks of fiscal 2001, compared to net income of $10.1 million, or $0.36 per diluted common share, for the comparable 2000 period.

Restructuring and Other Non-Recurring Charges

      During the quarter ended August 5, 2001, (“the second quarter of fiscal 2001”), we implemented our PEP to reduce costs, improve operating efficiencies and close under-performing stores. This program includes the planned closure of 36 stores (26 of which had been closed as of November 4, 2001), the reserve for discontinued and excess inventory, costs incurred associated with the inventory review and disposal, the write-down of store site costs and store-related property and equipment, a workforce reduction and other related charges. As a result, we recorded total charges of $44.6 million, which includes $21.5 million of store closing and other restructuring costs and inventory charges of $23.1 million classified as cost of sales. The following paragraphs provide detailed information relating to the restructuring costs that were recorded.

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

      During the thirty-nine weeks ended November 4, 2001, we recorded a charge of $13.7 million for the closure of 36 stores based on several factors including market saturation, store profitability, and store size and format. Of this charge, $6.9 million related to existing closed stores that have longer than anticipated vacancy periods as a result of the continued economic slowdown. The charge consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) operating expenses associated with the closed store vacancy periods. As of November 4, 2001, 26 of these stores have been closed. The remaining stores are expected to be closed by the first half of fiscal 2002.

      Total activity relating to store closing costs for the thirty-nine weeks ended November 4, 2001, including the impact of the PEP, is as follows (in thousands):

Balance, at February 4, 2001.	$1,552
Store closings costs:
Store closings costs, gross ($6,810 relating to PEP)	7,395
Revisions in estimates ($6,888 relating to extended vacancy periods)	8,638

Store closings costs, net	16,033
Payments	(6,846)

Balance, at November 4, 2001	$10,739

      On a store count basis, closure activity and the remaining number of stores to be closed are summarized as follows (plan amendments represent stores deleted from a store closing plan):

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Period	Balance	Added	Amendments	Closed	be Closed

Fiscal 1999	29	87	(11)	(77)	28
Fiscal 2000	28	24	(1)	(42)	9
Fiscal 2001 (year to date)	9	43	—	(39)	13

      At November 4, 2001, there were 13 stores remaining to be closed under the Company’s store closing plans, comprised of the following:

	Stores in	Plan	Stores	Balance to
Fiscal Year	Closing Plan	Amendments	Closed	be Closed

1999	87	(2)	(83)	2
2000	24	—	(23)	1
2001	43	—	(33)	10
				13

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

      Of the $1.1 million provision for total workforce reduction and other restructuring costs, the remaining reserve at November 4, 2001 was approximately $0.5 million.

     Inventory and Related Charges

      As a result of the our plan to increase the return on assets, we completed an inventory review to: (1) increase inventory turnover; (2) provide an optimal inventory level at each store location; (3) liquidate inventory not meeting the our new asset return levels; and (4) write down the inventory of the 36 stores planned for closure. As a result of the analysis, we established a reserve for excess inventories resulting from the decision to eliminate certain product lines and to liquidate inventory from closed stores. In conjunction with this decision, a provision of $17.3 million was recorded to reduce inventory values. In addition, we incurred actual costs during the second quarter of approximately $5.8 million related to labor, warehouse and distribution, freight and other operating costs associated with the inventory review and disposal. These costs are reflected as cost of sales in the accompanying statement of operations for the thirty-nine weeks ended November 4, 2001.

Liquidity and Capital Resources

     Overview

      Our primary cash requirements include working capital (primarily inventory), debt service obligations and capital expenditures. We intend to finance our cash requirements with cash flow from operations and borrowings under our new senior credit facility (see Note 10 to the Consolidated Financial Statements). At November 4, 2001, we had net working capital of approximately $470.6 million, total indebtedness of $649.1 million and total liquidity (cash plus availability under our existing revolving credit facility) of approximately $47.7 million.

      We have obtained commitments for a refinancing (the “Refinancing”) of our capital structure which, when completed, will result in debt reduction, the elimination of scheduled bank debt amortization payments prior to the end of 2004, the extension of debt maturities and enhanced liquidity. See Note 10 to the Consolidated Financial Statements. The Refinancing is expected to be consummated by the end of December 2001. In connection with the Refinancing, we expect to enter into a new three year $300.0 million senior secured, asset-based credit facility and have entered into agreements to issue $280.0 million of senior notes due 2006. The new three year $300.0 million senior credit facility is expected to be comprised of a $150.0 million non-amortizing term loan and a $150.0 million revolving credit facility with availability subject to a borrowing base formula. Interest on the $300.0 million senior credit facility is expected to be LIBOR plus 3.5%. Interest on the $280.0 million senior notes is expected to be 12.5% per annum, which includes amortization of the original issue discount. Of the $300.0 million expected commitment under our new senior credit facility, we estimate that our borrowing capacity at the closing of the Refinancing will be approximately $284 million pursuant to a borrowing base formula, a portion of which will be borrowed at closing.

      During the fourth quarter of fiscal 2001, we entered into an agreement with certain investors, including an affiliate of Investcorp (one of our principal stockholders), for the private placement of $50.0 million in principal amount of 7% convertible subordinated debentures due December 2006. This transaction is expected to close during December 2001. The debentures are convertible into CSK Auto Corporation common stock at $8.69 per share subject to certain anti-dilution adjustment provisions and other adjustments that may result in the issuance of additional shares of common stock of CSK Auto Corporation under certain circumstances. In connection with the Refinancing, we plan to force conversion of the entire unpaid principal amount of the debentures into our common stock, at the stated conversion price. The conversion of the debentures is subject to certain conditions, including completion of the Refinancing and the effectiveness of a registration statement covering the shares of common stock underlying the debentures, which are expected to be satisfied within 150 days of the closing of the refinancing. If the conditions to conversion are not satisfied, then the debentures will remain convertible at the option of the holders. The convertible subordinated debentures to be held by the affiliate of Investcorp will not be convertible into common stock of CSK Auto Corporation until the issuance of the common stock underlying its debentures has been approved by the stockholders of CSK Auto Corporation.

      During the third quarter of fiscal 2001, we issued $30.0 million aggregate principal amount of 7% convertible subordinated notes due September 1, 2006 in a private placement. The notes are convertible into common stock at a conversion price of $6.63 per share. In connection with the consummation of the Refinancing, we plan to convert the entire unpaid principal amount of the notes into CSK Auto Corporation common stock, at the stated conversion price. On a pro forma basis giving effect to the Refinancing and assuming conversion of our convertible debt to common stock, on November 4, 2001, we would have had total debt of $589.1 million and total liquidity (comprised of cash and cash equivalents of $15.7 million and unborrowed availability under our new senior credit facility) of $95.8 million. We believe that cash flow from operations combined with the availability of funds under the new revolving credit facility will be sufficient to support our operations and liquidity requirements for the foreseeable future.

      During the second quarter of fiscal 2001, we negotiated $27.0 million of additional financing under our existing senior credit facility and negotiated amendments to that facility to permit the increased borrowing and to amend certain covenant restrictions relating to outstanding debt levels. These funds were used to pay the $27.3 million principal payment that was due on the existing senior credit facility on June 30, 2001. Another $27.3 million principal payment is due on the existing senior credit facility as of December 31, 2001, but upon consummation of the Refinancing, expected to occur during December 2001, that payment will no longer be required.

      As a result of increased borrowing and based on our financial results for the third quarter of fiscal 2001, our ratio of debt to EBITDA (as defined in our existing senior credit facility) and our Interest Coverage Ratio (as defined in our existing senior credit facility) would not have been in compliance with corresponding covenants under our existing senior credit facility. Accordingly, we negotiated a waiver to these covenants effective for the third quarter ending November 4, 2001.

      In conjunction with the Refinancing, we expect to record in the fourth quarter of fiscal 2001 an extraordinary loss of $3.1 million, net of income taxes, relating to the write-off of the unamortized deferred financing costs associated with our existing senior credit facility.

      We have reclassified all current maturities of our existing senior credit facility as long-term because we have the ability and the intent to refinance this obligation on a long term basis. This ability and intent is expressed in the agreements entered into in conjunction with the proposed Refinancing and the Company has complied with all of the requirements of the existing accounting literature that addresses such reclassifications.

      During fiscal 2000, we finalized an agreement to settle the class action lawsuits (see Note 6 to the Consolidated Financial Statements) brought by former and present California store managers and senior assistant managers seeking overtime pay under California law. The amount of the settlement was approximately $8.8 million (which includes plaintiff’s attorneys’ fees and costs and other miscellaneous expenses) and was paid during the first quarter of fiscal 2001. The settlement was funded through our existing revolving credit facility. During the second quarter of fiscal 2001, we also reserved $2.0 million for certain other legal claims and expect to pay such amounts during the remainder of fiscal 2001 and 2002.

      For the thirty-nine weeks of fiscal 2001, net cash provided by operating activities was $17.5 million compared to $42.8 million during the comparable 2000 period. The largest components of the change in cash flow from operations relate to: (1) a net loss of $15.7 million during the 2001 period compared to net income of $10.1 million during the comparable 2000 period; (2) a non-cash provision during the 2001 period of $25.0 million comprised of a $17.3 million provision for write down of inventory and a $7.7 million write down on disposal of fixed and other assets primarily as a result of our PEP (see Note 7); and (3) an increased investment in our inventories, where $33.7 million was used during the 2001 period compared to $7.1 million used for such purposes during the 2000 period.

      Net cash used in investing activities totaled $7.8 million for the thirty-nine weeks of fiscal 2001, compared to $26.4 million used during the thirty-nine weeks of 2000. The decrease in cash used in investing activities was primarily the result of $14.3 million less in capital expenditures, an increase of $1.5 million in proceeds from the sale of fixed assets and $3.1 million investment in joint venture during the 2000 fiscal period.

      Net cash used in financing activities totaled $5.1 million for the thirty-nine weeks of fiscal 2001 compared to $15.3 million of net cash used by financing activities in the comparable period of fiscal 2000. In the thirty-nine weeks of fiscal 2001, we made net payments of $25.3 million under the Senior Credit Facility compared to net payments of $1.7 million for the comparable period in fiscal 2000. This was offset by the issuance of $30.0 million in convertible notes during the thirty-nine weeks of fiscal 2001 and $3.5 million less in capital lease payments than in the comparable period of fiscal 2000.

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

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and 250 individual auto parts dealers alleging that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against us. The complaint alleges that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. We believe the suit is without merit and plan to vigorously defend it. We, with other defendants, filed a motion to dismiss and certain other procedural motions. All motions were denied, except the motion to dismiss one of the Robinson-Patman claims that was based upon the allegation that defendants were acting as brokers, which was granted. We do not currently believe that this complaint will result in liabilities material to our consolidated financial position, results of operations or cash flows.

      During the second quarter of fiscal 2001, we recorded a $2.0 million charge for the settlement of certain other legal claims.

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

Item 2.     Changes in Securities and Use of Proceeds

      On August 14, 2001, CSK Auto Corporation issued $30.0 million aggregate principal amount of 7% convertible subordinated notes due September 1, 2006 to Oppenheimer Capital Income Fund. The notes are convertible, at our option, into common stock of CSK Auto Corporation upon the successful completion of a refinancing of our existing senior credit facility, including the Refinancing. On the closing of our new senior credit facility, we will exercise our right to convert these convertible subordinated notes into approximately 4.5 million shares of CSK Auto Corporation’s common stock.

Item 3.     Defaults upon Senior Securities

      NONE

Item 4.     Submission of Matters to a Vote of Security Holders

      NONE

Item 5.  Other Information

      Mr. Charles L. Griffith resigned from the Company’s Board of Directors on December 14, 2001.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among CSK Auto, Inc., The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc. and the lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.01.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to Exhibit 4.01.1 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to Exhibit 4.01.2 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01.3	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of June 27, 2001, incorporated herein by reference to exhibit 4.01.3 of the Company’s report on form 10Q, filed on September 19, 2001 (File No. 001-13927).
4.02	Convertible Subordinated Note issued by CSK Auto Corporation in favor of Oppenheimer Capital Income Fund, dated as of August 14, 2001.
4.02.1	Note Purchase Agreement between CSK Auto Corporation and Oppenheimer Capital Income Fund, dated as of August 14, 2001.
4.02.2	Registration Rights Agreement between CSK Auto Corporation and Oppenheimer Capital Income Fund, dated as of August 14, 2001.
10.01	Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser.
10.02	Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt.
10.03	Severance and Retention Agreement between CSK Auto, Inc. and Don Watson.
10.04	Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward.
10.05	Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh.
10.06	Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis.
10.07	Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans.

      (b)     Reports on Form 8-K:

      On June 29, 2001, the Company filed a current report on Form 8-K to report, under Item 5 thereof, an amendment to CSK Auto, Inc.’s existing senior credit facility.

      On August 23, 2001, the Company filed a current report on Form 8-K to report, under Item 5 thereof, the initiation of several strategic and financial initiatives aimed at improving the Company’s balance sheet and enhancing its future profitability.

      On December 11, 2001, the Company filed a current report on Form 8-K to report, under Item 5 thereof, the Company’s entry into an agreement concerning the private placement of convertible subordinated debentures.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK AUTO CORPORATION

By: /s/ DON W. WATSON

Don W. Watson
Chief Financial Officer

DATED: December 19, 2001

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among CSK Auto, Inc., The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc. and the lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.01.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to Exhibit 4.01.1 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to Exhibit 4.01.2 of the Company’s annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01.3	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of June 27, 2001, incorporated herein by reference to exhibit 4.01.3 of the Company’s report on form 10Q, filed on September 19, 2001 (File No. 001-13927).
4.02	Convertible Subordinated Note issued by CSK Auto Corporation in favor of Oppenheimer Capital Income Fund, dated as of August 14, 2001.
4.02.1	Note Purchase Agreement between CSK Auto Corporation and Oppenheimer Capital Income Fund, dated as of August 14, 2001.
4.02.2	Registration Rights Agreement between CSK Auto Corporation and Oppenheimer Capital Income Fund, dated as of August 14, 2001.
10.01	Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser.
10.02	Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt.
10.03	Severance and Retention Agreement between CSK Auto, Inc. and Don Watson.
10.04	Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward.
10.05	Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh.
10.06	Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis.
10.07	Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans.