Form 10-K
period 2002-02-03
CSK AUTO CORP
filed 2002-04-23
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑     No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of April 17, 2002 the aggregate market value of the Company’s common stock held by non-affiliates was approximately $246.6 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates. As of April 17, 2002 there were 32,477,236 shares of the Company’s common stock outstanding.

Documents Incorporated by Reference

•	Portions of the Company’s definitive Proxy Statement on Schedule 14A, with respect to the Company’s 2002 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

Note Concerning Forward-Looking Information

      Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control, the occurrence of which could have a material adverse effect on our business, operating results and financial condition. These events may include future operating results and potential competition, among other things. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.     Business

General

      We are the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. We have the number one market position in 25 of the 28 geographic markets in which we operate, based on store count. As of February 3, 2002, we operated 1,130 stores in 19 states under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 418 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 235 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 477 stores primarily in California.

      We offer a broad selection of national brand name and generic automotive products for domestic and imported cars and light trucks. Our products include new and remanufactured automotive replacement parts, maintenance items and accessories. Our stores average approximately 7,290 square feet in size and typically offer a store specific mix of between 13,000 and 18,000 stock-keeping units, or SKUs. We also operate a highly efficient network of 39 strategically located depots to provide approximately 75% of our stores an additional 65,000 SKUs on a same-day delivery basis. Through our extensive on-line vendor network, we make available up to an additional 250,000 SKUs on a same-day delivery basis to approximately 75% of our stores and up to 1,000,000 additional SKUs on a next-day delivery basis to substantially all of our stores.

      We serve both the do-it-yourself (DIY) and the commercial installer, or do-it-for-me (DIFM), markets. The DIY market, which is comprised of consumers who typically repair and maintain vehicles themselves, is the foundation of our business. Sales to the DIY market represented approximately 82% of our net sales for fiscal year 2001. The DIFM market is comprised of auto repair professionals, fleet owners, governments, and municipalities and accounted for approximately 60% of the annual sales in the U.S. automotive aftermarket industry in 2000, according to statistics published by the Automotive Aftermarket Industry Association. Sales to the DIFM market represented approximately 18% of our net sales for fiscal year 2001. In 1994, we began targeting the DIFM market to leverage our existing store base, fixed costs, inventory, and in-store personnel. We believe we are well positioned to effectively and profitably further penetrate the highly fragmented DIFM market because of our sales force dedicated to DIFM customers, experienced in-store sales associates, high level of customer service, conveniently located stores, efficient depot delivery network, attractive pricing, and ability to provide timely availability of a broad selection of national brand name products.

Industry Overview

      We compete in the approximately $98 billion U.S. automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. The industry is comprised of the $36 billion DIY market and the $62 billion DIFM market. From 1991 to 2000, the DIY market grew at a compound annual rate of 5.8% and the DIFM market grew at a compound annual rate of 6.0%. We believe that the U.S. automotive aftermarket industry is characterized by stable demand and is growing because of increases in:

•	the size and age of the automotive fleet. The number of light vehicles in use, which includes cars and light trucks, has increased from 175.4 million in 1991 to 205.3 million in 2000. From 1991 to 2000, the average age of cars increased from 7.9 years to 9.1 years and the average age of light trucks increased from 8.1 years to 8.4 years. In the Western United States, where we operate, the average age of domestic cars was 10.8 years in 2000 according to Lang Marketing Resources, Inc.

•	the number of miles driven annually per vehicle. Miles driven annually has grown from approximately 2.0 trillion in 1991 to approximately 2.5 trillion in 1999.

•	the number of licensed drivers. Licensed drivers increased from 169.0 million in 1991 to approximately 187.2 million in 1999.

•	the percentage of the total light vehicle fleet represented by light trucks, which includes SUVs. Light trucks comprised 37.8% of all light vehicles in use in 2000, up from 29.7% in 1991. According to Lang Marketing Resources, Inc., in 2000, each light truck generated an average of $480 of aftermarket product purchases versus $325 of such purchases generated per car.

•	the number of light vehicles coming off warranty, particularly leased vehicles. From 1996 to 2000, approximately 80.2 million new light vehicles were sold and an additional 18.6 million light vehicles were leased. Management believes that leased vehicles are often under-maintained and, therefore, may require higher-than-average maintenance and repair expenditures in the post-warranty period.

      Despite significant consolidation of automotive aftermarket retailers in recent years, the industry remains highly fragmented. Our primary competitors include national and regional automotive parts chains, wholesalers, jobber stores, independent operators, automobile dealers, and discount stores and mass merchandisers that carry automotive products. According to Lang Marketing Resources, Inc., specialty automotive parts retailers have increased their market share of U.S. DIY sales from 31.6% in 1994 to 40.8% in 2000.

Competitive Strengths

      We believe that our competitive strengths include the following:

      Leading Market Position in the Western United States. We are the largest specialty retailer of automotive parts and accessories in the Western United States and have the number one market position in 25 of the 28 geographic markets in which we operate, based on store count. Our research indicates that we have better brand name recognition than many of our competitors in several of our key markets. We believe that this is due to the long operating history of our stores, our advertising and marketing programs, the breadth of our product selection, and our reputation for superior customer service.

      As the largest specialty retailer of automotive parts and accessories in the Western United States, we believe we have certain competitive advantages over smaller retail chains and independent operators. These advantages include: (1) our brand name recognition as a trusted source of automotive parts and accessories, (2) our ability to make available a broad selection of products on a timely basis, (3) marketing and distribution efficiencies due to economies of scale, and (4) our advanced store level information and distribution systems, which are the result of our significant investments in recent years. We also believe that we enjoy a competitive advantage over mass merchandisers due to our focus on automotive parts and accessories and our knowledgeable sales associates.

      Focus on Customer Service. Our research indicates that consumers in our key markets rate our sales associates as “the most knowledgeable and helpful” more frequently than those of certain other well-known specialty retailers of automotive parts. Recruiting, training and retaining high quality sales associates is a major component of our focus on customer service. Our training programs and incentives encourage our sales associates to develop technical expertise, which enables them to effectively advise customers on product selection and use. We have an average of two Automotive Society of Engineers, or ASE, certified mechanics per store. To further satisfy our customers’ needs we also offer free testing of certain parts, “no hassle” return policies, electronically maintained warranties and a customer service call center.

      Profitable and Growing Commercial Sales Program. We believe we are well positioned to effectively service our DIFM customers, who typically require convenient locations, a high level of customer service, and timely availability of brand name products. Beginning in fiscal 1996, we significantly increased our marketing efforts to the DIFM market, added sales personnel dedicated to our DIFM customers, increased the breadth and depth of our product selection, and improved and expanded our distribution systems. We currently operate DIFM sales centers in 545 of our stores and our DIFM sales have grown from $89.6 million, or approximately 11% of net sales in fiscal 1996, to $259.1 million, or approximately 18% of net sales for the fiscal year ended February 3, 2002. The growth of our commercial sales program has increased the sales base for our participating stores, created additional marketing and distribution efficiencies, and allowed us to enhance the product selection for our DIY customers.

      Timely Availability of a Broad Selection of Brand Name Products. Our stores typically offer a store specific mix of between 13,000 and 18,000 SKUs. We also operate a highly efficient network of 39 strategically located depots to provide approximately 75% of our stores an additional 65,000 SKUs on a same-day delivery basis. Through our extensive on-line vendor network, we make available up to an additional 250,000 SKUs on a same-day delivery basis to approximately 75% of our stores and up to 1,000,000 additional SKUs on a next-day delivery basis to substantially all of our stores. While our stores also stock high quality generic products that appeal to our value conscious customers, we feature a broad selection of national brand name products that help generate customer traffic and have strong consumer appeal, particularly in the DIFM market.

      Sophisticated Store-Level Information and Distribution Systems. In recent years, we have made significant investments in sophisticated store-level information systems and warehouse and distribution systems, in order to more effectively manage our inventory and increase the availability of products to our customers. Our sophisticated inventory management systems provide inventory movement forecasting based on history, trend and seasonality. Our systems have enhanced our ability to predict the size and timing of product requirements by closely monitoring service level goals, vendor lead times and cost of inventory assumptions. Our store level replenishment system generates orders based upon store on-hand and store model stock quantities. Store model stock quantities are determined by an automatic model stock adjustment system, which utilizes historical sales patterns, seasonality and store presentation requirements. We also maintain a store specific precision-pricing program that seeks to optimize margins while maintaining price competitiveness. Our fully integrated warehouse and distribution network and our 39 strategically located depots, which operate using state-of-the-art technology, have allowed us to significantly improve distribution efficiency. Additionally, these investments have allowed us to both improve our in-stock inventory levels and reduce delivery costs and times for products.

Business Strategy

      Our business strategy includes the following key elements:

      Drive Customer Traffic and Increase Sales Base. Our marketing and merchandising strategy is designed to drive customer traffic and build market share. Our strategy is to make available to our customers one of the broadest selections of quality brand name products on a timely basis in order to maximize customer satisfaction and generate loyal repeat customers. We offer our products at competitive prices, in conveniently located and attractively designed stores. Our advertising programs are specifically tailored to target our various customer constituencies for maximum appeal and effectiveness.

      Our pricing philosophy is that we should not lose a customer because of price. Our pricing strategy is to offer everyday low prices at each of our stores. As a result, we closely monitor our competitors’ pricing levels through our precision pricing program, which analyzes prices at the store level rather than at the market or chain level. This initiative enables us to establish pricing levels at each store based upon that store’s local market competition. Our entry-level products offer excellent value by meeting standard quality requirements at low prices. In addition, our sales associates are encouraged to offer alternative products at slightly higher price points. These products typically provide extra features, improved performance, an enhanced warranty or are national brand items.

      Grow Our Commercial Sales Business. We intend to continue to grow our DIFM business and to increase our market share by providing a high level of customer service to our existing customers and by using our dedicated DIFM sales force to aggressively market to potential new customers in different sectors of the commercial market, including independent repair garages, national repair shops, fleet owners and municipalities. By leveraging our existing store network, we believe we can increase store operating profits as we expand our DIFM sales.

      Maximize Customer Satisfaction. We aim to provide the highest level of customer service in our industry to generate repeat business. We attempt to achieve this goal by staffing our stores with well trained associates, including an average of two ASE certified technicians per store, which allows us to provide high quality diagnostic support. Another integral part of our focus on customer satisfaction includes utilizing our sophisticated product distribution and store-level systems to provide our customers with a broad selection of parts and accessories on a timely basis.

      Improve Profitability and Cash Flow. We continually review our operations in order to ensure that we are optimally allocating our resources and have an appropriate cost structure that will enable us to grow our net sales, profitability, and free cash flow. We recently completed a thorough review of our operations, which led to the planned closure of 36 unprofitable stores (28 of which had been closed as of February 3, 2002 and 2 are under contract for sale), personnel reductions at the corporate and store levels, certain store operating expense reductions, and a reprofiling of our store inventory designed to maximize revenues by increasing our inventory turns. We refer to this program as our Profitability Enhancement Program, or PEP.

Store Operations

      Our stores are divided into eight geographic regions: Southwest, Rocky Mountain, Northwest, Northern Plains, Southern California, Coastal California, Los Angeles, and Northern California. Each region is administered by a regional manager, each of whom oversees seven to eleven district managers. Each of our district managers has responsibility for between 8 and 19 stores.

      The table below sets forth, as of February 3, 2002, the geographic distribution of our stores and the trade names under which they operated.

	Checker	Schuck’s	Kragen	Company
	Auto Parts	Auto Supply	Auto Parts	Total

California	1	2	463	466
Washington	—	150	—	150
Arizona	97	—	—	97
Colorado	67	—	—	67
Minnesota	61	—	—	61
Oregon	—	48	—	48
Wisconsin	33	—	—	33
Utah	38	—	—	38
Nevada	18	—	14	32
Idaho	7	24	—	31
New Mexico	29	—	—	29
Texas	27	—	—	27
Alaska	—	11	—	11
Montana	10	—	—	10
Wyoming	10	—	—	10
North Dakota	7	—	—	7
Hawaii	8	—	—	8
South Dakota	4	—	—	4
Michigan	1	—	—	1

Total	418	235	477	1,130

      Our stores are generally open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. (9:00 a.m. to 6:00 p.m. on Sundays). The average store employs approximately 10 to 20 employees, including a store manager, two assistant store managers and a staff of full-time and part-time employees.

Store Formats

      Approximately 63% of our stores are freestanding, with the balance principally located within strip shopping centers. The stores, which range in size from 2,600 to 24,000 square feet, average approximately 7,290 square feet in size and offer a store specific mix of between 13,000 and 18,000 SKUs

      We have three prototype store designs, which are 6,000, 7,000 and 8,000 square feet in size. The store size for a given new location is selected generally based upon sales volume expectations determined through demographics and the detailed market analysis that we prepare as part of our site selection process. The following table categorizes our stores by size, as of February 3, 2002:

Store Size	Number of Stores

10,000 sq. ft. or greater	109
8,000 – 9,999 sq. ft.	211
6,000 – 7,999 sq. ft.	535
5,000 – 5,999 sq. ft.	193
Less than 5,000 sq. ft.	82

1,130

      Approximately 85% to 90% of each store’s square footage is selling space, of which approximately 40% to 50% is dedicated to automotive replacement parts inventory. The replacement parts inventory area is staffed with knowledgeable parts personnel and is equipped with our electronic parts catalog. The remaining selling space contains gondolas for accessories and maintenance items, including oil and air filters, additives, waxes and other items, together with specifically designed shelving for batteries and, in many stores, oil products.

Store Growth

      Our store growth is focused on our existing or contiguous markets and includes:

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

      The following table sets forth our store development activities during the periods indicated:

	Fiscal Year

	2001	2000	1999

Beginning stores	1,152	1,120	807
New stores	10	37	84
Relocated stores	13	14	26
Acquired stores	0	23	280
Closed stores (including relocated stores)	(45)	(42)	(77)

Ending stores	1,130	1,152	1,120

Expanded stores	2	9	9
Total new, relocated and expanded stores	25	60	119

      We opened, relocated, or expanded 25 stores in fiscal 2001 as compared to 60 stores in fiscal 2000. We expect to open, relocate or expand approximately 25 stores in fiscal 2002.

Store Merchandising

      Our store merchandising program, which classifies our product mix into 120 separate categories, is designed to determine the optimal inventory mix at each individual store based on that store’s historical sales. We believe that we can improve store sales, gross profit margin and inventory turnover by tailoring individual store inventory mix based on historical sales patterns for each of the 120 product categories. As part of our Profitability Enhancement Program, we completed a comprehensive review of slower-selling items that meet neither current return criteria nor our objective for inventory turns. This review has resulted in a plan to eliminate certain merchandise, and to transfer certain goods to stores that are turning them satisfactorily.

Purchasing

      Merchandise is selected from over 300 suppliers and purchased for all stores by personnel at our corporate headquarters in Phoenix, Arizona. No one class of product and no single supplier accounted for as much as 10% of our purchases in fiscal 2001.

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

      Our stores offer products with nationally recognized, well-advertised brand names, such as Armor All, Autolite, AC Delco, Castrol, Dayco, Exide, Fel Pro, Fram, Havoline, Mobil, Monroe, Pennzoil, Prestone, Quaker State, RayBestos, Stant, Sylvania, Turtle Wax and Valvoline. In addition to brand name products, our stores carry a wide variety of high quality generic products. Because most of our generic products are produced by nationally recognized manufacturers that produce similar brand name products that enjoy a high degree of consumer acceptance, we believe that our generic products are of a quality that is comparable to such brand name products.

Commercial Sales Program

      In addition to our primary focus on serving the do-it-yourself consumer, we have significantly increased our marketing efforts to the commercial customer in the automotive replacement parts market. The commercial market constitutes in excess of 60% of the annual sales in the automotive aftermarket and is currently growing at a faster rate than the do-it-yourself market. Our commercial sales program, which is intended to facilitate penetration of this market, is targeted to professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers with auto repair facilities and other commercial repair outlets located near our stores.

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

      As of February 3, 2002, we operated commercial service centers in 545 of our stores. Our sales to commercial accounts (including sales by stores without commercial service centers) increased 3.9% to $259.1 million in fiscal 2001 from $249.3 million in fiscal 2000. Fiscal 2001 has 52 weeks while fiscal 2000 had 53 weeks. On a comparable store basis and excluding the 53rd week in fiscal 2000, commercial sales increased 10% in fiscal 2001 over fiscal 2000.

Advertising

      We support our marketing and merchandising strategy primarily through print advertising, in-store promotional displays and radio and television advertising. The print advertising consists of monthly color circulars that are produced by our in-house advertising department and that contain redeemable coupons. We also advertise on radio, television and billboards primarily to reinforce our image and name recognition. Television advertising is targeted to sports programming and radio advertising is primarily aired during commuting hours. Advertising efforts include Spanish language television and radio as well as bilingual store signage. In-store signs and displays are used to promote products, identify departments, and to announce store specials. We also sponsor two National Hot Rod Association Funny Cars and have been designated the “Official Auto Parts Store of the NHRA.” We have the following web sites on the Internet:

•	http://www.cskauto.com;

•	http://www.checkerauto.com;

•	http://www.schucks.com;

•	http://www.kragen.com;

•	http://www.identifix.com; and

•	http://www.autoshop-online.com.

Diagnostic & Maintenance Repair Services

      Through our subsidiary, Automotive Information Systems, Inc., we provide diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and to DIY consumers. This allows us to provide our DIY, DIFM, and Internet customers with high quality diagnostic information in order to assist them with correctly identifying problems and efficiently obtaining the parts they need.

      Automotive Information Systems was founded in 1987 and markets its products and services under the brand name IDENTIFIX. These products and services include:

•	technical hotlines serving more than 15,000 automotive shops;

•	the RepairTrac Service Bulletin;

•	on-line diagrams containing over 50,000 wiring diagrams;

•	consulting services to automotive manufacturers; and

•	consumer services provided through our worldwide web sites.

      Automotive Information Systems has evolved into one of the leading sources of knowledge about where and how vehicles break, and how to correctly repair those vehicles. This extensive automotive knowledge comes from: (1) more than 250,000 calls received annually from technicians seeking diagnostic assistance for vehicle repair; (2) our staff of over 30 Master Technicians; and (3) a comprehensive on-site library of factory vehicle service information.

      In Automotive Information Systems’ 14 years of operation, it has developed a customer base of more than 15,000 repair shops by providing efficient and accurate information resources for automotive diagnostics and repair. We are committed to supporting Automotive Information Systems’ existing customer base while developing new ways to deliver information to its customers.

Associates

      As of February 3, 2002, we employed approximately 8,620 full-time associates and approximately 5,130 part-time associates. Approximately 87% of our personnel are employed in store level operations, 8% in distribution and 5% in our corporate headquarters, including our call center and priority parts operation.

      We have never experienced any material labor disruption and believe that our labor relations are good. Except for approximately 450 associates located at approximately 40 stores in the Northern California market, who have been represented by a union for many years, none of our personnel are represented by a labor union.

      CSK Tech, our sales associate development program, is dedicated to the continuous education of store associates through structured on-the-job training and formal classroom instruction. The curriculum focuses on four areas of the associate’s development:

•	customer service skills;

•	basic automotive systems;

•	advanced automotive systems; and

•	management development.

      Much of the training is delivered through formal classes in training centers that are fully equipped with the same systems as are in our stores. We believe that our training programs enable sales associates to provide a high level of service to a wide variety of customers ranging from less knowledgeable do-it-yourself consumers to more sophisticated purchasers requiring diagnostic advice. We also provide continuing training programs for store managers and district managers designed to assist them in increasing store-level efficiency and improving their potential for promotion. In addition, we require periodic meetings of district and store managers to facilitate and enhance communications within our organization. Many of our current associates have passed the ASE-P2 test, a nationally recognized certification for auto parts technicians.

Competition

      We compete in both the DIY and DIFM markets of the automotive aftermarket industry, which is highly fragmented and generally very competitive. We compete primarily with national and regional retail automotive parts chains (such as AutoZone, Inc. and The Pep Boys — Manny, Moe and Jack, Inc.), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as NAPA), automobile dealers, and discount stores and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). As the largest specialty retailer of automotive parts and accessories in the Western United States, we believe we have certain competitive advantages over smaller retail chains and independent operators. These advantages include: (1) our brand name recognition as a trusted source of automotive parts and accessories, (2) our ability to make available a broad selection of products on a timely basis, (3) marketing and distribution efficiencies due to economies of scale, and (4) our advanced store level information and distribution systems, which are the result of our significant investments in recent years. We also believe that we enjoy a competitive advantage over mass merchandisers due to our focus on automotive parts and accessories and our knowledgeable sales associates.

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

Trade Names, Service Marks and Trademarks

      We have the right to exclusively use the tradename “Checker” nationwide in connection with the automotive parts retailing business pursuant to a settlement and use agreement with the owner of the federal registration for such trademark. We own and have registered the service mark “Schuck’s” with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. We expect to file a renewal for this mark prior to June 30, 2005, based on its current expiration date. We have common law rights to use the tradename “Kragen” in connection with the automotive parts retailing business. In addition, we own and have registered numerous trademarks with respect to many of our private label products and advertising and marketing strategies. We believe that our various tradenames, service marks and trademarks are important to our merchandising strategy, but that our business is not otherwise dependant on any particular service mark, tradename or trademark. There are no infringing uses known by us that materially affect the use of such marks.

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

Seasonality

      Our business is somewhat seasonal in nature, with the highest sales occurring in the summer months of June through August (overlapping our second and third fiscal quarters). In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase.

Item 2.     Properties

      The following table sets forth certain information concerning our principal leased facilities as of February 3, 2002:

				Number
			Square	of Stores
Facility	Location	Area Served	Footage	Served

Corporate office(1)	Phoenix, AZ	All	114,691
Distribution center(2)	Dixon, CA	California, Nevada, Washington, Oregon, Idaho Montana, Wyoming, Alaska, Hawaii	325,500	523
Distribution center(2)	Phoenix, AZ	Arizona, Colorado, Idaho, Nevada, New Mexico, California, Texas, Utah	273,520	502
Office, warehouse and distribution center	Mendota Heights, MN	Minnesota, North Dakota, South Dakota, Wisconsin, Michigan	125,000	105

				Number
			Square	of Stores
Facility	Location	Area Served	Footage	Served

Regional distribution center	Auburn, WA	Washington, Oregon, Idaho, Alaska	160,087	214
Regional distribution center	Denver, CO	Colorado, Wyoming, South Dakota	36,270	68
Regional distribution center	Salt Lake, UT	Colorado, Utah, Idaho, Wyoming, Montana, Oregon	60,000	78
Regional distribution center	Commerce, CA	California	75,000	214

(1)	This facility is owned by Missouri Falls Partners, an affiliate of The Carmel Trust (“Carmel”), a trust governed under the laws of Canada. Carmel is an affiliate of ours and a member of the Carmel Group.

(2)	Subject to time period and other restrictions, we have the ability to expand the Phoenix distribution center by approximately 80,000 square feet and the Dixon distribution center by 160,000 square feet should the need arise.

      At February 3, 2002, all but two of our operating stores were leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

Years	Number of Stores

2002 — 2003	25
2004 — 2006	53
2007 — 2010	106
2011 — 2020	425
2021 — 2030	463
2031 — thereafter	56

1,128

      Additional information regarding our facilities appears in Item I. Business under the captions “Store Operations,” “Store Formats” and “Warehouse and Distribution.”

Item 3.     Legal Proceedings

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and, based on the current amended complaint, 255 individual auto parts dealers alleging that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 15 of the individual plaintiffs asserted claims against us. The complaint, which has been amended, alleges that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. We believe the suit is without merit and plan to vigorously defend it. We, along with other defendants, filed a motion to dismiss and certain other procedural motions. In October 2001, the court granted the motions in part and denied them in part. In March 2002, the court entered an order separating discovery with respect to liability and damages and setting various discovery deadlines. We do not currently believe that this complaint will result in liabilities material to our consolidated financial position, results of operations or cash flows.

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

Environmental Matters

      We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing the handling, storage and disposal of hazardous substances, the recycling of batteries and used lubricants, and the ownership and operation of real property. For example, under environmental laws, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous substances in soil or groundwater. Such laws often impose joint and several liability and liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. We have recorded no liabilities to provide for the cost of environmental remediation activities, as we do not believe that we have incurred any such liabilities pursuant to the existing accounting literature.

      At some of our acquired locations, automobiles are serviced in automotive service facilities that we sublease to third parties. As a result of investigations undertaken in connection with such acquisitions, we are aware that soil or groundwater may be contaminated at some of these properties. Although there can be no assurance, based on current information and, in some cases, indemnities we obtained from the former operators of these facilities, we believe that any such contamination will not have a material adverse effect on our financial position, results of operations or cash flows.

      As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our oil recycling program. We currently provide a recycling program for batteries and for the collection of used lubricants at certain of our stores as a service to our customers pursuant to agreements with third-party vendors. The batteries and used lubricants are collected by our associates, deposited into vendor-supplied containers/pallets and then disposed of by the third-party vendors. In general, our agreements with such vendors contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination that may be caused by the batteries and lubricants to off-site properties (including as a result of waste disposal) and to our properties, when caused by the vendor.

      We do not believe that compliance with environmental laws and regulations has had a material impact on our operations to date, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2001.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

(a) Market Price and Dividends

      Our common stock has been listed on the New York Stock Exchange under the symbol CAO since March 12, 1998. As of April 17, 2002, there were 32,477,236 shares of our common stock outstanding and there were approximately 94 record holders of our common stock.

      The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by the New York Stock Exchange.

	Price Range of
	Common Stock

	High	Low

Fiscal 2001:
First Quarter	$6.97	$5.60
Second Quarter	8.25	5.74
Third Quarter	8.65	5.50
Fourth Quarter	10.48	7.40
Fiscal 2000:
First Quarter	$14.00	$9.88
Second Quarter	15.44	6.88
Third Quarter	9.88	3.44
Fourth Quarter	6.63	2.63

      We have not paid any dividends on our common stock during the last two fiscal years. We currently do not intend to pay any dividends on our common stock.

      We are a holding company with no business operations of our own. We therefore depend upon payments, dividends and distributions from CSK Auto, Inc., our wholly owned subsidiary, for funds to pay dividends to our stockholders. CSK Auto, Inc. currently intends to retain its earnings to fund its working capital, debt repayment and capital expenditure needs and for other general corporate purposes. CSK Auto, Inc. has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. CSK Auto, Inc.’s senior credit facility and the indentures governing its 11% Senior Subordinated Notes and 12% Senior Notes contain restrictions on CSK Auto, Inc.’s ability to pay dividends or make payments or other distributions to us.

(b) Sales of Unregistered Securities

7% Convertible Subordinated Debentures and Make-Whole Warrants

7% Convertible Subordinated Debentures

      On December 21, 2001, pursuant to a Securities Purchase Agreement by and among us, Investcorp CSK Holdings L.P., and LBI Group Inc. (the “Purchase Agreement”), we sold $50 million principal amount of 7% Convertible Subordinated Debentures (the “Convertible Debentures”) and associated warrants (the “Make-Whole Warrants”), including $30 million of Convertible Debentures and one Make-Whole Warrant to Investcorp CSK Holdings L.P., and $20 million of Convertible Debentures and one Make-Whole Warrant to Lehman Brothers Inc. The Convertible Debentures and Make-Whole Warrants were issued in reliance on the exemption from securities registration afforded by Rule 506 of Regulation D of the Securities Act. A Form D was filed with respect to these sales on January 4, 2002.

      The holders of the Convertible Debentures may convert them into our common stock at any time. Additionally, we may require the conversion of the Convertible Debentures into our common stock following satisfaction of certain conditions, including the effectiveness of a registration statement covering the shares of common stock to be issued upon conversion, absence of any event of default, and absence of specified changes in management. We currently expect that the registration statement will be declared effective by the SEC prior to May 20, 2002 and we intend to require conversion of the Convertible Debentures shortly thereafter. The conversion price for the Convertible Debentures is subject to certain anti-dilution provisions and other adjustments that may result in the issuance of additional shares of our common stock.

      If the Convertible Debentures have not been converted at maturity in 2006, we can, at our option, either redeem the convertible subordinated debentures for 100% of the principal amount in cash or convert the Convertible Debentures into our common stock on an agreed basis.

      Agreements relating to the Convertible Debentures include provisions for conversion price adjustments and specific requirements for treatment of the Convertible Debentures in the event of a merger, sale of substantially all assets or similar transaction. In addition, in the event of a change of control, such agreements require us to make an offer to purchase the Convertible Debentures at a redemption price equal to 125% of the principal amount until December, 2002 and 112.5% thereafter. The Convertible Debentures also provide for monetary penalties if we fail to convert them into common stock upon the holder’s request.

Make-Whole Warrants

      The Make-Whole Warrants are automatically exercisable into shares of our common stock on the earlier of (i) a change of control, and (ii) November 21, 2002, only if the following two events have occurred: (1) we have previously required the conversion of the Convertible Debentures; and (2) the conversion price of the Convertible Debentures at the time of such required conversion is greater than the “adjusted conversion price”.

      The “adjusted conversion price” is an amount equal to the greater of (i) the average of the closing sale prices of our common stock on the trading days from December 21, 2001 through November 20, 2002 and (ii) $4.94, as adjusted in the case of a change of control and for specified dilutive events.

      The number of shares of our common stock issuable upon exercise of the Make-Whole Warrants is equal to the following amount, subject to adjustment in accordance with the provisions of the Convertible Debentures and Make-Whole Warrants, and less a number of shares so as to have a cashless exercise of the warrants based on an exercise price of $0.01: (1) the quotient determined by dividing (A) the $50.0 million principal amount of the Convertible Debentures initially issued, plus any interest payments added to the principal of the Convertible Debentures, by (B) the adjusted conversion price; minus (2) the number of shares of our common stock we have issued upon conversion of the Convertible Debentures prior to the exercise of the warrants.

7% Convertible Subordinated Notes

      We sold a $30 million principal amount 7% convertible subordinated note in August 2001 to Oppenheimer Capital Income Fund pursuant to a Note Purchase Agreement dated August 14, 2001. This Note Purchase Agreement was executed and delivered in reliance on the exemption from securities registration afforded by Section 4(2) of the Securities Act. This note was converted into 4,524,886 shares of our common stock on December 21, 2001, and the issuance of these shares upon such conversion relied upon the exemption from securities registration afforded by Section 3(a)(9) of the Securities Act.

12% Senior Notes Due 2006

      On December 21, 2001, we issued a Guarantee with respect to $280.0 million aggregate principal amount of 12% Senior Notes due June 15, 2006 issued by our wholly owned subsidiary, CSK Auto, Inc., in a private offering underwritten by Credit Suisse First Boston Corp., J.P. Morgan Securities, Inc., and UBS Warburg, LLC. The Guarantee is an unregistered security which is exempt from registration under the exemption afforded by Regulation S and Section 4(2) of the Securities Act of 1933.

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

Fiscal Year(1)

2001(2)	2000(2)	1999(2)	1998(3)	1997(4)

(In thousands, except per share amounts and selected store data)
Statement of Operations Data
Net sales	$1,438,585	$1,452,109	$1,231,455	$1,004,385	$845,815
Cost of sales	790,585	769,043	636,239	531,073	468,171

Gross profit	648,000	683,066	595,216	473,312	377,644
Other costs and expenses:
Operating and administrative	580,134	592,691	501,527	399,016	330,514
Store closing and other restructuring costs	22,392	6,060	4,900	335	1,640
Legal settlement	2,000	8,800	—	—	—
Goodwill amortization	4,807	4,799	1,941	—	—

Operating profit	38,667	70,716	86,848	73,961	45,490
Certain 1996 Recapitalization charges	—	—	—	—	1,009
Interest expense	61,608	62,355	41,300	30,730	40,680
Equity in loss on joint venture	—	3,168	—	—	—

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	(22,941)	5,193	45,548	43,231	3,801
Income tax expense (benefit)	(8,886)	193	17,436	15,746	1,557

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(14,055)	5,000	28,112	27,485	2,244
Extraordinary loss, net of income taxes	(3,137)	—	—	(6,767)	(3,015)

Income (loss) before cumulative effect of change in accounting principle	(17,192)	5,000	28,112	20,718	(771)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(741)	—	—

Net income (loss)	$(17,192)	$5,000	$27,371	$20,718	$(771)

Diluted earnings (loss) per share	$(0.61)	$0.18	$0.96	$0.75	$(0.04)

Shares used for computation	28,391	27,839	28,627	27,640	18,012

Other Data
Adjusted EBITDA(5)	$131,041	$156,902	$148,966	$103,861	$70,173
Adjusted EBITDAR(6)	247,994	274,175	242,295	175,549	124,695
Net cash provided by (used in) operating activities	(7,914)	32,469	(4,031)	3,403	(62,703)
Net cash used in investing activities	(10,143)	(34,542)	(260,221)	(37,524)	(56,727)
Net cash provided by financing activities	23,010	1,442	268,524	36,759	119,059
Capital expenditures	12,200	32,080	41,358	37,846	20,132
Depreciation and amortization	41,146	40,827	29,375	22,412	20,367
Commercial sales(7)	259,096	249,314	217,696	155,845	115,378
Ratio of earnings to fixed charges(8)	—	1.05	x	1.63	x	1.79	x	1.06	x
Selected Store Data
Number of stores (end of period)	1,130	1,152	1,120	807	718
Stores with commercial sales centers	545	548	554	509	360
Percentage increase in comparable store net sales(9)	1%	2%	4%	2%	4%
Balance Sheet Data (end of period)
Cash and cash equivalents	$16,084	$11,131	$11,762	$7,490	$4,852
Net working capital	498,914	401,523	456,594	306,879	235,651
Total assets	1,068,577	1,066,806	1,035,652	634,022	563,251
Total debt (including current maturities)	670,843	647,881	627,133	333,293	439,962
Stockholders’ equity (deficit)	154,286	139,613	134,547	105,389	(75,055)

See accompanying notes on pages 16 and 17.

Notes to Selected Consolidated Financial Data

      (1) Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except for fiscal 2000, which had 53 weeks.

      (2) Amounts in the above table have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain one-time and special items are included in the results for each year presented, but are excluded from management’s evaluation of operations and are excluded for purposes of measuring compliance under our debt covenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the fiscal 2001, 2000 and 1999 one-time and special items.

      (3) Results of operations in fiscal 1998 include one-time and special items totaling $7.5 million, comprised of:

•	The write-off of a $3.6 million prepaid management fee;

•	$3.1 million of transition and integration expenses associated with 82 stores acquired from Trak Auto Corporation; and

•	$0.8 million of costs in connection with the CSK Auto Corporation’s secondary offering of common stock.

      In addition, our fiscal 1998 results include an extraordinary loss of $6.8 million (net of an income tax benefit of $4.2 million) relating to the early extinguishment of outstanding debt with the proceeds from our initial public offering.

      (4) In December 1997, we acquired 82 stores from Trak Auto Corporation, which have been included in results of operations from the date of acquisition. Results of operations in fiscal 1997 include one-time and special items totaling $5.3 million, comprised of:

•	$3.4 million of transition and integration expenses associated with the 82 stores acquired from Trak Auto Corporation;

•	$0.9 million of non-cash stock based compensation.

•	$1.0 million of other expenses related to our recapitalization in October 1996

      In addition, our fiscal 1997 results include an extraordinary loss of $3.0 million (net of an income tax benefit of $2.1 million) relating to the early extinguishment of outstanding debt under our previous senior credit facility.

      (5) EBITDA represents net income (loss) before interest expense, income tax expense (benefit), and depreciation and amortization expense. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements.

      Adjusted EBITDA reflects the impact of one-time and special items that we believe are important in evaluating our results on a normalized basis. Such items are included in the calculation of EBITDA as it is defined in our senior credit facility, for purposes of measuring our compliance with debt covenants.

      Both EBITDA and adjusted EBITDA may differ in method of calculation from similarly titled measures used by other companies. The computation for each of the respective periods shown is as follows:

		Fiscal Year

		2001	2000	1999	1998	1997

		(in thousands)

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle		$(22,941)	$5,193	$45,548	$43,231	$3,801
Add back:
Interest expense		61,608	62,355	41,300	30,730	40,680
Depreciation and amortization expense		41,146	40,827	29,375	22,412	20,367

EBITDA		79,813	108,375	116,223	96,373	64,848
Supplemental adjustments:
Equity in loss of joint venture(a)		—	3,168	—	—	—
One time and special charges(b):
A.	Profitability enhancement program (PEP)	46,318	—	—	—	—
B.	Lawsuit settlements	2,000	8,800	—	—	—
D.	Acquisition transition and integration	250	23,818	30,187	—	—
E.	Loss on fixed assets	1,160	—	—	—	—
F.	Bankruptcy of commercial customers	1,500	400	—	—	—
G.	Store closings due to acquisitions	—	3,727	2,556	—	—
H.	Inventory liquidations	—	5,686	—	—	—
I.	Closure of auto service centers	—	2,928	—	—	—
—	1997 and 1998 items	—	—	—	7,488	5,325

Total		51,228	48,527	32,743	7,488	5,325

Adjusted EBITDA		$131,041	$156,902	$148,966	$103,861	$70,173

Operating lease rent expense		116,953	117,273	93,329	71,688	54,522

Adjusted EBITDAR		$247,994	$274,175	$242,295	$175,549	$124,695

(a)	In March 2000, we participated in the formation of a new joint venture, PartsAmerica.com (“PA”), with Advance Stores Company Incorporated (“Advance”) and Sequoia Capital. PA engaged in the sale of automotive parts and accessories via e-commerce. Results of operations for fiscal 2000 reflect the write off our investment in PA (a total of $3.2 million) due to extremely poor operating results. During the second quarter of fiscal 2001, PA ceased operations.

(b)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the fiscal 2001, 2000 and 1999 one-time and special items. See notes 3 and 4 above for a discussion of these items for fiscal 1998 and fiscal 1997. One time and special items for purposes of adjusted EBITDA calculations do not exclude a $1.5 million reduction of closed store expenses (C.) in fiscal 2001 as the senior credit facility definition does not require such treatment of this item.

      (6) Adjusted EBITDAR represents adjusted EBITDA plus operating lease rental expense. Because the proportion of stores leased versus owned varies among industry competitors, we believe that adjusted

EBITDAR permits a meaningful comparison of operating performance among industry competitors. We lease substantially all of our stores.

      (7) Represents sales to commercial accounts, including sales from stores without commercial sales centers.

      (8) For purposes of the ratio, earnings means the sum of:

•	our income (loss) before income taxes from continuing operations;

•	our proportionate share of the income or loss of any fifty-percent owned companies; and

•	our fixed charges.

      Fixed charges means the sum of:

•	the interest we pay on borrowed funds;

•	the amount we amortize for debt discount, premium, and issuance expense; and

•	one-third (the proportion deemed representative of the interest factor) of all our rental expenses.

      For the year ended February 3, 2002, earnings were $22.9 million less than needed to cover our fixed charges.

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

General

      CSK Auto Corporation is the largest retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. As of February 3, 2002, we operated 1,130 stores under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 418 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 235 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 477 stores primarily in California.

Fiscal Years

      Our fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year that is 53 weeks long. When we refer to a particular fiscal year, we mean the following:

•	Fiscal 2001 means the 52 weeks ended February 3, 2002;

•	Fiscal 2000 means the 53 weeks ended February 4, 2001; and

•	Fiscal 1999 means the 52 weeks ended January 30, 2000.

Results of Operations — Fiscal 2001 versus Fiscal 2000 and Fiscal 2000 versus Fiscal 1999

     Overview

      Reported financial results are summarized as follows:

	Fiscal Year Ended			Percent Change

	February 3,	February 4,	January 30,	2001 vs.	2000 vs.
	2002	2001	2000	2000	1999

	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$1,438,585	$1,452,109	$1,231,455	(0.9)%	17.9%
Gross profit	648,000	683,066	595,216	(5.1)%	14.8%
Operating expenses	609,333	612,350	508,368	(0.5)%	20.5%
Interest expense	61,608	62,355	41,300	(1.2)%	51.0%
Equity in loss of joint venture	—	3,168	—	n.m.	n.m.
Income taxes	(8,886)	193	17,436	n.m.	(98.9)%

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(14,055)	5,000	28,112	n.m.	(82.2)%
Extraordinary loss, net	(3,137)	—	—	n.m.	n.m.
Cumulative effect of change in accounting principle, net	—	—	(741)	n.m.	n.m.

Net income (loss)	$(17,192)	$5,000	$27,371	n.m.	(81.7)%

Diluted earnings (loss) per share	$(0.61)	$0.18	$0.96	n.m.	(81.7)%

n.m. — percentage change not meaningful due to loss in fiscal 2001, or because item is non-recurring

     One-time and Special Items

      In December 2001, we completed a refinancing of our capital structure, which resulted in the elimination of scheduled bank debt amortization payments prior to the end of 2004, the extension of debt maturities and enhanced liquidity. We refer to this as the “Refinancing.” As a result of the Refinancing, we incurred an extraordinary loss from the early extinguishment of our prior bank credit facility of approximately $3.1 million (net of an income tax benefit of $2.0 million). The impact of the Refinancing is discussed in more detail under the discussion of “Liquidity and Capital Resources.”

      In fiscal 1999, we changed our accounting policies to comply with a new accounting standard for start up expenses (store pre-opening costs). Store pre-opening costs are now expensed as incurred. Previously, we had capitalized and deferred such costs and expensed them in the month the store was opened. Upon adoption of the accounting standard, we wrote-off approximately $0.7 million (net of an income tax benefit of approximately $0.5 million) of pre-opening expenses that had been deferred as of the beginning of fiscal 1999. This expense is reflected in the accompanying financial statements as the cumulative effect of a change in accounting principle.

      The discussion that follows includes several references to significant one-time and special items that occurred during the period covered. For purposes of internally evaluating our operating performance, we exclude (i.e., normalize) the one-time and special items from our results and evaluate them separately. The following tables reconcile our reported results to our normalized results and list the normalizing items for 2001, 2000 and 1999:

	One-time and Special Items
Fiscal 2001:
	Reported	A	B	C	D	E	F	Normalized

Net sales	$1,438,585							$1,438,585
Gross profit	648,000	23,092						671,092
Operating expenses	609,333	(23,197)	(2,000)	1,536	(250)	(1,160)	(1,500)	582,762

Operating income	$38,667	46,289	2,000	(1,536)	250	1,160	1,500	$88,330

Fiscal 2000:
	Reported	B	D	F	G	H	I	Normalized

Net sales	$1,452,109						(7,610)	$1,444,499
Gross profit	683,066					5,686	(371)	688,381
Operating expenses	612,350	(8,800)	(23,818)	(400)	(3,727)	—	(3,299)	572,306

Operating income	$70,716	8,800	23,818	400	3,727	5,686	2,928	$116,075

	One-time and Special Items
Fiscal 1999:
	Reported	D	G	Normalized

Net sales	$1,231,455			$1,231,455
Gross profit	595,216			595,216
Operating expenses	508,368	(30,187)	(2,556)	475,625

Operating income	$86,848	30,187	2,556	$119,591

     Description of Normalizing Items:

      A.     In July 2001, we implemented a Profitability Enhancement Program to reduce costs, improve operating efficiencies and close under-performing stores. We refer to this as the “PEP” and provide more detail in the following discussion. We recorded a total of $44.6 million in charges under the PEP, including store closing and restructuring charges of approximately $21.5 million and amounts charged to cost of sales of approximately $23.1 million related to reduction in inventory values and costs associated with inventory review and disposal. We also recorded $1.7 million of other adjustments to prior estimates affecting the closed store reserve that were unrelated to the PEP.

      B.     In fiscal 2001 and 2000 we settled two separate but similar lawsuits. The lawsuits sought overtime pay for personnel that we had believed were exempt from overtime because they were part of our store management. Our operating results reflect the costs of settlement of $2.0 million (2001) and $8.8 million (2000). We have changed the manner in which we compensate certain members of our store management to avoid similar litigation in future periods. Included in the fiscal 2001 charge is a reserve for certain other legal matters.

      C.     In the fourth quarter of 2001, we reached an agreement to sell certain of our stores that we had planned to close as part of the PEP. We had expected to leave the stores vacant and incur rents through the expiration of the contracted leases, or to incur rental costs while negotiating with potential sub-tenants. These costs are no longer expected and, accordingly, we reversed the store closing allowance for these sites. Results of operations in fiscal 2001 reflect a reduction in expenses of $1.5 million resulting from this agreement.

      D.     Over the past several years, we have completed a series of acquisitions (collectively, the “Acquisitions”):

•	In April 2000, we acquired 22 Allcar stores (the “Allcar stores”) located in Wisconsin and Michigan from All-Car Distributors, Inc. We refer to this transaction as the “Allcar Acquisition.” We closed 4 of the stores for a net total acquired of 18.

•	In October 1999, we acquired 194 Al’s Auto Supply and Grand Auto Supply stores (the “AGA stores”) located in California and the Pacific Northwest from PACCAR Inc. We refer to this transaction as the “AGA Acquisition.” We closed 49 of the stores for a net total acquired of 145. Of the closed stores, 1 was relocated.

•	In September 1999, we acquired Automotive Information Systems, Inc. (“AIS”), a leading provider of diagnostic vehicle repair information. We refer to this transaction as the “AIS Acquisition.”

•	In June 1999, we acquired 86 Big Wheel/ Rossi stores (the “Big Wheel stores”) located in the Northern Plains states from APSCO Products Company. We refer to this transaction as the “Big Wheel Acquisition.” We closed 11 of the stores for a net total acquired of 75. Of the closed stores, 4 were relocated.

      Upon completion of each of the above acquisitions, we incurred direct and incremental expenses for the transition of acquired stores to our format. These expenses included the cost of re-merchandising acquired inventories, training employees, grand opening advertising (to generate name brand awareness in new markets) and other expenses. These expenses were typically incurred for a period of approximately six months following the acquisition, and totaled $0.3 million (2001), $23.8 million (2000), and $30.2 million (1999).

      E.     In fiscal 2001, we incurred charges of $1.2 million relating to a loss on disposition of certain fixed assets.

      F.     Two of our commercial customers declared bankruptcy, requiring us to provide discrete provisions for bad debts of $1.5 million in 2001 and $0.4 million in 2000.

      G.     In connection with the Acquisitions, we identified certain stores in our existing chain for closure because they overlapped with better-situated acquired stores. We incurred related charges of $3.7 million (2000) and $2.6 million (1999). We also incurred other store closing costs of $2.3 million for fiscal 2000 and 1999, but have not identified these costs as special items because they were incurred in the normal course of updating and relocating stores to improve our business.

      H.     As part of the re-merchandising of inventories obtained in the Acquisitions, we returned a significant amount of product to vendors because we did not support the product in our typical store mix. In our purchase price allocation, we established the carrying values of these inventories with this plan in mind. In fiscal 2000, we incurred a non-cash charge of $5.7 million associated with the liquidation of remaining inventories that we were not able to return to vendors at the amounts we initially estimated.

      I.     In connection with the Acquisitions, we acquired 84 automotive service centers. The majority of these centers are adjacent or attached to existing retail stores and perform automotive maintenance and tire sales and service. As of the end of the first quarter fiscal 2001, we had exited the service center business as it: (1) required management experience that is not consistent with our core business operations; (2) required human and financial resources better utilized in our retail and commercial operations; and (3) did not allow us sufficient economies of scale to achieve required profitability. To provide for an evaluation of normalized operations, we have eliminated net sales, cost of sales (gross profit), and operating expenses associated with the automotive service centers during the period that we operated them in fiscal 2000. We ceased operations at the remaining service center in the first quarter of fiscal 2001. As the operations in fiscal 2001 relating to this service center were not material to the financial results, no adjustment relating to the acquired service centers has been made for fiscal 2001.

Summary of Normalized Results

      Normalized financial results are summarized as follows:

	Fiscal Year Ended			Percent Change

	February 3,	February 4,	January 30,	2001 vs.	2000 vs.
	2002	2001	2000	2000	1999

	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$1,438,585	$1,444,499	$1,231,455	(0.4)%	17.3%
Gross profit	671,092	688,381	595,216	(2.5)%	15.7%
Operating expenses	582,762	572,306	475,625	1.8%	20.3%

Operating income	$88,330	$116,075	$119,591	(23.9)%	(2.9)%

Percentage growth in comparative store sales	1%	2%	4%
Gross profit as a percentage of sales	46.7%	47.7%	48.3%
Operating expense as a percentage of sales	40.5%	39.6%	38.6%
Operating income as a percentage of sales	6.1%	8.0%	9.7%

     Net Sales

      Normalized net sales for fiscal 2001 were $1.44 billion as compared to $1.44 billion for fiscal 2000 and $1.2 billion for fiscal 1999. Fiscal 2001 and fiscal 1999 consisted of 52 weeks whereas fiscal 2000 consisted of 53 weeks. To evaluate sales levels, we have not included the 53rd week in 2000 for comparison purposes so as to evaluate consistent 52-week fiscal periods across all years. After such adjustment, net sales in 2000 were $1.42 billion. On this basis, net sales increased approximately $20.1 million (1.4%) in 2001 over 2000, and chain-wide sales increased $187.0 million (15.2%) in 2000 over 1999. Much of the increase in 2000 over 1999 was due to the result of acquisitions, as explained below.

      Net sales include the results of all stores from the date opened or acquired. We also evaluate results for comparable (or “same-store”) sales, which include only those new or acquired stores that have been open for a full year in the preceding period. Stores that have been relocated are included in comparable store sales. After adjusting for the 53rd week in 2000, comparable store sales increased in 2001 over 2000 by 1% and increased in 2000 over 1999 by 2%.

      Commercial sales increased 4% to $259.1 million in fiscal 2001 from $249.3 million in fiscal 2000 and by 14.5% in 2000 over the $217.7 million level in 1999. Comparable store commercial sales (excluding the 53rd week in 2000) increased 10% in 2001 over 2000, and 11% in 2000 over 1999, as a result of the continued expansion of our commercial sales program.

      We have driven our comparable store sales growth by: (1) significantly expanding our commercial sales program; (2) investing in state-of-the-art store-level information systems and distribution systems, which have enhanced our inventory management and our ability to make available to our customers an expanded selection of brand name products; (3) re-profiling our inventory to optimize our store specific product mix; (4) making significant investments in in-store improvements; (5) relocating our under-performing stores; and (6) converting acquired stores to our operating format.

     Store Acquisitions and Changes in Store Count

      In addition to the Acquisitions, we have opened new stores or relocated stores in existing markets in order to increase our marketing and distribution efficiencies and further solidify our market position. We have also opened stores in new markets to increase the number of markets we serve. As part of the PEP, we identified 36 under-performing stores for closure, 28 of which had been closed by fiscal year-end 2001 and 2 of which are under contract for sale. The following is a summary of our store count activity over the past three years:

	Store Count

	2001	2000	1999

Open at beginning of year	1,152	1,120	807
Stores opened (excluding relocations)	10	37	84
Stores acquired, net	—	23	243
Stores closed (excluding relocations)	(32)	(28)	(14)

Open at end of year	1,130	1,152	1,120

Stores relocated	13	14	26
Stores expanded	2	9	9

      The most significant impact on comparability of our sales over the period is the impact of the net stores obtained through the Acquisitions. The following is a summary of the impact of the Acquisitions on our sales growth over the past three years:

	Net Sales

	2001	2000	1999

Big Wheel (86 stores acquired June 1999), net of closings	$68,675	$67,404	$40,659
AGA (194 stores acquired October 1999), net of closings	184,619	178,301	60,603
Allcar (22 stores acquired April 2000), net of closings	14,382	11,531	—
Pre-existing stores, net of store openings, closings, relocations and other	1,170,909	1,161,248	1,130,193
Impact of 53rd week in 2000.	—	26,015	—

Net sales (normalized)	$1,438,585	$1,444,499	$1,231,455

      The increase in net sales from 2000 to 2001 of acquired stores (excluding Allcar) and pre-existing stores reflects the comparable store sales increase of approximately 1%. The increases in 2001 from 2000 as to sales at the Allcar stores and in 2000 from 1999 as to sales at the Big Wheel and AGA stores also reflect a full year of sales at these stores in the later years as opposed to a partial year of sales in the earlier years, which were the years in which the acquisitions occurred.

     Gross Profit

      Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses.

      After normalizing adjustments for the impact of the PEP in 2001 and other items in 2000, our gross profit was approximately 47% of net sales in 2001 and approximately 48% of net sales in both 2000 and 1999. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs, and vendor programs.

      Normalized gross profit margin for fiscal 2000 declined as compared to 1999 in large part due to the sell-through of product obtained in connection with the Acquisitions that was acquired without the benefit of our normal vendor allowances. Although we had anticipated that we would achieve at least 1999 gross profit margin levels in normalized gross profit for 2001, we did not achieve this result because of lower than expected vendor volume purchase allowances and cash discounts during the year, due principally to lower than typical in-stock inventory levels in the 2001 period. We have historically utilized prompt payment and other cash discount programs offered by vendors. Because of the need to pay for the class action lawsuit settlement (see Note 14 to the Consolidated Financial Statements) and the term loan amortization payments, we took efforts to retain cash during most of fiscal 2001 and did not take full advantage of the contractual vendor allowances.

      In addition, our change of advertising strategy to emphasize promotional discounts through newspaper advertising to increase retail customer count had the effect of holding down the realized gross profit margin during the period.

     Operating and Administrative Expenses

      Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.

      Operating expenses also include the costs of store closing and restructuring costs (including the PEP), acquisition-related transition and integration expenses, legal settlements, and certain other special items. These amounts are not included in our normalized numbers, and are discussed separately in the notes to the tables comparing reported results to normalized results.

      Normalized operating and administrative expenses increased by approximately $10.5 million to $582.8 million, or 40.5% of net sales, for fiscal 2001 from $572.3 million, or 39.6% of net sales, for the comparable 2000 period. The increase relates to higher payroll related costs and increased advertising costs, partially offset by a reduction of expenses related to the 28 stores closed as part of our PEP program.

      Normalized operating and administrative expenses increased by $96.7 million to $572.3 million, or 39.6% of net sales, for fiscal 2000 from $475.6 million, or 38.6% of net sales, for fiscal 1999. The increase in operating and administrative expenses reflects an increase in store payroll expenses and associated benefits costs, increased store rent expenses and the incremental costs of new stores.

     Interest Expense

      Net interest expense for fiscal 2001 totaled $61.6 million compared to $62.4 million for the 53 weeks of fiscal 2000. Higher outstanding loan balances in fiscal 2001 increased interest expense by approximately $4.5 million. As a result of our Refinancing, amortization of deferred financing fees increased in fiscal 2001. This added approximately $1.4 million to interest expense in fiscal 2001. Finally, due to our liquidity issues during the year, we incurred $1.7 million in fiscal 2001 for vendor interest on accounts payable because we extended merchandise payment terms. These increases in interest expense were offset by lower interest rates, which reduced interest expense by approximately $7.3 million, and an approximately $1.1 million reduction in interest expense associated with there being one less week in fiscal 2001 (52 weeks) relative to fiscal 2000 (53 weeks).

      Interest expense for fiscal 2000 increased to $62.4 million from $41.3 million for the comparable period of fiscal 1999, primarily due to the increased debt levels as a result of our 1999 acquisitions (approximately $14.8 million), higher variable interest rates (approximately $3.2 million), higher outstanding balances (approximately $2.0 million) and an additional week of expense accrual during fiscal 2000 (approximately $1.1 million).

     Income Tax Expense

      Income tax benefit for fiscal 2001 was $8.9 million, reflecting the loss we incurred, compared to income tax expense of $0.2 million for the 2000 fiscal period and $17.4 million in expense in fiscal 1999. Our effective tax rate was 38.7% during fiscal 2001, which was substantially consistent with the rate of 38.3% in 1999. Our effective tax rate of 4.0% in fiscal 2000 was not representative of our typical rate as a result of certain permanent items and tax credits that were relatively higher in proportion to our income before income taxes than in other years. The rate also decreased in 2000 as a result of a reversal of prior reserves no longer required.

Profitability Enhancement Program (“PEP”)

      During the second quarter of fiscal 2001, we implemented our PEP to reduce costs, improve operating efficiencies and close under-performing stores. As a result of the PEP, we recorded total restructuring and other charges of $44.6 million, which are detailed in the following paragraphs. The table below summarizes the charges relating to the PEP:

Amounts recorded as store closing and restructuring charges:
Reserve for store closing costs	$13,698
Write down for impairment of store site costs and store-related property and equipment	6,649
Reserve for workforce reduction	400
Other	729

21,476

Amounts recorded as charges to cost of sales:
Provision for excess inventories	17,292
Actual costs incurred for inventory review and disposal	5,800

23,092

$44,568

     Store Closing Costs

      Under the PEP, we increased the store closing reserve by approximately $13.7 million. Approximately $6.8 million of the charge relates to the planned closure of 36 stores based on several factors including market saturation, store profitability, and store size and format. Of these planned closures, 28 were closed as of February 3, 2002 and 2 stores were subsequently removed from the reserve as they are currently under contract for sale. In addition, we recorded an increase to the reserve for prior years’ plans of approximately $6.9 million relating to existing closed stores that have longer than anticipated vacancy periods as a result of the continued economic slowdown. The PEP charge also includes a $6.6 million write-down for impairment of leasehold improvements and other store-related property and equipment, which has been recorded as a direct reduction of net property and equipment balances. See “Store Closures” for further discussion regarding the events and decisions made that result in strategic store closing plans and the related impact on our results of operations, liquidity and capital resources.

     Other Profitability Enhancement Program Costs

      As a result of the consolidation of certain regional operations and general and administrative functions under our PEP, we terminated 36 employees and eliminated 84 open positions. The terminated employees worked primarily in human resources, information technology and real estate. As a result of these actions, the restructuring charges included a provision for severance and benefits of approximately $0.4 million.

      We have also accrued other costs and charges incidental to the restructuring. These costs include early termination fees for operating lease commitments and other asset impairments aggregating approximately $0.7 million.

     Inventory and Related Charges

      We completed an inventory review to: (1) increase inventory turnover; (2) provide an optimal inventory level at each store location; (3) liquidate inventory not meeting our new asset return levels; and (4) write down the inventory of the 36 stores planned for closure. As a result of the analysis, we elected to establish a reserve for excess inventories resulting from the decision to eliminate certain product lines and to liquidate inventory from closed stores. In conjunction with this decision, a provision of $17.3 million was recorded to reduce inventory values. In addition, we incurred actual costs during the year of approximately $5.8 million related to labor, warehouse and distribution, freight and other operating costs associated with the inventory review and disposal. These costs are reflected as cost of sales in the accompanying statement of operations for fiscal 2001.

     Expected Impact of the PEP

      Based on the initiatives described above, we expect the PEP to directly increase operating profit in fiscal 2002 by approximately $7.9 million, in addition to indirect benefits resulting from improved inventory turnover. The components of the increase are as follows ($ in thousands):

Expected operating profit impact:
Operating loss of 36 stores(1)	$4,429
Personnel reductions(2)	2,286
Store operating expense reductions(3)	1,188

$7,903

(1)	Represents the elimination of operating losses for 36 stores planned for closure.

(2)	Represents the annual salaries and benefits for the 36 terminated employees. No expense reduction has been assumed for the 84 eliminated open positions.

(3)	Represents a reduction in our store-based satellite communication costs and a reduction in operating expenses related to transportation services.

Liquidity and Capital Resources

     Refinancing

      During the third quarter of fiscal 2001, we initiated our Refinancing of our capital structure by issuing a $30.0 million principal amount 7% convertible subordinated note due September 1, 2006 in a private placement. In connection with the completion of the Refinancing, the note was converted into approximately 4.5 million shares of CSK Auto Corporation common stock at a conversion price of $6.63 per share. At the time of conversion, the accrued and unpaid interest of approximately $0.7 million was converted to additional paid in capital.

      In December 2001, we completed the Refinancing, which resulted in the elimination of scheduled bank debt amortization payments prior to the end of 2004, the extension of debt maturities and enhanced liquidity. In connection with the Refinancing, we entered into a new three-year $300.0 million senior secured, asset-based credit facility due in December 2004 and issued $280.0 million of senior notes due 2006. The new three-year $300.0 million senior credit facility is comprised of a $170.0 million non-amortizing term loan and a $130.0 million revolving credit facility with availability subject to a borrowing base formula. Interest on the $300.0 million senior credit facility is approximately LIBOR plus 3.5%. The effective interest rate on the $280.0 million senior notes is approximately 12.5% per annum, which includes the stated interest rate of 12%, plus amortization of the discount of approximately $4.7 million.

      Prior to the Refinancing, during the second quarter of fiscal 2001, we obtained $27.0 million of additional funding under our prior senior credit facility and obtained amendments to that facility to permit the increased borrowing and to amend certain covenant restrictions relating to outstanding debt levels. These funds were used to pay the $27.3 million principal payment that was due on the prior senior credit facility on June 30, 2001.

      As a result of the increased borrowing and based on our financial results for the third quarter of fiscal 2001, our ratio of debt to Adjusted EBITDA (as defined in our prior senior credit facility) and our Interest Coverage Ratio (as defined in our prior senior credit facility) would not have been in compliance with corresponding covenants under our then existing senior credit facility. Accordingly, we negotiated a waiver to these covenants effective for the third quarter ending November 4, 2001. The proceeds of the Refinancing, including the proceeds received from the issuance of the $30 million convertible note, were used to refinance the indebtedness under our prior senior credit facility. We anticipate meeting all required covenants under the new credit facility in fiscal 2002.

     Overview of Liquidity

	As of year-end

	2001	2000

Net current assets	$498,914	$401,523

Cash	$16,084	$11,131
Availability under revolving line of credit	35,885	10,891

Total liquidity	$51,969	$22,022

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. Due to the Refinancing, we will not be required to make any debt amortization payments prior to December 2004 other than capital lease payments. We intend to finance our cash requirements with cash flow from operations and borrowings under our new senior credit facility.

      At February 3, 2002, we had net working capital of approximately $498.9 million, an increase of $97.4 million, or 24%, compared to February 4, 2001. Inventory levels were reduced slightly, to $619.6 million at the end of fiscal 2001 from $621.8 million at the end of fiscal 2000. The increase in working capital primarily relates to the following: (1) $54.6 million of current maturities on our prior senior credit facility outstanding at February 4, 2001 that were refinanced to long-term consistent with our Refinancing; (2) a $31.1 million decrease in accounts payable consistent with improved liquidity associated with our Refinancing; and (3) a $16.0 million increase in accounts receivable consistent with increased vendor allowance programs.

      At February 3, 2002, we had total liquidity (cash plus availability under our existing revolving credit facility) of approximately $52.0 million. Our liquidity was limited by borrowing base calculations associated with our new senior credit facility. The borrowing base formula is equal to the lesser of $300.0 million and the sum of certain percentages of our eligible inventory and accounts receivable. As a result of the limitations imposed by the borrowing base formula, at February 3, 2002 we could only borrow up to $270.5 million of the total $300.0 million facility. Accordingly, we have $29.5 million of additional borrowing capacity that has not been included in our liquidity calculation but that may be, in the future, subject to the borrowing base calculation.

      Debt is an important part of our overall capitalization and we have been highly leveraged. Our total outstanding debt balances have increased to fund working capital requirements; however, our debt to equity ratio has improved. In addition to providing liquidity, the Refinancing significantly reduced our leverage, as shown in the following table.

	As of year-end

	2001	2000

Debt, including capital lease obligations	$670,843	$647,881
Equity	154,286	139,613

Debt to equity ratio	4.3	4.6

Debt to equity ratio, assuming conversion of $49.1 million in notes	3.1

      As part of the Refinancing, during the fourth quarter of fiscal 2001 we sold to certain investors, including Investcorp CSK Holdings L.P., an affiliate of Investcorp S.A. (one of our principal stockholders), $50.0 million in principal amount of 7% convertible subordinated debentures due December 2006 and make-whole warrants (carried at $49.1 million after discount for a beneficial conversion feature). The convertible subordinated debentures are convertible into CSK Auto Corporation common stock at $8.69 per share subject to certain anti-dilution adjustment provisions and other adjustments that may result in the issuance of additional shares of common stock of CSK Auto Corporation under certain circumstances. We will require conversion of the entire unpaid principal amount of the convertible subordinated debentures into approximately 5.75 million shares of our common stock. If these debentures had been converted by the end of fiscal 2001, our debt to equity ratio at February 3, 2002 would have been 3.1 as compared to 4.6 at the end of the prior fiscal year.

      The conversion of the convertible subordinated debentures is subject to certain conditions, including the effectiveness of a registration statement covering the resale of the stock to be issued, which is expected to be satisfied by May 19, 2002. Interest on the convertible subordinated debentures is payable quarterly. For the first quarterly interest payment, we elected to pay such interest in additional shares of CSK Auto Corporation’s common stock. If the conditions to conversion are not satisfied, the convertible subordinated debentures will remain convertible at the option of the holders.

Analysis of Cash Flows

     Operating Activities

      In fiscal 2001, net cash used in operating activities was $7.9 million compared to $32.5 million provided by operating activities during fiscal 2000. The largest components of the change in cash flow from operations relate to: (1) a net loss of $17.2 million during fiscal 2001 compared to net income of $5.0 million during fiscal 2000; (2) a non-cash provision during fiscal 2001 of $25.4 million comprised of a $17.3 million provision for write down of inventory and a $8.1 million impairment of fixed and other assets primarily as a result of our PEP; and (3) a decrease in accounts payable of $32.0 million in fiscal 2001 compared to an increase in accounts payable of $25.2 million in fiscal 2000 due to our improved liquidity arising from our Refinancing.

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

      During fiscal 2000, we finalized an agreement to settle the class action lawsuits (see Note 14 to the Consolidated Financial Statements) brought by former and present California store managers and senior assistant managers seeking overtime pay under California law. The amount of the settlement was approximately $8.8 million (which includes plaintiff’s attorneys’ fees and costs and other miscellaneous expenses) and was paid during the first quarter of fiscal 2001. The settlement was funded through our prior revolving credit facility. During the second quarter of fiscal 2001, we also reserved $2.0 million for certain other legal claims.

Of this amount, we paid $0.6 million during fiscal 2001 and expect to pay the remaining $1.4 million during fiscal 2002.

     Investing Activities

      Net cash used in investing activities totaled $10.1 million for fiscal 2001, compared to $34.5 million used in fiscal 2000, and $260.2 million in fiscal 1999. The 1999 levels reflect $218.2 million used in the Big Wheel, AGA and AIS acquisitions. The decrease in cash used in investing activities for fiscal 2001 as compared to fiscal 2000 was primarily the result of $19.9 million less in capital expenditures, and the $3.2 million investment in the PartsAmerica joint venture during fiscal 2000.

      In fiscal 2000, we invested approximately $32.0 million in capital expenditures, including new store fixtures and information systems hardware and software. We invested $12.2 million in fiscal 2001. We invested a greater amount in fiscal 2000 as part of the transition and integration of the Acquisitions, and do not expect such levels to be required again in the near future.

      We are budgeting approximately the same amount for capital expenditures for fiscal 2002 that we spent in 2001, primarily for new stores. We opened 25 new, relocated or expanded stores in fiscal 2001 and expect to open, relocate or expand approximately 25 stores in fiscal 2002. We anticipate that the majority of these stores will be financed under arrangements structured as operating leases that require minimal capital expenditures for fixtures and store equipment. For the remainder of our planned new, relocated or expanded stores, we expect to spend approximately $125,000 per store for leasehold improvements. In addition to capital expenditures, each new store will require an estimated investment in working capital, principally for inventories, of approximately $300,000.

      We made no acquisitions during fiscal 2001 nor do we anticipate any significant acquisitions during fiscal 2002. The table below details the cash paid and transition and integration costs incurred (consisting primarily of grand opening advertising, training and re-merchandising costs) by fiscal year as a result of our acquisitions ($ in thousands):

	Allcar	AGA	AIS	Big Wheel	Other	Total

Fiscal year 2001:
Cash paid	$—	$—	$—	$—	$—	$—
Transition and integration	250	—	—	—	—	250
Fiscal year 2000:
Cash paid	917	—	—	—	373	1,290
Transition and integration	2,980	15,658	—	5,180	—	23,818
Fiscal year 1999:
Cash paid	—	145,587	10,316	62,694	—	218,597
Transition and integration	—	21,283	—	8,904	—	30,187

Total:
Cash paid	$917	$145,587	$10,316	$62,694	$373	$219,887

Transition and integration	$3,230	$36,941	$—	$14,084	$—	$54,255

Financing Activities

      Net cash provided by financing activities totaled $23.0 million for fiscal 2001 compared to $1.4 million of net cash provided by financing activities in fiscal 2000. This increase primarily relates to our Refinancing. The following table highlights the components of our Refinancing and its effect on our financing activities for fiscal 2001 ($ in thousands):

		Other
	Refinancing	Activity	Total

Borrowings under senior credit facility	$217,000	$321,000	$538,000
Payments under senior credit facility	(515,160)	(322,320)	(837,480)
Payment of debt issuance costs	(19,917)	(2,102)	(22,019)
Issuance of convertible subordinated note in August 2001	30,000	—	30,000
Issuance of convertible subordinated notes in December 2001	50,000	—	50,000
Borrowings under 12% Senior Notes	275,317	—	275,317
Payments on capital lease obligations	—	(10,149)	(10,149)
Recovery of stockholder receivable	—	29	29
Exercise of stock options	—	4	4
Other financing activities	—	(692)	(692)

Net cash provided by financing activities	$37,240	$(14,230)	$23,010

      Based on the table above, our Refinancing generated $37.2 million in net financing cash inflows as compared to a net cash outflow of $14.2 million relating to other financing activities. The decrease in cash flows relating to other financing activities as compared to fiscal 2000 primarily relates to net payments on the senior credit facility during fiscal 2001 of $1.3 million as compared to $17.7 million of net borrowings on the senior credit facility during fiscal 2000.

      Net cash provided by financing activities totaled $1.4 million in fiscal 2000 compared to $268.5 million in fiscal 1999. In 1999, we used $283.7 million of net borrowings under the existing senior credit facility primarily relating to the Big Wheel, AGA and AIS acquisitions, incurred $4.7 million of debt issuance costs and made payments of $10.9 million on capital lease obligations.

Operating Lease Arrangements and Contractual Obligations

      We lease our office and warehouse facilities, all but two of our retail stores, and a majority of our equipment. Certain of the equipment leases are classified as capital leases and, accordingly, the equipment and related obligation are recorded on our balance sheet. However, substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. The majority of these lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. We believe that the long duration of our store leases offer security for our store locations without the risks associated with real estate ownership.

      We currently have leases with a related party for our corporate headquarters and an adjacent parking lot. Previously we had entered into sale-leaseback or other financing arrangements with related parties. We believe that the terms of the transactions with the related parties were no less favorable than terms we may have been able to receive from independent third parties at the time of the applicable transaction. We also believe that these transactions as a whole are not material to our financial statements. For more information on related party transactions, refer to Note 5 of the Consolidated Financial Statements.

      Historically, we had an arrangement with a real estate investment company, under which we would identify a location for a new store and then that company would acquire the property. We would then build our new store and lease the store from the real estate investment company under an operating lease. This arrangement expired on December 31, 2000. During fiscal 2001, two stores, which were previously committed under this facility, were funded. We do not plan on negotiating another similar facility and do not believe that such a lease facility is critical to our store development plans for fiscal 2002 based on the limited number of projected store openings and the availability of other alternative financing arrangements, including sale-

leaseback financing transactions directly with individual investors. We funded our remaining new and relocated stores during fiscal 2001 under separate agreements with landlords and individual investors.

      In order to facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided ($ in thousands):

	Payments Due by Period

		Within	2-3	4-5	After 5
	Total	1 year	Years	Years	Years

Contractual obligations
Long term debt	$632,766	$—	$227,000	$405,766	$—
Capital lease obligations	51,349	16,402	26,796	5,239	2,912
Operating lease obligations	858,499	125,927	212,043	164,626	355,903

Total contractual obligations	$1,542,614	$142,329	$465,839	$575,631	$358,815

      Our commercial commitments consist of standby letters of credit totaling approximately $7.6 million, of which $1.3 million expires in 2002 and $6.3 million expires in 2004.

Store Closures

      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required projections, it is identified for closure. As a result of our acquisitions over the last several years, we have closed numerous locations as a result of store overlap with previously existing store locations. To the extent possible, we negotiate with the landlord to cancel the lease or we sublease the store to a third party to reduce our future exposure.

      We provide an allowance for estimated costs to be incurred in connection with store closures. The allowance for store closing costs primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. No provision is made for employee termination costs. For stores to be relocated, such costs are recognized when an agreement for the new location has been reached with a landlord and site plans meet preliminary municipal approvals. During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in our normal operating expenses. The actual costs of relocating a store, such as transporting of inventories, are considered a normal operating expense and are not included in the store closing reserve.

      As of February 3, 2002, we had a total of 245 store locations and service centers included in the allowance for store closing costs. Of this total, 65 locations were vacant, 173 locations were subleased and 7 locations were identified for closure but remained open as of year-end. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018. During fiscal 2002, we expect cash outflows related to these store locations of approximately $7.0 million for rent on vacant stores, related occupancy expenses, leasing commissions and net shortfalls on cash rents from subleased locations.

      Activity in the provision for store closings and the related store closing costs for the three fiscal years ended February 3, 2002, including the PEP, is as follows ($ in thousands):

	Fiscal year

	2001	2000	1999

Balance, beginning of year	$1,552	$4,802	$2,670
Store closing costs:
Store closing costs, gross	7,530	6,101	5,252
Adjustments to prior plans	(1,536)	(41)	(387)
Revisions in estimates	8,638	—	35

Store closing costs, net	14,632	6,060	4,900
Purchase accounting adjustments:
Big Wheel/ Rossi	—	—	98
Al’s and Grand Auto Supply	—	2,744	4,080

Total purchase accounting adjustments	—	2,744	4,178
Payments:
Rent expense, net of sublease recoveries	(6,051)	(6,570)	(3,518)
Occupancy and other expenses	(2,839)	(4,846)	(3,150)
Sublease commissions and buyouts	(523)	(638)	(278)

Total payments	(9,413)	(12,054)	(6,946)

Balance, end of year	$6,771	$1,552	$4,802

      During fiscal 2001, we recorded the following charges: (1) gross store closing costs of $7.5 million ($6.8 million from the PEP) relating to the identification of 46 stores for closure; (2) an adjustment to prior plans of $1.5 million due to two stores previously identified for closure under our PEP that were subsequently removed as they are currently under contract for sale; and (3) revisions in estimates of $8.6 million ($1.3 million for plan year 2000, $0.8 million for plan year 1999 and $6.5 million for plan years prior to 1999) relating to existing closed stores that have had longer than anticipated vacancy periods as a result of the economic slowdown.

      During fiscal 2000, we recorded the following significant charges: (1) gross store closing costs of $6.1 million relating to the identification of 24 stores for closure ($3.7 million of which relates to a 1999 closure plan for our own stores that overlapped with the acquired AGA stores); and (2) purchase accounting adjustments of $2.7 million relating to a 1999 closure plan of certain acquired AGA stores.

      During fiscal 1999, we recorded the following significant charges relating to the identification of 87 stores for closure: (1) gross store closing costs of $5.3 million ($2.5 million of which relates to a 1999 closure plan for our own stores that overlapped with the acquired AGA stores); (2) an adjustment to prior plans of $0.4 million ($0.2 million for plan year 1998 and $0.2 million for plan year 1997) relating to costs for store closures that were accrued in previously established plans but withdrawn from our allowance due to subsequent improvements in the underlying economics of the store’s performance or (in the case of store relocation) because we were unable to secure a previously identified site upon acceptable lease terms; and (3) purchase accounting adjustments of $4.2 million relating to a 1999 closure plan of certain acquired AGA and Big Wheel stores.

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Store Count by Fiscal Year	Balance	Added	Amendments	Closed	be Closed

1999	29	87	(11)	(77)	28
2000	28	24	(1)	(42)	9
2001	9	46	(2)	(46)	7

      At February 3, 2002, there were 7 stores remaining to be closed under our store closing plans, comprised of the following:

	Stores in	Plan	Stores	Balance to
Store Count by Fiscal Year of Accrual	Closing Plan	Amendments	Closed	Be Closed

1999	87	(2)	(84)	1
2000	24	—	(24)	0
2001	46	(2)	(38)	6
				7

Stores under Contract for Sale

      During the first quarter of fiscal 2002, we entered into an agreement to sell 13 stores in Texas. The stores are being sold as they are in relatively remote locations that do not allow us warehousing and distribution efficiencies. This transaction is scheduled to close in the second quarter of fiscal 2002 and is estimated to result in net proceeds of approximately $4.0 million. This sale is not expected to have a material effect on our results of operations in fiscal 2002.

Risk Factors Affecting Liquidity and Capital Resources

     Sales Trends

      Our business is somewhat seasonal in nature, with the highest sales occurring in the summer months of June through August (overlapping our second and third fiscal quarters). In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase.

      As a result of our Refinancing, we were able to improve relationships with our vendors and eliminate many out-of-stock conditions that pressured our sales. Since the completion of the Refinancing, our same-store sales increases have been in the mid-to-high single digits. In addition, our same store retail customer counts have become positive. This improved sales performance reflects our improved inventory position and the generally favorable dynamics in the U.S. automotive aftermarket sector.

      Considering our improved financial position, we expect fiscal 2002 net sales to increase by approximately 4% to 6% on a same-store basis. However, any unusual weather conditions, competitive pressures, or other adverse changes to our business could materially affect our financial position and results of operations.

     Inflation

      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.

     Debt Covenant Compliance

      Our new senior credit facility contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions on indebtedness, liens, guarantee obligations, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, dividends and other restricted junior payments, transactions with affiliates, change in business conducted, and certain prepayments and amendments of subordinated indebtedness. Our new revolving credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio.

      A breach of the covenants, ratios, or restrictions contained in our new senior credit facility could result in an event of default thereunder. Upon the occurrence of such an event of default, the lenders under our new senior credit facility could elect to declare all amounts outstanding under the new senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the new senior credit facility accelerate the payment of the indebtedness, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is secured by substantially all of our assets.

      We are highly leveraged. The degree to which we are leveraged could have important consequences on our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes. A substantial portion of our cash flow from operations must be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for other purposes. We are substantially more leveraged than some of our competitors, which might place us at a competitive disadvantage to those competitors that have lower debt service obligations and significantly greater operating and financial flexibility than we do. We may not be able to adjust rapidly to changing market conditions and we may be more vulnerable in the event of a downturn in general economic conditions or in our business.

     Interest Rates

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt is sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit facility, which is primarily vulnerable to movements in the LIBOR rate. See item 7A. Quantitative and Qualitative Disclosures about Market Risk below for a more detailed explanation about our variable interest rate risk.

Critical Accounting Matters

     Vendor Rebate Programs

      We enter into agreements with our vendors for allowance and rebate programs. Amounts earned are either tied to a contract period or recognized over the course of the fiscal year, or tied to purchase volumes and recognized as inventory is sold. Sliding scale rebates are often based on estimated purchase levels and collection is often completed over extended time periods, usually a fiscal quarter, but sometimes up to one year. In exchange for rebates, we provide cooperative advertising and other marketing related services to vendors. On an on-going basis, we record allowances and monitor vendor relationships.

     Inventories

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. The carrying value of the inventory exceeds the current replacement cost primarily as a result of the application of the LIFO inventory method of accounting. Our costs of acquiring inventories through normal purchasing activities have been decreasing in recent years as our increased size has enabled us to take advantage of volume discounts and lower product acquisition costs.

      On a quarterly basis, we perform an analysis of the net realizable value of inventory, after consideration of expected disposal costs and normal profit margins, to determine if the LIFO carrying value of the inventory is impaired. Should an impairment be indicated, the carrying value of the inventory would be reduced.

      Periodic cycle counts are conducted at all store locations and warehouses and a complete physical count is conducted annually. A provision for shrink, based on a percentage of net sales, is recorded every month and is adjusted based upon the actual physical count results. Our actual shrink expense has averaged approximately 1.7% of normalized net sales over the last several years.

     Deferred Tax Asset

      We have recorded deferred tax assets of approximately $24.0 million as of February 3, 2002, reflecting the benefit of federal and state tax loss carryforwards approximating $65.2 million and $37.5 million, which begin to expire in 2014 and 2007, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Accordingly, we believe that no valuation allowance is required for deferred tax assets in excess of deferred tax liabilities. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     Legal Matters

      We currently and from time to time are involved in other litigation incidental to the conduct of our business. The damages claimed in some of this litigation are substantial. Based on an internal review, we accrue reserves using our best estimate of our probable and reasonably estimable contingent liabilities. We do not believe that any of these legal claims, individually or in the aggregate, will have a material adverse effect upon our consolidated financial position, results of operations or cash flows. However, if our estimates related to these contingent liabilities are incorrect, the future results of operations for any particular fiscal quarter or year could be materially adversely affected.

     Store Closing Costs

      If a store location does not meet our required standards, it is designated for closure. We provide an allowance for estimated costs and losses to be incurred in connection with store closures. We establish this allowance based on an assessment of market conditions for rents, and include assumptions for vacancy periods and sublease rentals. In 2001, we were required to make adjustments to the allowance because actual market conditions were different than the assumptions we made at the time we established the allowance. We may be required to make further adjustments in future periods.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”. SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) generally require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142: (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      We will adopt the provisions of SFAS 142 in our first quarter ended May 5, 2002. We are in the process of preparing for our adoption of SFAS 142 and are making the determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. We expect that we will no longer record approximately $4.8 million of amortization expense relating to our existing goodwill. Our intangible assets primarily consist of favorable leasehold interests. As such, FAS 142 did not impact the useful lives assigned to our intangible assets.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. Accordingly, we expect to complete that first step of the goodwill impairment test before the end of the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. We have not yet determined what effect these impairment tests will have on our earnings and financial position.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). We adopted SFAS No. 144 as of the beginning of fiscal 2002. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      Financial market risks relating to our operations result primarily from changes in interest rates. We hold no securities for purposes of trading. Interest earned on our cash equivalents as well as interest paid on our variable rate debt is sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit facility, which is primarily vulnerable to movements in the LIBOR rate. Our variable and fixed rate debt at February 3, 2002 consisted of the following ($ in thousands):

		Average	Fixed
		Interest	or
Debt Facility	Balance	Rate	Variable

Senior credit facility — term	$170,000	5.7%	Variable
Senior credit facility — revolver	57,000	8.5%	Variable
12% Senior Notes	275,416	12.5%*	Fixed
11% Senior Subordinated Notes	81,250	11.0%	Fixed
7% convertible subordinated notes	49,100	7.0%	Fixed
Capital leases	38,077	13.9%	Fixed

Total debt	$670,843

*	The coupon rate of these notes is 12%, however the effective interest rate is 12.5% due to the amortization of a discount of approximately $4.7 million on the notes.

      At the end of fiscal 2001, 34% of our debt had variable interest rates and 66% had fixed interest rates. With $227.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $2.3 million change in our annual interest expense. This estimate assumes that our debt balances remains constant for an annual period and the interest rate change occurs at the beginning of the period.

      During February 2002, we entered into an interest rate swap contract to convert $100.0 million of our 12% Senior Notes to a floating rate, set quarterly, equal to the 3 month LIBOR + 760 basis points. As such, based on our debt balances at February  3, 2002, 49% of our debt is at variable interest rates and 51% of our debt is at fixed interest rates. The hedge is considered to qualify as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on the balance sheet. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt are not expected to result in a material impact on net income.

      Our cost of funds is affected by a variety of general economic conditions, including the level and volatility of interest rates. We try to manage this interest rate risk through the use of fixed and variable rate debt and the above mentioned interest rate swap. Currently we have no plans to refinance our existing debt structure; however a negative change in our debt rating could limit our ability to acquire needed funding or, at a minimum, would result in an increase in our cost of funds.

Item 8.     Consolidated Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Stockholders

     of CSK Auto Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CSK Auto Corporation and its subsidiaries at February 3, 2002 and February 4, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

April 16, 2002

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 3,	February 4,	January 30,
	2002	2001	2000

	(in thousands, except share and per share data)
Net sales	$1,438,585	$1,452,109	$1,231,455
Cost of sales	790,585	769,043	636,239

Gross profit	648,000	683,066	595,216
Other costs and expenses:
Operating and administrative	580,134	592,691	501,527
Store closing costs and other restructuring costs	22,392	6,060	4,900
Legal settlement	2,000	8,800	—
Goodwill amortization	4,807	4,799	1,941

Operating profit	38,667	70,716	86,848
Interest expense	61,608	62,355	41,300
Equity in loss of joint venture	—	3,168	—

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	(22,941)	5,193	45,548
Income tax expense (benefit)	(8,886)	193	17,436

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(14,055)	5,000	28,112
Extraordinary loss, net of $1,964 of income taxes	(3,137)	—	—

Income (loss) before cumulative effect of change in accounting principle	(17,192)	5,000	28,112
Cumulative effect of change in accounting principle, net of $468 of income taxes	—	—	(741)

Net income (loss)	$(17,192)	$5,000	$27,371

Basic earnings (loss) per share:
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(0.50)	$0.18	$1.01
Extraordinary loss, net of income taxes	(0.11)	—	—

Income (loss) before cumulative effect of change in accounting principle	(0.61)	0.18	1.01
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.03)

Net income (loss) per share	$(0.61)	$0.18	$0.98

Shares used in computing per share amounts	28,390,582	27,839,348	27,815,160

Diluted earnings (loss) per share:
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(0.50)	$0.18	$0.98
Extraordinary loss, net of income taxes	(0.11)	—	—

Income (loss) before cumulative effect of change in accounting principle	(0.61)	0.18	0.98
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.02)

Net income (loss) per share	$(0.61)	$0.18	$0.96

Shares used in computing per share amounts	28,390,582	27,839,348	28,626,776

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 3,	February 4,
	2002	2001

	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$16,084	$11,131
Receivables, net of allowances of $5,230 and $4,236, respectively	84,793	69,726
Inventories	619,629	621,814
Deferred income taxes	2,718	3,133
Assets held for sale	1,710	1,497
Prepaid expenses and other current assets	19,847	19,169

Total current assets	744,781	726,470

Property and equipment, net	150,381	175,358
Leasehold interests, net	16,581	20,244
Goodwill, net	126,846	130,544
Deferred income taxes	739	—
Other assets, net	29,249	14,190

Total assets	$1,068,577	$1,066,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$157,284	$189,308
Accrued payroll and related expenses	33,055	27,673
Accrued expenses and other current liabilities	44,529	42,448
Current maturities of amounts due under senior credit facility	—	54,640
Current maturities of capital lease obligations	10,999	10,878

Total current liabilities	245,867	324,947

Amounts due under senior credit facility	227,000	471,840
Obligations under 12% Senior Notes	275,416	—
Obligations under 11% Senior Subordinated Notes	81,250	81,250
Convertible 7% Subordinated Notes	49,100	—
Obligations under capital leases	27,078	29,273
Deferred income taxes	—	10,544
Other liabilities	8,580	9,339

Total non-current liabilities	668,424	602,246

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,370,746 and 27,841,178 shares issued and outstanding at February 3, 2002 and February 4, 2001, respectively	324	278
Additional paid-in capital	322,667	291,063
Stockholder receivable	(686)	(745)
Deferred compensation	—	(156)
Accumulated deficit	(168,019)	(150,827)

Total stockholders’ equity	154,286	139,613

Total liabilities and stockholders’ equity	$1,068,577	$1,066,806

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

	(in thousands, except share data)
Balances at January 31, 1999	27,768,832	$278	$289,820	$(1,018)	$(493)	$(183,198)	$105,389
Amortization of deferred compensation	—	—	—	—	169	—	169
Recovery of stockholder receivable	—	—	—	434	—	—	434
Exercise of options	65,742	—	791	—	—	—	791
Tax benefit relating to stock option exercises	—	—	393	—	—	—	393
Net income	—	—	—	—	—	27,371	27,371

Balances at January 30, 2000	27,834,574	$278	$291,004	$(584)	$(324)	$(155,827)	$134,547
Amortization of deferred compensation	—	—	—	—	168	—	168
Recovery of stockholder receivable	—	—	—	28	—	—	28
Advances to stockholders	—	—	—	(189)	—	—	(189)
Exercise of options	6,604	—	59	—	—	—	59
Net income	—	—	—	—	—	5,000	5,000

Balances at February 4, 2001	27,841,178	$278	$291,063	$(745)	$(156)	$(150,827)	$139,613
Amortization of deferred compensation	—	—	—	—	156	—	156
Conversion of notes	4,524,886	45	30,701	—	—	—	30,746
Issuances of restricted stock	3,764	—	—	—	—	—	—
Beneficial conversion feature of note	—	—	900	—	—	—	900
Recovery of stockholder receivable	—	—	—	59	—	—	59
Exercise of options	918	1	3	—	—	—	4
Net loss	—	—	—	—	—	(17,192)	(17,192)

Balances at February 3, 2002	32,370,746	$324	$322,667	$(686)	$—	$(168,019)	$154,286

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 3,	February 4,	January 30,
	2002	2001	2000

	(in thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(17,192)	$5,000	$27,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	32,799	33,120	26,066
Amortization of deferred financing costs	3,741	2,224	1,406
Amortization of other items	8,347	7,707	3,309
Accretion of discount	98	—	—
Provision for write down of inventory	17,292	—	—
Write downs on disposal of fixed and other assets	8,133	—	—
Tax benefit relating to stock option exercises	—	—	393
Equity in loss of joint venture	—	3,168	—
Extraordinary loss on early retirement of debt, net of income taxes	3,137	—	—
Cumulative effect of change in accounting principle, net of income taxes	—	—	741
Deferred income taxes	(8,905)	193	15,637
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(15,067)	(11,915)	(5,812)
Inventories	(16,316)	(7,577)	(93,567)
Prepaid expenses and other current assets	(771)	(208)	7,240
Accounts payable	(32,024)	25,172	11,203
Accrued payroll, accrued expenses and other current liabilities	9,240	(23,332)	2,793
Other operating activities	(426)	(1,083)	(811)

Net cash provided by (used in) operating activities	(7,914)	32,469	(4,031)

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	—	(1,182)	(218,201)
Capital expenditures	(12,200)	(32,080)	(41,358)
Expenditures for assets held for sale	(16)	(5)	(7,400)
Proceeds from sale of property and equipment and assets held for sale	5,454	5,029	8,760
Investment in joint venture	—	(3,168)	—
Other investing activities	(3,381)	(3,136)	(2,022)

Net cash used in investing activities	(10,143)	(34,542)	(260,221)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility	538,000	309,500	502,000
Payments under senior credit facility	(837,480)	(291,840)	(218,340)
Payment of debt issuance costs	(22,019)	(1,815)	(4,730)
Issuance of convertible subordinated notes	80,000	—	—
Borrowings under 12% Senior Notes	275,317	—	—
Payments on capital lease obligations	(10,149)	(10,934)	(10,905)
Advances to stockholders	—	(189)	—
Recovery of stockholder receivable	29	28	434
Exercise of stock options	4	59	791
Other financing activities	(692)	(3,367)	(726)

Net cash provided by financing activities	23,010	1,442	268,524

Net increase (decrease) in cash and cash equivalents	4,953	(631)	4,272
Cash and cash equivalents, beginning of period	11,131	11,762	7,490

Cash and cash equivalents, end of period	$16,084	$11,131	$11,762

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	56,776	61,463	36,741
Income taxes	—	658	6,776
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	8,075	13,462	17,178
Conversion of subordinated debt to equity (including interest)	30,746	—	—
Beneficial conversion feature of note	900	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      CSK Auto Corporation is a holding company. At February 3, 2002, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly-owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company.”

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At February 3, 2002, the Company operated 1,130 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and Auto for all years presented. In addition, the consolidated financial statements include the accounts of the following wholly-owned subsidiaries of Auto for the periods indicated:

•	Automotive Information Systems, Inc. (“AIS”) from September 7, 1999, the date of acquisition. As more fully explained in Note 4, AIS is a leading provider of diagnostic vehicle repair information.

•	CSKAUTO.COM, Inc. (“Auto.com”) from February 24, 1999, the date of formation. Auto.com operated the Company’s Internet web site that sells automotive aftermarket parts and accessories, but is currently inactive.

      As more fully described in Note 3, Auto also participated in a joint venture in which it had less than a 50% ownership interest. The investment in joint venture was accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     Basis of Presentation

      As more fully explained in Note 8, bank borrowings by Auto are guaranteed by Corporate, which guarantee is full and unconditional. Auto.com and AIS (collectively, the “Subsidiary Guarantors”) have also jointly and severally guaranteed such debt on a full and unconditional basis. Corporate is a holding company and has no other direct subsidiaries or independent assets or operations. The Subsidiary Guarantors are minor subsidiaries and have no significant independent operations. Summarized financial statements and other disclosures concerning each of Auto and the Subsidiary Guarantors are not presented because management believes that they are not material to investors. The consolidated amounts in the accompanying financial statements are representative of the combined guarantors and issuer.

      The Company is highly leveraged. In December 2001, the Company completed the Refinancing (see Note 8), which resulted in the elimination of scheduled bank debt amortization payments prior to the end of 2004, the extension of debt maturities and enhanced liquidity. The Company’s new revolving credit facility requires that the Company meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. A breach of the covenants, ratios, or restrictions contained in the new senior credit facility could result in an event of default thereunder. The Company anticipates meeting all required covenants under the new credit facility in fiscal 2002.

     Fiscal Year

      The Company’s fiscal year end is on the Sunday nearest to January 31 of the following calendar year. The fiscal year ended February 3, 2002 (“fiscal 2001”) and the fiscal year ended January 30, 2000 (“fiscal 1999”) each consisted of 52 weeks, while the fiscal year ended February 4, 2001 (“fiscal 2000”) consists of 53 weeks.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s vendors are primarily responsible for warranty claims. Warranty costs not covered by vendor’s warranty are not material for merchandise and services sold under warranty by the Company.

     Cash Equivalents

      Cash equivalents consist primarily of certificates of deposit with maturities of three months or less when purchased.

     Receivables

      Receivables are primarily comprised of amounts due from vendors for rebates or allowances and amounts due from commercial sales customers. The Company records an estimated provision for bad debts based on a percentage of sales and reviews the provision periodically for adequacy. Specific accounts are written off against the allowance when management determines the account is uncollectible.

     Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. As of February 3, 2002, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk.

      The Company does not hold collateral to secure payment of its trade accounts receivable. However, management performs ongoing credit evaluations of its customers’ financial condition and provides an allowance for estimated potential losses. Exposure to credit loss is limited to the carrying amount.

     Inventories and Cost of Sales

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out method. Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. The Company recognizes vendor rebates, discounts and allowances based on the terms of the underlying agreements. Such amounts may be amortized over the life of the applicable agreements or recognized as inventory is sold. Certain operating and administrative costs associated with purchasing and handling of inventory are capitalized in inventories. The amounts of such costs included in inventories as of February 3, 2002 and February 4, 2001 were approximately $31.5 million and $31.7 million, respectively. In addition, the Company increases cost of sales and reduces inventory by an estimate of purchase discounts and volume rebates that are unearned at period end, based upon inventory turnover rates. Such capitalized purchase discounts totaled $23.5 million and $23.6 million as of February 3, 2002 and February 4, 2001, respectively. The replacement cost of inventories approximated $527.6 million and $539.4 million at February 3, 2002 and February 4, 2001, respectively. The carrying value of the inventory exceeds the current replacement cost primarily as a result of the application of the LIFO inventory method of accounting. The Company’s costs of

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquiring inventories through normal purchasing activities have been decreasing in recent years as the Company’s increased size and cash flows have enabled it to take advantage of volume discounts and lower product acquisition costs.

      From time to time, the Company performs an analysis of the net realizable value of the inventory, after consideration of expected disposal costs and normal profit margins, to determine if the LIFO carrying value of the inventory is impaired. Should impairment be indicated, the carrying value of the inventory is reduced. No such impairment is indicated based on current market conditions.

      Inventories at February 3, 2002 are presented net of an allowance of approximately $0.9 million. This allowance results from the Company’s decision during the second quarter of fiscal year 2001 to eliminate certain product lines (resulting in excess inventories) and to close certain retail stores (resulting in some excess inventories that are not economical to redistribute within the retail chain). See Note 13.

     Property and Equipment

      Property, equipment and purchased software are recorded at cost. Depreciation and amortization are computed for financial reporting purposes utilizing primarily the straight-line method over the estimated useful lives of the related assets, which range from 5 to 25 years, or for leasehold improvements and property under capital leases, the base lease term or estimated useful life, if shorter. Maintenance and repairs are charged to earnings when incurred. When property, equipment or software is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets.

     Internal Software Development Costs

      During the first quarter of fiscal 1999, the Company adopted SOP 98-1 “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides for the capitalization of certain internal software development costs and amortization over the life of the related software. Previously, internal software development costs, consisting primarily of incremental internal labor costs and benefits, were expensed as incurred. Amounts capitalized during fiscal 2001, 2000 and 1999 were $3.0 million, $2.6 million and $1.7 million, respectively. Accumulated amortization as of February 3, 2002 and February 4, 2001 was $2.2 million and $0.7 million, respectively.

     Leasehold Interests

      Leasehold interests represent the discounted net present value of the excess of the fair rental value over the respective contractual rent of facilities under operating leases acquired in business combinations. Amortization expense is computed on a straight-line basis over the respective lease terms. Accumulated amortization totaled $9.7 million and $10.3 million as of February 3, 2002 and February 4, 2001, respectively.

     Goodwill

      The cost in excess of the fair value of net assets acquired is amortized on a straight-line basis over periods ranging from 20 to 30 years, depending on the business acquired. Management estimates such periods using factors such as entry barriers in certain regions, operating rights and estimated lives of other operating assets acquired. The realizability of goodwill and other intangibles is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on cash flow and profitability projections that incorporate the impact of existing Company businesses. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections. Accumulated amortization as of February 3, 2002 and February 4, 2001 was $11.5 million and $6.7 million, respectively. Beginning with fiscal 2002, the Company will follow Statement of Financial Accounting Standards (“SFAS”) No. 142 to account for its goodwill. See Note 2.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Store Closing Costs

      The Company provides an allowance for estimated costs to be incurred in connection with store closures and losses on the disposal of store-related assets, which is net of anticipated sublease income. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. See Note 13.

     Advertising

      The Company expenses all advertising costs as such costs are incurred. Amounts due under vendor cooperative advertising agreements are recorded as receivables until their collection. Advertising expense for fiscal 2001, 2000 and 1999 totaled $20.4 million, $18.6 million and $16.5 million, net of vendor funded cooperative advertising, respectively.

     Assets Held for Sale

      Assets held for sale consist of newly acquired land, buildings and store fixtures owned by the Company which the Company intends in the next twelve months to sell to and lease back from third parties under lease arrangements.

     Long-lived Assets

      Long-lived assets and certain identifiable intangible assets to be held and used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event assets are impaired, losses are recognized based on the excess carrying amount over the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair market value less selling costs. The Company evaluates the carrying value of long-lived assets on a quarterly basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss is recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.

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

     Stock-Based Compensation

      The Company has chosen to account for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. See Note 11.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Earnings (Loss) per Share

      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Fiscal Year Ended

	February 3,	February 4,	January 30,
	2002	2001	2000

Common stock outstanding:
Beginning of period	27,841,178	27,834,574	27,768,832

End of period	32,370,746	27,841,178	27,834,574

Issued during period	4,529,568	6,604	65,742

Weighted average number of shares (basic)	28,390,582	27,839,348	27,815,160
Effects of dilutive securities	—	—	811,616

Weighted average number of shares (diluted)	28,390,582	27,839,348	28,626,776

Shares excluded as a result of anti-dilution:
Stock options	2,439,989
Conversion of notes	3,976,415

Total shares excluded	6,416,404

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

     Basis of Presentation

      Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the current year presentation. This has no impact on previously reported financial position, results of operation or cash flow.

Note 2 — Recent Accounting Pronouncements and Cumulative Effect of Change in Accounting Principle

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). The Company adopted SFAS 144 as of the beginning of fiscal 2002. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations and cash flows.

      In June 2001, the FASB issued SFAS No. 141 (“SFAS 141”), “Business Combinations”, and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations”. The provisions of SFAS 141: (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) generally require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142: (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      The Company will adopt the provisions of SFAS 142 in the first quarter ended May 5, 2002. The Company is in the process of preparing for the adoption of SFAS 142 and is making the determinations as to what the reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company expects that it will no longer record approximately $4.8 million of amortization relating to the existing goodwill. The Company’s intangible assets consist primarily of favorable leasehold interests. As such, SFAS 142 did not impact the useful lives assigned to the intangible assets.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. Accordingly, the Company expects to complete that first step of the goodwill impairment test before the end of the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what effect these impairment tests will have on earnings and financial position.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Investment in Joint Venture

      On March 1, 2000, the Company participated in the formation of a new joint venture, PartsAmerica.com, Inc. (“PA”), with Advance Stores Company Incorporated and Sequoia Capital. PA engaged in the sale of automotive parts and accessories via e-commerce. During the second quarter of fiscal 2001, PA ceased operations. The Company wrote off its investment in PA during fiscal 2000 and has no material financial obligations with respect to PA.

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

      The AllCar stores are serviced out of the Company’s Mendota Heights Distribution Center and have been converted to the Checker name and store format and integrated into the Company’s operations. In connection with the integration of the AllCar stores, the Company incurred transition and integration expenses of approximately $0.3 million and $3.0 million during fiscal 2001 and fiscal 2000, respectively. These expenses consisted primarily of grand opening advertising, training and re-merchandising costs. In addition, the Company incurred capital expenditures of approximately $3.1 million during fiscal 2000, consisting primarily of expenditures related to equipment, store fixtures, signage and the installation of the Company’s store-level information systems in the AllCar stores.

      The AllCar Acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from April 28, 2000, the first day of operations subsequent to the acquisition. The financial statements reflect the allocation of the purchase price, based on estimated fair values at the date of acquisition. Approximately $3.8 million was allocated to inventory and fixed assets. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $5.5 million.

     SuperAuto

      On June 19, 2000, the Company acquired one store in California for $1.0 million. The Company converted this store to the Kragen name and store format and integrated the store into the Company’s operations. No significant transition and integration costs were incurred relating to this acquisition.

     Al’s and Grand Auto Supply

      On October 1, 1999, the Company acquired the common stock of Al’s and Grand Auto Supply, Inc. (“AGA”), formerly known as PACCAR Automotive, Inc., which operated 194 stores under the trade names of Al’s Auto Supply and Grand Auto Supply (collectively, the “AGA stores”) in Washington, California, Idaho, Oregon, Nevada and Alaska. The Company has converted these stores to the Schuck’s and Kragen names and store formats and integrated these stores into the Company’s operations.

      The Company paid approximately $145.6 million in cash for the stock of AGA and associated transaction costs. The acquisition was funded with proceeds from the senior credit facility. In connection with the acquisition, the Company amended and restated its then senior credit facility to provide an additional

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150.0 million of senior term loan borrowing ability. There are no contingent payments, options or commitments associated with the acquisition.

      In connection with the integration of the AGA stores, the Company incurred transition and integration expenses of approximately $15.7 million and $21.3 million during fiscal 2000 and 1999, respectively. These expenses consisted primarily of grand opening advertising, training and re-merchandising costs. In addition, the Company incurred capital expenditures of approximately $5.6 million and $2.0 million during fiscal 2000 and 1999, respectively. These expenditures consisted primarily of equipment, store fixtures, signage and the installation of the Company’s store-level information systems in the AGA stores.

      As a result of the AGA acquisition, the Company analyzed its store locations in California and the Pacific Northwest and closed 39 of the formerly owned AGA stores based on several factors including: (1) market saturation; (2) store profitability; and (3) store size and format. In addition, the Company finalized a store closure plan for its own stores that overlapped with AGA stores, which resulted in pretax charges of approximately $2.5 million during the fourth quarter of fiscal 1999 and $3.7 million during the second quarter of fiscal 2000. These charges were included in store closing costs in the accompanying Consolidated Statement of Operations. See Note 13.

      The AGA acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from October 2, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the final allocation of the purchase price, based on fair values of net assets at the date of acquisition. Approximately $127.7 million was allocated to inventory, leasehold improvements, fixed assets and favorable lease rights. The allocation also includes an estimated liability for the cost of closing the 39 acquired stores described above. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $63.3 million.

     Automotive Information Systems

      On September 7, 1999, the Company acquired all of the common stock of Automotive Information Systems, Inc. (“AIS”). AIS, based in St. Paul, Minnesota, is a leading provider of diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and the do-it-yourself consumer. The Company paid approximately $10.3 million in cash for AIS and funded the acquisition through its then senior credit facility. There are no contingent payments, options or commitments associated with the acquisition.

      The AIS acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations are included in the consolidated operating results of the Company from September 7, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the final allocation of the purchase price, based on fair values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired resulted in goodwill of approximately $9.2 million.

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

      The Company paid approximately $62.7 million in cash for substantially all the assets and assumed certain current liabilities and indebtedness of Big Wheel. The acquisition was funded with proceeds from its then senior credit facility. In connection with the acquisition, the Company amended and restated its then

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior credit facility to provide an additional $125.0 million of senior term loan borrowing ability. There are no contingent payments, options or commitments associated with the acquisition.

      In connection with the integration of the Big Wheel stores, the Company incurred transition and integration expenses of approximately $5.2 million and $8.9 million during fiscal 2000 and 1999, respectively. These costs consist primarily of grand opening advertising, training and re-merchandising costs. In addition, the Company incurred capital expenditures of approximately $1.5 million and $3.0 million during fiscal 2000 and 1999, respectively. These costs consist primarily of equipment fixtures, signage and the installation of the Company’s store-level information systems in the Big Wheel stores.

      The Big Wheel acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in the consolidated operating results of the Company from July 1, 1999, the first day of operations subsequent to the acquisition. The financial statements reflect the final allocation of the purchase price, based on fair values at the date of acquisition. Approximately $19.5 million was allocated to inventory, leasehold improvements and fixed assets. The excess of the purchase price over the estimated fair value of the assets acquired resulted in goodwill of approximately $60.0 million.

      The Big Wheel and AGA Acquisitions were accounted for under the purchase method of accounting. Prior financial statements reflected the preliminary allocation of the purchase prices, based on estimated fair values at the date of the respective acquisition. During fiscal 2000, the Company made adjustments to reflect the final determination of certain acquired balances. Significant changes in the allocation of acquired balances include: (1) a lower accounts receivable valuation primarily relating to acquired accounts payable debit balances for vendors with which the Company does not conduct business; (2) a revised inventory allocation representing (a) a lower inventory valuation on core and warranty returns as a result of excessive acquired inventory levels; and (b) a lower valuation on non-returnable inventory lines not carried by the Company; (3) a leasehold rights allocation representing the discounted net present value of the excess of the fair market rental value over the respective contractual rent of stores under operating leases acquired; (4) an accounts payable adjustment as a result of an adjustment to acquired bank overdrafts; and (5) a revised closed store reserve reflecting the final costs of closing previously identified stores. The final allocations of the fair value of the assets and liabilities recorded as a result of the above mentioned acquisitions are as follows (in thousands):

	Fiscal Year

	2000	1999

Cash and cash equivalents	$108	$145
Receivables	171	3,161
Inventories	3,290	103,023
Assets held for sale	—	3,238
Property and equipment	1,180	30,049
Goodwill	5,841	132,499
Leasehold interests	—	14,655
Prepaids and other assets	219	2,244
Deferred income taxes	—	3,137
Accounts payable	(3,702)	(36,851)
Accrued liabilities and other	(5,817)	(29,781)
Closed store reserves	—	(6,922)

Total cash purchase price	$1,290	$218,597

      The following unaudited pro forma financial information presents the combined historical results of the Company, Big Wheel, AIS and AGA as if the acquisitions had occurred at the beginning of the periods

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented, after giving effect to certain adjustments. Pro forma adjustments reflect the final purchase price allocations noted above and include the following: (1) amortization of goodwill of $2.7 million; (2) depreciation expense based on the allocation of purchase price to fixed assets of $1.4 million; (3) interest expense and amortization of deferred financing costs associated with the additional borrowings under the senior credit facility of $11.4 million; and (4) amortization of leasehold rights of $1.3 million. Although cost savings and other future synergy benefits of the combined companies are expected, no such benefits are reflected in this pro forma financial information (in thousands, except per share data).

Fiscal Year
Ended
January 30,
2000

(unaudited)
Net sales	$1,423,907
Net income before extraordinary loss and cumulative effect of change in accounting principle	20,138
Net income	19,397

Basic earnings per share:
Net income before extraordinary loss and cumulative effect of change in accounting principle	$0.72

Net income	$0.70

Diluted earnings per share:
Net income before extraordinary loss and cumulative effect of change in accounting principle	$0.70

Net income	$0.68

      The pro forma combined results are not necessarily indicative of the results that would have occurred if the acquisitions and borrowings had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

Note 5 — Transactions and Relationships with Related Parties

     Lease Transactions

      The Company has entered into several lease agreements with related parties for approximately 125,000 square feet of office space and real property and certain store fixtures. These lease agreements are subject to certain inflation based adjustments that could affect the rent expense in future periods. The agreements are with affiliates of The Carmel Trust (“Carmel”), one of the Company’s principal stockholders. The table below describes the Company’s related party transactions ($ in thousands):

			Fiscal Year Rent Expense

Description	Beginning Date	Ending Date	2001	2000	1999

Corporate headquarters	October 1989	October 2012	$1,536	$1,490	$1,490
Corporate office space	April 1995	October 2012	725	603	328
Headquarters parking lot	April 1995	October 2012	63	63	63
Real property sale-leaseback(1)	February 1997	November 2000	—	83	99
Fixture sale-leaseback(2)	July 1996	July 2001	192	463	463

			$2,516	$2,702	$2,443

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents a sale-leaseback transaction for $0.9 million in funding which was paid off in November 2000.

(2)	Represents a sale-leaseback transaction for $1.9 million in funding which was paid off in July 2001.

      The Company believes that the terms of the leasing transactions with related parties described above were no less favorable to it than terms that may have been available from independent third parties at the time of the applicable transaction. The Company is currently not planning on entering into additional sale-leaseback transactions with related parties and no such sale-leaseback transactions with a related party have resulted in any gain or loss.

     Other Transactions

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

      In December 2001, in connection with the Company’s refinancing of its then existing credit facility, CSK Auto Corporation sold $50.0 million aggregate principal amount of 7% convertible subordinated debentures due December 2006 (the “convertible debentures”) and related contingently exercisable warrants (the “make-whole warrants”), consisting of $30.0 million in principal amount and one make-whole warrant to Investcorp CSK Holdings L.P., an affiliate of Investcorp S.A., which through its relationship with several of the Company’s stockholders is deemed to be one of its principal stockholders, and $20 million in principal amount and one make-whole warrant to an unrelated third party investor in a private placement. Interest on the debentures is payable quarterly, either in cash or, at the Company’s election, additional shares of its common stock. The convertible debentures and make-whole warrants issued to Investcorp CSK Holdings L.P. were on the same terms as those issued to the unrelated third party. The Company expects to convert these debentures for both Investcorp CSK Holdings L.P. and the third party into approximately 5.75 million shares of its common stock (approximately 3.45 million shares to Investcorp CSK Holdings L.P. and 2.3 million shares to the third party), based on a conversion price of $8.69 per share, within thirty days following the effectiveness of the registration statement relating to such shares, which is currently pending before the Securities and Exchange Commission. The actual number of shares to be issued to Investcorp CSK Holdings L.P. and the third party pursuant to the agreements relating to the issuance of the convertible debentures and make-whole warrants will depend on a number of factors, including the Company’s future average stock price, whether one of these holders voluntarily converts its convertible debentures prior to the time that the Company requires conversion, and to what extent the Company elects to pay interest on the convertible debentures in shares of its common stock rather than cash prior to the conversion of the convertible debentures.

      On March 1, 2000, the Company participated in the formation of PA, a new joint venture (see Note 3). During fiscal 2000, the Company contributed assets and incurred costs of approximately $3.2 million, which include associated transaction costs. During fiscal 2000 the Company also incurred non-cash charges of $3.2 million to recognize its proportionate share of PA’s net loss and to write off the Company’s remaining investment in the joint venture. In addition, the Company recorded sales to PA of approximately $0.2 million and $0.5 million during fiscal 2001 and 2000, respectively, and incurred reimbursable costs of $0.3 million during fiscal 2000. As of February 4, 2001, the Company had a receivable from PA of approximately

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.4 million, which includes reimbursable costs and advances. During the second quarter of fiscal 2001, PA ceased operations and, accordingly, there is no outstanding receivable from PA as of February 3, 2002.

Note 6 — Receivables

      Accounts receivable consist of the following ($ in thousands):

	February 3,	February 4,
	2002	2001

Trade receivables from commercial and other customers	$29,567	$25,756
Amounts due under vendor rebate programs and cooperative advertising arrangements	57,691	43,296
Landlord and subtenant receivables	2,030	4,149
Other	735	761

Gross receivables	90,023	73,962
Allowance for doubtful accounts	(5,230)	(4,236)

Net accounts receivable	$84,793	$69,726

      The Company reflects amounts to be paid or credited to the Company by vendors as receivables. Pursuant to contract terms, the Company has the right to offset vendor receivables against corresponding accounts payables, thus minimizing the risk of non-collection of these receivables.

Note 7 — Property and Equipment

      Property and equipment is comprised of the following (in thousands):

	February 3,	February 4,
	2002	2001	Estimated Useful Life

Land	$553	$893
Buildings	743	1,244	25 years
Leasehold improvements	93,935	96,246	15 years or life of lease
Furniture, fixtures and equipment	117,300	124,998	10 years
Property under capital leases	88,743	80,667	5 – 15 years or life of lease
Purchased software	12,044	10,585	5 years

	313,318	314,633
Less: accumulated depreciation and amortization	(162,937)	(139,275)

Property and equipment, net	$150,381	$175,358

      Accumulated amortization of property under capital leases totaled $54.1 million and $42.6 million at February 3, 2002 and February 4, 2001, respectively.

Note 8 — Long Term Debt and Extraordinary Loss

      On December 21, 2001, the Company completed several transactions to refinance its capital structure (the “Refinancing”). The Company used the proceeds from a note offering, which were approximately $275.3 million, net of a discount of $4.7 million, together with borrowings under a new $300.0 million senior collateralized, asset based credit facility and the gross proceeds of a $50.0 million private placement of new 7% convertible subordinated debentures to refinance its prior credit facility and to pay fees and expenses in

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with these transactions. Additionally, upon the closing of the new senior credit facility, the Company converted its existing $30.0 million 7% convertible subordinated note due September 1, 2006 into approximately 4.5 million shares of CSK Auto Corporation’s common stock. Also as part of the Refinancing, the Company incurred an extraordinary loss of $3.1 million, which was a write off of $5.1 million of unamortized deferred financing costs associated with the prior senior credit facility, net of a $2.0 million income tax benefit.

      As a result of the increased borrowing and based on the Company’s financial results for the third quarter of fiscal 2001, the Company’s ratio of debt to Adjusted EBITDA (as defined in the prior senior credit facility) and the Company’s Interest Coverage Ratio (as defined in the prior senior credit facility) would not have been in compliance with corresponding covenants under the then existing senior credit facility. Accordingly, the Company negotiated a waiver to these covenants effective for the third quarter ending November 4, 2001. The proceeds of the Refinancing, including the proceeds received from the issuance of the $30 million convertible note, were used to refinance the indebtedness under the prior senior credit facility. The Company anticipates meeting all required covenants under the new credit facility in fiscal 2002.

     New Senior Credit Facility

      In connection with the Refinancing, Auto entered into a new $300.0 million senior collateralized, asset based credit facility that matures December 21, 2004. The new senior credit facility is comprised of a $130 million revolving credit facility and a $170.0 million non-amortizing term loan. Availability under the new senior credit facility is subject to a borrowing base formula equal to the lesser of $300.0 million and the sum of certain percentages of eligible inventory and eligible accounts receivable owned by the Company and its subsidiaries. Under the borrowing base formula, the borrowing capacity at February 3, 2002 was limited to approximately $270.5 million. Loans under the new senior credit facility are collateralized by a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets and in all of the Company’s and its subsidiaries’ capital stock. The loans are guaranteed by each of the Company’s subsidiaries and by the Company.

      Interest may accrue quarterly on the loans with reference to the base rate (the “Base Rate”) plus the applicable Base Rate interest margin. The Company may elect that all or a portion of the loans bear interest at the Eurodollar rate (the “Eurodollar Rate”) plus the applicable Eurodollar interest margin. The Base Rate is defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the secondary market rate for three-month certificates of deposit of money center banks plus 1%, or (iii) the prime commercial lending rate of the administrative agent. The Eurodollar Rate is defined as the rate at which eurodollar deposits for one, two, three or six months or (if and when available to all of the relevant lenders) nine or twelve months are offered to the administrative agent in the interbank eurodollar market. The interest margin for the new senior credit facility is 2.50% for Base Rate loans and 3.50% for Eurodollar Rate loans.

      The new senior credit facility provides that the Company may from time to time make optional prepayments of loans in whole or in part without penalty, subject to minimum prepayments and reimbursement of the lenders’ breakage costs in the case of prepayment of Eurodollar Rate loans.

      The new senior credit facility contains covenants and other requirements of the Company and its subsidiaries. In general, the affirmative covenants provide for, among other requirements, mandatory reporting of financial and other information to the lenders and notice to the lenders upon the occurrence of certain events. The affirmative covenants also include standard covenants requiring the Company to operate its business in an orderly manner.

      The new senior credit facility contains negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on indebtedness, liens, guarantee obligations, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions, dividends and other restricted junior payments, transactions with affiliates, change in business conducted, and certain prepayments and amendments of subordinated indebtedness. The new revolving credit facility requires that the Company meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. The Company believes it was in compliance with all such covenants at February 3, 2002.

      The new senior credit facility specifies certain customary events of default including, without limitation, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties in any material respect, cross default to certain other indebtedness and agreements, bankruptcy and insolvency events, material judgments and liabilities, change of control and unenforceability of certain documents under the new senior credit facility.

      The Company is required to pay certain fees in connection with the new senior credit facility, including: (1) letter of credit fees; (2) agency fees; and (3) commitment fees. Commitment fees are payable quarterly, at a rate per annum of 0.5% on the average daily unused portion of the new senior credit facility.

     12% Senior Notes Due 2006

      The Company issued $280.0 million of new 12% Senior Notes due June 15, 2006 (the “12% Senior Notes”) in connection with the Refinancing. Interest is payable semi-annually in arrears on December 15 and June 15 of each year commencing June 15, 2002. The effective interest rate, including amortization of the original issue discount, is approximately 12.5% per annum. The proceeds received, after deducting the original issue discount of $4.7 million, were $275.3 million.

      The Company will not have the right to redeem any notes prior to December 15, 2004 (other than out of the net cash proceeds of any equity offering). At any time or from time to time on or prior to December 15, 2004, upon the consummation of an equity offering of the Company’s common stock for cash, up to 35% of the aggregate principal amount of the notes issued pursuant to the Indenture may be redeemed at the Company’s option within 90 days of such equity offering with cash received by the Company from the net cash proceeds of such equity offering, at a redemption price equal to 112.00% of principal, together with accrued and unpaid interest and liquidated damages, if any, thereon to the redemption date; provided, however, that immediately following such redemption not less than 65% of the aggregate principal amount of the notes originally issued pursuant to the Indenture remain outstanding. At any time on or after December 15, 2004, the Company may redeem the notes for cash at its option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the periods indicated below, in each case together with accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption of the notes:

Period	Percentage

December 15, 2004 through December 15, 2005	106.000%
December 15, 2005 through maturity	100.000%

      If the Company experiences a change of control, holders of the notes will have the right to require the Company to repurchase their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the repurchase.

      The payment of the principal, premium and interest on the notes is irrevocably and unconditionally guaranteed on a senior basis by the Company and its subsidiaries.

      The notes are unsecured senior obligations of CSK Auto, Inc. They rank senior in right of payment to the Company’s subordinated indebtedness and effectively junior to the Company’s senior secured indebtedness, including borrowings under the new senior credit facility, to the extent of the collateral securing such secured indebtedness.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The indenture governing the notes limits Auto and its subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified capital stock, pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, make investments, create any consensual limitation on the ability of its Subsidiaries to pay dividends, make loans or transfer property to the Company, incur liens, engage in transactions with the Company’s affiliates, sell assets, including capital stock of the Company’s subsidiaries and consolidate, merge or transfer all or substantially all of assets of the Company or its subsidiaries.

     $50.0 million 7% Convertible Subordinated Notes Due December 1, 2006

      Also in connection with the Refinancing, the Company sold $50.0 million aggregate principal amount of 7% convertible subordinated debentures due December 2006 (the “convertible subordinated debentures”) and related contingently exercisable warrants to an unrelated third party investor and an affiliate of Investcorp, S.A., one of the Company’s principal stockholders (“Investcorp”).

      Interest is payable quarterly. The Company may elect to pay such interest in cash or additional shares of its stock. The Company is a holding company that derives all its operating income from its subsidiaries, which are restricted, pursuant to the terms of other financing obligations, from transferring funds to it to pay cash interest on the convertible subordinated debentures except under certain circumstances. These restrictions may limit the Company’s ability to pay interest on the convertible subordinated debentures in cash. However, interest must be paid in cash in certain circumstances, including following the occurrence of an event of default or certain other events. Upon and during the continuance of an event of default, interest on the convertible subordinated debentures and any overdue payments increases to 12%, with further monthly increases up to 16%.

      The convertible subordinated debentures are not redeemable by the Company at any time prior to maturity on December 1, 2006, except in the event of a change of control, as defined in such debentures. In the event the convertible subordinated debentures have not been converted at maturity in 2006, then the Company must, at its option, either redeem the convertible subordinated debentures for 100% of the principal amount in cash or convert the convertible subordinated debentures into its common stock at a conversion price equal to the average of the closing sale price of the common stock on each trading day during the 120 trading days preceding December 21, 2006.

      The convertible subordinated debentures are subordinated to the principal and interest obligations owed under CSK Auto Corporation’s guarantee of Auto’s new senior credit facility and to the guarantee of the 12% Senior Notes. The terms of such subordination will be similar to the terms of the subordination of Auto’s 11% Senior Subordinated Notes to the 12% Senior Notes.

      Subject to certain limitations, these investors can convert their convertible subordinated debentures into the Company’s common stock at any time. Pursuant to the NYSE rules, the Company obtained shareholder approval for the issuance of its common stock upon the conversion of, and in lieu of cash interest payments on, the convertible subordinated debentures, and upon the exercise of certain related warrants (including any additional shares of common stock that may be issued as a result of certain adjustment provisions of the convertible subordinated debentures and the related warrants) (collectively, the “Conversion Stock”) at a special meeting of its shareholders held February 26, 2002.

      The Company issued the convertible subordinated debentures with certain registration rights. Consequently, the Company filed a resale shelf registration statement with the SEC on January 18, 2002 relating to approximately 12.9 million shares of Conversion Stock and 4.5 million shares that were issued upon conversion of the $30 million 7% convertible note. The Company is required to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable, on or before May 19, 2002.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Within 30 days of the effectiveness of the registration statement, the Company intends to require the holders to convert all of their convertible subordinated debentures into the Company’s common stock. The Company may require this conversion, provided (i) no event of default has occurred and is continuing, and (ii) there have not occurred certain specified changes in management. The conversion price for the convertible subordinated debentures, currently set at $8.69 per share, is subject to certain anti-dilution provisions and other adjustments that may result in the issuance of additional shares of its common stock under certain circumstances.

      The agreements include provisions for conversion price adjustments and specific requirements for treatment of the convertible subordinated debentures in the event of a merger, sale of substantially all assets or similar transaction involving the Company. In addition, in the event of a change of control of the Company, the agreements require the Company to make an offer to purchase the convertible subordinated debentures at a redemption price equal to 125% of the principal amount until December 2002 and 112.5% thereafter. The convertible subordinated debentures include customary events of default and, if an event of default occurs, each holder of convertible subordinated debentures may require the convertible subordinated debentures to be redeemed at a redemption price equal to 105%. The convertible subordinated debentures also provide for monetary penalties if the Company fails to convert them into common stock upon the holder’s request.

      The warrants are automatically exercisable into shares of our common stock on the earlier of (i) a change of control, and (ii) November 21, 2002, only if the following two events have occurred: (1) we have previously required the conversion of the convertible debentures; and (2) the conversion price of the convertible debentures at the time of such required conversion is greater than the “adjusted conversion price”.

      The “adjusted conversion price” is an amount equal to the greater of (i) the average of the closing sale prices of our common stock on the trading days from December 21, 2001 through November 20, 2002 and (ii) $4.94, as adjusted in the case of a change of control and for specified dilutive events.

      The number of shares of our common stock issuable upon exercise of the warrants is equal to the following amount, subject to adjustment in accordance with the provisions of the convertible debentures and warrants, and less a number of shares so as to have a cashless exercise of the warrants based on an exercise price of $0.01: (1) the quotient determined by dividing (A) the $50.0 million principal amount of the convertible debentures initially issued, plus any interest payments added to the principal of the convertible debentures, by (B) the adjusted conversion price; minus (2) the number of shares of our common stock we have issued upon conversion of the convertible debentures prior to the exercise of the warrants.

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

      The provisions of the indenture limit the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness or issue disqualified capital stock, pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness, make investments, create any consensual limitation on the

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability of its subsidiaries to pay dividends, make loans or transfer property to the Company, incur liens, engage in transactions with affiliates, sell assets, including capital stock of subsidiaries and consolidate, merge or transfer all or substantially all of the Company’s assets.

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

      Beginning November 1, 2001, the 11% Senior Subordinated Notes are redeemable, at the option of Auto, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth below (expressed in percentages of principal amount), plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

Redemption
Period	Price

2001	105.500%
2002	103.667%
2003	101.833%
2004 and thereafter	100.000%

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Outstanding debt, excluding capital leases, is as follows ($ in thousands):

	February 3,	February 4,
	2002	2001

Term Loan, variable interest rate, average rate 5.7% for fiscal 2001 due in full December 2004	$170,000	$—
New Revolving Credit Commitment, variable interest rate, average rate 6.2% for fiscal 2001 and $130.0 million maximum capacity at February 3, 2002	57,000	—
Prior Revolving Credit Commitment, variable interest rate, average rate 8.3% for fiscal 2000, paid in full December 2001	—	110,000
Term Loan (Tranche B), variable interest rates, average rate 7.3% and 8.9% for fiscal 2001 and 2000, respectively, semi-annual installments payable each June 30 and December 31, paid in full December 2001	—	144,480
Term Loan (Tranche B1), variable interest rates, average rate 7.4% and 8.9% for fiscal 2001 and 2000 respectively, semi-annual installments payable each June 30 and December 31, paid in full December 2001	—	123,500
Term Loan (Tranche B2), variable interest rates, average rate 7.5% and 8.9% for fiscal 2001 and 2000 respectively, semi-annual installments payable each June 30 and December 31, paid in full December 2001	—	148,500
Convertible notes, net of $0.9 million discount due to beneficial conversion feature, interest rate 7%, due December 2006	49,100	—
Notes, $81.25 million, interest rate 11%, due November 2006	81,250	81,250
Notes, $280.0, net of $4.6 million discount, effective interest rate approximates 12.5%, due June 2006	275,416	—

Total	632,766	607,730
Less: current maturities	—	54,640

	$632,766	$553,090

      At February 3, 2002, the estimated maturities of long term debt, excluding capital leases, were ($ in thousands):

Fiscal Year	Amount

2002	$—
2003	—
2004	227,000
2005	—
2006	405,766
Thereafter	—

$632,766

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in other assets are the following debt financing charges, which have been deferred and are being amortized over the life of the related debt instrument ($ in thousands):

	February 3,	February 4,
	2002	2001

11% Senior Subordinated Notes	$5,341	$5,341
12% Senior Notes	9,952	—
7% convertible subordinated notes	2,570	—
New senior credit facility	7,411	—
Prior senior credit facility	—	7,880
Accumulated amortization	(3,916)	(5,411)

Total	$21,358	$7,810

Note 9 — Leases

      The Company leases its office and warehouse facilities, for all but two of its retail stores, and a majority of its equipment. Generally, store leases provide for minimum rentals and the payment of utilities, maintenance, insurance and taxes. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. The majority of lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each.

      Operating lease rental expense is as follows ($ in thousands):

	Fiscal Year

	2001	2000	1999

Minimum rentals	$124,751	$123,298	$97,748
Contingent rentals	1,261	945	976
Sublease rentals	(9,059)	(6,970)	(5,395)

	$116,953	$117,273	$93,329

The above amounts include rental expense under leases with affiliates of	$2,516	$2,702	$2,443

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease obligations (income) under non-cancelable leases at February 3, 2002 are as follows ($ in thousands):

	Capital	Operating	Sublease
For Fiscal Years	Leases	Leases	Rentals

2002	$16,402	$125,927	$(9,647)
2003	15,148	114,009	(7,982)
2004	11,648	98,034	(5,931)
2005	4,562	86,961	(4,673)
2006	677	77,665	(3,651)
Thereafter	2,912	355,903	(4,069)

	51,349	$858,499	$(35,953)

Less: amounts representing interest	(13,272)

Present value of obligations	38,077
Less: current portion	(10,999)

Long term obligation	$27,078

      The above amounts include future minimum lease obligations under operating leases with affiliates totaling $27.2 million at February 3, 2002.

Note 10 — Capital Stock

      On August 14, 2001, the Company issued a $30.0 million aggregate principal amount 7% convertible subordinated note due September 1, 2006 to Oppenheimer Capital Income Fund. In connection with the Refinancing, the note was converted, into approximately 4.5 million shares of the Company’s common stock at a conversion price of $6.63 per share, which represents a 10% premium to the average closing price of the Company’s stock on the NYSE for the 10 days preceding the issuance of the note. At the time of the conversion the $30.0 million principal and approximately $0.7 million of accrued interest were converted to common stock and additional paid in capital.

Note 11 — Employee Benefit Plans

      The Company provides various health, welfare and disability benefits to its full-time employees which are funded primarily by Company contributions. The Company does not provide post-employment or post-retirement health care or life insurance benefits to its employees.

     Retirement Program

      The Company sponsors a 401(k) plan which is available to all employees of the Company who have completed one year of continuous service. Effective October 1, 1997, the Company matches from 40% to 60% of employee contributions in 10% increments, based on years of service with the Company, up to 4% of the participant’s base salary. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company’s matching contributions totaled $1,237,200, $1,377,300, and $1,422,400 for fiscal years 2001, 2000, and 1999, respectively.

     1996 Stock Option Plans

      On October 30, 1996, the Company awarded options to purchase shares of common stock under its Associate Stock Option Plan (the “Associate Plan”) and its Executive Stock Option Plan (the “Executive

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As a result of the Company’s initial public offering (the “IPO”) in 1998, each then outstanding option granted under the Plans became exercisable upon vesting. Options granted under the Associate Plan vest in three equal installments on the second, third and fourth anniversaries of the date of their grant, assuming the associate’s employment continues during this period (“Four Year Vesting”). As of fiscal 1999, all options have three year vesting. Options granted under the Executive Plan are subject to the Four Year Vesting as to 84% of such options and performance vesting (over the same four years) as to the remaining 16%. The performance vesting criteria is based upon achieving specified operating results. Partial vesting of options subject to performance vesting occurs if the Company achieves less than 95% of the specified operating results. Any portion of options granted under the Executive Plan which are subject to performance vesting and which do not vest during the four years will automatically vest 90 days prior to the end of the option’s term. If the specified operating results are exceeded for any year by at least 10%, the executive will receive options for up to an additional 5% (20% on a cumulative basis) of his or her original option grant at an exercise price equal to that of the original grant. As a result of exceeding the specified results, additional option grants of approximately 15,000 and 18,000 were granted in April 2001 and 2000, respectively. Specified results were not met in fiscal 2001 and, accordingly, no additional options will be granted in fiscal 2002.

      As of February 3, 2002, the Company has granted options to purchase 925,712 shares under the Associate Plan and 287,826 shares under the Executive Plan, net of cancellations (including cancellations in fiscal 2001 associated with the option cancellation program discussed further below) and exercises. Except for 96,062 options granted under the Executive Plan (see “Employment Agreements” below), the exercise prices represent the fair market value at the date of grant.

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

      As of February 3, 2002, the Company has granted options to purchase 485,207 shares under the 1999 Plan, net of cancellations and exercises. The exercise prices represent the fair market value at the date of grant

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based upon actual market prices as determined by trades reported by the New York Stock Exchange. Options granted under the 1999 Plan vest and become exercisable as determined by the Board of Directors.

     Option Cancellation Program

      During the third quarter of fiscal 2001, the Company cancelled outstanding stock options to purchase an aggregate of 496,296 shares of the Company’s common stock that had been granted to certain Company executives under all of the Company’s option plans. The options covered by such cancellations had exercise prices ranging from $17.50 to $32.25 per share, with a weighted average exercise price of $26.34 per share. During fiscal 2002, new stock options to purchase an aggregate of 496,296 shares of the Company’s common stock were granted to these executives. Consistent with terms of the program, the exercise price of the new stock options was generally $11 which was the greater of: (a) $11.00 per share; or (b) the fair market value of CSK Auto Corporation common stock on the date of grant. These options were granted six months and one day after cancellation and, consistent with the guidance in FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25”, no stock compensation expense was recorded.

     Directors Stock Plan

      Directors who are currently associated with the Investcorp Group or the Carmel Group do not receive any compensation for serving as directors. In June 1998, the Company’s Board of Directors adopted a non-employee director compensation plan, which was approved in June 1999. The plan provides for an aggregate of up to 50,000 shares in the form of restricted stock grants or stock options. The Board of Directors has adopted a policy which provides the three non-employee directors who are not associated with the Investcorp Group or the Carmel Group with an annual stipend of $25,000, of which at least $10,000 must be paid in the form of restricted stock grants. Pursuant to this Plan, these Directors were granted a total of 3,764, 1,854 and 1,534 shares of restricted stock during fiscal years 2001, 2000 and 1999, respectively.

     Employment Agreements

      Auto has entered into an employment agreement with its Chairman pursuant to which he is paid a fixed base salary and is eligible for a bonus based upon earnings per share. The agreement does not contain a stated termination date, but rather is terminable at will by either party. If Auto were to terminate the employment of the Chairman without cause, or if he terminates his employment for good reason, Auto has agreed to pay to the Chairman his base salary and performance bonus for a period of 24 months. The Chairman also received a loan of $550,000 from the Company, bearing interest at 4.545%. In consideration of the Chairman’s efforts regarding the Company’s acquisitions (see Note 5), $300,000 in principal amount of this loan was forgiven during the fourth quarter of fiscal 1999, with the remaining balance (including accrued and unpaid interest) forgiven during the first quarter of fiscal 2000. Auto had entered into an employment agreement with its then President pursuant to which he was paid a base salary and a bonus based upon earnings per share. The agreement was terminated effective April 1, 2000 in connection with the President’s retirement from day-to-day operations.

      In connection with the execution of his employment agreement, the Company’s Chairman received options for 401,967 shares of common stock, exercisable at $12.04 per share. As of February 3, 2002, these options were fully vested. The Company’s Chairman received options for 39,940 shares of common stock, exercisable at $12.04 per share, effective as of February 1, 1998. These options will vest and become exercisable in four equal annual installments beginning in April 1999. In connection with the issuance of these options, the Company has recognized a charge to earnings of approximately $0.2 million over the vesting period for the difference between the exercise price and the fair market value of the common stock at the date of grant. In connection with the IPO, the Company’s Chairman received options for 216,635 shares of

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock, exercisable at $20.00 per share, the fair market value at the date of grant based on the IPO. These options will vest and become exercisable in three equal annual installments beginning in April 2000.

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

      In connection with the execution of his employment agreement, the Company’s former President received an option for 299,337 shares of common stock, exercisable at $12.04 per share. As of February 3, 2002, these options were fully vested.

     Management Stock Purchase Agreements and Loan Plans

      In December 1997, the Company entered into stock purchase agreements with certain executives of the Company. Under the terms of the agreements, the Company issued a total of 180,600 shares of its common stock at a price of $12.04 per share. In addition, the Company granted certain executives non-qualified options to purchase 96,062 shares of its common stock, also at a price of $12.04 per share. The options contain similar terms and vesting provisions as existing options under the Company’s Executive Stock Option Plan. In addition, in the fourth quarter of fiscal 1997, the Company recorded deferred compensation of approximately $0.5 million to reflect the difference between the exercise price and the fair market value of stock associated with the options granted to certain executives. The deferred compensation resulted in a charge to earnings over the vesting period of the options.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Options Activity

      Activity in all of the Company’s stock option plans is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average	Options
	Shares	Exercise Price	Fair Value	Exercisable

Balance at January 31, 1999	2,145,202	$14.56
Granted at market price	1,040,302	24.32	$13.22
Exercised	(65,742)	12.04
Cancelled	(142,701)	19.71

Balance at January 30, 2000	2,977,061	17.78		601,038
Granted at market price	294,844	9.54	$7.64
Granted above market price	18,531	12.04	$9.79
Exercised	(6,604)	12.04
Cancelled	(287,642)	19.50

Balance at February 4, 2001	2,996,190	16.77		1,613,574
Granted at market price	156,380	7.50	$4.20
Granted above market price	60,719	8.59	$3.39
Exercised	(918)	3.88
Cancelled	(772,382)	23.76

Balance at February 3, 2002	2,439,989	$14.07		1,752,258

      The following table summarizes information about the Company’s stock options at February 3, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
	Number	Remaining	Weighted Average		Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Price

$ 2.72 – $11.88	320,846	6.19	$7.27	42,894	$7.06
$11.94 – $12.04	1,394,330	2.10	12.04	1,348,428	12.04
$12.06 – $20.00	418,645	4.67	15.52	224,555	16.08
$20.13 – $36.53	306,168	4.11	28.46	136,381	28.17

$ 2.72 – $36.53	2,439,989	3.33	$14.07	1,752,258	$13.69

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, net income (loss) and diluted earnings (loss) per share would have been changed to the pro forma amounts indicated below ($ in thousands except per share data):

	Fiscal Year

	2001	2000	1999

Net income (loss):
As reported	$(17,192)	$5,000	$27,371
Pro forma	(19,523)	1,852	24,471
Diluted earnings (loss) per share:
As reported	$(0.61)	$0.18	$0.96
Pro forma	(0.69)	0.07	0.85

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black Scholes method of option pricing and is based upon the following assumptions:

	Fiscal Year

	2001	2000	1999

Dividend yield	0%	0%	0%
Risk free interest rate	4.15 – 4.92%	5.35 – 6.65%	4.75 – 5.94%
Expected life of options	6 years	6 years	6 years
Expected volatility	55%	98%	49%

Note 12 — Income Taxes

      The provision (benefit) for income taxes (exclusive of extraordinary items) is comprised of the following ($ in thousands):

	Fiscal Year

	2001	2000	1999

Current:
Federal	$—	$—	$450
State	—	—	387

	—	—	837

Deferred:
Federal	(7,327)	1,052	13,707
State	(1,559)	(859)	2,892

	(8,886)	193	16,599

Total	$(8,886)	$193	$17,436

      Included in fiscal 2001 results of operations is $1,964,000 of tax benefit relating to the extraordinary loss incurred in connection with the Refinancing. Included in fiscal 1999 results of operations is $468,000 of tax benefit relating to the cumulative effect of change in accounting principle (see Note 2).

      The following table summarizes the differences between the Company’s provision for income taxes and the expected provision, exclusive of extraordinary items ($ in thousands):

	Fiscal Year

	2001	2000	1999

Income before income taxes, extraordinary loss and cumulative effect of change in accounting principle	$(22,941)	$5,193	$45,548
Federal income tax rate	35%	34%	35%

Expected provision (benefit) for income taxes	(8,029)	1,766	15,942
Non-deductible goodwill and other permanent differences	702	406	521
State taxes, net of federal benefit	(734)	243	2,131
Reversal of reserves no longer required	—	(1,222)	—
Tax credits and other	(825)	(1,000)	(1,158)

Actual provision (benefit) for income taxes	$(8,886)	$193	$17,436

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The current and non-current deferred tax assets and liabilities consist of the following ($ in thousands):

	February 3,	February 4,
	2002	2001

Gross deferred tax assets:
Store closing costs	$2,686	$616
Accrued employee benefits	7,028	5,654
Capital lease expenditures	857	389
Reserve for legal settlement	13	3,491
Provision for bad debts	2,606	949
Tax loss carryforwards	24,037	11,239
Other	5,296	5,025

Total gross deferred tax assets	42,523	27,363

Gross deferred tax liabilities:
Inventory	23,929	20,602
Depreciation	9,073	8,663
Provision for site selection costs	5,013	4,443
Other	1,051	1,066

Total gross deferred tax liabilities	39,066	34,774

Net deferred tax asset (liability)	$3,457	$(7,411)

      The net deferred tax assets (liabilities) are reflected in the accompanying balance sheets as follows ($ in thousands):

	February 3,	February 4,
	2002	2001

Current deferred tax assets (liabilities), net	$2,718	$3,133
Non-current deferred tax assets (liabilities)	739	(10,544)

Net deferred tax asset (liability)	$3,457	$(7,411)

      The Company has recorded deferred tax assets of approximately $24.0 million as of February 3, 2002 reflecting the benefit of federal and state tax loss carryforwards approximating $65.2 million and $37.5 million, which begin to expire in 2014 and 2007, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company believes that no valuation allowance is required for deferred tax assets in excess of deferred tax liabilities. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Note 13 — Store Closing, Restructuring and Other Profitability Enhancement Program Charges

      During the second quarter of fiscal 2001, the Company implemented a Profitability Enhancement Program (“PEP”) to reduce costs, improve operating efficiencies and close under-performing stores. As a

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of the PEP, the Company recorded total restructuring and other charges of $44.6 million, which is detailed in the following paragraphs. The table below summarizes the charges relating to the PEP:

Amounts recorded as store closing and restructuring charges:
Reserve for store closing costs	$13,698
Write down for impairment of store site costs and store related property and equipment	6,649
Reserve for workforce reduction	400
Other	729

21,476

Amounts recorded as charges to cost of sales:
Provision for excess inventories	17,292
Actual costs incurred for inventory review and disposal	5,800

23,092

$44,568

Store Closing Costs

      The Company provides an allowance for estimated costs and losses to be incurred in connection with store closures. On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, the Company analyzes sales trends and geographical and competitive factors to determine the viability and future profitability of its store locations. If a store location does not meet the Company’s required projections, it is designated for closure. As a result of its acquisitions over the last several years, the Company has closed numerous locations as a result of store overlap with previously existing store locations.

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. No provision is made for employee termination costs. For stores to be relocated, such costs are recognized when an agreement for the new location has been reached with a landlord and site plans meet preliminary municipal approvals. During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in normal operating expenses.

      As of February 3, 2002, the Company had a total of 245 store locations and service centers included in the allowance for store closing costs. Of this total, 65 locations were vacant, 173 locations were sub-leased and 7 locations were identified for closure but remained open as of year end. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018. During fiscal 2002, we expect cash outflows related to the store locations of approximately $7.0 million for rent on vacant stores, related occupancy expenses, leasing commissions and net shortfalls on cash rents from subleased locations.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity in the provision for store closings and the related store closing costs for the three fiscal years ended February 3, 2002, including the PEP, is as follows ($ in thousands):

	Fiscal Year

	2001	2000	1999

Balance, beginning of year	$1,552	$4,802	$2,670
Store closing costs:
Store closing costs, gross	7,530	6,101	5,252
Adjustments to prior plans	(1,536)	(41)	(387)
Revisions in estimates	8,638	—	35

Store closing costs, net	14,632	6,060	4,900
Purchase accounting adjustments:
Big Wheel/Rossi	—	—	98
Al’s and Grand Auto Supply	—	2,744	4,080

Total purchase accounting adjustments	—	2,744	4,178
Payments:
Rent expense, net of sublease recoveries	(6,051)	(6,570)	(3,518)
Occupancy and other expenses	(2,839)	(4,846)	(3,150)
Sublease commissions and buyouts	(523)	(638)	(278)

Total payments	(9,413)	(12,054)	(6,946)

Balance, end of year	$6,771	$1,552	$4,802

      During fiscal 2001, the Company recorded the following charges: (1) gross store closing costs of $7.5 million ($6.8 million from the PEP) relating to the identification of 46 stores for closure; (2) an adjustment to prior plans of $1.5 million due to two stores previously identified for closure under its PEP that were subsequently removed as they are currently under contract for sale; and (3) revisions in estimates of $8.6 million ($1.3 million for plan year 2000, $0.8 million for plan year 1999 and $6.5 million for plan years prior to 1999) relating to existing closed stores that have had longer than anticipated vacancy periods as a result of the economic slowdown.

      During fiscal 2000, the Company recorded the following significant charges: (1) gross store closing costs of $6.1 million relating to the identification of 24 stores for closure ($3.7 million of which relates to a 1999 closure plan for current stores that overlapped with the acquired AGA stores); and (2) purchase accounting adjustments of $2.7 million relating to a 1999 closure plan of certain acquired AGA stores.

      During fiscal 1999, the Company recorded the following significant charges relating to the identification of 87 stores for closure: (1) gross store closing costs of $5.3 million ($2.5 million of which relates to a 1999 closure plan for its own stores that overlapped with the acquired AGA stores); (2) an adjustment to prior plans of $0.4 million ($0.2 million for plan year 1998 and $0.2 million for plan year 1997) relating to costs for store closures that were accrued in previously established plans but withdrawn from its allowance due to subsequent improvements in the underlying economics of the store’s performance or (in the case of store relocation) because the Company was unable to secure a previously identified site upon acceptable lease terms; and (3) purchase accounting adjustments of $4.2 million relating to a 1999 closure plan of certain acquired AGA and Big Wheel stores.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning		Plan		Balance to
Store Count by Fiscal Year	Balance	Stores Added	Amendments	Stores Closed	be Closed

1999	29	87	(11)	(77)	28
2000	28	24	(1)	(42)	9
2001	9	46	(2)	(46)	7

      At February 3, 2002, there were 7 stores remaining to be closed under the Company’s store closing plans, comprised of the following:

	Stores in	Plan		Balance to
Store Count by Fiscal Year of Accrual	Closing Plan	Amendments	Stores Closed	be Closed

1999	87	(2)	(84)	1
2000	24	—	(24)	0
2001	46	(2)	(38)	6
				7

Workforce Reduction

      As a result of an internal review of general and administrative functions, the Company terminated 36 employees. The terminated employees worked primarily in human resources, information technology and real estate. As a result of these actions, a provision has been made for estimated severance and benefits of approximately $0.4 million, all of which was paid prior to February 3, 2002.

Other Restructuring Charges

      Other restructuring costs include estimates for early terminations of equipment operating leases ($0.5 million) and other costs. All such costs were paid prior to February 3, 2002.

Provision for Excess Inventory and Related Charges

      In conjunction with the PEP, the Company completed an inventory review to: (1) increase inventory turnover; (2) provide an optimal inventory level at each store and depot location; (3) write down the inventory of the 36 stores planned for closure; and (4) liquidate inventory not meeting the Company’s new asset return levels. As a result of the analysis, the Company has established a reserve for excess inventories resulting from the decision to eliminate certain products and to liquidate inventory from closed stores. In conjunction with this decision, a provision of $17.3 million was recorded to reduce inventory values. In addition, the Company incurred actual costs of approximately $5.8 million related to labor, warehouse and distribution, freight and other operating costs associated with the inventory review and disposal. These costs are reflected as cost of sales in the accompanying statement of operations for the fiscal year ended February 3, 2002. All costs incurred for inventory review and disposal were paid prior to February 3, 2002. The balance in the inventory reserve as of February 3, 2002 was $0.9 million.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current employees. The Company has finalized a settlement of all of these lawsuits. The final amount of the settlement was approximately $8.8 million (which includes plaintiff’s attorneys’ fees and costs and other miscellaneous expenses).

      The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, L.L.C. and 250 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 14 of the individual plaintiffs asserted claims against the Company. The complaint alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. The complaint seeks injunctive relief against all defendants and seeks treble damages on behalf of the individual auto parts dealers who are plaintiffs, plus attorneys’ fees. The complaint alleges that the estimated average damage amount per plaintiff is $1,000,000 (and more for those plaintiffs that are wholesale distributors and not simply jobbers) before trebling. The Company believes the suit is without merit and plans to vigorously defend it. The Company, with other defendants, has filed a motion to dismiss and certain other procedural motions. In October 2001, the court granted the motions in part and denied them in part. In March 2002, the court entered an order separating discovery with respect to liability and damages and setting various discovery deadlines. The Company does not currently believe that this complaint will result in liabilities material to its consolidated financial position, results of operations or cash flows.

      During fiscal 2001, the Company recorded a $2.0 million charge for the settlement of certain legal claims.

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

      The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows ($ in thousands):

	February 3, 2002		February 4, 2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Receivables	84,793	84,793	69,726	69,726
Amounts due under senior credit facility	227,000	227,000	526,480	526,480
Obligations under 12% Senior Notes(1)	275,416	275,416	—	—
Obligations under 11% Senior Subordinated Notes	81,250	76,680	81,250	55,656
Obligations under 7% convertible subordinated notes(1)	49,100	49,100	—	—

(1)	Given the proximity of the issuance date of these instruments to the Company’s fiscal year-end, no variation in the carrying value versus the fair value existed.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Subsequent Events

      During February 2002, the Company entered into an interest rate swap contract to convert $100.0 million of its 12% Senior Notes to a floating rate, set quarterly, equal to the 3 month LIBOR + 760 basis points. Based on debt balances at February 3, 2002 this will result in 49% of the Company’s debt at variable interest rates and 51% at fixed interest rates. The hedge is considered to qualify as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on the balance sheet. Based upon the Company’s assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt are not expected to result in a material impact on net income.

      During the first quarter of fiscal 2002, the Company entered into an agreement to sell 13 stores in Texas. The stores are being sold as they are in relatively remote locations that do not allow warehousing and distribution efficiencies. This sale is expected to close in the second quarter of fiscal 2002 and is estimated to result in net proceeds of approximately $4.0 million. This sale is not expected to have a material effect on results of operations in fiscal 2002.

Note 17 —	Quarterly Results (unaudited)

      The Company’s business is somewhat seasonal in nature, with the highest sales occurring in the summer months of June through August (overlapping its second and third fiscal quarters). In addition, its business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales as customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase.

      The following table sets forth certain quarterly unaudited operating data for fiscal 2001 and 2000. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

	Fiscal 2001

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter

	($ in thousands, except per share amounts)
Net sales	$356,121	$381,722	$366,741	$334,001
Gross profit	168,586	147,074	171,113	161,227
Store closing and restructuring costs	2,295	21,476	11	(1,390)
Legal settlement	—	2,000	—	—
Operating profit (loss)	20,187	(23,959)	23,663	18,776
Income (loss) before extraordinary loss	2,253	(23,837)	5,934	1,595
Extraordinary loss net of $1,964 of income taxes	—	—	—	(3,137)
Net income (loss)	$2,253	$(23,837)	$5,934	$(1,542)
Basic earnings (loss) per share before extraordinary loss(3)	$0.08	$(0.86)	$0.21	$0.05
Diluted earnings (loss) per share before extraordinary loss(3)	$0.08	$(0.86)	$0.19	$0.05
Basic earnings (loss) per share(3)	$0.08	$(0.86)	$0.21	$(0.05)
Diluted earnings (loss) per share(3)	$0.08	$(0.86)	$0.19	$(0.05)

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)
Net sales	$356,354	$374,802	$368,898	$352,055
Gross profit	173,543	173,454	172,698	163,371
Store closing and restructuring costs	1,845	4,018	149	48
Legal settlement(2)	—	—	—	8,800
Operating profit	23,785	13,558	25,709	7,664
Equity in loss of joint venture	—	716	1,188	1,264
Net income (loss)	5,675	(1,495)	5,892	(5,072)
Basic earnings (loss) per share(3)	$0.20	$(0.05)	$0.21	$(0.18)
Diluted earnings (loss) per share(3)	$0.20	$(0.05)	$0.21	$(0.18)

(1)	During the second quarter of fiscal 2001 the Company recorded a charge of $23.1 million to cost of sales, reducing gross profit and a charge of $21.5 million for store closing and restructuring costs as part of the Profitability Enhancement Program. See the Profitability Enhancement Program discussion in Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations.

(2)	During the fourth quarter of 2000, the Company settled a lawsuit. The estimated amount of the settlement was recorded during the quarter. See Note 14.

(3)	The sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to Directors is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for its 2002 Annual Meeting of Stockholders to be held on June 12, 2002 (the “Proxy Statement”).

      The required information concerning the Company’s Executive Officers is also contained in the Proxy Statement.

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

Report of Independent Accountants

Consolidated Statements of Operations — Fiscal Years Ended February 3, 2002, February 4, 2001, and January 30, 2000

Consolidated Balance Sheets — February 3, 2002 and February 4, 2001

Consolidated Statements of Stockholders’ Equity — Fiscal Years Ended February 3, 2002, February 4, 2001, and January 30, 2000

Consolidated Statements of Cash Flows — Fiscal Years Ended February 3, 2002, February 4, 2001, and January 30, 2000

      Notes to Consolidated Financial Statements

      (a)(2) The following financial statement schedules of CSK Auto Corporation for the three years ended February 3, 2002 are included in this Report on Form 10-K, as required by Item 14(d): Schedule I — Financial Information of the Registrant; Schedule II — Valuation and Qualifying Accounts and Report of Independent Accountants thereon. Other schedules have been omitted because information is not required or otherwise is included in the Notes to Consolidated Financial Statements.

      (a)(3) Exhibits:

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927) 4.01 Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among Auto, The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., and the Lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.01.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to Exhibit 4.01.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to Exhibit 4.01.2 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.02	Indenture, dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schuck’s Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.04	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
4.04.1	Registration Rights Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed December 11, 2001.
4.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.

Exhibit
Number	Description of Exhibits

4.05.2	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
4.06	ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc.
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.01.2	Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.02	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.04	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.06	Supplemental Executive Retirement Plan Agreement, dated August 28, 2000 between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 13, 2000 (File No. 001-13927).
10.07	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.08	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.09	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.10	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.11	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.12	Amended and Restated Lease, dated October 23, 1989 (the “Missouri Falls Lease”), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.13	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.14	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).

Exhibit
Number	Description of Exhibits

10.15	Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.16	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.17	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.18.1	Stockholders’ Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.18.2	Form of Supplemental Stockholders’ Agreement Signature Page, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.18.3	Amendment to the Stockholders’ Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.18.4	Letter Agreement re: Stockholders’ Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.18.5	Second Amendment to Stockholders Agreement dated December 7, 2001, incorporated herein by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.19	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.20	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.22	Employment Agreement between CSK Auto, Inc. and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.23	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.24	Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.03 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.25	Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.26	Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, incorporated herein by reference to Exhibit 10.04 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.27	Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).

Exhibit
Number	Description of Exhibits

10.28	Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, incorporated herein by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.29	Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, incorporated herein by reference to Exhibit 10.06 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.30	Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, incorporated herein by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.31	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002.
10.32	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, dated February 14, 2002.
10.33	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, dated February 14, 2002.
10.34	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002.
10.35	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002.
10.36	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002.
10.37	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, dated February 14, 2002.
10.38	Severance and Retention Agreement between CSK Auto, Inc. and Hal Smith, dated February 14, 2002.
10.39	Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, by and between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.40	Voting Agreement dated December 7, 2001, incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.41	Form of CSK Auto Corporation Option Exchange Agreement.
21.01	Subsidiaries of the Company.
23.01	Consent of Independent Accountants.

(b)	Reports on Form 8-K:

On December 11, 2001, the Company filed a current report on Form 8-K to report, under Item 5 thereof, the Company’s entry into an agreement concerning the private placement of convertible subordinated debentures.

On January 17, 2002, the Company filed a current report on Form 8-K to report, under Item 5 thereof, the Company’s refinancing of its capital structure.

Report of Independent Accountants on

Financial Statement Schedules
To the Board of Directors
     of CSK Auto Corporation:

      Our audits of the consolidated financial statements referred to in our report dated April 16, 2002 appearing in this Annual Report on Form 10-K of CSK Auto Corporation and its subsidiaries also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

April 16, 2002

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

BALANCE SHEETS

	February 3,	February 4,
	2002	2001

	(in thousands,
	except share data)
ASSETS
Investment in subsidiaries	$154,286	$139,613

Total assets	$154,286	$139,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,370,746 and 27,841,178 shares issued and outstanding at February 3, 2002 and February 4, 2001, respectively	324	278
Additional paid-in capital	322,667	291,063
Stockholder receivable	(686)	(745)
Deferred compensation	—	(156)
Accumulated deficit	(168,019)	(150,827)

Total stockholders’ equity	154,286	139,613

Total liabilities and stockholders’ equity	$154,286	$139,613

The accompanying notes are an integral part of these consolidated financial statements.

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 3,	February 4,	January 30,
	2002	2001	2000

	($ in thousands, except share and per share data)
Equity interest in income (loss) from subsidiaries	(22,941)	5,193	45,548

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	(22,941)	5,193	45,548
Income tax expense (benefit)	(8,886)	193	17,436

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(14,055)	5,000	28,112
Extraordinary loss, net of $1,964 of income taxes	(3,137)	—	—

Income (loss) before cumulative effect of change in accounting principle	(17,192)	5,000	28,112
Cumulative effect of change in accounting principle, net of $468 of income taxes	—	—	(741)

Net income (loss)	$(17,192)	$5,000	$27,371

Basic earnings (loss) per share:
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(0.50)	$0.18	$1.01
Extraordinary loss, net of income taxes	(0.11)	—	—

Income (loss) before cumulative effect of change in accounting principle	(0.61)	0.18	1.01
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.03)

Net income (loss)	$(0.61)	$0.18	$0.98

Shares used in computing per share amounts	28,390,582	27,839,348	27,815,160

Diluted earnings (loss) per share:
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$(0.50)	$0.18	$0.98
Extraordinary loss, net of income taxes	(0.11)	—	—

Income (loss) before cumulative effect of change in accounting principle	(0.61)	0.18	0.98
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.02)

Net income (loss)	$(0.61)	$0.18	$0.96

Shares used in computing per share amounts	28,390,582	27,839,348	28,626,776

The accompanying notes are an integral part of these consolidated financial statements.

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

	($ in thousands, except share data)
Balances at January 31, 1999	27,768,832	$278	$289,820	$(1,018)	$(493)	$(183,198)	$105,389
Amortization of deferred compensation	—	—	—	—	169	—	169
Recovery of stockholder receivable	—	—	—	434	—	—	434
Exercise of options	65,742	—	791	—	—	—	791
Tax benefit relating to stock option exercises	—	—	393	—	—	—	393
Net income	—	—	—	—	—	27,371	27,371

Balances at January 30, 2000	27,834,574	$278	$291,004	$(584)	$(324)	$(155,827)	$134,547
Amortization of deferred compensation	—	—	—	—	168	—	168
Recovery of stockholder receivable	—	—	—	28	—	—	28
Advances to stockholders	—	—	—	(189)	—	—	(189)
Exercise of options	6,604	—	59	—	—	—	59
Net income	—	—	—	—	—	5,000	5,000

Balances at February 4, 2001	27,841,178	$278	$291,063	$(745)	$(156)	$(150,827)	$139,613
Amortization of deferred compensation	—	—	—	—	156	—	156
Conversion of notes	4,524,886	45	30,701	—	—	—	30,746
Issuances of restricted stock	927	—	—	—	—	—	—
Beneficial conversion feature of note	—	—	900	—	—	—	900
Recovery of stockholder receivable	—	—	—	59	—	—	59
Exercise of options	3,755	1	3	—	—	—	4
Net loss	—	—	—	—	—	(17,192)	(17,192)

Balances at February 3, 2002	32,370,746	$324	$322,667	$(686)	$	$(168,019)	$154,286

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

Fiscal Year Ended

	February 3,	February 4,	January 30,
	2002	2001	2000

($ in thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(17,192)	$5,000	$27,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in net income from subsidiaries	17,192	(5,000)	(27,371)

Net cash provided by (used in) operating activities	—	—	—

Cash flows provided by (used in) investing activities:
Net cash provided by (used) in investing activities	—	—	—

Cash flows provided by (used in) financing activities:
Net cash provided by financing activities	—	—	—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

NOTE TO FINANCIAL STATEMENT SCHEDULE

      The accompanying financial statement schedule presents the financial position, results of operations and cash flows of CSK Auto Corporation (“Corporate”) as a parent company only, and thus includes Corporate’s investment in CSK Auto, Inc. (“Auto”) as well as Corporate’s interest in the results of Auto’s operations, accounted for under the equity method of accounting. Corporate has not received any dividends from Auto during the periods presented.

      This financial statement schedule should be read in conjunction with the consolidated financial statements of CSK Auto Corporation and Subsidiaries for descriptions of significant accounting policies and other matters, including guarantees by Corporate.

CSK AUTO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years 2001, 2000, and 1999

	Balance at	Charged to	Purchase		Balance at
	Beginning of	Costs and	Accounting		End of
Description	Period	Expenses	Adjustments	Deductions	Period

	(in thousands)
Allowance for Bad Debts:
Year Ended January 30, 2000	$1,703	3,910	1,178	(3,497)	$3,294
Year Ended February 4, 2001	$3,294	6,119	1,289	(6,466)	$4,236
Year Ended February 3, 2002	$4,236	5,353	—	(4,359)	$5,230

Allowance for Closed Stores:
Year Ended January 30, 2000	$2,670	4,900	4,178	(6,946)	$4,802
Year Ended February 4, 2001	$4,802	6,060	2,744	(12,054)	$1,552
Year Ended February 3, 2002	$1,552	14,632	—	(9,413)	$6,771

Allowance for Inventory Shrink:
Year Ended January 30, 2000	$5,520	22,270	—	(19,052)	$8,738
Year Ended February 4, 2001	$8,738	20,769	—	(17,683)	$11,824
Year Ended February 3, 2002	$11,824	25,878	—	(17,052)	$20,650

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of April 2002.

CSK AUTO CORPORATION

By:	/s/ MAYNARD JENKINS

Maynard Jenkins
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 1st day of May 2001.

/s/ MAYNARD JENKINS Maynard Jenkins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES G. BAZLEN James Bazlen	Director

/s/ JAMES O. EGAN James O. Egan	Director

/s/ MORTON GODLAS Morton Godlas	Director

/s/ CHARLES K. MARQUIS Charles K. Marquis	Director

/s/ SIMON MOORE Simon Moore	Director

Frederick Johnson Rowan II	Director

/s/ ROBERT SMITH Robert Smith	Director

/s/ CHRISTOPHER J. STADLER Christopher J. Stadler	Director

/s/ JULES TRUMP Jules Trump	Director

/s/ EDDIE TRUMP Eddie Trump	Director

/s/ SAVIO W. TUNG Savio W. Tung	Director

/s/ DON W. WATSON Don W. Watson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927)
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among Auto, The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., and the Lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.01.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to Exhibit 4.01.1 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
4.01.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to Exhibit 4.01.2 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
4.02	Indenture, dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schuck’s Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.04	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
4.04.1	Registration Rights Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed December 11, 2001.
4.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.

Exhibit
Number	Description of Exhibits

4.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.05.2	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
4.06	ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc.
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.01.2	Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.02	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.04	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.06	Supplemental Executive Retirement Plan Agreement, dated August 28, 2000 between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 13, 2000 (File No. 001-13927).
10.07	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.08	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.09	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.10	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.11	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.12	Amended and Restated Lease, dated October 23, 1989 (the “Missouri Falls Lease”), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.13	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).

Exhibit
Number	Description of Exhibits

10.14	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.15	Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.16	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.17	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.18.1	Stockholders’ Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.18.2	Form of Supplemental Stockholders’ Agreement Signature Page, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.18.3	Amendment to the Stockholders’ Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.18.4	Letter Agreement re: Stockholders’ Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.18.5	Second Amendment to Stockholders Agreement dated December 7, 2001, incorporated herein by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.19	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.20	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.22	Employment Agreement between CSK Auto, Inc. and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.23	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.24	Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.03 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.25	Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.26	Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, incorporated herein by reference to Exhibit 10.04 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).

Exhibit
Number	Description of Exhibits

10.27	Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.28	Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, incorporated herein by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.29	Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, incorporated herein by reference to Exhibit 10.06 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.30	Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, incorporated herein by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.31	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002.
10.32	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, dated February 14, 2002.
10.33	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, dated February 14, 2002.
10.34	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002.
10.35	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002.
10.36	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002.
10.37	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, dated February 14, 2002.
10.38	Severance and Retention Agreement between CSK Auto, Inc. and Hal Smith, dated February 14, 2002.
10.39	Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, by and between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.40	Voting Agreement dated December 7, 2001, incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.41	Form of CSK Auto Corporation Option Exchange Agreement.
21.01	Subsidiaries of the Company.
23.01	Consent of Independent Accountants