Form 10-K/A
period 2002-02-03
CSK AUTO CORP
filed 2002-05-10
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Fiscal Year(1)

2001(2)	2000(3)	1999(4)	1998(5)	1997(6)

(In thousands, except per share amounts and selected store data)
Statement of Operations Data
Net sales	$1,438,585	$1,452,109	$1,231,455	$1,004,385	$845,815
Cost of sales	790,585	769,043	636,239	531,073	468,171

Gross profit	648,000	683,066	595,216	473,312	377,644
Other costs and expenses:
Operating and administrative	580,134	592,691	501,527	399,016	330,514
Store closing and other restructuring costs	22,392	6,060	4,900	335	1,640
Legal settlement	2,000	8,800	—	—	—
Goodwill amortization	4,807	4,799	1,941	—	—

Operating profit	38,667	70,716	86,848	73,961	45,490
Certain 1996 Recapitalization charges	—	—	—	—	1,009
Interest expense	61,608	62,355	41,300	30,730	40,680
Equity in loss on joint venture	—	3,168	—	—	—

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	(22,941)	5,193	45,548	43,231	3,801
Income tax expense (benefit)	(8,886)	193	17,436	15,746	1,557

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(14,055)	5,000	28,112	27,485	2,244
Extraordinary loss, net of income taxes	(3,137)	—	—	(6,767)	(3,015)

Income (loss) before cumulative effect of change in accounting principle	(17,192)	5,000	28,112	20,718	(771)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(741)	—	—

Net income (loss)	$(17,192)	$5,000	$27,371	$20,718	$(771)

Diluted earnings (loss) per share	$(0.61)	$0.18	$0.96	$0.75	$(0.04)

Shares used for computation	28,391	27,839	28,627	27,640	18,012

Other Data
Adjusted EBITDA(7)	$131,041	$156,902	$148,966	$103,861	$70,173
Adjusted EBITDAR(8)	247,994	274,175	242,295	175,549	124,695
Net cash provided by (used in) operating activities	(7,914)	32,469	(4,031)	3,403	(62,703)
Net cash used in investing activities	(10,143)	(34,542)	(260,221)	(37,524)	(56,727)
Net cash provided by financing activities	23,010	1,442	268,524	36,759	119,059
Capital expenditures	12,200	32,080	41,358	37,846	20,132
Depreciation and amortization	41,146	40,827	29,375	22,412	20,367
Commercial sales(9)	259,096	249,314	217,696	155,845	115,378
Ratio of earnings to fixed charges(10)	—	1.05	x	1.63	x	1.79	x	1.06	x
Selected Store Data
Number of stores (end of period)	1,130	1,152	1,120	807	718
Stores with commercial sales centers	545	548	554	509	360
Percentage increase in comparable store net sales(11)	1%	2%	4%	2%	4%
Balance Sheet Data (end of period)
Cash and cash equivalents	$16,084	$11,131	$11,762	$7,490	$4,852
Net working capital	498,914	401,523	456,594	306,879	235,651
Total assets	1,068,577	1,066,806	1,035,652	634,022	563,251
Total debt (including current maturities)	670,843	647,881	627,133	333,293	439,962
Stockholders’ equity (deficit)	154,286	139,613	134,547	105,389	(75,055)

See accompanying notes on pages 16 and 17.

Notes to Selected Consolidated Financial Data

      (1) Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except for fiscal 2000, which had 53 weeks.

      (2) The results of operations in fiscal 2001 shown are calculated in accordance with GAAP and include $51.2 million of items that we believe will not occur on a regular basis and which we are allowed to exclude when we calculate our operating results for purposes of measuring compliance under our debt covenants. They consist of:

•	$46.3 million of charges incurred in connection with our Profitability Enhancement Program;

•	$2.0 million of charges associated with certain legal settlements;

•	$0.2 million of transition and integration costs incurred with respect to acquired stores;

•	$1.2 million loss on the disposition of certain fixed assets; and

•	$1.5 million discrete provision for bad debt in connection with the bankruptcy of a large commercial customer.

      (3) The results of operations in fiscal 2000 shown are calculated in accordance with GAAP and include $48.5 million of items that we believe will not occur on a regular basis and which we are allowed to exclude when we calculate our operating results for purposes of measuring compliance under our debt covenants. They consist of:

•	$3.2 million write-off of our investment in PartsAmerica.com;

•	$8.8 million of charges associated with certain legal settlements;

•	$23.8 million of transition and integration costs incurred with respect to acquired stores;

•	$0.4 million discrete provision for bad debt in connection with the bankruptcy of a large commercial customer;

•	$3.7 million of store closing costs incurred in connection with the closure of existing stores that overlapped with better-situated acquired stores;

•	$5.7 million of non-cash charges associated with the liquidation of certain acquired inventories; and

•	$2.9 million of operating losses incurred by acquired automotive service centers prior to our exit from that business.

      (4) The results of operations in fiscal 1999 shown are calculated in accordance with GAAP and include $32.7 million of items that we believe will not occur on a regular basis and which we are allowed to exclude when we calculate our operating results for purposes of measuring compliance under our debt covenants. They consist of:

•	$30.2 million of transition and integration costs incurred with respect to acquired stores; and

•	$2.5 million of store closing costs incurred in connection with the closure of existing stores that overlapped with better-situated acquired stores.

      (5) The results of operations in fiscal 1998 shown are calculated in accordance with GAAP and include $7.5 million of items that we believe will not occur on a regular basis and which we are allowed to exclude when we calculate our operating results for purposes of measuring compliance under our debt covenants. They consist of:

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

      (6) In December 1997, we acquired 82 stores from Trak Auto Corporation, which have been included in results of operations from the date of acquisition. The results of operations in fiscal 1997 shown are calculated in accordance with GAAP and include $5.3 million of items that we believe will not occur on a regular basis and which we are allowed to exclude when we calculate our operating results for purposes of measuring compliance under our debt covenants. They consist of:

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

      (7) EBITDA represents net income (loss) before interest expense, income tax expense (benefit), and depreciation and amortization expense. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements.

      Adjusted EBITDA reflects the impact of certain items that we believe are important in evaluating our results. Such items are included in the calculation of EBITDA as it is defined in our senior credit facility, for purposes of measuring our compliance with debt covenants.

      Both EBITDA and adjusted EBITDA may differ in method of calculation from similarly titled measures used by other companies. The computation for each of the respective periods shown is as follows:

		Fiscal Year

		2001	2000	1999	1998	1997

		(in thousands)

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle		$(22,941)	$5,193	$45,548	$43,231	$3,801
Add back:
Interest expense		61,608	62,355	41,300	30,730	40,680
Depreciation and amortization expense		41,146	40,827	29,375	22,412	20,367

EBITDA		79,813	108,375	116,223	96,373	64,848
Equity in loss of joint venture(a)		—	3,168	—	—	—
Other adjustments(b):
Profitability enhancement program (PEP) charges		46,318	—	—	—	—
Lawsuit settlements charges		2,000	8,800	—	—	—
Acquisition transition and integration costs		250	23,818	30,187	—	—
Loss on fixed assets		1,160	—	—	—	—
Bankruptcy of commercial customers charges		1,500	400	—	—	—
Store closings costs due to acquisitions		—	3,727	2,556	—	—
Inventory liquidations charges		—	5,686	—	—	—
Auto service centers losses		—	2,928	—	—	—
—	1997 and 1998 items	—	—	—	7,488	5,325

Total		51,228	48,527	32,743	7,488	5,325

Adjusted EBITDA		$131,041	$156,902	$148,966	$103,861	$70,173

Operating lease rent expense		116,953	117,273	93,329	71,688	54,522

Adjusted EBITDAR		$247,994	$274,175	$242,295	$175,549	$124,695

(a)	In March 2000, we participated in the formation of a new joint venture, PartsAmerica.com (“PA”), with Advance Stores Company Incorporated (“Advance”) and Sequoia Capital. PA engaged in the sale of automotive parts and accessories via e-commerce. Results of operations for fiscal 2000 reflect the write off our investment in PA (a total of $3.2 million) due to extremely poor operating results. During the second quarter of fiscal 2001, PA ceased operations.

(b)	See notes 2 through 6 above for a discussion of these items.

      (8) Adjusted EBITDAR represents adjusted EBITDA plus operating lease rental expense. Because the proportion of stores leased versus owned varies among industry competitors, we believe that adjusted EBITDAR permits a meaningful comparison of operating performance among industry competitors. We lease substantially all of our stores.

      (9) Represents sales to commercial accounts, including sales from stores without commercial sales centers.

      (10) For purposes of the ratio, earnings means the sum of:

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

      (11) Comparable store net sales data is calculated based on the change in net sales commencing after the time a new store has been open twelve months. Therefore, sales for the first twelve months a new store is open are not included in the comparable store calculation. Relocations are included in comparable store net sales from the date of opening.

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

      The discussion which follows includes several references to charges and effects relating to the following significant transactions which occurred during the period covered:

•	In August 2001, we initiated a Refinancing of our capital structure. We refer to this as our “Refinancing.”

•	In July 2001, we implemented a Profitability Enhancement Program to reduce costs, improve operating efficiencies and close under-performing stores. We refer to this as our “PEP.”

•	In April 2000, we acquired 22 AllCar stores (the “AllCar stores”) located in Wisconsin and Michigan from All-Car Distributors, Inc. We refer to this transaction as the “AllCar Acquisition.”

•	In March 2000, we participated in the formation of a new joint venture, PartsAmerica.com (“PA”), with Advance Stores Company, Inc. (“Advance”) and Sequoia Capital. PA engages in the sale of automotive parts and accessories via e-commerce.

•	In October 1999, we acquired 194 Al’s and Grand Auto Supply stores (the “AGA stores”) located in California and the Pacific Northwest from PACCAR Inc. We refer to this transaction as the “AGA Acquisition.”

•	In September 1999, we acquired Automotive Information Systems, Inc. (“AIS”), a leading provider of diagnostic vehicle repair information. We refer to this transaction as the “AIS Acquisition.”

•	In June 1999, we acquired 86 Big Wheel/Rossi stores (the “Big Wheel stores”) located in the Northern Plains states from APSCO Products Company. We refer to this transaction as the “Big Wheel Acquisition.”

Results of Operations

      The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Year

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	55.0	53.0	51.7

Gross profit	45.0	47.0	48.3
Operating and administrative expenses	40.3	40.9	40.7
Store closing costs and other restructuring costs	1.6	0.4	0.4
Legal settlement	0.1	0.6	—
Goodwill amortization	0.3	0.3	0.1

Operating profit	2.7	4.8	7.1
Interest expense	4.3	4.3	3.4
Equity in loss of joint venture	—	0.2	—

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	(1.6)	0.3	3.7
Income tax expense (benefit)	(0.6)	—	1.4

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(1.0)	0.3	2.3
Extraordinary loss, net of income taxes	(0.2)	—	—

Income (loss) before cumulative effect of change in accounting principle	(1.2)	0.3	2.3
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.1)

Net income (loss)	(1.2)%	0.3%	2.2%

     Net Sales

      Net sales for fiscal 2001 were $1.44 billion as compared to $1.45 billion for fiscal 2000 and $1.23 billion for fiscal 1999. Fiscal 2001 and fiscal 1999 consisted of 52 weeks whereas fiscal 2000 consisted of 53 weeks. To evaluate sales levels, we have not included the 53rd week in 2000 for comparison purposes so as to evaluate consistent 52-week fiscal periods across all years. After such adjustment, net sales in 2000 were $1.43 billion. On this basis, net sales increased approximately $12.5 million (0.9%) in 2001 over 2000, and chain-wide sales increased $194.6 million (15.8%) in 2000 over 1999. Much of the increase in 2000 over 1999 was due to the result of acquisitions, as explained below.

      Net sales include the results of all stores from the date opened or acquired. We also evaluate results for comparable (or “same-store”) sales. Comparable store net sales data is calculated based on the change in net sales commencing after the time a new or acquired store has been open for twelve months. Therefore, sales for the first twelve months a new or acquired store is open are not included in the comparable store calculation. Stores that have been relocated are included in comparable store sales. After adjusting for the 53rd week in 2000, comparable store sales increased in 2001 over 2000 by 1% and increased in 2000 over 1999 by 2%.

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

      The most significant impact on comparability of our sales over the period is the impact of the net stores obtained through the Acquisitions. The following is a summary of the impact of the Acquisitions on our sales growth over the past three years:

	Net Sales

	2001	2000	1999

Big Wheel (86 stores acquired June 1999), net of closings	$68,675	$67,782	$40,659
AGA (194 stores acquired October 1999), net of closings	184,619	183,176	60,603
Allcar (22 stores acquired April 2000), net of closings	14,382	13,888	—
Pre-existing stores, net of store openings, closings, relocations and other	1,170,909	1,161,248	1,130,193
Impact of 53rd week in 2000.	—	26,015	—

Net sales	$1,438,585	$1,452,109	$1,231,455

      The increase in net sales from 2000 to 2001 of acquired stores (excluding Allcar) and pre-existing stores reflects the comparable store sales increase of approximately 1%. The increases in 2001 from 2000 as to sales at the Allcar stores and in 2000 from 1999 as to sales at the Big Wheel and AGA stores also reflect a full year of sales at these stores in the later years as opposed to a partial year of sales in the earlier years, which were the years in which the acquisitions occurred. These increases were offset by the closure of acquired service centers during fiscal 2000.

     Gross Profit

      Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs, and vendor programs.

      Gross profit for fiscal 2001 was $648.0 million, or 45.0% of net sales, compared to $683.1 million, or 47.0% of net sales for fiscal 2000, and $595.2 million, or 48.3% of net sales, for fiscal 1999. Gross profit margin decreased in fiscal 2001 primarily as a result of our PEP, in which $23.1 million of charges were incurred relating to reduction in inventory values and costs associated with inventory review and disposal. Furthermore, although we had anticipated that we would achieve at least 1999 gross profit margin levels for 2001, we did not achieve this result because of lower than expected vendor volume purchase allowances and cash discounts during the year, due principally to lower than typical in-stock inventory levels in the 2001 period. We have historically utilized prompt payment and other cash discount programs offered by vendors. Because of the need to pay for the class action lawsuit settlement (see Note 14 to the Consolidated Financial Statements) and the term loan amortization payments, we took efforts to retain cash during most of fiscal 2001 and did not take full advantage of the contractual vendor allowances. In addition, our change of advertising strategy to emphasize promotional discounts through newspaper advertising to increase retail customer count had the effect of holding down the realized gross profit margin during the period.

      Gross profit margin for fiscal 2000 declined as compared to 1999 in large part due to the sell-through of product obtained in connection with the Acquisitions that was acquired without the benefit of our normal vendor allowances.

     Operating Expenses

      Operating expenses consist of operating and administrative expenses and also include the costs of store closing and restructuring costs (including the PEP), acquisition-related transition and integration expenses, legal settlements, and goodwill amortization. Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.

      Operating expenses decreased by approximately $3.1 million to $609.3 million, or 42.4% of net sales, for fiscal 2001 from $612.4 million, or 42.2% of net sales, for fiscal 2000. Operating expenses increased by $104.0 million to $612.4 million, or 42.2% of net sales, for fiscal 2000 from $508.4 million, or 41.3% of net sales, for fiscal 1999. The following items impacted operating expenses for the fiscal years indicated:

•	During fiscal 2001, we implemented our PEP to reduce costs, improve operating efficiencies and close under-performing stores. We recorded approximately $21.5 million of store closing and restructuring charges. We also recorded $1.7 million of other adjustments to prior estimates affecting the closed store reserve that were unrelated to the PEP.

•	In fiscal 2001 and 2000 we settled two separate but similar lawsuits. The lawsuits sought overtime pay for personnel that we had believed were exempt from overtime because they were part of our store management. Our operating results reflect the costs of settlement of $2.0 million (2001) and $8.8 million (2000). We have changed the manner in which we compensate certain members of our store management to avoid similar litigation in future periods.

•	In the fourth quarter of 2001, we reached an agreement to sell certain of our stores that we had planned to close as part of the PEP. We had expected to leave the stores vacant and incur rents through the expiration of the contracted leases, or to incur rental costs while negotiating with potential sub-tenants. These costs are no longer expected and, accordingly, we reversed the store closing allowance for these sites. Results of operations in fiscal 2001 reflect a reduction in expenses of $1.5 million resulting from this agreement.

•	Over the past several years, we have completed a series of acquisitions. Upon completion of each acquisition, we incurred direct and incremental expenses for the transition of acquired stores to our operating format. These expenses included the cost of re-merchandising acquired inventories, training employees, grand opening advertising (to generate name brand awareness in new markets) and other expenses. These expenses were typically incurred for a period of approximately six months following the acquisition, and totaled $0.2 million (2001), $23.8 million (2000), and $30.2 million (1999).

•	In fiscal 2001, we incurred charges of $1.2 million relating to a loss on disposition of certain fixed assets.

•	Two of our commercial customers declared bankruptcy, requiring us to provide discrete provisions for bad debts of $1.5 million in 2001 and $0.4 million in 2000.

•	In connection with the Acquisitions, we identified certain stores in our existing chain for closure because they overlapped with better-situated acquired stores. We incurred related charges of $3.7 million (2000) and $2.5 million (1999). We also incurred other store closing costs of $2.3 million for fiscal 2000 and 1999, but have not identified these costs as special items because they were incurred in the normal course of updating and relocating stores to improve our business.

      In addition to the items discussed above, operating expenses were affected by generally higher payroll related costs and increased store rent expense in each period due to increases in the number of stores operated, offset in fiscal 2001 by the impact of the PEP.

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

     $50.0 million 7% Convertible Subordinated Debentures Due December 1, 2006

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

      The Company issued the convertible subordinated debentures with certain registration rights. Consequently, the Company filed a resale shelf registration statement with the SEC on January 18, 2002 relating to approximately 12.7 million shares of Conversion Stock and 4.5 million shares that were issued upon conversion of the $30 million 7% convertible note. The Company is required to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable, on or before May 19, 2002.

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

      (a)(3) Exhibits:

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927) 4.01 Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among Auto, The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., and the Lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.01.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to Exhibit 4.01.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to Exhibit 4.01.2 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.02	Indenture, dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schuck’s Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.04	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
4.04.1	Registration Rights Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed December 11, 2001.
4.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.

Exhibit
Number	Description of Exhibits

4.05.2	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
4.06	ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.01.2	Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.02	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.04	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.06	Supplemental Executive Retirement Plan Agreement, dated August 28, 2000 between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 13, 2000 (File No. 001-13927).
10.07	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.08	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.09	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.10	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.11	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.12	Amended and Restated Lease, dated October 23, 1989 (the “Missouri Falls Lease”), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.13	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.14	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).

Exhibit
Number	Description of Exhibits

10.15	Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.16	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.17	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.18.1	Stockholders’ Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.18.2	Form of Supplemental Stockholders’ Agreement Signature Page, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.18.3	Amendment to the Stockholders’ Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.18.4	Letter Agreement re: Stockholders’ Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.18.5	Second Amendment to Stockholders Agreement dated December 7, 2001, incorporated herein by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.19	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.20	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.22	Employment Agreement between CSK Auto, Inc. and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.23	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.24	Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.03 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.25	Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.26	Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, incorporated herein by reference to Exhibit 10.04 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.27	Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).

Exhibit
Number	Description of Exhibits

10.28	Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, incorporated herein by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.29	Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, incorporated herein by reference to Exhibit 10.06 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.30	Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, incorporated herein by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.31	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.32	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, dated February 14, 2002
10.33	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.34	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.35	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.36	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.37	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.38	Severance and Retention Agreement between CSK Auto, Inc. and Hal Smith, dated February 14, 2002.
10.39	Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, by and between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.40	Voting Agreement dated December 7, 2001, incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.41	Form of CSK Auto Corporation Option Exchange Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
21.01	Subsidiaries of the Company, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
23.01	Consent of Independent Accountants.

(b)	Reports on Form 8-K:

On December 11, 2001, the Company filed a current report on Form 8-K to report, under Item 5 thereof, the Company’s entry into an agreement concerning the private placement of convertible subordinated debentures.

On January 17, 2002, the Company filed a current report on Form 8-K to report, under Item 5 thereof, the Company’s refinancing of its capital structure.

78.1

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May 2002.

CSK AUTO CORPORATION

By:	/s/ MAYNARD JENKINS

Maynard Jenkins
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 8th day of May 2002.

/s/ MAYNARD JENKINS Maynard Jenkins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES G. BAZLEN James Bazlen	Director

/s/ JAMES O. EGAN James O. Egan	Director

/s/ MORTON GODLAS Morton Godlas	Director

/s/ CHARLES K. MARQUIS Charles K. Marquis	Director

/s/ SIMON MOORE Simon Moore	Director

Frederick Johnson Rowan II	Director

/s/ ROBERT SMITH Robert Smith	Director

/s/ CHRISTOPHER J. STADLER Christopher J. Stadler	Director

Jules Trump	Director

Eddie Trump	Director

/s/ SAVIO W. TUNG Savio W. Tung	Director

/s/ DON W. WATSON Don W. Watson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927)
4.01	Third Amended and Restated Credit Agreement, dated as of September 30, 1999, among Auto, The Chase Manhattan Bank, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., and the Lenders from time to time parties thereto, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 15, 1999 (File No. 001-13927).
4.01.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to Exhibit 4.01.1 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
4.01.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to Exhibit 4.01.2 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
4.02	Indenture, dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schuck’s Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.04	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
4.04.1	Registration Rights Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed December 11, 2001.
4.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.

Exhibit
Number	Description of Exhibits

4.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.05.2	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
4.06	ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated here by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.01.2	Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.02	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.04	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.06	Supplemental Executive Retirement Plan Agreement, dated August 28, 2000 between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 13, 2000 (File No. 001-13927).
10.07	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.08	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.09	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.10	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.11	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.12	Amended and Restated Lease, dated October 23, 1989 (the “Missouri Falls Lease”), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.13	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).

Exhibit
Number	Description of Exhibits

10.14	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.15	Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.16	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.17	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.18.1	Stockholders’ Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
10.18.2	Form of Supplemental Stockholders’ Agreement Signature Page, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.18.3	Amendment to the Stockholders’ Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.18.4	Letter Agreement re: Stockholders’ Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.18.5	Second Amendment to Stockholders Agreement dated December 7, 2001, incorporated herein by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.19	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.20	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.22	Employment Agreement between CSK Auto, Inc. and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.23	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.24	Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.03 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.25	Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.26	Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, incorporated herein by reference to Exhibit 10.04 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).

Exhibit
Number	Description of Exhibits

10.27	Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.28	Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, incorporated herein by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.29	Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, incorporated herein by reference to Exhibit 10.06 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.30	Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, incorporated herein by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.31	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.32	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.33	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.34	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.35	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.36	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.37	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.38	Severance and Retention Agreement between CSK Auto, Inc. and Hal Smith, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.39	Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, by and between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.40	Voting Agreement dated December 7, 2001, incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.41	Form of CSK Auto Corporation Option Exchange Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
21.01	Subsidiaries of the Company, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
23.01	Consent of Independent Accountants