Form 10-Q
period 2002-05-05
CSK AUTO CORP
filed 2002-06-06
CIK 1051848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2002

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

Yes     ☒     No     ☐

      As of June 3, 2002, CSK Auto Corporation had 38,269,702 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CSK AUTO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
CSK AUTO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
CSK AUTO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
CSK AUTO CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Thirteen Weeks Ended May 5, 2002
Note 1 -- Basis of Presentation
Note 2 -- Inventories
Note 3 -- Issuance of Common Stock and Earnings Per Share
Note 4 -- Recent Accounting Pronouncements
Note 5 -- Receivables
Note 6 -- Interest Rate Swap
Note 7 -- Legal Matters
Note 8 -- Store Closing Costs
Note 9 -- Subsequent Events
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Results of Operations
Thirteen Weeks Ended May 5, 2002 Compared to Thirteen Weeks Ended May 6, 2001
Liquidity and Capital Resources
Overview of Liquidity
Analysis of Cash Flows
Store Closures
Sale of Stores
Risk Factors Affecting Liquidity and Capital Resources
Sales Trends
Inflation
Debt Covenant Compliance
Interest Rates
Critical Accounting Matters
Recent Accounting Pronouncements
Forward-looking Statements
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT LIST

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 5,	February 3,
	2002	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$14,885	$16,084
Receivables, net of allowances of $5,586 and $5,230, respectively	92,087	84,793
Inventories	643,905	619,629
Deferred income taxes	623	2,718
Assets held for sale	1,009	1,710
Prepaid expenses and other current assets	15,542	19,847

Total current assets	768,051	744,781

Property and equipment, net	144,128	150,381
Leasehold interests, net	16,110	16,581
Goodwill	127,069	126,846
Deferred income taxes	739	739
Other assets, net	28,746	29,249

Total assets	$1,084,843	$1,068,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$195,338	$157,284
Accrued payroll and related expenses	31,973	33,055
Accrued expenses and other current liabilities	48,821	44,529
Current maturities of capital lease obligations	11,229	10,999

Total current liabilities	287,361	245,867

Amounts due under Senior Credit Facility	200,000	227,000
Obligations under 12% Senior Notes	275,617	275,416
Obligations under 11% Senior Subordinated Notes	81,250	81,250
Convertible 7% Subordinated Notes	49,156	49,100
Obligations under capital leases	24,195	27,078
Other	8,352	8,580

Total non-current liabilities	638,570	668,424

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,479,305 and 32,370,746 shares issued and outstanding at May 5, 2002 and February 3, 2002, respectively	325	324
Additional paid-in capital	323,655	322,667
Stockholder receivable	(429)	(686)
Accumulated deficit	(164,639)	(168,019)

Total stockholders’ equity	158,912	154,286

Total liabilities and stockholders’ equity	$1,084,843	$1,068,577

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share data)

	Thirteen Weeks Ended

	May 5,	May 6,
	2002	2001

Net sales	$375,550	$356,121
Cost of sales	210,420	187,535

Gross profit	165,130	168,586
Other costs and expenses:
Operating and administrative	141,638	144,921
Store closing costs	300	2,295
Goodwill amortization	—	1,183

Operating profit	23,192	20,187
Interest expense, net	17,718	16,747

Income before income taxes	5,474	3,440
Income tax expense	2,094	1,187

Net income	$3,380	$2,253

Basic earnings per share:
Net income	$0.10	$0.08

Shares used in computing per share amounts	32,412,923	27,841,178

Diluted earnings per share:
Net income	$0.10	$0.08

Shares used in computing per share amounts	32,472,337	27,841,178

      The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional
			Paid-in	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balances at February 3, 2002.	32,370,746	$324	$322,667	$(686)	$(168,019)	$154,286
Issuance of common stock (unaudited)	105,708	1	967	—	—	968
Recovery of stockholder receivable (unaudited)	—	—	—	257	—	257
Exercise of options (unaudited)	2,851	—	21	—	—	21
Net income (unaudited)	—	—	—	—	3,380	3,380

Balances at May 5, 2002 (unaudited)	32,479,305	$325	$323,655	$(429)	$(164,639)	$158,912

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Thirteen Weeks Ended

	May 5,	May 6,
	2002	2001

Cash flows provided by (used in) operating activities:
Net income	$3,380	$2,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	8,117	8,360
Amortization of other items	896	2,009
Amortization of deferred financing costs	1,497	692
Accretion of discount	257	—
Write downs on disposals of property, equipment and other assets	111	—
Deferred income taxes	2,095	1,034
Change in operating assets and liabilities
Receivables	(7,294)	(8,506)
Inventories	(24,276)	(23,538)
Prepaid expenses and other current assets	4,305	(2,174)
Accounts payable	38,054	61,849
Accrued payroll, accrued expenses and other current liabilities	4,563	(5,691)
Other operating activities	(943)	1,621

Net cash provided by operating activities	30,762	37,909

Cash flows provided by (used in) investing activities:
Capital expenditures	(2,103)	(4,643)
Proceeds from sale of property and equipment and assets held for sale	1,044	5,808
Other investing activities	(1,116)	(1,206)

Net cash used in investing activities	(2,175)	(41)

Cash flows provided by (used in) financing activities:
Borrowings under Senior Credit Facility	56,000	55,000
Payments under Senior Credit Facility	(83,000)	(88,000)
Payment of deferred financing costs	(387)	—
Payments on capital lease obligations	(2,653)	(2,443)
Recovery of stockholder receivable	257	—
Exercise of options	21	—
Other financing activities	(24)	(73)

Net cash used in financing activities	(29,786)	(35,516)

Net (decrease) increase in cash and cash equivalents	(1,199)	2,352
Cash and cash equivalents, beginning of period	16,084	11,131

Cash and cash equivalents, end of period	$14,885	$13,483

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Thirteen Weeks Ended May 5, 2002

      CSK Auto Corporation is a holding company. At May 5, 2002, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary (“Auto”). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the “Company.”

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At May 5, 2002, the Company operated 1,124 stores in 19 Western and Northern Plains states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Basis of Presentation

      The unaudited consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial position and the results of its operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 3, 2002, as included in the Company’s Annual Report on Form 10-K/ A filed on May 10, 2002.

Note 2 — Inventories

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management’s estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $545 million and $528 million at May 5, 2002 and February 3, 2002, respectively.

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

      From time to time, the Company performs an analysis of the net realizable value of the inventory, after consideration of expected disposal costs and normal profit margins, to determine if the LIFO carrying value of the inventory is impaired. Should an impairment be indicated, the carrying value of the inventory would be reduced. No such impairment is indicated based on current market conditions. Historically, the net realizable value of the inventory has exceeded its carrying amount. The Company’s analysis for the first quarter of fiscal 2002 indicated that the net realizable value approximated the carrying amount of inventories at May 5, 2002. This was a result of the Company’s program to increase promotional pricing (temporarily reducing selling prices of its products) in order to attract customers, resulting in the lowering of gross profit margins in the first quarter of fiscal 2002. The Company plans less promotional activity throughout the remainder of fiscal 2002. Accordingly, the Company expects the net realizable value of the inventories to be higher than carrying values at the end of fiscal 2002. Should management be unable to increase gross profit margins as planned, an impairment of the carrying amount of inventories could result.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 — Issuance of Common Stock and Earnings Per Share

      Pursuant to the agreements relating to our convertible subordinated debentures, the Company paid interest on the debentures in shares of the Company’s common stock in lieu of cash.

      Calculation of shares used in computing per share amounts is summarized as follows (unaudited):

	Thirteen Weeks Ended

	May 5,	May 6,
	2002	2001

Weighted average number of shares (Basic)	32,412,923	27,841,178
Effects of dilutive securities	59,414	—

Weighted average number of shares (Dilutive)	32,472,337	27,841,178

Shares excluded as a result of anti-dilution:
Stock options	2,582,947	2,848,556
Conversion of convertible subordinated debentures	5,753,740	—

Note 4 — Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) generally require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142: (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of that fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year.

      The Company adopted the provisions of SFAS 142 on February 4, 2002. As of the end of the first quarter of fiscal 2002, the Company was still in the process of completing its initial goodwill impairment test. The Company expects to complete that first step of the goodwill impairment test before the end of the second quarter of fiscal 2002. Any impairment charge that results from this test will be recorded as a cumulative effect of a change in accounting principle in the Company’s statement of operations for fiscal year 2002 and

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

would be a non-cash and non-operating charge. Because of the complexity involved in adopting certain provisions of SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses, which could be material, will be required to be recognized.

      SFAS 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. The following table provides adjusted net income and earnings per share data for the thirteen weeks ended May 5, 2002 and May 6, 2001, to illustrate the impact of goodwill amortization on the results of the prior year period ($ in thousands except per share amounts).

	Thirteen Weeks
	Ended

	May 5,	May 6,
	2002	2001

Reported net income	$3,380	$2,253
Add: goodwill amortization, net of tax	—	782

Adjusted net income	$3,380	$3,035

Basic earnings per share:
Earnings per share as reported	$0.10	$0.08
Goodwill amortization, net of tax	—	0.03

Adjusted earnings per share	$0.10	$0.11

Diluted earnings per share:
Earnings per share as reported	$0.10	$0.08
Goodwill amortization, net of tax	—	0.03

Adjusted earnings per share	$0.10	$0.11

      The Company’s intangible assets, excluding goodwill, consist of favorable leasehold interests. As such, SFAS 142 did not impact the useful lives assigned to these intangible assets. Accumulated amortization as of May 5, 2002 and February 3, 2002 was $10.2 million and $9.7 million, respectively. Estimated amortization expense relating to leasehold interests for future periods is listed below ($ in thousands):

Fiscal 2002	$1,663
Fiscal 2003	1,643
Fiscal 2004	1,369
Fiscal 2005	1,264
Fiscal 2006	1,185

Total	$7,124

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The changes in intangible assets, including goodwill, for the first quarter of fiscal 2002 are as follows ($ in thousands):

	Carrying				Carrying
	value as of				value as of
	February 3,				May 5,
	2002	Amortization	Adjustments		2002

Amortized intangible assets:
Leasehold interests, net	$16,581	(431)	(40	)(a)	$16,110
Unamortized intangible assets:
Goodwill	126,846	—	223	(b)	127,069

Total intangible assets	$143,427	(431)	183		$143,179

(a)	Represents write-offs for stores identified for closure.

(b)	Represents a contingent payment made for a store acquisition consummated during fiscal 2000.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). The Company adopted SFAS No. 144 as of the beginning of fiscal 2002. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

Note 5 — Receivables

      Accounts receivable consist of the following ($ in thousands):

	May 5,	February 3,
	2002	2002

Trade receivables from commercial and other customers	$27,911	$29,567
Amounts due under vendor rebate programs and cooperative advertising arrangements	67,025	57,691
Landlord and subtenant receivables	1,875	2,030
Other	862	735

Gross receivables	97,673	90,023
Allowance for doubtful accounts	(5,586)	(5,230)

Net accounts receivable	$92,087	$84,793

      The Company reflects amounts to be paid or credited to the Company by vendors as receivables. Pursuant to contract terms, the Company has the right to offset vendor receivables against corresponding accounts payables, thus minimizing the risk of non-collection of these receivables.

Note 6 — Interest Rate Swap

      During February 2002, the Company entered into an interest rate swap contract to convert the interest rate payment obligation on $100.0 million of its 12% Senior Notes to a floating rate, set quarterly, equal to the 3 month LIBOR + 760 basis points. At the time the contract commenced, the Company’s fixed rate debt was approximately 66% of its outstanding debt. The Company’s fixed rate debt, on average, was at higher interest rates than its variable rate debt. The interest rate swap is intended to provide a more equal balance of fixed and

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

variable rate debt instruments and to hedge the fair value of these notes against potential movements in market interest rates.

      For accounting purposes, the interest rate swap is designated and qualifies as a fair value hedge of a portion of the Company’s fixed rate debt instruments. As the critical terms of the swap match those of the underlying hedged debt, the change in fair value of the swap is perfectly offset by changes in fair value of the debt.

Note 7 — Legal Matters

      The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and, based on the current amended complaint, 255 individual auto parts dealers alleging that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 15 of the individual plaintiffs asserted claims against the Company. The complaint, which has been amended, alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. In May 2002, the Company reached a tentative settlement with all of the plaintiffs that provides for the payment of nominal consideration by the Company. As the first step in the settlement, the attorneys for the Company and the plaintiffs have filed with the Court a Stipulation and Order for the dismissal with prejudice of all claims by all plaintiffs against the Company.

      The Company currently and from time to time is involved in other litigation incidental to the conduct of its business. The damages claimed in some of this litigation are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that such matters, in the aggregate, will result in liabilities material to its consolidated financial position, results of operations or cash flows.

Note 8 — Store Closing Costs

      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, the Company analyzes sales trends and geographical and competitive factors to determine the viability and future profitability of store locations. If a store location does not meet required projections, it is identified for closure. As a result of acquisitions over the last several years, the Company has closed numerous locations as a result of store overlap with previously existing store locations. To the extent possible, the Company negotiates with the landlord to cancel the lease or the Company subleases the store to a third party to reduce future exposure.

      The Company provides an allowance for estimated costs to be incurred in connection with store closures. The allowance for store closing costs primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores or anticipated early termination settlements with landlords (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Such costs are recognized when a store is specifically identified, costs can be estimated and closure is planned to be completed within the next twelve months. No provision is made for employee termination costs. For stores to be relocated, such costs are recognized when an agreement for the new location has been reached with a landlord and site plans meet preliminary municipal approvals. During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in our

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

normal operating expenses. The actual costs of relocating a store, such as transporting of inventories, are considered a normal operating expense and are not included in the store closing reserve.

      As of May 5, 2002, the Company had a total of 242 store locations included in the allowance for store closing costs. Of this total, 68 locations were vacant, 170 locations were subleased and 4 locations were identified for closure but remained open as of quarter-end. During fiscal 2002, the Company expects cash outflows related to these store locations of approximately $7.0 million for rent on vacant stores, related occupancy expenses, leasing commissions and net shortfalls on cash rents from subleased locations.

      During the first quarter of fiscal 2002, the Company recorded gross store closing costs of $0.3 million relating to 4 stores identified for closure. Activity in the provision for store closings and the related store closing costs for the first quarter of fiscal 2002 is as follows ($ in thousands):

Balance, beginning of year	$6,771
Store closing costs, gross	300
Payments:
Rent expense, net of sublease recoveries	(1,384)
Occupancy and other expenses	(724)
Sublease commissions and buyouts	(142)

Total payments	(2,250)

Balance, end of quarter	$4,821

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

Store Count by	Beginning	Stores	Plan	Stores	Balance to
Fiscal Year	Balance	Added	Amendments	Closed	be Closed

2000	28	24	(1)	(42)	9
2001	9	46	(2)	(46)	7
2002 (through May 5, 2002)	7	4	—	(7)	4

      At May 5, 2002, there were 4 stores remaining to be closed under our store closing plans, comprised of the following:

Store Count by	Stores in	Plan	Stores	Balance to
Fiscal Year of Accrual	Closing Plan	Amendments	Closed	be Closed

1999	87	(2)	(84)	1
2000	24	—	(24)	—
2001	46	(2)	(43)	1
2002 (through May 5, 2002)	4	—	(2)	2

				4

Note 9 — Subsequent Events

      During the second quarter of fiscal 2002, the Company sold 13 stores in Texas. The stores were sold as they are in relatively remote locations that do not allow us warehousing and distribution efficiencies. This transaction resulted in net cash proceeds of approximately $4.2 million. The Company has not yet determined the impact of this transaction on its results of operations for the second quarter of fiscal 2002.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      On May 20, 2002, the Company’s $50 million subordinated debentures issued in December 2001 were converted into approximately 5.75 million shares of CSK Auto Corporation common stock. In addition, the Company elected to pay interest accrued for the period of April 1, 2002 to the date of conversion on the debentures by issuing 30,872 additional shares of CSK Auto Corporation common stock in lieu of cash during the second quarter of fiscal 2002.

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

     Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks
	Ended

	May 5,	May 6,
	2002	2001

Net sales	100.0%	100.0%
Cost of sales	56.0	52.7

Gross profit	44.0	47.3
Operating and administrative	37.7	40.7
Store closing costs	0.1	0.6
Goodwill amortization	—	0.3

Operating profit	6.2	5.7
Interest expense, net	4.7	4.7

Income before income tax expense	1.5	1.0
Income tax expense	0.6	0.3

Net income	0.9%	0.7%

Thirteen Weeks Ended May 5, 2002 Compared to Thirteen Weeks Ended May 6, 2001

      Net sales for the thirteen weeks ended May 5, 2002 (the “first quarter of fiscal 2002”) increased 5.5% to $375.6 million from $356.1 million for the thirteen weeks ended May 6, 2001 (the “first quarter of fiscal 2001”). Same store sales increased 7%. Sales increased during the first quarter of fiscal 2002 despite a lower total store count as we had 1,124 stores in operation at May 5, 2002 compared to 1,155 at May 6, 2001. During the first quarter of 2002, we opened 1 store, expanded 1 store and closed 7 stores, 5 of which were closed as part of the Profitability Enhancement Program.

      During the first quarter of fiscal 2002, we took several steps to encourage former and existing customers to return to our stores and to attract new customers who may have never previously shopped in one of our stores. These initiatives included: (1) an increased emphasis on promotional activities and promotional pricing to stimulate customer awareness; (2) the commencement of a new merchandising program that features garage maintenance and organizational products, items that we had never previously stocked; and (3) a replenishment of inventory to return our stores to more normal levels of product availability. While these steps were successful in increasing customer counts, average sale amount and total sales levels expectedly produced lower gross profit margins. Gross profit was $165.1 million, or 44.0% of net sales, in the first quarter of fiscal 2002 as compared to $168.6 million, or 47.3% of net sales, in the first quarter of fiscal 2001.

      Operating profit for the first quarter of fiscal 2002 totaled $23.2 million, or 6.2% of net sales, compared to $20.2 million, or 5.7% of net sales, for the first quarter of fiscal 2001. Operating and administrative expenses were lower in the first quarter of fiscal 2002 than in the same quarter of fiscal 2001 reflecting the impact of our Profitability Enhancement Program, the operation of fewer stores, and by the elimination of goodwill amortization, which was $1.2 million in the same quarter of fiscal 2001. These savings were offset in part by higher variable costs associated with our increased sales. Operating profit during the first quarter of 2001 was affected by: (1) store closing costs of $1.8 million relating to longer-than-expected vacancy periods at stores closed as a result of acquisitions; (2) a $1.2 million loss on the disposition of certain acquired fixed assets; and (3) $0.2 million of transition and integration costs relating to prior acquisitions.

      Interest expense for the first quarter of fiscal 2002 totaled $17.7 million compared to $16.7 million in the first quarter of 2001. The higher interest expense resulted from slightly higher outstanding loan balances during the first quarter of fiscal 2002.

      Income tax expense for the first quarter of fiscal 2002 was $2.1 million, compared to $1.2 million for the comparable period of fiscal 2001. Our effective tax rate during the 2002 period was approximately 38.3% of pre-tax income versus approximately 34.5% in the comparable 2001 period. The lower rate during the 2001 period resulted from certain tax credits that were not available in the 2002 period.

      As a result of the above factors, net income increased to $3.4 million, or $0.10 per diluted common share, for the first quarter of fiscal 2002, compared to net income of $2.3 million, or $0.08 per diluted common share, for the first quarter of fiscal 2001.

Liquidity and Capital Resources

     Overview of Liquidity

      During fiscal 2001, we completed a refinancing (the “Refinancing”) of our capital structure, which resulted in the elimination of scheduled bank debt amortization payments prior to the end of 2004, the extension of debt maturities and enhanced liquidity. The Refinancing consisted of the following: (1) the issuance of a $30.0 million, 7% convertible subordinated note, which was converted during fiscal 2001 into approximately 4.5 million shares of CSK Auto Corporation common stock at a conversion price of $6.63 per share; (2) a new three-year $300.0 million senior secured, asset-based credit facility due in December 2004 comprised of a $170.0 million non-amortizing term loan and a $130.0 million revolving credit facility; (3) the issuance of $280.0 million of 12% Senior Notes due 2006; and (4) the sale of $50.0 million of 7% convertible subordinated debentures due December 2006 and related make-whole warrants.

      On May 20, 2002, the $50 million convertible subordinated debentures were converted at our election into approximately 5.75 million shares of our common stock at the contractual standard conversion price of $8.69 per share. In addition, we elected to pay interest on the debentures in additional shares of our common stock in lieu of cash. Of the additional interest shares issued, 105,708 were issued during the first quarter of fiscal 2002 and 30,872 were issued during the second quarter of fiscal 2002.

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. Due to the Refinancing, we will not be required to make any debt amortization payments prior to December 2004 other than capital lease payments. We intend to finance our cash requirements with cash flow from operations and borrowings under our senior credit facility. The following table outlines our working capital and liquidity:

	May 5, 2002	Feb. 3, 2002

Net current assets	$480,690	$498,914

Cash	$14,885	$16,084
Availability under revolving line of credit	75,572	35,885

Total liquidity	$90,457	$51,969

      As of May 5, 2002, we had net working capital of approximately $480.7 million, a decrease of $18.2 million, or 4%, compared to February 3, 2002. Inventory levels increased to $643.9 million at the end of the first quarter of fiscal 2002 from $619.6 million at the end of fiscal 2001. The decrease in working capital primarily relates to the $24.3 million increase in inventories consistent with increased purchase levels in anticipation of our spring selling season, offset by an increase in accounts payable of $38.1 million relating to the related inventory purchases.

      As of May 5, 2002, we had total liquidity (cash plus availability under our existing revolving credit facility) of approximately $90.5 million. Our liquidity was limited by borrowing base calculations associated with our new senior credit facility. The borrowing base formula is equal to the lesser of $300.0 million and the sum of certain percentages of our eligible inventory and accounts receivable. As a result of the limitations imposed by the borrowing base formula, at May 5, 2002, we could only borrow up to $284.2 million of the total $300.0 million facility. Accordingly, we have $15.8 million of additional borrowing capacity that has not been included in our liquidity calculation but that may be, in the future, subject to the borrowing base calculation.

      Debt is an important part of our overall capitalization and we have been highly leveraged. Our total outstanding debt balances have increased to fund working capital requirements; however, our debt to equity ratio has improved. The table below details our debt to equity ratio and, on a pro forma basis, details our debt to equity ratio assuming the conversion of our $50 million debentures.

	May 5, 2002	Feb. 3, 2002

Debt, including capital lease obligations	$641,447	$670,843
Equity	158,912	154,286

Debt to equity ratio	4.0	4.3

*Debt to equity ratio, assuming conversion of $49.1 million in debentures	2.8	3.1

*	We converted our convertible subordinated debentures into approximately 5.75 million shares of our common stock on May 20, 2002.

Analysis of Cash Flows

      During the first quarter of fiscal 2002, net cash provided by operating activities was $30.8 million compared to $37.9 million of cash provided by operating activities during the first quarter of fiscal 2001. The largest components of the change in cash flow from operations relate to: (1) an increase in payments for accounts payable, where $38.1 million of cash was provided compared to $61.8 million provided during the comparable 2001 period due to additional payments made during the fiscal 2002 period as a result of our improved liquidity arising from our Refinancing; partially offset by (2) a net decrease in payments for accrued expenses of $10.3 million primarily as a result of the payment of $8.8 million during the fiscal 2001 period relating to settlement of the class action lawsuit.

      Net cash used in investing activities totaled $2.2 million for the first quarter of fiscal 2002, compared to $41,000 used during the comparable 2001 period. The increase in cash used in investing activities during fiscal 2002 was primarily the result of lower proceeds from fixed asset sales. In fiscal 2001, $5.8 million in proceeds from fixed asset sales were the result of a large sale leaseback transaction. Also, capital expenditures during the first quarter of fiscal 2002 were $2.5 million less than in the first quarter of fiscal 2001.

      Net cash used in financing activities totaled $29.8 million for the first quarter of fiscal 2002 compared to $35.5 million for the first quarter of fiscal 2001. This decrease primarily relates to lower payments on our senior credit facility, where $27 million in net payments were made during the first quarter of fiscal 2002 compared to $33 million in net payments made during the first quarter of fiscal 2001.

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

      As of May 5, 2002, we had a total of 242 store locations included in the allowance for store closing costs. Of this total, 68 locations were vacant, 170 locations were subleased and 4 locations were identified for closure but remained open as of quarter-end. During fiscal 2002, we expect cash outflows related to these store locations of approximately $7.0 million for rent on vacant stores, related occupancy expenses, leasing commissions and net shortfalls on cash rents from subleased locations.

      During the first quarter of fiscal 2002, we recorded gross store closing costs of $0.3 million relating to 4 stores identified for closure. Activity in the provision for store closings and the related store closing costs for the first quarter of fiscal 2002, is as follows ($ in thousands):

Balance, beginning of year	$6,771
Store closing costs, gross	300
Payments:
Rent expense, net of sublease recoveries	(1,384)
Occupancy and other expenses	(724)
Sublease commissions and buyouts	(142)

Total payments	(2,250)

Balance, end of quarter	$4,821

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

Store Count by	Beginning	Stores	Plan	Stores	Balance to
Fiscal Year	Balance	Added	Amendments	Closed	be Closed

2000	28	24	(1)	(42)	9
2001	9	46	(2)	(46)	7
2002 (through May 5, 2002)	7	4	—	(7)	4

      At May 5, 2002, there were 4 stores remaining to be closed under our store closing plans, comprised of the following:

Store Count by	Stores in	Plan	Stores	Balance to
Fiscal Year of Accrual	Closing Plan	Amendments	Closed	be Closed

1999	87	(2)	(84)	1
2000	24	—	(24)	—
2001	46	(2)	(43)	1
2002 (through May 5, 2002)	4	—	(2)	2

				4

Sale of Stores

      During the second quarter of fiscal 2002, we sold 13 stores in Texas. The stores were sold as they were in relatively remote locations that did not allow us warehousing and distribution efficiencies. This transaction resulted in net cash proceeds of approximately $4.2 million. We have not yet determined the impact of this transaction on our results of operations.

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

      As a result of our Refinancing during fiscal 2001, we were able to improve relationships with our vendors and eliminate many out-of-stock conditions that pressured our sales. Since the completion of our Refinancing, our same-store sales increases have been in the mid-to-high single digits. In addition, our same store retail customer counts have become positive. This improved sales performance reflects our improved inventory position and the generally favorable dynamics in the U.S. automotive aftermarket sector.

      Considering our improved financial position, we expect mid-single digit net sales growth for the remainder of fiscal 2002. However, any unusual weather conditions, competitive pressures, or other adverse changes to our business could materially affect our financial position and results of operations.

Inflation

      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.

Debt Covenant Compliance

      Our senior credit facility contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions on indebtedness, liens, guarantee obligations, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, dividends and other restricted junior payments, transactions with affiliates, change in business conducted, and certain prepayments and amendments of subordinated indebtedness. Our revolving credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio.

      A breach of the covenants, ratios, or restrictions contained in our senior credit facility could result in an event of default thereunder. Upon the occurrence of such an event of default, the lenders under our new senior credit facility could elect to declare all amounts outstanding under the new senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the new senior credit facility accelerate the payment of the indebtedness, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets.

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

     Interest Rates

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt is sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit facility, which is primarily vulnerable to movements in the LIBOR rate. During February 2002, we entered into an interest rate swap contract which converted the interest payment obligation on $100.0 million of our 12% Senior Notes to a floating rate, set quarterly, equal to the 3 month LIBOR + 760 basis points.

      At May 5, 2002, including the $100.0 million notes that are part of the interest rate swap contract, 47% of our outstanding debt was at variable interest rates and 53% of our outstanding debt was at fixed interest rates. With $300.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.0 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Critical Accounting Matters

      For a discussion of our critical accounting matters, please refer to our Annual Report on Form 10-K/A filed on May 10, 2002.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) generally require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142: (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year.

      We adopted the provisions of SFAS 142 on February 4, 2002. As of the end of the first quarter of fiscal 2002, we were still in the process of completing our initial goodwill impairment test. We expect to complete that first step of the goodwill impairment test before the end of the second quarter of fiscal 2002. Any impairment charge that results from this test will be recorded as a cumulative effect of a change in accounting principle in the Company’s statement of operations for fiscal year 2002 and would be a non-cash and non-operating charge. Because of the complexity involved in adopting certain provisions of SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses, which could be material, will be required to be recognized.

      SFAS 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. The following table provides adjusted net income and earnings per share data for the thirteen weeks ended May 5, 2002 and May 6, 2001, to illustrate the impact of goodwill amortization on the results of the prior year period ($ in thousands except per share amounts).

	Thirteen Weeks
	Ended

	May 5,	May 6,
	2002	2001

Reported net income	$3,380	$2,253
Add: goodwill amortization, net of tax	—	782

Adjusted net income	$3,380	$3,035

Basic earnings per share:
Earnings per share as reported	$0.10	$0.08
Goodwill amortization, net of tax	—	0.03

Adjusted earnings per share	$0.10	$0.11

Diluted earnings per share:
Earnings per share as reported	$0.10	$0.08
Goodwill amortization, net of tax	—	0.03

Adjusted earnings per share	$0.10	$0.11

      Our intangible assets, excluding goodwill, consist of favorable leasehold interests. As such, SFAS 142 did not impact the useful lives assigned to these intangible assets. Accumulated amortization as of May 5, 2002 and February 3, 2002 was $10.2 million and $9.7 million, respectively. Estimated amortization expense relating to leasehold interests for future periods is listed below ($ in thousands):

Fiscal 2002	$1,663
Fiscal 2003	1,643
Fiscal 2004	1,369
Fiscal 2005	1,264
Fiscal 2006	1,185

Total	$7,124

      The changes in intangible assets, including goodwill, for the first quarter of fiscal 2002 are as follows ($ in thousands):

	Carrying				Carrying
	value as of				value as of
	February 3,				May 5,
	2002	Amortization	Adjustments		2002

Amortized intangible assets:
Leasehold interests, net	$16,581	$(431)	$(40	)(a)	$16,110
Unamortized intangible assets:
Goodwill	126,846	—	223	(b)	127,069

Total intangible assets	$143,427	$(431)	$183		$143,179

(a)	Represents write-offs for stores identified for closure.

(b)	Represents a contingent payment made for a store acquisition consummated during fiscal 2000.

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

Forward-looking Statements

      The foregoing Management’s Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management’s assumptions and beliefs in light of the information currently available. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors that may cause differences are identified in our Annual Report on Form 10-K/A, and are incorporated herein by reference.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and, based on the current amended complaint, 255 individual auto parts dealers alleging that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 15 of the individual plaintiffs asserted claims against us. The complaint, which has been amended, alleges that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. In May 2002, we reached a tentative settlement with all of the plaintiffs that provides for the payment of nominal consideration by us. As the first step in the settlement, the attorneys for us and the plaintiffs have filed with the Court a Stipulation and Order for the dismissal with prejudice of all claims by all plaintiffs against us.

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

      NONE

Item 3.     Defaults upon Senior Securities

      NONE

Item 4.     Submission of Matters to a Vote of Security Holders

      We held a special meeting of shareholders on February 26, 2002 in which the shareholders approved the issuance of our common stock to certain investors upon the conversion of, and in lieu of cash interest payments on, certain 7% convertible subordinated debentures recently issued to such investors. The shareholders voted as follows:

For	Against	Abstain

26,680,336	369,174	12,108

Item 5.     Other Information

      NONE

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
4.01.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.01.3	Amendment No. 1 to Securities Purchase Agreement dated as of May 16, 2002 by and between CSK Auto Corporation, LB I Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.04.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
4.01.4	Amended and Restated Registration Rights Agreement, dated May 16, 2002, by and between CSK Auto Corporation, LB I Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
4.02	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4.02.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.02.2	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
4.03	ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.01	Third Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 10.18.6 to our Registration Statement on Form S-4, filed on June 6, 2002 (File No. 333-82492).

      (b) Reports on Form 8-K:

On March 5, 2002 we filed a current report on Form 8-K, to report under item 5 thereof, the issuance of a press release announcing shareholder approval to issue our common stock to certain investors upon the conversion of and in lieu of cash interest payments on the outstanding 7% convertible subordinated debentures.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK AUTO CORPORATION

By:	/s/ DON W. WATSON ______________________________________

Don W. Watson
Chief Financial Officer

DATED: June 6, 2002

EXHIBIT LIST

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
4.01.1	Registration Rights Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed December 11, 2001.
4.01.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.01.3	Amendment No. 1 to Securities Purchase Agreement dated as of May 16, 2002 by and between CSK Auto Corporation, LB I Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.04.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
4.01.4	Amended and Restated Registration Rights Agreement, dated May 16, 2002, by and between CSK Auto Corporation, LB I Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
4.02	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4.02.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.02.2	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
4.03	ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.01	Third Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 10.18.6 to our Registration Statement on Form S-4, filed on June 6, 2002 (File No. 333-82492).