Form 10-Q
period 2002-08-04
CSK AUTO CORP
filed 2002-09-18
CIK 1051848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2002

or

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

Yes     ☒     No     ☐

      As of September 13, 2002, CSK Auto Corporation had 45,156,696 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CSK AUTO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
CSK AUTO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CSK AUTO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
CSK AUTO CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Thirteen and Twenty-six Weeks Ended August 4, 2002
Note 1 -- Basis of Presentation
Note 2 -- Inventories
Note 3 -- Issuance of Common Stock and Earnings Per Share
Note 4 -- Recent Accounting Pronouncements
Note 5 -- Interest Rate Swap
Note 6 -- Legal Matters
Note 7 -- Store Closing Costs
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
Exhibit Index
EX-3.2.1
EX-10.01
EX-10.02
EX-10.03
EX-99.1
EX-99.2

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 4,	February 3,
	2002	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$16,519	$16,084
Receivables, net of allowances of $3,775 and $5,230, respectively	89,167	84,793
Inventories	652,810	619,629
Deferred income taxes	—	2,718
Assets held for sale	—	1,710
Prepaid expenses and other current assets	17,717	19,847

Total current assets	776,213	744,781

Property and equipment, net	139,920	150,381
Leasehold interests, net	15,679	16,581
Goodwill, net	127,069	126,846
Deferred income taxes	6,075	739
Other assets, net	26,659	29,249

Total assets	$1,091,615	$1,068,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$173,553	$157,284
Accrued payroll and related expenses	30,904	33,055
Accrued expenses and other current liabilities	40,398	44,529
Current maturities of capital lease obligations	9,932	10,999

Total current liabilities	254,787	245,867

Amounts due under senior credit facility	220,000	227,000
Obligations under 12% Senior Notes	278,768	275,416
Obligations under 11% Senior Subordinated Notes	9,547	81,250
7% Convertible Subordinated Debentures	—	49,100
Obligations under capital leases	26,442	27,078
Deferred income taxes	6,529	—
Other liabilities	7,808	8,580

Total non-current liabilities	549,094	668,424

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized; 45,154,457 and 32,370,746 shares issued and outstanding at August 4, 2002 and February 3, 2002, respectively	452	324
Additional paid-in capital	448,371	322,667
Stockholder receivable	(537)	(686)
Accumulated deficit	(160,552)	(168,019)

Total stockholders’ equity	287,734	154,286

Total liabilities and stockholders’ equity	$1,091,615	$1,068,577

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 4,	August 5,	August 4,	August 5,
	2002	2001	2002	2001

Net sales	$398,306	$381,722	$773,856	$737,843
Cost of sales	216,238	234,648	426,658	422,183

Gross profit	182,068	147,074	347,198	315,660
Other costs and expenses:
Operating and administrative	152,565	146,322	294,203	291,243
Store closing and other restructuring costs	239	21,476	539	23,771
Legal settlement	—	2,000	—	2,000
Loss on sale of stores	847	—	847	—
Secondary stock offering costs	265	—	265	—
Goodwill amortization	—	1,235	—	2,418

Operating profit (loss)	28,152	(23,959)	51,344	(3,772)
Interest expense	16,240	14,663	33,958	31,410

Income (loss) before income taxes	11,912	(38,622)	17,386	(35,182)
Income tax expense (benefit)	4,130	(14,785)	6,224	(13,598)

Income (loss) before extraordinary loss	7,782	(23,837)	11,162	(21,584)
Extraordinary loss, net of $2,313 of income tax benefit	(3,695)	—	(3,695)	—

Net income (loss)	$4,087	$(23,837)	$7,467	$(21,584)

Basic earnings (loss) per share:
Income (loss) before extraordinary loss	$0.19	(0.86)	$0.31	(0.78)
Extraordinary loss, net of income tax	(0.09)	—	(0.10)	—

Net income (loss)	$0.10	$(0.86)	$0.21	$(0.78)

Shares used in computing per share amounts	39,826,079	27,841,178	36,099,845	27,841,178

Diluted earnings (loss) per share:
Income (loss) before extraordinary loss	$0.19	(0.86)	$0.31	(0.78)
Extraordinary loss, net of income tax	(0.09)	—	(0.10)	—

Net income (loss)	$0.10	$(0.86)	$0.21	$(0.78)

Shares used in computing per share amounts	40,138,663	27,841,178	36,178,528	27,841,178

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional
			Paid-in	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balances at February 3, 2002	32,370,746	$324	$322,667	$(686)	$(168,019)	$154,286
Conversion of 7% Subordinated Debentures, net of costs (unaudited)	5,753,740	58	46,059	—	—	46,117
Common stock issued in lieu of cash interest payable (unaudited)	136,580	1	1,408	—	—	1,409
Issuance of common stock in public offering, net of costs (unaudited)	6,878,300	69	78,073			78,142
Issuance of loan to stockholder (unaudited)	—	—	—	(125)	—	(125)
Recovery of stockholder receivable (unaudited)	—	—	—	274	—	274
Issuance of restricted stock (unaudited)	2,285	—	31	—	—	31
Exercise of stock options (unaudited)	12,806	—	133	—	—	133
Net income (unaudited)	—	—	—	—	7,467	7,467

Balances at August 4, 2002
(unaudited)	45,154,457	$452	$448,371	$(537)	$(160,552)	$287,734

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Twenty-six Weeks Ended

	August 4,	August 5,
	2002	2001

Cash flows provided by (used in) operating activities:
Net income (loss)	$7,467	$(21,584)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	16,122	16,659
Amortization of other items	1,836	4,165
Amortization of debt issuance costs	2,799	1,532
Accretion of discount	469	—
Provision for write down of inventory	—	17,292
Write downs on disposals of property, equipment and other assets	427	7,427
Extraordinary loss on early retirement of debt, net of income tax benefit	3,695	—
Premium paid on early retirement of debt	(4,368)	—
Loss on sale of stores	847	—
Deferred income taxes	6,224	(13,749)
Change in operating assets and liabilities:
Receivables	(4,374)	(7,122)
Inventories	(36,854)	(21,420)
Prepaid expenses and other current assets	2,130	(1,407)
Accounts payable	16,269	25,958
Accrued payroll, accrued expenses and other current liabilities	(5,298)	12,376
Other operating activities	(1,355)	7,079

Net cash provided by operating activities	6,036	27,206

Cash flows provided by (used in) investing activities:
Capital expenditures	(3,617)	(7,873)
Proceeds from sales of property and equipment and assets held for sale	2,186	5,259
Proceeds from sale of stores	4,217	—
Other investing activities	(1,936)	(2,271)

Net cash provided by (used in) investing activities	850	(4,885)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility	191,000	142,000
Payments under senior credit facility	(198,000)	(154,320)
Issuance of common stock in public offering	82,540	—
Underwriters’ discount and other offering costs	(4,398)	—
Partial retirement of 11% Senior Subordinated Notes	(71,703)	—
Payment of debt issuance costs	(937)	(2,102)
Payments on capital lease obligations	(5,184)	(4,782)
Loan to stockholder	(125)	—
Recovery of stockholder receivable	274	—
Exercise of options	133	—
Other financing activities	(51)	(141)

Net cash used in financing activities	(6,451)	(19,345)

Net increase in cash and cash equivalents	435	2,976
Cash and cash equivalents, beginning of period	16,084	11,131

Cash and cash equivalents, end of period	$16,519	$14,107

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Twenty-six Weeks Ended August 4, 2002

      CSK Auto Corporation is a holding company. At August 4, 2002, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary (“Auto”). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the “Company.”

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At August 4, 2002, the Company operated 1,114 stores in 19 Western and Northern Plains states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

      Auto also operates Automotive Information Systems, Inc. (“AIS”) as a wholly-owned subsidiary. AIS, based in St. Paul, Minnesota, is a leading provider of diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers and the do-it-yourself consumer.

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

Note 2 — Inventories

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management’s estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $549 million and $528 million at August 4, 2002 and February 3, 2002, respectively.

      The carrying value of the inventory exceeds the current replacement cost primarily as a result of the application of the LIFO inventory method of accounting. The Company’s costs of acquiring inventories through normal purchasing activities have been decreasing in recent years as the Company’s increased size and cash flows have enabled it to take advantage of volume discounts and lower product acquisition costs resulting in a lower current replacement cost of inventory.

      From time to time, the Company performs an analysis of the net realizable value of the inventory, after consideration of expected disposal costs and normal profit margins, to determine if the LIFO carrying value of the inventory is impaired. Should an impairment be indicated, the carrying value of the inventory would be reduced. No such impairment is indicated based on current market conditions. Historically, the net realizable value of the inventory has exceeded its carrying value. The Company’s analysis for the first half of fiscal 2002 indicated that the net realizable value approximated the carrying value of inventories at August 4, 2002. This was a result of the Company’s program to increase promotional pricing (temporarily reducing selling prices of its products) in order to attract customers, resulting in the lowering of gross profit margins in the first half of fiscal 2002. The Company reduced promotional activity during the second quarter and plans to continue this trend throughout the remainder of fiscal 2002. Accordingly, the Company expects the net realizable value of

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the inventories to be higher than the carrying values at the end of fiscal 2002. Should the Company be unable to increase gross profit margins as planned, an impairment of the carrying amount of inventories could result.

Note 3 — Issuance of Common Stock and Earnings Per Share

Conversion of Notes

      On May 20, 2002, at the option of the Company, the $50 million 7% Convertible Subordinated Debentures issued in December 2001 were converted into approximately 5.75 million shares of CSK Auto Corporation common stock. Pursuant to the agreements relating to the debentures, interest on the debentures was paid in shares of the Company’s common stock in lieu of cash. In the first quarter of 2002, interest was paid on the debentures in the form of 105,708 shares of CSK Auto Corporation common stock. The Company elected to pay interest accrued on the debentures, for the period April 1, 2002 to the date of conversion, in the form of 30,872 additional shares of CSK Auto Corporation common stock. The following table illustrates the book value of the notes at the time of conversion ($ in thousands):

Face value of Convertible Subordinated Debentures	$50,000
Unamortized debt discount	(838)
Unamortized debt issuance costs	(3,045)

Amount converted to equity	$46,117

Stock Offering

      On July 2, 2002, CSK Auto Corporation sold 6,878,300 primary shares of common stock in an underwritten public offering at $12 per share. In addition, a selling stockholder sold an additional 2,600,000 shares in the offering. The Company received no proceeds from the shares sold by the selling stockholder. Issuance costs related to the stock offering approximated $0.7 million. These costs included approximately $0.4 million of legal, accounting and printing fees charged to additional paid in capital for the primary offering and approximately $0.3 million of costs charged to operating expense for the secondary offering. Proceeds from the primary offering were used to retire approximately $71.7 million of Auto’s outstanding 11% Senior Subordinated Notes due 2006. The early extinguishment of this debt resulted in an extraordinary loss of approximately $3.7 million, net of approximately $2.3 million of income tax benefit, primarily as a result of the payment of an early redemption premium and the write off of deferred debt issuance costs. The components of this transaction are as follows ($ in thousands):

Proceeds:
Gross proceeds at $12 per share	$82,540
Underwriting discount	(3,921)

Net proceeds	$78,619

Uses:
Partial retirement of 11% Senior Subordinated Notes	$(71,703)
Premium on note retirement — charged to extraordinary loss	(3,943)
Accrued interest on note retirement	(1,972)
Issuance costs	(741)
General corporate purposes	(260)

Total use of funds	$(78,619)

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

      Calculation of shares used in computing per share amounts is summarized as follows (unaudited):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 4,	August 5,	August 4,	August 5,
	2002	2001	2002	2001

Weighted average number of shares outstanding (Basic)	39,826,079	27,841,178	36,099,845	27,841,178
Effects of dilutive securities	312,584	—	78,683	—

Weighted average number of shares outstanding (Dilutive)	40,138,663	27,841,178	36,178,528	27,841,178

Shares excluded as a result of anti-dilution:
Stock options	694,591	2,854,691	2,156,554	2,914,620
Conversion of convertible subordinated debentures	958,957	—	3,369,594	—

Note 4 — Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”, and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations.” The provisions of SFAS 141: (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and (3) generally require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142: (1) prohibit the amortization of goodwill and indefinite-lived intangible assets; (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year.

      The Company adopted the provisions of SFAS 141 and 142 on February 4, 2002. The Company completed the transitional impairment test during the second quarter of 2002 and determined that there was no impairment of existing goodwill. The remaining balance of goodwill is $127.1 million. In accordance with SFAS 142, the Company ceased amortization of its remaining goodwill.

      SFAS 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. The following table provides pro forma net income and earnings per share data for the thirteen and twenty-six weeks ended August 4, 2002 and August 5, 2001, to illustrate the impact of goodwill amortization on the results of the prior year period ($ in thousands except per share amounts):

	Thirteen Weeks		Twenty-six Weeks
	Ended		Ended

	August 4,	August 5,	August 4,	August 5,
	2002	2001	2002	2001

Reported net income (loss)	$4,087	$(23,837)	$7,467	$(21,584)
Add: goodwill amortization, net of tax	—	815	—	1,597

Pro forma net income (loss)	$4,087	$(23,022)	$7,467	$(19,987)

Basic earnings per share:
Earnings (loss) per share, as reported	$0.10	$(0.86)	$0.21	$(0.78)
Goodwill amortization, net of tax	—	0.03	—	0.06

Pro forma earnings (loss) per share	$0.10	$(0.83)	$0.21	$(0.72)

Diluted earnings per share:
Earnings (loss) per share, as reported	$0.10	$(0.86)	$0.21	$(0.78)
Goodwill amortization, net of tax	—	0.03	—	0.06

Pro forma earnings (loss) per share	$0.10	$(0.83)	$0.21	$(0.72)

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on its financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). The Company adopted SFAS No. 144 as of the beginning of fiscal 2002. The adoption of this standard did not have a material effect on the Company’s financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements and addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company plans to adopt the provisions of SFAS 145 by February 3, 2003. During the second

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of fiscal 2002, the Company recorded an extraordinary loss of $3.7 million (net of income tax benefit) relating to the early retirement of debt. SFAS No. 145 will require that this amount be reclassified to operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early implementation encouraged. The Company is currently analyzing the impact of this pronouncement on its financial statements; however, adoption of the pronouncement may impact the timing of recognition of closed store charges.

Note 5 — Interest Rate Swap

      During February 2002, the Company entered into an interest rate swap agreement to convert the interest rate payment obligation on $100.0 million of its 12% Senior Notes to a floating rate, set quarterly, equal to the 3 month LIBOR rate plus 760 basis points. At the time the agreement commenced, the Company’s fixed rate debt was approximately 66% of its outstanding debt. The Company’s fixed rate debt, on average, carries higher interest rates than its variable rate debt. The interest rate swap is intended to provide a better balance of fixed and variable rate debt instruments and to hedge the fair value of these notes against potential movements in market interest rates. For accounting purposes, the interest rate swap is designated and qualifies as a fair value hedge of a portion of the Company’s fixed rate debt instruments. As the critical terms of the swap match those of the underlying hedged debt, the change in fair value of the swap is perfectly offset by changes in fair value of the debt.

      At August 4, 2002, the fair value of the interest rate swap approximated $2.9 million. The differential to be paid or received under this agreement is accrued consistently with the terms of the agreement and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counter parties are included in other liabilities or assets. Cash flows related to the interest rate swap agreement are classified as operating activities in the Consolidated Statement of Cash Flows. For the thirteen and twenty-six weeks ended August 4, 2002, the Company reduced interest expense by approximately $0.6 million and $1.1 million respectively, as a result of the interest rate swap. There were no interest rate swaps in place in the comparable period last year.

Note 6 — Legal Matters

      The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and, based on the current amended complaint, 255 individual auto parts dealers. The complaint alleges that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 15 of the individual plaintiffs asserted claims against the Company. The complaint, as amended, alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. In May 2002, the Company reached a settlement with all the plaintiffs that provides for the payment of nominal

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration by the Company. As the first step in the settlement, the attorneys for the Company and the plaintiffs have filed with the Court a Stipulation and Order for the dismissal with prejudice of all claims by all plaintiffs against the Company. This Stipulation and Order has been signed by the Court.

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

Note 7 — Store Closing Costs

      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, the Company analyzes sales trends and geographical and competitive factors to determine the viability and future profitability of its store locations. If a store location does not meet the Company’s required projections, it is identified for closure. As a result of the Company’s acquisitions over the last several years, the Company has closed numerous locations as a result of store overlap with previously existing store locations. In these situations, the Company negotiates with the landlord to attempt to cancel the lease or the Company attempts to sublease the closed store to a third party to reduce the Company’s future exposure.

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

      As of August 4, 2002, the Company had a total of 239 store locations included in the allowance for store closing costs. Of this total, 52 locations were vacant, 176 locations were subleased and 11 locations were identified for closure but remained open. In addition to these store locations, we had 66 service centers of which 10 were vacant and 56 were subleased. During the second half of fiscal 2002, the Company expects cash outflows related to these locations of approximately $2.5 million for rent on vacant locations, related occupancy expenses, leasing commissions and net shortfalls on cash rents from subleased locations.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the first half of fiscal 2002, the Company recorded gross store closing costs of $0.5 million relating to 13 stores identified for closure. Activity in the provision for store closings and the related store closing costs for the first half of fiscal 2002, is as follows ($ in thousands):

Balance, beginning of year	$6,771
Store closing costs, gross	539
Payments:
Rent expense, net of sublease recoveries	(2,676)
Occupancy and other expenses	(1,106)
Sublease commissions and buyouts	(757)

Total payments	(4,539)

Balance, end of quarter	$2,771

      On a fiscal year basis, store count activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning		Plan		Balance to
Fiscal Year	Balance	Stores Added	Amendments	Stores Closed	be Closed

2000	28	24	(1)	(42)	9
2001	9	46	(2)	(46)	7
2002(through August 4, 2002)	7	13	—	(9)	11

      At August 4, 2002, there were 11 stores remaining to be closed under the Company’s store closing plans. The table below details the progress of store closings under the store closing plans by fiscal year:

	Stores in	Plan		Balance to
Fiscal Year of Accrual	Closing Plan	Amendments	Stores Closed	Be Closed

1999	87	(2)	(84)	1
2000	24	—	(24)	—
2001	46	(2)	(44)	—
2002(through August 4, 2002)	13	—	(3)	10
				11

Note 8 — Sale of Stores

      During the second quarter of fiscal 2002, the Company sold 13 stores in Texas. The stores were sold, as they are geographically remote from the Company’s other operations. This transaction resulted in net cash proceeds of approximately $4.2 million and a loss on sale of approximately $0.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters). Our business is, in addition, affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers tend to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase.

Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks		Twenty-six Weeks
	Ended		Ended

	August 4,	August 5,	August 4,	August 5,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.3	61.5	55.1	57.2

Gross profit	45.7	38.5	44.9	42.8
Operating and administrative expenses	38.3	38.3	38.1	39.4
Store closing and other restructuring costs	0.1	5.6	0.1	3.3
Legal settlement costs	—	0.5	—	0.3
Loss on sale of stores	0.2	—	0.1	—
Secondary stock offering costs	—	—	—	—
Goodwill amortization	—	0.4	—	0.3

Operating profit (loss)	7.1	(6.3)	6.6	(0.5)
Interest expense	4.1	3.8	4.4	4.3

Income (loss) before income taxes	3.0	(10.1)	2.2	(4.8)
Income tax expense (benefit)	1.0	(3.9)	0.8	(1.9)

Income (loss) before extraordinary loss	2.0	(6.2)	1.4	(2.9)
Extraordinary loss, net of income tax	(0.9)	—	(0.4)	—

Net income (loss)	1.1%	(6.2)%	1.0%	(2.9)%

Thirteen Weeks Ended August 4, 2002 Compared to Thirteen Weeks Ended August 5, 2001

      Net sales for the thirteen weeks ended August 4, 2002 (the “second quarter of fiscal 2002”) increased 4.3% to $398.3 million from sales of $381.7 million in the thirteen weeks ended August 5, 2001 (the “second quarter of fiscal 2001”). Comparable store sales increased by 7%. During the second quarter of fiscal 2002, we opened 4 stores, relocated 1 store, closed 1 store in addition to the store closed due to relocation and sold 13 stores in west Texas. At August 4, 2002, we had 1,114 stores in operation, compared to 1,154 at the end of the second quarter of fiscal 2001. Sales increased during the quarter despite our lower store count due to our improved inventory in-stock position and our new merchandise offerings.

      Gross profit was $182.1 million, or 45.7% of net sales, in the second quarter of fiscal 2002 as compared to $147.1 million, or 38.5% of net sales, for the second quarter of fiscal 2001. Gross profit in the second quarter of fiscal 2001 was negatively impacted by charges of approximately $23.1 million for our Profitability Enhancement Program (“PEP”). In addition, gross profit margin in the second quarter of fiscal 2002 increased, reflecting our improved inventory in-stock position and the realization of more cash discounts and vendor allowances as a result of our increased liquidity.

      Operating profit for the second quarter of fiscal 2002 totaled $28.2 million, or 7.1% of net sales, compared to an operating loss of $24.0 million, or 6.3% of net sales, for the second quarter of fiscal 2001. Operating profit for the second quarter of fiscal 2001 was negatively impacted by an additional $21.5 million of costs and charges incurred largely in connection with our PEP, as well as $2.0 million of charges incurred in connection with certain legal settlements. Operating profit for the second quarter of fiscal 2002 was negatively impacted by a $0.8 million loss on the sale of 13 west Texas stores and $0.3 million of costs associated with our July 2002 stock offering. Operating profit for the second quarter of fiscal 2002 increased primarily as a result of the higher gross profit that was realized plus the absence of PEP costs and charges.

      Interest expense was $16.2 million for the second quarter of fiscal 2002 compared to $14.7 million in the second quarter of fiscal 2001. The increased interest expense is a result of higher amortization of fees associated with the recent refinancing ($0.8 million) and more high-yield debt outstanding when compared to the second quarter of fiscal 2001. Because we used equity proceeds to retire debt in the second quarter, we expect interest expense to decrease significantly during the remainder of fiscal 2002. This is more fully explained under the section titled Liquidity and Capital Resources.

      Income tax expense for the second quarter of fiscal 2002 was $4.1 million, compared to an income tax benefit of $14.8 million in the second quarter of fiscal 2001. The income tax benefit in the second quarter of fiscal 2001 was primarily the result of net losses from the previously described PEP charges that were taken during the quarter. Our effective tax rate during the second quarter of 2002 was approximately 34.7% and benefited from the realization of certain tax credits and the reversal of reserves no longer considered necessary.

      Net income for the second quarter of fiscal 2002 was $4.1 million, or $0.10 per diluted common share, on a weighted average share base of 40.1 million shares, compared to a net loss of $23.8 million, or $(0.86) per diluted common share, on a weighted average share base of 27.8 million shares in the second quarter of fiscal 2001. The substantial increase in the weighted average number of fully diluted outstanding common shares is the result of our recent stock offering that included approximately 6.9 million shares and the conversion in May 2002 of $50.0 million of convertible subordinated debentures into approximately 5.8 million shares of common stock. In addition to the items discussed above, the second quarter of fiscal 2002 was negatively impacted by an extraordinary loss of $3.7 million, net of an income tax benefit of $2.3 million. The extraordinary loss was due to the costs associated with the early retirement of approximately $71.7 million of Auto’s 11% Senior Subordinated Notes due 2006.

Twenty-six Weeks Ended August 4, 2002 Compared to Twenty-six Weeks Ended August 5, 2001

      Net sales for the twenty-six weeks ended August 4, 2002 (“first half of fiscal 2002”) increased 4.9% to $773.9 million from net sales of $737.8 in the comparable twenty-six weeks ended August 5, 2001 (“first half of fiscal 2001”). Comparable store sales increased 7% for the first half of fiscal 2002. Sales increased during the first half of fiscal 2002, despite our lower store count, due to our improved inventory in-stock position, our new merchandise offerings and our increased promotional activities, which occurred primarily in the first quarter of fiscal 2002.

      Gross profit was $347.2 million, or 44.9% of net sales, for the first half of 2002 as compared to $315.7 million or 42.8% of net sales in the first half of 2001. Gross profit in the fiscal 2001 period was reduced by approximately $23.1 million of charges incurred in connection with our PEP. On a comparable basis and excluding the effect in 2001 of the PEP charges, as a percentage of sales, gross profit for the first half of fiscal 2001 was 45.9%, which exceeded the rate of gross profit earned in the first half of fiscal 2002. This lower gross profit percentage in fiscal 2002 was expected because during the first quarter of fiscal 2002, we took several steps to encourage former and existing customers to return to our stores and to attract new customers who may have never previously shopped in one of our stores. These initiatives included: (1) an increased emphasis on promotional activities and promotional pricing to stimulate customer awareness; (2) the commencement of a new merchandising program that features garage maintenance and organizational products, items that we had never previously stocked; and (3) a replenishment of inventory to return our stores to more normal levels of product availability. While these steps were successful in increasing customer counts, average sale amount and total sales levels, they expectedly produced lower gross profit margins. We reduced our promotional activity in the second quarter of fiscal 2002 and we anticipate further reductions in future quarters, which should improve our overall gross profit percentage. Our gross profit percentage in the first quarter of 2002 was 44.0% compared to 45.7% in the second quarter and 44.9% for the year to date.

      Operating profit for the first half of fiscal 2002 totaled $51.3 million, or 6.6% of net sales, compared to an operating loss of $3.8 million, or 0.5% of net sales for the first half of fiscal 2001. Operating profit for the first half of fiscal 2001 was negatively impacted by approximately $23.1 million of PEP charges that reduced gross profit and an additional $21.5 million of other PEP costs and charges. There was also a charge in the first half of fiscal 2001 of $2.0 million for certain legal settlements. Operating profit for the first half of fiscal 2002 was negatively impacted by a $0.8 million loss on the sale of 13 west Texas stores and $0.3 million of costs associated with our July 2002 stock offering. In addition to the items mentioned above, operating profit has increased primarily as a result of cost reductions associated with the PEP and the leveraging of fixed administrative costs over rising comparable store sales.

      Interest expense for the first half of 2002 increased to $33.9 million from $31.4 million in the same period last year due to increased amortization of costs associated with the refinancing, slightly higher outstanding loan balances and slightly higher interest rates. See Liquidity and Capital Resources for a discussion of our current capitalization.

      Income tax expense for the first half of fiscal 2002 was $6.2 million compared to an income tax benefit of $13.6 million in the first half of fiscal 2001. The income tax benefit in the 2001 period was due to our net loss. The income tax rate for the first half of fiscal 2002 was 35.8%, which was slightly lower than our normal income tax rate due to the availability of certain tax credits during the current fiscal period.

      Net income for the first half of fiscal 2002 increased to $7.5 million or $0.21 per diluted common share, assuming a share count of 36.2 million shares, from a loss of $21.6 million, or $(0.78) per diluted common share, assuming a share count of 27.8 million shares in the first half of fiscal 2001. The substantial increase in the weighted average number of fully diluted outstanding common shares is the result of our recent offering of approximately 6.9 million shares and the conversion in May 2002 of $50.0 million of convertible subordinated debentures into approximately 5.8 million shares of common stock. Net income for the first half of fiscal 2002 includes an extraordinary charge of $3.7 million, net of an income tax benefit of $2.3 million, for costs associated with the retirement of approximately $71.7 million of Auto’s 11% Senior Subordinated Notes due 2006.

Liquidity and Capital Resources

Overview of Liquidity

      During fiscal 2001, we completed a refinancing (the “Refinancing”) of our capital structure that resulted in the elimination of scheduled bank debt amortization payments prior to the end of 2004, the extension of debt maturities and enhanced liquidity. The Refinancing consisted of the following: (1) the issuance of a $30.0 million, 7% convertible subordinated note, which was converted during fiscal 2001 into approximately 4.5 million shares of CSK Auto Corporation common stock at a conversion price of $6.63 per share; (2) a new three-year $300.0 million senior secured, asset-based credit facility due in December 2004 comprised of a $170.0 million non-amortizing term loan and a $130.0 million revolving credit facility; (3) the issuance of $280.0 million of 12% Senior Notes due 2006; and (4) the issuance of $50.0 million of 7% Convertible Subordinated Debentures due December 2006 and related make-whole warrants at a conversion price of $8.69 per share.

      On May 20, 2002, the $50 million Convertible Subordinated Debentures were converted at our election into approximately 5.75 million shares of our common stock at the contractual conversion price of $8.69 per share. In addition, we elected to pay interest on the debentures in additional shares of our common stock in lieu of cash. Of the additional interest shares issued, 105,708 were issued during the first quarter of fiscal 2002 and 30,872 were issued during the second quarter of fiscal 2002.

      On July 2, 2002, we sold 6,878,300 primary shares of common stock in an underwritten public offering at $12 per share. In addition, a selling stockholder sold an additional 2,600,000 shares in the offering. We received no proceeds from the shares sold by the selling stockholder. Issuance costs related to the stock offering approximated $0.7 million. These costs included approximately $0.4 million of legal, accounting and printing fees charged to additional paid in capital for the primary offering and approximately $0.3 million of costs charged to operating expense for the secondary offering.

      Proceeds from this offering were used to retire approximately $71.7 million of Auto’s outstanding 11% Senior Subordinated Notes due 2006. The early extinguishment of this debt resulted in an extraordinary loss of approximately $3.7 million, net of approximately $2.3 million of income tax benefit, primarily as a result of the payment of an early redemption premium and the write off of deferred debt issuance costs. Redemption of these 11% Senior Subordinated Notes will reduce the cash needed to fund interest expense by approximately $3.9 million for the balance of fiscal 2002. The sources and uses of funds of this transaction are as follows ($ in thousands):

Proceeds:
Gross proceeds at $12 per share	$82,540
Underwriting discount	(3,921)

Net proceeds	$78,619

Uses:
Partial retirement of 11% Senior Subordinated Notes	$(71,703)
Redemption premium on retired notes — charged to extraordinary loss	(3,943)
Accrued interest on retired notes	(1,972)
Issuance costs	(741)
General corporate purposes	(260)

Total use of funds	$(78,619)

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. Due to the Refinancing, we will not be required to make any debt amortization payments prior to December 2004 other than capital lease payments. We intend to finance our cash requirements with cash flow from operations and borrowings under our senior credit facility. The following table outlines our working capital and liquidity ($ in thousands):

	Aug. 4, 2002	Feb. 3, 2002

Net current assets	$521,426	$498,914

Cash	$16,519	$16,084
Availability under revolving line of credit	49,124	35,885

Total liquidity	$65,643	$51,969

      As of August 4, 2002, we had net working capital of approximately $521.4 million, an increase of $22.5 million, or 4.5%, compared to February 3, 2002. Inventory levels increased to $652.8 million at the end of the first half of fiscal 2002 from $619.6 million at the end of fiscal 2001. The increase in working capital primarily relates to the $33.2 million increase in inventories consistent with our return to a more normal inventory in-stock position and the acquisition of new product types in support of the new merchandise programs offset by an increase in accounts payable of $16.3 million in connection with the related inventory purchases and extended payment terms.

      As of August 4, 2002, we had total liquidity (cash plus availability under our existing revolving credit facility) of approximately $65.6 million. Availability under our revolving credit agreement is controlled by borrowing base limitations applicable to that facility. The borrowing base formula is equal to the lesser of $300.0 million and the sum of certain percentages of our eligible inventory and accounts receivable. As a result of the limitations imposed by the borrowing base formula, at August 4, 2002, we could only borrow up to

$282.7 million of the total $300.0 million facility. Accordingly, we have $17.3 million of additional borrowing capacity that has not been included in our liquidity calculation but that may become available, in the future, subject to the borrowing base calculation.

      Debt is an important part of our overall capitalization. While we are still highly leveraged, our total outstanding debt balances have decreased as a result of our recent conversion of $50.0 million in outstanding convertible subordinated debentures to common stock, our recent stock offering and subsequent retirement of approximately $71.1 million of outstanding 11% Senior Subordinated Notes due 2006. Our debt to equity ratio continues to improve. The table below details our debt to equity ratio ($ in thousands):

	Aug. 4, 2002	Feb. 3, 2002

Debt, including capital lease obligations	$544,689	$670,843
Equity	$287,734	$154,286

Debt to equity ratio	1.9	4.3

Analysis of Cash Flows

      During the first half of fiscal 2002, net cash provided by operating activities was $6.0 million compared to $27.2 million of cash provided by operating activities during the first half of fiscal 2001. The largest components of the change in cash flow from operations relate to: (1) an increase in payments for accounts payable made during the fiscal 2002 period as a result of our improved liquidity arising from our Refinancing, where $16.3 million of cash was provided compared to $26.0 million provided during the comparable 2001 period; (2) an increase in inventory where $36.9 million was used to purchase inventory in the first half of fiscal 2002 compared to $21.4 million used to purchase inventory during the comparable 2001 period; and (3) an increase in payments for accrued expenses of $17.7 million. Now that inventory and accounts payable levels have stabilized, we expect higher cash flows from operating activities for the remainder of the fiscal year.

      Net cash provided by investing activities totaled $0.8 million for the first half of fiscal 2002, compared to $4.9 million used in investing activities during the comparable 2001 period. The increase in cash provided by investing activities during fiscal 2002 was the result of (1) $4.2 million in proceeds from the sale of 13 stores in west Texas in the first half of fiscal 2002 (no similar sales occurred in the comparable 2001 period); and (2) $4.2 million less in capital expenditures in the first half of fiscal 2002 than in the comparable 2001 period. These sources of cash were offset in part by $3.1 million less in proceeds from assets held for sale in the 2002 fiscal period.

      Net cash used in financing activities totaled $6.5 million for fiscal 2002 compared to $19.3 million in fiscal 2001. This decrease relates primarily to lower payments on our senior credit facility, where $7.0 million in net payments were made during fiscal 2002 compared to $12.3 million in net payments made during fiscal 2001.

Store Closures

      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required projections, it is identified for closure. As a result of our acquisitions over the last several years, we have closed numerous locations due to store overlap with previously existing store locations. In these situations, we negotiate with the landlord to attempt to cancel the lease or we attempt to sublease the store to a third party to reduce our future exposure.

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

      As of August 4, 2002, we had a total of 239 store locations included in the allowance for store closing costs. Of this total, 52 locations were vacant, 176 locations were subleased and 11 locations were identified for closure but remained open. In addition to these store locations, we had 66 service centers of which 10 were vacant and 56 were subleased. During the second half of fiscal 2002, we expect cash outflows related to these locations of approximately $2.5 million for rent on vacant locations, related occupancy expenses, leasing commissions and net shortfalls on cash rents from subleased locations.

      During the first half of fiscal 2002, we recorded gross store closing costs of $0.5 million relating to 13 stores identified for closure. Activity in the provision for store closings and the related store closing costs for the first half of fiscal 2002, is as follows ($ in thousands):

Balance, beginning of year	$6,771
Store closing costs, gross	539
Payments:
Rent expense, net of sublease recoveries	(2,676)
Occupancy and other expenses	(1,106)
Sublease commissions and buyouts	(757)

Total payments	(4,539)

Balance, end of quarter	$2,771

      On a fiscal year basis, store count activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Fiscal Year	Balance	Added	Amendments	Closed	be Closed

2000	28	24	(1)	(42)	9
2001	9	46	(2)	(46)	7
2002(through August 4, 2002)	7	13	—	(9)	11

      At August 4, 2002, there were 11 stores remaining to be closed under our store closing plans. The table below details the progress of store closings under the store closing plans by fiscal year:

	Stores in	Plan	Stores	Balance to
Fiscal Year of Accrual	Closing Plan	Amendments	Closed	be Closed

1999	87	(2)	(84)	1
2000	24	—	(24)	—
2001	46	(2)	(44)	—
2002(through August 4, 2002)	13	—	(3)	10
				11

Sale of Stores

      During the second quarter of fiscal 2002, we sold 13 stores in Texas. The stores were sold, as they are geographically remote from the Company’s other operations. This transaction resulted in net cash proceeds of approximately $4.2 million and a loss on sale of approximately $0.8 million.

Risk Factors Affecting Liquidity and Capital Resources

Sales Trends

      Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters). In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase.

      As a result of our Refinancing during fiscal 2001, we were able to improve relationships with our vendors and eliminate many out-of-stock conditions that we believe had resulted in dissatisfaction amongst our customers and decreased sales in late fiscal 2001. Since the completion of our Refinancing, our same-store sales increases have been in the mid-single digits. In addition, our same store retail customer counts have become positive. This improved sales performance reflects our improved inventory position and the generally favorable dynamics in the U.S. automotive aftermarket sector.

      Considering our improved financial position, we expect net sales for the remainder of fiscal 2002 to increase by approximately 4% to 6% on a same-store basis. However, any unusual weather conditions, competitive pressures, or other adverse changes to our business or the economy in general could materially affect our financial position and results of operations.

Inflation

      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.

Debt Covenant Compliance

      Our senior credit facility contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions on indebtedness, liens, guarantee obligations, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, dividends and other restricted junior payments, transactions with affiliates, change in business conducted, and certain prepayments and amendments of subordinated indebtedness. Our revolving credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. The Leverage Ratio is “consolidated total funded debt”, as defined in the debt agreement, divided by “consolidated EBITDA” as defined in the debt agreement. The Interest Coverage Ratio is “consolidated EBITDA”, as defined in the debt agreement, divided by “cash interest expense”, as defined in the debt agreement. At August 4, 2002 our Leverage Ratio was 4.05 to 1.00; and our Interest Coverage Ratio was 2.39 to 1.00 both of which were in compliance with the related covenants. The following table shows the ratios that we need to meet through the life of our debt agreement.

Interest
		Leverage	Coverage
	Fiscal	Ratio	Ratio
Fiscal Year	Quarter	(must be below)	(must be above)

2002	Third	4.50 to 1.00	2.00 to 1.00
2002	Fourth	4.25 to 1.00	2.00 to 1.00
2003	First	4.25 to 1.00	2.00 to 1.00
2003	Second	3.75 to 1.00	2.25 to 1.00
2003	Third	3.75 to 1.00	2.25 to 1.00
2003	Fourth	3.75 to 1.00	2.25 to 1.00
2004	First	3.75 to 1.00	2.25 to 1.00
2004	Second	3.50 to 1.00	2.50 to 1.00
2004	Third	3.50 to 1.00	2.50 to 1.00
2004	Fourth	3.50 to 1.00	2.50 to 1.00

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

Interest Rates

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt is sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit facility, which is primarily affected by movements in the LIBOR rate. During February 2002, we entered into an interest rate swap agreement which converted the interest payment obligation on $100.0 million of our 12% Senior Notes to a floating rate, set quarterly, equal to the 3 month LIBOR rate plus 760 basis points.

      At August 4, 2002, including the $100.0 million of notes that are part of the interest rate swap agreement, 59% of our outstanding debt was at variable interest rates and 41% of our outstanding debt was at fixed interest rates. With $320.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.2 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

      Currently our debt instruments are rated by the major debt rating agencies. A downgrade of our ratings would make it more difficult and more costly for us to obtain additional financing.

Critical Accounting Matters

      For a discussion of our critical accounting matters, please refer to our Annual Report on Form 10K/ A filed on May 10, 2002.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”, and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations.” The provisions of SFAS 141: (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and (3) generally require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142: (1) prohibit the amortization of goodwill and indefinite-lived intangible assets; (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year.

      We adopted the provisions of SFAS 142 on February 4, 2002. We completed the transitional impairment test during the second quarter of 2002 and determined that there was no impairment of existing goodwill. The remaining balance of goodwill is $127.1 million. In accordance with SFAS 142, we ceased amortization of this remaining goodwill.

      SFAS 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. The following table provides pro forma net income and earnings per share data for the thirteen and twenty-six weeks ended August 4, 2002 and August 5, 2001, to illustrate the impact of goodwill amortization on the results of the prior year period ($ in thousands except per share amounts).

	Thirteen Weeks		Twenty-six Weeks
	Ended		Ended

	August 4,	August 5,	August 4,	August 5,
	2002	2001	2002	2001

Reported net income (loss)	$4,087	$(23,837)	$7,467	$(21,584)
Add: goodwill amortization, net of tax	—	815	—	1,597

Pro forma net income (loss)	$4,087	$(23,022)	$7,467	$(19,987)

Basic earnings per share:
Earnings (loss) per share as reported	$0.10	$(0.86)	$0.21	$(0.78)
Goodwill amortization, net of tax	—	0.03	—	0.06

Pro forma earnings (loss) per share	$0.10	$(0.83)	$0.21	$(0.72)

Diluted earnings per share:
Earnings (loss) per share as reported	$0.10	$(0.86)	$0.21	$(0.78)
Goodwill amortization, net of tax	—	0.03	—	0.06

Pro forma earnings (loss) per share	$0.10	$(0.83)	$0.21	$(0.72)

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a significant impact on our financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). We adopted SFAS No. 144 as of the beginning of fiscal 2002. The adoption of this standard did not have a material effect on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We plan to adopt the provisions of SFAS No. 145 by February 3, 2003. During the second quarter of fiscal 2002, we recorded an extraordinary loss of $3.7 million (net of income tax benefit) relating to the early retirement of debt. SFAS No. 145 will require that this amount be reclassified to operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early implementation encouraged. We are currently analyzing the impact of this pronouncement on our financial statements; however, adoption of the pronouncement may impact the timing of recognition of closed store charges.

Forward-looking Statements

      The foregoing Management’s Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management’s assumptions and beliefs in light of the information currently available. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors that may cause differences are identified in our Annual Report on Form 10-K/ A, and are incorporated herein by reference.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      See “Risk Factors Affecting Liquidity and Capital Resources” above.

Item 4.     Controls and Procedures

      Not applicable

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and, based on the current amended complaint, 255 individual auto parts dealers. The complaint alleges that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 15 of the individual plaintiffs asserted claims against us. The complaint, as amended, alleges that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act.. In May 2002, we reached a settlement with all of the plaintiffs that provides for the payment of nominal consideration by us. As the first step in the settlement, we and the attorneys for the plaintiffs have filed with the Court a Stipulation and Order for the dismissal with prejudice of all claims by all plaintiffs against us. The Court has executed this Stipulation and Order.

      We currently and from time to time are involved in other litigation incidental to the conduct of our business. The damages claimed in some of this litigation are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial position, results of operations or cash flows

Item 2.     Changes in Securities and Use of Proceeds

      NONE

Item 3.     Defaults upon Senior Securities

      NONE

Item 4.     Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on June 12, 2002. The following are the results of the matters voted upon at the meeting:

I.	Stockholders elected thirteen directors to serve until the 2003 Annual Meeting of the Stockholders. The stockholders voted as follows:

Directors	Vote for	Withheld

Maynard L. Jenkins Jr.	31,403,985	109,507
James G. Bazlen	31,403,435	110,057
James O. Egan	31,091,475	422,017
Morton Godlas	31,092,675	420,817
Terilyn A. Henderson	31,393,025	120,467
Charles K. Marquis	30,946,234	567,258
Simon Moore	31,394,135	119,357
Frederick J. Rowan II	31,403,935	109,557
Robert Smith	31,068,125	445,367
Christopher J. Stadler	31,407,235	106,257
Jules Trump	31,377,875	135,617

Directors	Vote for	Withheld

Eddie Trump	31,377,875	135,617
Savio W. Tung	30,980,392	533,100

II.	Stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending February 2, 2003. The stockholders voted as follows:

For: 31,070,587	Against: 436,188	Abstain: 6,717

III.	Stockholders approved the adoption of the 2002 Executive Incentive Program covering certain senior executives. The stockholders voted as follows:

For: 31,239,433	Against: 266,137	Abstain: 7,922

IV.	Stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock. The stockholders voted as follows:

For: 31,472,952	Against: 33,088	Abstain: 7,452

Item 5.     Other Information

      NONE

Item 6.     Exhibits and Reports on Form 8-K

      (a)     Exhibits:

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the restated certificate of incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, filed on June 13, 2002.
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
4.01.1	Registration Rights Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed December 11, 2001.
4.01.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.01.3	Amendment No. 1 to Securities Purchase Agreement dated as of May 16, 2002 by and between CSK Auto Corporation, LB I Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.04.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).

4.01.4	Amended and Restated Registration Rights Agreement, dated May 16, 2002, by and between CSK Auto Corporation, LB I Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
4.02	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4.02.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.02.2	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
4.02.3	Amendment No. 1 to the December 21, 2001 Credit Agreement, dated June 5, 2002, by and among CSK Auto, Inc., the several lenders from time to time parties to the Credit Agreement (the “Lenders”), JPMORGAN CHASE BANK, as administrative agent for the Lenders, CREDIT SUISSE FIRST BOSTON, as syndication agent for the Lenders and UBS AG, STAMFORD BRANCH, as documentation agent for the Lenders, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on June 6, 2002.
4.03	ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.01	Promissory Note, dated May 14, 2002, between CSK Auto Corporation and Martin Fraser.
10.02	Stock Pledge Agreement, dated May 14, 2002, between CSK Auto Corporation and Martin Fraser.
10.03	Purchase Agreement, dated June 27, 2002, by and between CSK Auto Corporation, MERRILL LYNCH & CO. Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS WARBURG LLC, CREDIT SUISSE FIRST BOSTON CORPORATION, and GOLDMAN, SACHS & CO. as Representatives of the several Underwriters.
10.04	Third Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 10.18.6 to our Registration Statement on Form S-4, filed on June 6, 2002 (File No. 333-82492).
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

On June 7, 2002 we filed a current report on Form 8-K, to report under item 5 thereof, the issuance of a press release reporting that CSK Auto Corporation filed a registration statement with the Securities and Exchange Commission for a proposed offering of up to 11,283,967 shares of its common stock, 5,642,000 of which will be newly issued shares offered by CSK Auto Corporation and the other 5,641,967 of which are currently owned by certain minority stockholders. Also reported was an amendment to CSK Auto, Inc.’s December 21, 2001 credit agreement to apply the net proceeds of the above mentioned proposed offering to redeem up to $81.25 million in principal of CSK Auto, Inc.’s 11% Senior Subordinated Notes.

On July 17, 2002 we filed a current report on Form 8-K to report under item 5 thereof, the issuance of a press release reporting the extension of time related to an exchange offer. The offer was to exchange up to $280,000,000 of CSK Auto, Inc.’s 12% Senior Notes due 2006, Series A for an equal amount of its outstanding 12% Senior Notes due 2006, Series B.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK AUTO CORPORATION

By:	/s/ DON W. WATSON ______________________________________

Don W. Watson
Chief Financial Officer

DATED: September 18, 2002

CERTIFICATIONS

      I, Maynard L. Jenkins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CSK Auto Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ MAYNARD L. JENKINS

Maynard L. Jenkins
Chief Executive Officer
September 18, 2002

      I, Don W. Watson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CSK Auto Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer
September 18, 2002

Exhibit Index

Exhibit
Number	Description

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the restated certificate of incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, filed on June 13, 2002.
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
4.01.1	Registration Rights Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed December 11, 2001.
4.01.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.01.3	Amendment No. 1 to Securities Purchase Agreement dated as of May 16, 2002 by and between CSK Auto Corporation, LB I Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.04.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
4.01.4	Amended and Restated Registration Rights Agreement, dated May 16, 2002, by and between CSK Auto Corporation, LB I Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
4.02	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4.02.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.02.2	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.

Exhibit
Number	Description

4.02.3	Amendment No. 1 to the December 21, 2001 Credit Agreement, dated June 5, 2002, by and among CSK Auto, Inc., the several lenders from time to time parties to the Credit Agreement (the “Lenders”), JPMORGAN CHASE BANK, as administrative agent for the Lenders, CREDIT SUISSE FIRST BOSTON, as syndication agent for the Lenders and UBS AG, STAMFORD BRANCH, as documentation agent for the Lenders, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on June 6, 2002.
4.03	ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.01	Promissory Note, dated May 14, 2002, between CSK Auto Corporation and Martin Fraser.
10.02	Stock Pledge Agreement, dated May 14, 2002, between CSK Auto Corporation and Martin Fraser.
10.03	Purchase Agreement, dated June 27, 2002, by and between CSK Auto Corporation, MERRILL LYNCH & CO. Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS WARBURG LLC, CREDIT SUISSE FIRST BOSTON CORPORATION, and GOLDMAN, SACHS & CO. as Representatives of the several Underwriters.
10.04	Third Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 10.18.6 to our Registration Statement on Form S-4, filed on June 6, 2002 (File No. 333-82492).
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.