Form 10-Q
period 2002-11-03
CSK AUTO CORP
filed 2002-12-18
CIK 1051848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2002

or

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

Yes ☑          No ☐

      As of December 16, 2002, CSK Auto Corporation had 45,148,900 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 3,	February 3,
	2002	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$15,170	$16,084
Receivables, net of allowances of $3,743 and $5,230, respectively	102,952	84,793
Inventories	659,443	619,629
Deferred income taxes	—	2,718
Assets held for sale	—	1,710
Prepaid expenses and other current assets	16,800	19,847

Total current assets	794,365	744,781

Property and equipment, net	133,818	150,381
Leasehold interests, net	15,208	16,581
Goodwill	127,069	126,846
Deferred income taxes	—	739
Other assets, net	27,663	29,249

Total assets	$1,098,123	$1,068,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$175,097	$157,284
Accrued payroll and related expenses	30,520	33,055
Accrued expenses and other current liabilities	44,965	44,529
Deferred income taxes	5,755	—
Current maturities of capital lease obligations	10,065	10,999

Total current liabilities	266,402	245,867

Amounts due under senior credit facility	209,000	227,000
12% Senior Notes	281,048	275,416
11% Senior Subordinated Notes	9,547	81,250
7% Convertible Subordinated Debentures	—	49,100
Obligations under capital leases	23,928	27,078
Deferred income taxes	1,729	—
Other	7,964	8,580

Total non-current liabilities	533,216	668,424

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized; 45,147,088 and 32,370,746 shares issued and outstanding at November 3, 2002 and February 3, 2002, respectively	452	324
Additional paid-in capital	448,261	322,667
Stockholder receivables	(342)	(686)
Accumulated deficit	(149,866)	(168,019)

Total stockholders’ equity	298,505	154,286

Total liabilities and stockholders’ equity	$1,098,123	$1,068,577

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3,	November 4,	November 3,	November 4,
	2002	2001	2002	2001

	(Unaudited)
Net sales	$383,045	$366,741	$1,156,901	$1,104,584
Cost of sales	202,266	195,628	628,924	617,811

Gross profit	180,779	171,113	527,977	486,773
Other costs and expenses:
Operating and administrative	149,367	146,248	443,570	437,491
Store closing and other restructuring costs	12	11	551	23,782
Legal settlement	—	—	—	2,000
Loss on sale of stores	—	—	847	—
Secondary stock offering costs	—	—	265	—
Goodwill amortization	—	1,191	—	3,609

Operating profit	31,400	23,663	82,744	19,891
Interest expense	14,243	14,317	48,201	45,727

Income (loss) before income taxes	17,157	9,346	34,543	(25,836)
Income tax expense (benefit)	6,471	3,412	12,695	(10,186)

Net income (loss) before extraordinary loss	10,686	5,934	21,848	(15,650)
Extraordinary loss, net of $2,313 of income tax	—	—	(3,695)	—

Net income (loss)	$10,686	$5,934	$18,153	$(15,650)

Basic earnings (loss) per share:
Income (loss) before extraordinary loss	$0.24	0.21	$0.55	(0.56)
Extraordinary loss, net of income tax	—	—	(0.09)	—

Net income (loss)	$0.24	$0.21	$0.46	$(0.56)

Shares used in computing per share amounts	45,154,866	27,842,105	39,129,499	27,842,105

Diluted earnings (loss) per share:
Income (loss) before extraordinary loss	$0.24	0.19	$0.55	(0.56)
Extraordinary loss, net of income tax	—	—	(0.09)	—

Net income (loss)	$0.24	$0.19	$0.46	$(0.56)

Shares used in computing per share amounts	45,313,673	31,939,105	39,236,096	27,842,105

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional
			Paid-in	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balances at February 3, 2002.	32,370,746	$324	$322,667	$(686)	$(168,019)	$154,286
Conversion of Convertible Subordinated Debentures, net of costs (unaudited)	5,753,740	58	46,058	—	—	46,116
Common stock issued in lieu of cash interest paid (unaudited)	136,580	1	1,408	—	—	1,409
Stock offering, net of costs (unaudited)	6,878,300	69	78,073	—	—	78,142
Issuance of loan to stockholder (unaudited)	—	—	—	(125)	—	(125)
Recovery of stockholder receivable (unaudited)	—	—	—	469	—	469
Retirement of common stock (unaudited)	(11,000)	—	(137)	—	—	(137)
Issuance of restricted stock (unaudited)	2,285	—	31	—	—	31
Exercise of stock options (unaudited)	16,437	—	161	—	—	161
Net income (unaudited)	—	—	—	—	18,153	18,153

Balances at November 3, 2002
(unaudited)	45,147,088	$452	$448,261	$(342)	$(149,866)	$298,505

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Thirty-nine Weeks Ended

	November 3,	November 4,
	2002	2001

Cash flows provided by (used in) operating activities:
Net income (loss)	$18,153	$(15,650)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	23,944	24,219
Amortization of deferred financing costs	4,044	2,658
Amortization of other items	2,817	6,196
Accretion of discount	682	—
Provision for write down of inventory	—	17,292
Write downs on disposals of property, equipment and other assets	769	7,675
Extraordinary loss on early retirement of debt, net of income tax benefit	3,695	—
Premium paid on early retirement of debt	(4,368)	—
Loss on sale of stores	847	—
Deferred income taxes	13,254	(10,337)
Change in operating assets and liabilities:
Receivables	(18,161)	(22,587)
Inventories	(43,487)	(33,715)
Prepaid expenses and other current assets	3,047	(1,140)
Accounts payable	17,813	27,671
Accrued payroll, accrued expenses and other current liabilities	(1,115)	10,602
Other operating activities	(1,047)	4,652

Net cash provided by operating activities	20,887	17,536

Cash flows provided by (used in) investing activities:
Capital expenditures	(5,681)	(10,218)
Proceeds from sale of property and equipment and assets held for sale	2,188	5,281
Proceeds from sale of stores	4,217	—
Other investing activities	(2,699)	(2,908)

Net cash used in investing activities	(1,975)	(7,845)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility	247,000	232,000
Payments under senior credit facility	(265,000)	(257,320)
Issuance of Convertible Subordinated Debentures	—	30,000
Issuance of common stock in public offering	82,540	—
Underwriters’ discount and other offering costs	(4,398)	—
Partial retirement of 11% Senior Subordinated Notes	(71,703)	—
Payment of debt issuance costs	(1,113)	(2,102)
Payments on capital lease obligations	(7,565)	(7,061)
Loan to stockholder	(125)	—
Recovery of stockholder receivable	334	—
Exercise of options	161	—
Other financing activities	43	(649)

Net cash used in financing activities	(19,826)	(5,132)

Net increase (decrease) in cash and cash equivalents	(914)	4,559
Cash and cash equivalents, beginning of period	16,084	11,131

Cash and cash equivalents, end of period	$15,170	$15,690

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and Thirty-nine Weeks Ended November 3, 2002

      CSK Auto Corporation is a holding company. At November 3, 2002, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc., a wholly-owned subsidiary (“Auto”). On a consolidated basis, CSK Auto Corporation and Auto are referred to herein as the “Company.”

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At November 3, 2002, the Company operated 1,111 stores in 19 Western and Northern Plains states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

      Auto also operates Automotive Information Systems, Inc. (“AIS”), as a wholly-owned subsidiary. AIS, based in St. Paul, Minnesota, is a leading provider of diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers and the do-it-yourself consumer.

Note 1 — Basis of Presentation

      The unaudited consolidated financial statements included herein were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial position and the results of its operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 3, 2002, as included in the Company’s Annual Report on Form 10-K/ A filed with the Securities and Exchange Commission on May 10, 2002.

Note 2 — Inventories

      Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can only be calculated at the end of a fiscal year based upon the inventory levels and costs at that time. Accordingly, interim LIFO calculations reflected herein are based upon management’s estimates of year-end inventory levels and costs. The replacement cost of inventories approximated $556 million and $528 million at November 3, 2002 and February 3, 2002, respectively.

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

      From time to time, the Company performs an analysis of the net realizable value of the inventory, after consideration of expected disposal costs and normal profit margins, to determine if the LIFO carrying value of the inventory is impaired. Should an impairment be indicated, the carrying value of the inventory would be reduced. No such impairment is indicated based on current market conditions. Historically, the net realizable value of the inventory has exceeded its carrying value. The Company’s analysis for the first thirty-nine weeks of fiscal 2002 indicated that the net realizable value exceeded the carrying value of inventories at November 3, 2002.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Issuance of Common Stock and Earnings Per Share

Conversion of Debentures

      On May 20, 2002, at the election of the Company, the entire $50.0 million of 7% Convertible Subordinated Debentures issued in December 2001 were converted into approximately 5.75 million shares of CSK Auto Corporation common stock. Pursuant to the agreements relating to the debentures, interest on the debentures was paid in shares of the Company’s common stock in lieu of cash. In the first quarter of 2002, interest was paid on the debentures in the form of 105,708 shares of CSK Auto Corporation common stock. The Company elected to pay interest accrued on the debentures for the period April 1, 2002 to the date of conversion in the form of 30,872 additional shares of CSK Auto Corporation common stock. The following table details the amount transferred to stockholders’ equity at the time of conversion ($ in thousands):

Face value of Convertible Subordinated Debentures	$50,000
Unamortized debt discount	(838)
Unamortized debt issuance costs	(3,046)

Amount converted to stockholders’ equity	$46,116

Stock Offering

      On July 2, 2002, CSK Auto Corporation sold 6,878,300 shares of common stock in an underwritten public offering at $12 per share. In addition, a selling stockholder sold 2,600,000 shares in the offering. The Company received no proceeds from the shares sold by the selling stockholder. Issuance costs related to the stock offering approximated $0.7 million. These costs included approximately $0.4 million of legal, accounting and printing fees charged to additional paid in capital for the primary offering and approximately $0.3 million of costs charged to operating expense for the secondary offering. Proceeds from the Company’s sale of shares in this offering were used to retire approximately $71.7 million of Auto’s outstanding 11% Senior Subordinated Notes due 2006. The early extinguishment of this debt resulted in an extraordinary loss of approximately $3.7 million, net of approximately $2.3 million of income tax benefit, primarily as a result of the payment of an early redemption premium and the write off of deferred debt issuance costs. The components of this transaction are as follows ($ in thousands):

Proceeds:
Gross proceeds at $12 per share	$82,540
Underwriting discount	(3,921)

Net proceeds	$78,619

Uses:
Retire 11% Senior Subordinated Notes	$(71,703)
Premium on note retirement – charged to extraordinary loss	(3,943)
Accrued interest on note retirement	(1,972)
Issuance costs	(741)
General corporate purposes	(260)

Total use of funds	$(78,619)

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3,	November 4,	November 3,	November 4,
	2002	2001	2002	2001

Numerator for basic EPS:
Net income (loss)	$10,686	$5,934	$18,153	$(15,650)

Denominator for basic EPS:
Weighted average shares outstanding (basic)	45,155	27,842	39,129	27,842

Numerator for diluted EPS:
Net income (loss)	$10,686	$5,934	$18,153	$(15,650)
Interest savings, net of tax, on assumed conversion of notes	—	294	—	—

Adjusted net income	$10,686	$6,228	$18,153	$(15,650)

Denominator for diluted EPS:
Weighted average shares outstanding (diluted)	45,155	27,842	39,129	27,842
Effect of dilutive stock options	159	25	107	—
Assumed conversion of note	—	4,072	—	—

Weighted average shares outstanding (diluted)	45,314	31,939	39,236	27,842

Shares excluded as a result of anti-dilution:
Stock options	727	2,314	778	2,862
Conversion of subordinated debentures	—	—	2,242	1,354

Total shares excluded	727	2,314	3,020	4,216

Note 4 — Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”, and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provide guidance on the accounting for intangible assets and negative goodwill. The Company adopted the provisions of SFAS 141 on February 4, 2002. The adoption of SFAS 141 had no effect on the Company’s current financial statements.

      SFAS 142 is effective for fiscal years beginning after December 15, 2001 and primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company completed the transitional impairment test during the second quarter of 2002 and determined that there was no impairment of existing goodwill. The remaining balance of goodwill is $127.1 million. In accordance with SFAS No. 142, the Company ceased amortization of its remaining goodwill upon adoption of the standard on February 4, 2002.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. The following table provides pro forma net income and earnings per share data for the thirteen and thirty-nine weeks ended November 3, 2002 and November 4, 2001, to illustrate the impact of goodwill amortization on the results of the prior year period ($ in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3,	November 4,	November 3,	November 4,
	2002	2001	2002	2001

Reported net income (loss)	$10,686	$5,934	$18,153	$(15,650)
Add: goodwill amortization, net of tax	—	756	—	2,186

Pro forma net income (loss)	$10,686	$6,690	$18,153	$(13,464)

Basic earnings per share:
Earnings (loss) per share, as reported	$0.24	$0.21	$0.46	$(0.56)
Goodwill amortization, net of tax	—	0.03	—	0.08

Pro forma earnings (loss) per share	$0.24	$0.24	$0.46	$(0.48)

Diluted earnings per share:
Earnings (loss) per share, as reported	$0.24	$0.19	$0.46	$(0.56)
Goodwill amortization, net of tax	—	0.02	—	0.08

Pro forma earnings (loss) per share	$0.24	$0.21	$0.46	$(0.48)

      In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on its financial statements.

      In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). The Company adopted SFAS No. 144 as of the beginning of fiscal 2002. The adoption of this standard did not have a material effect on the Company’s financial statements.

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements and addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is required and plans to adopt the provisions of SFAS 145 by February 3, 2003. During the second quarter of fiscal 2002, the Company recorded an extraordinary loss of $3.7 million (net of income tax benefit) relating to the early retirement of debt. SFAS 145 will require that this amount be reclassified to operations.

      In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early implementation encouraged. Although the Company is currently analyzing the impact of this pronouncement on its financial statements, adoption of the pronouncement will impact the timing of the Company’s recognition of closed store charges.

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

      At November 3, 2002, the fair value of the interest rate swap approximated $5.0 million. This amount is included in other long-term assets with an identical amount reflected as a basis adjustment to the 12% Senior Notes on the accompanying Consolidated Balance Sheet. The differential to be paid or received under this agreement is accrued consistent with the terms of the agreement and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from the counter party are included in other liabilities or assets. Cash flows related to the interest rate swap agreement are classified as operating activities in the Consolidated Statement of Cash Flows. For the thirteen and thirty-nine weeks ended November 3, 2002, the Company reduced interest expense by approximately $0.6 million and $1.7 million respectively, as a result of the interest rate swap. There were no interest rate swaps in place in the comparable period last year.

Note 6 — Legal Matters

      The Company was served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and, based on the current amended complaint, 255 individual auto parts dealers. The complaint alleges that the Company and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 15 of the individual plaintiffs asserted claims against the Company. The complaint, as amended, alleges that the Company and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. In May 2002, the Company reached a settlement with all the plaintiffs that provides for the payment of nominal consideration by the Company. As the first step in the settlement, the attorneys for the Company and the plaintiffs have filed with the Court a Stipulation and Order for the dismissal with prejudice of all claims by all plaintiffs against the Company. This Stipulation and Order has been signed by the Court.

      The Company currently and from time to time is involved in other litigation incidental to the conduct of its business, including asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on internal review, the Company accrues reserves using its best estimate of probable and reasonably estimable contingent liabilities.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that any of these legal claims, individually or in the aggregate, will result in liabilities material to its consolidated financial position, results of operations or cash flows.

Note 7 — Store Closing Costs

      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, the Company analyzes sales trends and geographical and competitive factors to determine the viability and future profitability of its store locations. If a store location does not meet the Company’s required projections, it is identified for closure. As a result of the Company’s acquisitions over the last several years, the Company has closed numerous locations as a result of store overlap with previously existing store locations. In these situations, the Company negotiates with the landlord to cancel the lease or the Company attempts to sublease the closed store to a third party to reduce the Company’s future exposure.

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

      As of November 3, 2002, the Company had a total of 229 store locations included in the allowance for store closing costs. Of this total, 52 locations were vacant, 170 locations were subleased and 7 locations were identified for closure but remained open. In addition to these store locations, the Company had 59 service centers of which 3 were vacant and 56 were subleased.

      During the first three quarters of fiscal 2002, the Company recorded gross store closing costs of $0.6 million relating to 17 stores identified for closure. Activity in the provision for store closings and the related store closing costs for the first three quarters of fiscal 2002, is as follows ($ in thousands):

Balance, beginning of year	$6,771
Store closing costs, gross	551
Payments:
Rent expense, net of sublease recoveries	(3,893)
Occupancy and other expenses	(1,397)
Sublease commissions and buyouts	(487)

Total payments	(5,777)

Balance, end of quarter	$1,545

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On a fiscal year basis, store count activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Fiscal Year	Balance	Added	Amendments	Closed	be Closed

2000	28	24	(1)	(42)	9
2001	9	46	(2)	(46)	7
2002 (through November 3, 2002)	7	17	—	(17)	7

      At November 3, 2002, there were 7 stores remaining to be closed under the Company’s store closing plans. The table below details the progress of store closings under the store closing plans by fiscal year:

	Stores in	Plan	Stores	Balance to
Fiscal Year of Closing Plan	Closing Plan	Amendments	Closed	Be Closed

1999	87	(2)	(84)	1
2000	24	—	(24)	—
2001	46	(2)	(44)	—
2002 (through November 3, 2002)	17	—	(11)	6

				7

      The remaining store from the 1999 closing plan was closed during the fourth quarter of fiscal 2002.

Note 8 — Sale of Stores

      During the second quarter of fiscal 2002, the Company sold 13 stores in Texas. The stores were sold because they were geographically remote from the Company’s other operations. This transaction resulted in net cash proceeds of approximately $4.2 million and a loss on sale of approximately $0.8 million.

Note 9 — Officer Loan

      In May 2002, the Company extended a personal loan to Mr. Martin Fraser, the Company’s Chief Operating Officer, in the principal amount of $125,000, pursuant to Mr. Fraser’s execution of a Promissory Note and Stock Pledge Agreement. The Promissory Note provided for quarterly payment of interest on the outstanding principal amount of the loan equal to the average interest rate paid by CSK Auto, Inc. under the revolving portion of its senior credit facility during such period.

      On September 30, 2002, Mr. Fraser surrendered 11,000 shares of CSK Auto Corporation common stock to the Company in full payment and satisfaction of the above-referenced loan (including accrued and unpaid interest thereon) and the then outstanding balance of a separate loan in the principal amount of $9,731 (plus the accrued and unpaid interest thereon) which had been extended to Mr. Fraser in February 2000 pursuant to the Company’s Senior Executive Stock Loan Plan. The total number of shares surrendered by Mr. Fraser in exchange for extinguishment of these two loans was determined by dividing the total amount due of $137,280.00 by $12.48, which was the closing price of the Company’s stock on September 30, 2002. Mr. Fraser currently has no outstanding loans with the Company.

Note 10 — Subsequent Event

      On November 20, 2002, entities affiliated with the Carmel Group, a former stockholder group of the Company, sold their remaining approximately 3.0 million shares of CSK Auto Corporation common stock, in an underwritten offering through Merrill Lynch & Co. The offering was made pursuant to the shelf registration

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement filed by the Company with the Securities and Exchange Commission on October 24, 2002. The Company did not receive any proceeds from the sale of this common stock. The Company expects to incur approximately $0.2 million of accounting, legal and miscellaneous expenses associated with this offering.

      Upon the sale by the Carmel Group entities of all of their shares, a stockholders’ agreement originally executed in 1996 and subsequently amended, terminated, except with respect to certain registration rights. As a result of the sale of these shares, Jules Trump, Eddie Trump and Robert Smith, who were nominated to serve on the Company’s board of directors by the Carmel Group pursuant to the terms of the Company’s stockholder agreement, have resigned as directors of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters). Our business is, in addition, affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers tend to defer elective maintenance during those periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase.

Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3,	November 4,	November 3,	November 4,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.8	53.3	54.4	55.9

Gross profit	47.2	46.7	45.6	44.1
Operating and administrative	39.0	39.9	38.3	39.6
Store closing and other restructuring costs	—	—	—	2.2
Legal settlement	—	—	—	0.2
Loss on sale of stores	—	—	0.1	—
Secondary stock offering costs	—	—	—	—
Goodwill amortization	—	0.3	—	0.3

Operating profit	8.2	6.5	7.2	1.8
Interest expense	3.7	3.9	4.2	4.1

Income (loss) before income taxes	4.5	2.6	3.0	(2.3)
Income tax expense (benefit)	1.7	1.0	1.1	(0.9)

Income (loss) before extraordinary loss	2.8	1.6	1.9	(1.4)
Extraordinary loss, net of income tax	—	—	(0.3)	—

Net income (loss)	2.8%	1.6%	1.6%	(1.4)%

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Thirteen Weeks Ended November 3, 2002 Compared to Thirteen Weeks Ended November 4, 2001

      Net sales for the thirteen weeks ended November 3, 2002 (the “third quarter of fiscal 2002”) increased 4.5% to $383.0 million compared to net sales of $366.7 million in the thirteen weeks ended November 4, 2001 (the “third quarter of fiscal 2001”). Same store sales increased by 7%. During the third quarter of fiscal 2002, we opened 3 stores, relocated 2 stores and closed 6 stores in addition to the stores closed due to relocation. At November 3, 2002, we had 1,111 stores in operation, compared to 1,133 at the end of the third quarter of fiscal 2001.

      Gross profit was $180.8 million, or 47.2% of net sales, in the third quarter of fiscal 2002 as compared to $171.1 million, or 46.7% of net sales in the third quarter of fiscal 2001. Sequentially, when compared to the second quarter of fiscal 2002, gross profit margin increased by 150 basis points in the third quarter of fiscal 2002 due to our improved inventory in-stock position and greater realization of cash discounts and vendor allowances as a result of our increased liquidity. In addition, we recently revised our method for allocating vendor allowances in connection with certain advertising programs to better match the amounts of the allowance with the actual advertising costs incurred. As a result, approximately $2.5 million of allowances, or .65% of net sales, are reflected in gross profit in the third quarter of fiscal 2002 that would have served to reduce advertising expense under the prior method.

      Operating profit for the third quarter of fiscal 2002 totaled $31.4 million, or 8.2% of net sales, compared to $23.7 million, or 6.5% of net sales, for the third quarter of fiscal 2001. In the third quarter of fiscal 2002, operating and administrative expenses as a percent of sales decreased to 39.0% from 39.9% in the third quarter of fiscal 2001. Operating profit in the third quarter of fiscal 2001 was reduced by approximately $1.2 million due to goodwill amortization. Due to the adoption of SFAS 142, goodwill is not being amortized during the current fiscal year.

      Interest expense was $14.2 million for the third quarter of fiscal 2002 compared to $14.3 million in the third quarter of fiscal 2001. The benefit of lower outstanding loan balances in the current quarter was offset by slightly higher average interest rates on our new fixed rate debt compared to the third quarter last year.

      Income tax expense for the thirteen weeks ended November 3, 2002 was $6.5 million (an effective rate of 37.7%) as compared to $3.4 million (an effective rate of 36.5%) in the prior year. The increase in the effective rate is due to the impact of certain permanent tax differences.

      Net income for the third quarter of fiscal 2002 was $10.7 million, or $0.24 per diluted common share, on a weighted average share base of 45.3 million shares, compared to net income of $5.9 million, or $0.19 per diluted common share, on a weighted average share base of 31.9 million shares in the third quarter of fiscal 2001. The substantial increase in the weighted average number of fully diluted outstanding common shares is primarily the result of our recent offering in July 2002 of approximately 6.9 million shares and the conversion in May 2002 of $50.0 million of Convertible Subordinated Debentures into approximately 5.8 million shares of common stock.

      Thirty-nine Weeks Ended November 3, 2002 Compared to Thirty-nine Weeks Ended November 4, 2001

      Net sales for the thirty-nine weeks ended November 3, 2002 increased 4.7 % to $1,156.9 million from sales of $1,104.6 million in the comparable thirty-nine weeks ended November 4, 2001. Same store sales increased 7% for the thirty-nine weeks ended November 3, 2002.

      Gross profit was $528.0 million, or 45.6% of net sales, for the thirty-nine weeks ended November 3, 2002 as compared to $486.8 million or 44.1% of net sales in the comparable thirty-nine weeks of fiscal 2001. Gross profit in the fiscal 2001 period was reduced by $23.1 million of charges, which were incurred in connection with our Profitability Enhancement Program (“PEP”).

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Operating profit for the thirty-nine weeks of 2002 totaled $82.7 million, or 7.2 % of net sales, compared to $19.9 million, or 1.8% of net sales for the thirty-nine weeks of 2001. The operating profit increase is primarily the result of cost reductions associated with the PEP and the leveraging of fixed costs over rising net sales. In addition to the effect on gross profit mentioned above, the fiscal 2001 operating profit was affected by: (1) $21.5 million of costs and charges incurred largely in connection with the PEP; (2) $2.0 million of charges for certain legal settlements; (3) $1.2 million for a loss on the disposition of certain fixed assets; (4) $0.2 million of transition and integration expenses; and (5) $1.7 million of expense due to longer vacancy periods at stores closed as a result of acquisitions. Also, operating profit in fiscal 2001 was affected by the amortization of approximately $3.6 million of goodwill. Due to the adoption of SFAS 142, goodwill is not being amortized during the current fiscal year. Operating profit for the thirty-nine weeks ended November 3, 2002 was affected by: (1) a loss of $0.8 million on the sale of 13 stores in west Texas; and (2) $0.3 million of expenses that were incurred in connection with our common stock offering in July 2002.

      Interest expense for the thirty-nine weeks of fiscal 2002 increased to $48.2 million from $45.7 million in the same period last year, due to increased amortization of costs associated with our December 2001 refinancing, slightly higher outstanding average indebtedness and slightly higher interest rates.

      Income tax expense for the thirty-nine weeks of fiscal 2002 was $12.7 million as compared to a benefit of $10.2 million in the prior year. The effective tax rate in 2002 (36.8%) is lower than the effective benefit in the prior year (39.4%) due to certain state tax credits available during the fiscal 2002 period.

      Net income for the thirty-nine weeks of fiscal 2002 increased to $18.2 million or $0.46 per diluted common share, from a loss of $15.7 million, or $0.56 per diluted common share, in the thirty-nine weeks of fiscal 2001. Net income for the thirty-nine weeks of fiscal 2002 was affected by an extraordinary loss of $3.7 million (net of $2.3 million of income tax benefit) for costs associated with the early extinguishment of approximately $71.7 million of our 11% Senior Subordinated Notes due 2006.

Liquidity and Capital Resources

Overview of Liquidity

      During fiscal 2001, we completed a refinancing (the “Refinancing”) of our capital structure that resulted in the elimination of scheduled bank debt amortization payments prior to the end of 2004, the extension of debt maturities and enhanced liquidity. The Refinancing consisted of the following: (1) the issuance of a $30.0 million, 7% convertible subordinated note, which was converted during fiscal 2001 into approximately 4.5 million shares of CSK Auto Corporation common stock at a conversion price of $6.63 per share; (2) a new three-year $300.0 million senior secured, asset-based credit agreement due in December 2004 comprised of a $170.0 million non-amortizing term loan and a $130.0 million revolving credit facility; (3) the issuance of $280.0 million of 12% Senior Notes due 2006; and (4) the issuance of $50.0 million of 7% Convertible Subordinated Debentures due December 2006 and related make-whole warrants at a conversion price of $8.69 per share.

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

      On July 2, 2002, we sold 6,878,300 shares of common stock in an underwritten public offering at $12 per share. In addition, a selling stockholder sold 2,600,000 shares in the offering. We received no proceeds from the shares sold by the selling stockholder. Issuance costs related to the stock offering approximated $0.7 million. These costs included approximately $0.4 million of legal, accounting and printing fees charged to

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional paid in capital for the primary offering and approximately $0.3 million of costs charged to operating expense for the secondary offering.

      Proceeds from this offering were used to retire approximately $71.7 million of our outstanding 11% Senior Subordinated Notes due 2006. The early extinguishment of this debt resulted in an extraordinary loss of approximately $3.7 million, net of approximately $2.3 million of income tax benefit, primarily as a result of the payment of an early redemption premium and the write off of deferred debt issuance costs. Redemption of these 11% Senior Subordinated Notes will reduce the cash needed to fund interest expense by approximately $1.9 million for the balance of fiscal 2002. The sources and uses of funds of this transaction are as follows ($ in thousands):

Proceeds:
Gross proceeds at $12 per share	$82,540
Underwriting discount	(3,921)

Net proceeds	$78,619

Uses:
Partial retirement of 11% Senior Subordinated Notes	$(71,703)
Redemption premium on retired notes — charged to extraordinary loss	(3,943)
Accrued interest on retired notes	(1,972)
Issuance costs	(741)
General corporate purposes	(260)

Total use of funds	$(78,619)

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. Due to the Refinancing, we will not be required to make any debt amortization payments prior to December 2004 other than capital lease payments. We intend to finance our cash requirements with cash flow from operations and borrowings under our credit agreement. The following table outlines our working capital and liquidity ($ in thousands):

	November 3,	February 3,
	2002	2002

Net current assets	$527,963	$498,914

Cash	$15,170	$16,084
Availability under revolving line of credit	59,081	35,885

Total liquidity	$74,251	$51,969

      As of November 3, 2002, we had net working capital of approximately $528.0 million, an increase of $29.0 million, or 5.8%, compared to February 3, 2002. Working capital increased primarily due to: (1) a $39.8 million increase in inventories consistent with our return to a more normal inventory in-stock position, the acquisition of new product types in support of new merchandise programs and the purchase of approximately $7.0 million of inventory in excess of our normal requirements in anticipation of further labor unrest in West Coast seaports; and (2) an $18.2 million increase in receivables primarily as a result of the start of new vendor rebate and cooperative advertising programs in the third quarter of fiscal 2002 and the extension of the collection period for certain of the expiring vendor rebate programs. Working capital decreased primarily due to: (1) a $17.8 million increase in accounts payable relating to the increased inventory purchases and extended payment terms; and (2) changes in tax liabilities and tax accruals consistent with our improved profitability.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of November 3, 2002, we had total liquidity (cash plus availability under our existing revolving credit facility) of approximately $74.3 million. Availability under our revolving credit facility is controlled by borrowing base limitations applicable to that facility. The borrowing base formula is equal to the lesser of $300.0 million and the sum of certain percentages of our eligible inventory and accounts receivable. As a result of the limitations imposed by the borrowing base formula, at November 3, 2002, we could only borrow up to $281.7 million of the total $300.0 million facility. Accordingly, we have $18.3 million of additional borrowing capacity that has not been included in our liquidity calculation, but that may become available in the future, subject to the borrowing base calculation.

      Debt is an important part of our overall capitalization. While we are still highly leveraged, our total outstanding debt balances have decreased as a result of our conversion of $50.0 million in outstanding Convertible Subordinated Debentures to common stock, our recent stock offering and the subsequent retirement of approximately $71.7 million of outstanding 11% Senior Subordinated Notes due 2006. Our debt to equity ratio continues to improve. The table below details our debt to equity ratio ($ in thousands):

	November 3,	February 3,
	2002	2002

Debt, including capital lease obligations	$533,588	$670,843
Equity	$298,505	$154,286

Debt to equity ratio	1.8	4.3

Analysis of Cash Flows

      During the thirty-nine weeks of fiscal 2002, net cash provided by operating activities was $20.9 million compared to $17.5 million of cash provided by operating activities during the thirty-nine weeks of fiscal 2001. Net income for the current fiscal period increased to $18.2 million from a loss of $15.7 million in the prior fiscal period. Other items contributing to the increase were: (1) a slower growth in the receivables balance ($4.4 million) due mainly to more timely collection of commercial receivables; and (2) $2.3 million more in non-cash expenses and adjustments during the fiscal 2002 period. The largest components of decreases in cash flow from operations relate to: (1) a $19.6 million increase in inventory, net of the effect on accounts payable due to the reasons cited above; (2) a $13.2 million change in other operating assets and liabilities, which was comprised of a number of small changes; and (3) a $4.4 million premium payment that we were required to pay as part of our retirement of $71.7 million of Auto’s outstanding 11% Senior Subordinated Notes due 2006.

      Net cash used in investing activities totaled $2.0 million for the thirty-nine weeks of fiscal 2002, compared to $7.8 million used in investing activities during the comparable 2001 period. The decrease in cash used in investing activities during fiscal 2002 was the result of (1) $4.2 million in proceeds from the sale of 13 stores in west Texas in the thirty-nine weeks of fiscal 2002 (no such sale occurred in the comparable 2001 period); and (2) $4.5 million less in capital expenditures in the thirty-nine weeks of fiscal 2002 than in the comparable 2001 period. These sources of cash were offset in part by $3.1 million less in proceeds from assets held for sale in the 2002 fiscal period.

      Net cash used in financing activities totaled $19.8 million for fiscal 2002 compared to $5.1 million in fiscal 2001. In the prior fiscal year, we received $30.0 million of cash from the issuance of Convertible Subordinated Debentures. No debentures were issued during the 2002 fiscal period. Our July 2002 stock offering provided $6.4 million of cash which reflected proceeds of $82.5 million, net of underwriters discount and offering costs of $4.4 million, and $71.7 for the partial retirement of the 11% Senior Subordinated Notes. Also, the net payments made on our revolving credit facility during fiscal 2002 were $7.0 million less than in the prior fiscal year.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Store Closures

      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required projections, it is identified for closure. As a result of our acquisitions over the last several years, we have closed numerous locations due to store overlap with previously existing store locations. In these situations, we negotiate with the landlord to cancel the lease or we attempt to sublease the store to a third party to reduce our future exposure.

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

      As of November 3, 2002, we had a total of 229 store locations included in the allowance for store closing costs. Of this total, 52 locations were vacant, 170 locations were subleased and 7 locations were identified for closure but remained open. In addition to these store locations, we had 59 service centers of which 3 were vacant and 56 were subleased. During the fourth quarter of fiscal 2002, we are undertaking a thorough review of the closed store vacancy periods and will adjust the reserve, if required, consistent with our policy.

      During the thirty-nine weeks of fiscal 2002, we recorded gross store closing costs of $0.6 million relating to 17 stores identified for closure. Activity in the provision for store closings and the related store closing costs for the thirty-nine weeks of fiscal 2002, is as follows ($ in thousands):

Balance, beginning of year	$6,771
Store closing costs, gross	551
Payments:
Rent expense, net of sublease recoveries	(3,893)
Occupancy and other expenses	(1,397)
Sublease commissions and buyouts	(487)

Total payments	(5,777)

Balance, end of quarter	$1,545

      On a fiscal year basis, store count activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Fiscal Year	Balance	Added	Amendments	Closed	be Closed

2000	28	24	(1)	(42)	9
2001	9	46	(2)	(46)	7
2002 (through November 3, 2002)	7	17	—	(17)	7

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At November 3, 2002, there were 7 stores remaining to be closed under our store closing plans. The table below details the progress of store closings under the store closing plans by fiscal year:

	Stores in	Plan	Stores	Balance to
Fiscal Year of Closing Plan	Closing Plan	Amendments	Closed	Be Closed

1999	87	(2)	(84)	1
2000	24	—	(24)	—
2001	46	(2)	(44)	—
2002 (through November 3, 2002)	17	—	(11)	6

				7

      The remaining store from the 1999 closing plan was closed during the fourth quarter of fiscal 2002.

Sale of Stores

      During the second quarter of fiscal 2002, we sold 13 stores in Texas. The stores were sold because they were geographically remote from our other operations. This transaction resulted in net cash proceeds of approximately $4.2 million and a loss on sale of approximately $0.8 million.

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

      Considering our improved financial position, we expect net sales for the remainder of fiscal 2002 to increase within a mid-single digit range on a same-store basis. However, any unusual weather conditions, competitive pressures, or other adverse changes to our business or the economy in general could materially affect our financial position and results of operations.

     Inflation

      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.

     Debt Covenant Compliance

      Our credit agreement contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. The Consolidated Leverage Ratio is “Consolidated Total Funded Debt”, as defined in the credit agreement, divided by “Consolidated EBITDA” as defined in the credit agreement. The Interest Coverage Ratio is “Consolidated EBITDA”, as defined in the credit agreement, divided by “cash interest expense”, as defined in the credit agreement. At November 3, 2002 our Consolidated Leverage Ratio was 3.79 to 1.00 and our Interest Coverage Ratio was 2.51 to 1.00, both of which were in compliance with the related covenants. The following table shows the ratios that we need to meet through the life of our credit agreement.

Interest
		Leverage	Coverage
		Ratio	Ratio
		(must be at	(must be at
Fiscal Year	Fiscal Quarter	or below)	or above)

2002	Fourth	4.25 to 1.00	2.00 to 1.00
2003	First	4.25 to 1.00	2.00 to 1.00
2003	Second	3.75 to 1.00	2.25 to 1.00
2003	Third	3.75 to 1.00	2.25 to 1.00
2003	Fourth	3.75 to 1.00	2.25 to 1.00
2004	First	3.75 to 1.00	2.25 to 1.00
2004	Second	3.50 to 1.00	2.50 to 1.00
2004	Third	3.50 to 1.00	2.50 to 1.00
2004	Fourth	3.50 to 1.00	2.50 to 1.00

      A breach of the covenants, ratios, or restrictions contained in our credit agreement could result in an event of default thereunder. Upon the occurrence of such an event of default, the lenders under our credit agreement could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under our credit agreement accelerate the payment of the indebtedness, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is secured by substantially all of our assets.

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

Interest Rates

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents, as well as interest paid on our variable rate debt, is sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit agreement, which is primarily affected by movements in the LIBOR rate. During February 2002, we entered into an interest rate swap agreement which converted the interest payment obligation on $100.0 million of our 12% Senior Notes to a floating rate, set quarterly, equal to the 3 month LIBOR rate plus 760 basis points.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At November 3, 2002, including the $100.0 million of Senior Notes that are part of the interest rate swap agreement, 58% of our outstanding debt was at variable interest rates and 42% of our outstanding debt was at fixed interest rates. With $309.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.1 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

      Currently our debt instruments are rated by the major debt rating agencies. A downgrade of our ratings would make it more difficult and more costly for us to obtain additional financing.

Critical Accounting Matters

      For a discussion of our critical accounting matters, please refer to our Annual Report on Form 10K/ A filed with the Securities and Exchange Commission on May 10, 2002.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”, and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and provide guidance on the accounting for intangible assets and negative goodwill. We adopted the provisions of SFAS 141 on February 4, 2002. The adoption of SFAS 141 had no effect on our current financial statements.

      SFAS 142 is effective for fiscal years beginning after December 15, 2001 and primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. We completed the transitional impairment test during the second quarter of 2002 and determined that there was no impairment of existing goodwill. The remaining balance of goodwill is $127.1 million. In accordance with SFAS No. 142, we ceased amortization of our remaining goodwill upon adoption on February 4, 2002.

      SFAS 142 requires the presentation of net income and related earnings per share data adjusted for the effect of goodwill amortization. The following table provides pro forma net income and earnings per share data for the thirteen and thirty-nine weeks ended November 3, 2002 and November 4, 2001, to illustrate the impact of goodwill amortization on the results of the prior year period ($ in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3,	November 4,	November 3,	November 4,
	2002	2001	2002	2001

Reported net income (loss)	$10,686	$5,934	$18,153	$(15,650)
Add: goodwill amortization, net of tax	—	756	—	2,186

Pro forma net income (loss)	$10,686	$6,690	$18,153	$(13,464)

Basic earnings per share:
Earnings (loss) per share, as reported	$0.24	$0.21	$0.46	$(0.56)
Goodwill amortization, net of tax	—	0.03	—	0.08

Pro forma earnings (loss) per share	$0.24	$0.24	$0.46	$(0.48)

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3,	November 4,	November 3,	November 4,
	2002	2001	2002	2001

Diluted earnings per share:
Earnings (loss) per share, as reported	$0.24	$0.19	$0.46	$(0.56)
Goodwill amortization, net of tax	—	0.02	—	0.08

Pro forma earnings (loss) per share	$0.24	$0.21	$0.46	$(0.48)

      In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a significant impact on our financial statements.

      In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). We adopted SFAS No. 144 as of the beginning of fiscal 2002. The adoption of this standard did not have a material effect on our financial statements.

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS 145 clarifies and simplifies existing accounting pronouncements and addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We are required and plan to adopt the provisions of SFAS 145 by February 3, 2003. During the second quarter of fiscal 2002, we recorded an extraordinary loss of $3.7 million (net of income tax benefit) relating to the early retirement of debt. SFAS 145 will require that this amount be reclassified to operations.

      In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early implementation encouraged. Although we are currently analyzing the impact of this pronouncement on our financial statements, adoption of the pronouncement will impact the timing of recognition of closed store charges.

Forward-looking Statements

      The foregoing Management’s Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management’s assumptions and beliefs in light of the information currently available. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors that may cause differences are identified in our Annual Report on Form 10-K/ A filed with the Securities and Exchange Commission on May 10, 2002, and are incorporated herein by reference.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      See “Risk Factors Affecting Liquidity and Capital Resources” above.

Item 4.     Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and, based on the current amended complaint, 255 individual auto parts dealers. The complaint alleges that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 15 of the individual plaintiffs asserted claims against us. The complaint, as amended, alleges that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. In May 2002, we reached a settlement with all of the plaintiffs that provides for the payment of nominal consideration by us. As the first step in the settlement, our attorneys and the attorneys for the plaintiffs have filed with the Court a Stipulation and Order for the dismissal with prejudice of all claims by all plaintiffs against us. This Stipulation and Order has been signed by the Court.

      We currently and from time to time are involved in other litigation incidental to the conduct of our business, including asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that any of the legal claims, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows.

Item 2.     Changes in Securities and Use of Proceeds

      NONE

Item 3.     Defaults upon Senior Securities

      NONE

Item 4.     Submission of Matters to a Vote of Security Holders

      NONE

Item 5.     Other Information

      NONE

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, filed on June 13, 2002, incorporated herein by reference to Exhibit 3.02.1 of the Company’s Report on Form 10-Q filed on September 19, 2002.
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.01	Fourth Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 99.1 to our report on Form 8-K, filed on November 15, 2002 (File No. 001-13927).
10.02	Purchase Agreement, related to the sale of approximately 3.0 million shares of CSK Auto Corporation common stock, between CSK Auto Corporation, selected shareholders of the company and Merrill Lynch, incorporated herein by reference to Exhibit 1.1 to our report on Form 8-K filed on November 19, 2002 (File No. 001-13927).
10.03	Form of Indemnity Agreement by and between the listed directors and CSK Auto Corporation.
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

On September 18, 2002, we filed a current report on Form 8-K, to report under item 9 thereof, the filing of the sworn statements of the Chief Executive Officer and the Chief Financial Officer relating to certain previously issued financial statements of CSK Auto Corporation.

On November 15, 2002, we filed a current report on Form 8-K, to report under item 5 thereof, the Fourth Amendment to the Company’s Stockholders’ Agreement with certain entities affiliated with the Carmel Group.

On November 15, 2002, we filed a current report on Form 8-K, to report under item 5 thereof, selected recent events including our sales for the thirteen weeks ended November 3, 2002. We also filed an exhibit which was a press release announcing the sale of approximately 3.0 million shares of CSK Auto Corporation common stock by affiliates of the Carmel Group.

On November 18, 2002, we filed a current report on form 8-K/A, to report under item 5 thereof, a clarification of when our financial results for the thirteen weeks ended November 3, 2002 will be released and when our form 10-Q will be filed.

On November 19, 2002, we filed a current report on form 8-K, to file under item 7 thereof, a purchase agreement for approximately 3.0 million shares of CSK Auto Corporation common stock by and between CSK Auto Corporation, the stockholders selling the shares and Merrill Lynch.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK AUTO CORPORATION

By:	/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer

Dated: December 18, 2002

CERTIFICATION

I, Maynard L. Jenkins, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CSK Auto Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MAYNARD L. JENKINS

Maynard L. Jenkins
Chief Executive Officer

December 18, 2002

CERTIFICATION

I, Don W. Watson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CSK Auto Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer

December 18, 2002

Exhibit Index

Exhibit
Number	Description

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the restated certificate of incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of the Company’s annual report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, filed on June 13, 2002, incorporated herein by reference to Exhibit 3.02.1 of the Company’s Report on Form 10-Q filed on September 19, 2002
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of the Company’s annual report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.01	Fourth Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 99.1 to our report on Form 8-K, filed on November 15, 2002 (File No. 001-13927).
10.02	Purchase Agreement, related to the sale of approximately 3.0 million shares of CSK Auto Corporation common stock, between CSK Auto Corporation, selected shareholders of the company and Merrill Lynch, incorporated herein by reference to Exhibit 1.1 to our report on Form 8-K filed on November 19, 2002 (File No. 001-13927).
10.03	Form of Indemnity Agreement by and between the listed directors and CSK Auto Corporation.
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.