Form 10-K
period 2003-02-02
CSK AUTO CORP
filed 2003-05-05
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2003.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑     No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes     ☑     No     ☐

      As of August 4, 2002 the aggregate market value of our voting and non-voting common stock held by non-affiliates was approximately $365.1 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates. As of April 25, 2003 there were 45,148,632 shares of our common stock outstanding.

Documents Incorporated by Reference

•	Portions of our definitive Proxy Statement on Schedule 14A, with respect to our 2003 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

Note Concerning Forward-Looking Information

      Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as may, will, expect, anticipate, believe, estimate and continue or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control, the occurrence of which could have a material adverse effect on our business, operating results and financial condition. These events may include future operating results and potential competition, among other things. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.	Business

General

      We are the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. We have the number one market position in 25 of the 28 geographic markets in which we operate, based on store count. As of February 2, 2003, we operated 1,109 stores in 19 states under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 406 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schucks Auto Supply, founded in 1917, with 230 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 473 stores primarily in California.

      We offer a broad selection of national brand name and generic automotive products for domestic and imported cars and light trucks. Our products include new and remanufactured automotive replacement parts, maintenance items, accessories and our new garage maintenance and organizational products. Our stores average approximately 7,290 square feet in size and typically offer a store specific mix of between 13,000 and 18,000 stock-keeping units, or SKUs. We also operate a highly efficient network of 32 strategically located depots to provide approximately 75% of our stores an additional 65,000 SKUs on a same-day delivery basis. Through our extensive on-line vendor network, we make available up to an additional 250,000 SKUs on a same-day delivery basis to approximately 75% of our stores and up to 1,000,000 additional SKUs on a next-day delivery basis to substantially all of our stores.

      We serve both the do-it-yourself (DIY) and the commercial installer, or do-it-for-me (DIFM), markets. The DIY market, which is comprised of consumers who typically repair and maintain vehicles themselves, is the foundation of our business. Sales to the DIY market represented approximately 83% of our net sales for fiscal year 2002. The DIFM market is comprised of auto repair professionals, fleet owners, governments, and municipalities and accounted for over 65% of the annual sales in the U.S. automotive aftermarket industry in 2001, according to statistics published by Lang Market Resources, Inc. Sales to the DIFM market represented approximately 17% of our net sales for fiscal year 2002. In 1994, we began targeting the DIFM market to leverage our existing store base, fixed costs, inventory, and in-store personnel. We believe we are well positioned to effectively and profitably further penetrate the highly fragmented DIFM market because of our sales force dedicated to DIFM customers, experienced in-store sales associates, high level of customer service, conveniently located stores, efficient depot delivery network, attractive pricing, and ability to provide timely availability of a broad selection of national brand name products.

      As used herein, the terms “CSK”, “CSK Auto”, “the Company”, “Auto”, “we”, “us”, and “our” refer to CSK Auto Corporation and its subsidiaries, including CSK Auto, Inc. and its subsidiaries.

      You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the SEC as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, clicking on “Company,” then “Investor Info.” Information contained on our website is not part of this Report on Form 10-K.

Industry Overview

      We compete in the approximately $114 billion U.S. automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. The industry is comprised of the $36 billion DIY market and the $78 billion DIFM market. From 1992 to 2001, the DIY market grew at a compound annual rate of 4.5% and the DIFM market grew at a compound annual rate of 6.3%. We believe that the U.S. automotive aftermarket industry is characterized by stable demand and is growing because of increases in:

•	the size and age of the automotive fleet. The number of light vehicles in use, which includes cars and light trucks, has increased from 174.2 million in 1992 to 209.2 million in 2001. From 1992 to 2001, the average age of cars increased from 8.1 years to 9.3 years and the average age of light trucks increased from 8.4 years to 8.5 years. In the Western United States, where we operate, the average age of domestic cars was 10.9 years in 2001 according to Lang Marketing Resources, Inc.

•	the number of miles driven annually per vehicle. Miles driven annually has grown from approximately 2.1 trillion in 1992 to approximately 2.6 trillion in 2000.

•	the number of licensed drivers. Licensed drivers increased from 173.0 million in 1992 to approximately 191.0 million in 2001.

•	the percentage of the total light vehicle fleet represented by light trucks, which includes SUVs. Light trucks comprised 50.0% of all light vehicles in use in 2001, up from 29.7% in 1991. According to Lang Marketing Resources, Inc., in 2001, each light truck generated an average of $471 of aftermarket product purchases versus $323 of such purchases generated per car.

•	the number of light vehicles coming off warranty, particularly leased vehicles. From 1996 to 2001, approximately 97.4 million new light vehicles were sold and an additional 18.6 million light vehicles were leased from 1996 to 2000. Management believes that leased vehicles are often under-maintained and, therefore, may require higher- than-average maintenance and repair expenditures in the post-warranty period.

      Despite significant consolidation of automotive aftermarket retailers in recent years, the industry remains highly fragmented. Our primary competitors include national and regional automotive parts chains, wholesalers, jobber stores, independent operators, automobile dealers, and discount stores and mass merchandisers that carry automotive products. According to Lang Marketing Resources, Inc., specialty automotive parts retailers have increased their market share of U.S. DIY sales from 31.6% in 1994 to 42.1% in 2001.

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

      Focus on Customer Service. Our research indicates that consumers in our key markets rate our sales associates as the most knowledgeable and helpful more frequently than those of certain other well-known specialty retailers of automotive parts. Recruiting, training and retaining high quality sales associates is a major component of our focus on customer service. Our training programs and incentives encourage our sales associates to develop technical expertise, which enables them to effectively advise customers on product selection and use. We have an average of two Automotive Society of Engineers, or ASE, certified mechanics per store. To further satisfy our customers’ needs we also offer free testing of certain parts, no hassle return policies, electronically maintained warranties and a customer service call center.

      Profitable and Growing Commercial Sales Program. We believe we are well positioned to effectively service our DIFM customers, who typically require convenient locations, a high level of customer service, and timely availability of brand name products. Beginning in fiscal 1996, we significantly increased our marketing efforts to the DIFM market, added sales personnel dedicated to our DIFM customers, increased the breadth and depth of our product selection, and improved and expanded our distribution systems. We currently operate DIFM sales centers in 554 of our stores and our DIFM sales have grown from $89.6 million, or approximately 11% of net sales in fiscal 1996, to $262.8 million, or approximately 17% of net sales for the fiscal year ended February 2, 2003. The growth of our commercial sales program has increased the sales base for our participating stores, created additional marketing and distribution efficiencies, and allowed us to enhance the product selection for our DIY customers.

      Timely Availability of a Broad Selection of Brand Name Products. Our stores typically offer a store specific mix of between 13,000 and 18,000 SKUs. We also operate a highly efficient network of 32 strategically located depots to provide approximately 75% of our stores an additional 65,000 SKUs on a same-day delivery basis. Through our extensive on-line vendor network, we make available up to an additional 250,000 SKUs on a same-day delivery basis to approximately 75% of our stores and up to 1,000,000 additional SKUs on a next-day delivery basis to substantially all of our stores. While our stores also stock high quality generic products that appeal to our value conscious customers, we feature a broad selection of national brand name products that help generate customer traffic and have strong consumer appeal, particularly in the DIFM market.

      Sophisticated Store-Level Information and Distribution Systems. In recent years, we have made significant investments in sophisticated store-level information systems and warehouse and distribution systems, in order to more effectively manage our inventory and increase the availability of products to our customers. Our sophisticated inventory management systems provide inventory movement forecasting based on history, trend and seasonality. Our systems have enhanced our ability to predict the size and timing of product requirements by closely monitoring service level goals, vendor lead times and cost of inventory assumptions. Our store level replenishment system generates orders based upon store on-hand and store model stock quantities. Store model stock quantities are determined by an automatic model stock adjustment system, which utilizes historical sales patterns, seasonality and store presentation requirements. We also maintain a store specific precision-pricing program that seeks to optimize margins while maintaining price competitiveness. Our fully integrated warehouse and distribution network and our 32 strategically located depots, which operate using state-of-the-art technology, have allowed us to significantly improve distribution efficiency. Additionally, these investments have allowed us to both improve our in-stock inventory levels and reduce delivery costs and times for products.

Business Strategy

      Our business strategy includes the following key elements:

      Drive Customer Traffic and Increase Sales Base. Our marketing and merchandising strategy is designed to drive customer traffic and build market share. Our strategy is to make available to our customers one of the broadest selections of quality brand name products on a timely basis in order to maximize customer satisfaction and generate loyal repeat customers. We also strive to be the industry leader in offering new and innovative product offerings such as our new garage maintenance and organizational products. We offer our products at competitive prices, in conveniently located and attractively designed stores. Our advertising programs are specifically tailored to target our various customer constituencies for maximum appeal and effectiveness.

      Our pricing philosophy is that we should not lose a customer because of price. Our pricing strategy is to offer everyday low prices at each of our stores. As a result, we closely monitor our competitors’ pricing levels through our precision pricing program, which analyzes prices at the store level rather than at the market or chain level. This initiative enables us to establish pricing levels at each store based upon that store’s local market competition. Our entry-level products offer excellent value by meeting standard quality requirements at low prices. In addition, our sales associates are encouraged to offer alternative products at slightly higher price points. These products typically provide extra features, improved performance, an enhanced warranty, or are nationally branded items.

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

      The table below sets forth, as of February 2, 2003, the geographic distribution of our stores and the trade names under which they operated.

	Checker	Schucks	Kragen	Company
	Auto Parts	Auto Supply	Auto Parts	Total

California	1	2	459	462
Washington	—	145	—	145
Arizona	98	—	—	98
Colorado	67	—	—	67
Minnesota	59	—	—	59
Oregon	—	48	—	48
Utah	38	—	—	38
Nevada	20	—	14	34
Wisconsin	33	—	—	33
Idaho	7	24	—	31
New Mexico	28	—	—	28
Texas	14	—	—	14
Alaska	—	11	—	11
Montana	10	—	—	10
Wyoming	10	—	—	10
Hawaii	9	—	—	9
North Dakota	7	—	—	7
South Dakota	4	—	—	4
Michigan	1	—	—	1

Total	406	230	473	1,109

      Our stores are generally open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. (9:00 a.m. to 6:00 p.m. on Sundays). The average store employs approximately 10 to 20 employees, including a store manager, two assistant store managers and a staff of full-time and part-time employees.

Store Formats

      Approximately 64% of our stores are freestanding, with the balance principally located within strip shopping centers. The stores, which range in size from 2,600 to 24,000 square feet, average approximately 7,290 square feet in size and offer a store specific mix of between 13,000 and 18,000 SKUs.

      We have three prototype store designs, which are 6,000, 7,000 and 8,000 square feet in size. The store size for a given new location is selected generally based upon sales volume expectations determined through demographics and the detailed market analysis that we prepare as part of our site selection process. The following table categorizes our stores by size, as of February 2, 2003:

Store Size	Number of Stores

10,000 sq. ft. or greater	107
8,000 – 9,999 sq. ft.	206
6,000 – 7,999 sq. ft.	530
5,000 – 5,999 sq. ft.	188
Less than 5,000 sq. ft.	78

1,109

      Approximately 85% to 90% of the square footage in each store is selling space, of which approximately 40% to 50% is dedicated to automotive replacement parts inventory. The replacement parts inventory area is staffed with knowledgeable parts personnel and is equipped with our electronic parts catalog. The remaining selling space contains gondolas for accessories and maintenance items, including oil and air filters, additives, waxes and other items, together with specifically designed shelving for batteries and, in many stores, oil products.

Real Estate Strategy

      Our real estate strategy is focused on our existing or contiguous markets and includes:

•	opening new stores;

•	relocating under-performing stores with expiring leases to better locations; and

•	expanding selected stores.

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

      The following table sets forth our store development activities during the periods indicated:

	Fiscal Year

	2002	2001	2000

Beginning stores	1,130	1,152	1,120
New stores	12	10	37
Relocated stores	5	13	14
Acquired stores	0	0	23
Closed stores (including relocated stores)	(38)	(45)	(42)

Ending stores	1,109	1,130	1,152

Expanded stores	1	2	9
Total new, relocated and expanded stores	18	25	60

      We expect to open, relocate or expand approximately 20 to 30 stores in fiscal 2003.

Store Merchandising

      Our store merchandising program, which classifies our product mix into 120 separate categories, is designed to determine the optimal inventory mix at each individual store based on that stores historical sales. We believe that we can improve store sales, gross profit margin and inventory turnover by tailoring individual store inventory mix based on historical sales patterns for each of the 120 product categories. As part of our Profitability Enhancement Program (“PEP”) in fiscal 2001, we completed a comprehensive review of slower-selling items that met neither current return criteria nor our objective for inventory turns. This review resulted in the elimination of certain merchandise, and the transfer of certain goods to stores that turn the merchandise satisfactorily.

Purchasing

      Merchandise is selected from over 300 suppliers and purchased for all stores by personnel at our corporate headquarters in Phoenix, Arizona. No one class of product and no single supplier accounted for as much as 10% of our purchases in fiscal 2002.

      Our inventory management systems include the E-3 Trim Buying System, which provides inventory movement forecasting based upon history, trend and seasonality. Combined with service level goals, vendor lead times and cost of inventory assumptions, the E-3 Trim Buying System determines the timing and size of purchase orders. Approximately 90% of the dollar value of transactions are sent via electronic data interchange, with the remainder being sent by a computer facsimile interface. Our store replenishment system generates orders based upon store on-hand and store model stock. This includes an automatic model stock adjustment system utilizing historical sales, seasonality and store presentation requirements. We also can allocate seasonal and promotional merchandise based upon a stores history of prior promotional and seasonal sales.

      Our stores offer products with nationally recognized, well-advertised brand names, such as Armor All, Autolite, Castrol, Dayco, Exide, Fel Pro, Fram, Havoline, Mobil, Monroe, Pennzoil, Prestone, Quaker State, RayBestos, Stant, Sylvania, Turtle Wax and Valvoline. In addition to brand name products, our stores carry a wide variety of high quality generic products. Because most of our generic products are produced by nationally recognized manufacturers that produce similar brand name products that enjoy a high degree of consumer acceptance, we believe that our generic products are of a quality that is comparable to such brand name products.

Commercial Sales Program

      In addition to our primary focus on serving the do-it-yourself consumer, we have significantly increased our marketing directed at the commercial or DIFM customer in the automotive replacement parts market. The commercial or DIFM market constitutes in excess of 65% of the annual sales in the automotive aftermarket and is currently growing at a faster rate than the do-it-yourself market. Our commercial sales program, which is intended to facilitate penetration of this market, is targeted toward professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers with auto repair facilities and other commercial repair outlets located near our stores.

      We have made a significant commitment to this portion of our business and upgraded the information systems capabilities available to the commercial sales group. In addition, we employ one district sales manager for approximately every five stores with a commercial sales center. This district sales manager is responsible for servicing existing commercial accounts and developing new commercial accounts. In addition, at a minimum, each commercial sales center has a dedicated in-store salesperson, driver and delivery vehicle.

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

      As of February 2, 2003, we operated commercial service centers in 554 of our stores. Our sales to commercial accounts (including sales by stores without commercial service centers) increased 1.4% to $262.8 million in fiscal 2002 from $259.1 million in fiscal 2001. On a comparable store basis, commercial sales increased 8.0% in fiscal 2002 over fiscal 2001.

Advertising

      We support our marketing and merchandising strategy primarily through print advertising, in-store promotional displays and radio and television advertising. The print advertising consists of color circulars that are produced by our in-house advertising department. We also advertise on radio, television and billboards primarily to reinforce our image and name recognition. Television advertising is primarily targeted to sports programming and radio advertising is primarily aired during commuting hours. Advertising efforts include Spanish language television and radio as well as bilingual store signage. In-store signs and displays are used to promote products, identify departments, and to announce store specials. We also sponsor two National Hot Rod Association Funny Cars and have been designated the Official Auto Parts Store of the NHRA. Our web sites on the Internet include the following:

•	http://www.cskauto.com;

•	http://www.checkerauto.com;

•	http://www.schucks.com;

•	http://www.kragen.com;

•	http://www.identifix.com; and

•	http://www.autoshop-online.com.

Diagnostic Maintenance Repair Services

      Through our subsidiary, Automotive Information Systems, Inc., we provide diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and to DIY consumers. This allows us to provide DIY, DIFM, and Internet customers with high quality diagnostic information in order to assist them with correctly identifying problems and efficiently obtaining the parts they need.

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

      In Automotive Information Systems’ 15 years of operation, it has developed a customer base of more than 15,000 repair shops by providing efficient and accurate information resources for automotive diagnostics and repair. We are committed to supporting Automotive Information Systems existing customer base while developing new ways to deliver information to its customers.

Associates

      As of February 2, 2003, we employed approximately 8,355 full-time associates and approximately 4,855 part-time associates. Approximately 86% of our personnel are employed in store level operations, 8% in distribution and 6% in our corporate headquarters, including our call center and priority parts operation.

      We have never experienced any material labor disruption and believe that our labor relations are good. Except for approximately 450 associates located at approximately 40 stores in the Northern California market, who have been represented by a union for many years, none of our personnel are represented by a labor union.

      CSK Tech, our sales associate development program, is dedicated to the continuous education of store associates through structured on-the-job training and formal classroom instruction. The curriculum focuses on four areas of the associates’ development:

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

Competition

      We compete in both the DIY and DIFM markets of the automotive aftermarket industry, which is highly fragmented and generally very competitive. We compete primarily with national and regional retail automotive parts chains (such as AutoZone, Inc. and The Pep Boys — Manny, Moe and Jack, Inc.), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as NAPA), automobile dealers, and discount stores and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). As the largest specialty retailer of automotive parts and accessories in the Western United States, we believe we have certain competitive advantages over smaller retail chains and independent operators. These advantages include: (1) our brand name recognition as a trusted source of automotive parts and accessories, (2) our ability to make available a broad selection of products on a timely basis, (3) marketing and distribution efficiencies achieved from economies of scale, and (4) our advanced store level information and distribution systems, which are the result of our significant investments in recent years. We also believe that we enjoy a competitive advantage over mass merchandisers due to our focus on automotive parts and accessories and our knowledgeable sales associates.

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

Trade Names, Service Marks and Trademarks

      We have the right to exclusively use the tradename Checker nationwide in connection with the automotive parts retailing business pursuant to a settlement and use agreement with the owner of the federal registration for such trademark. We own and have registered the service mark Schucks with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. We expect to file a renewal for this mark prior to June 30, 2005, based on its current expiration date. We have common law rights to use the tradename Kragen in connection with the automotive parts retailing business. In addition, we own and have registered numerous trademarks with respect to many of our private label products and advertising and marketing strategies. We believe that our various tradenames, service marks and trademarks are important to our merchandising strategy, but that our business is not otherwise dependent on any particular service mark, tradename or trademark. There are no infringing uses known by us that materially affect the use of such marks.

Warehouse and Distribution

      Our warehouse and distribution system utilizes bar coding, radio frequency scanners and sophisticated conveyor and put-to-light systems. We instituted engineered labor standards and incentive programs in each of our distribution centers which have contributed to improved labor productivity. Each store is currently serviced by one of our three main distribution centers, with the regional distribution centers handling bulk materials, such as oil. All of our merchandise is shipped by vendors to our distribution centers, with the exception of batteries, which are shipped directly to stores by the vendor. We have sufficient warehouse and distribution capacity to meet the requirements of our expected growth plans for the foreseeable future.

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

Item 2.     Properties

      The following table sets forth certain information concerning our principal leased facilities as of February 2, 2003:

				Number
			Square	of Stores
Facility	Location	Area Served	Footage	Served

Corporate office(1)	Phoenix, AZ	All	114,691	—
Distribution center(2)	Dixon, CA	California, Nevada, Washington, Oregon, Idaho, Montana, Wyoming, Alaska, Hawaii	325,500	514
Distribution center(2)	Phoenix, AZ	Arizona, Colorado, Idaho, Nevada, New Mexico, California, Texas, Utah	273,520	495
Office, warehouse and distribution center	Mendota Heights, MN	Minnesota, North Dakota, South Dakota, Wisconsin, Michigan	125,000	100
Regional distribution center	Auburn, WA	Washington, Oregon, Idaho, Alaska	160,087	202
Regional distribution center	Denver, CO	Colorado, Wyoming, South Dakota	36,270	68

				Number
			Square	of Stores
Facility	Location	Area Served	Footage	Served

Regional distribution center	Salt Lake City, UT	Colorado, Utah, Idaho, Wyoming, Montana, Oregon	60,000	77
Regional distribution center	Commerce, CA	California	75,000	207

(1)	This facility is owned by Missouri Falls Partners, an affiliate of The Carmel Trust (Carmel), a trust governed under the laws of Canada. Until November 2002, Carmel was an affiliate of ours. See note 5 to the Consolidated Financial Statements for a further explanation.

(2)	Subject to time period and other restrictions, we have the ability to expand the Phoenix distribution center by approximately 80,000 square feet and the Dixon distribution center by 160,000 square feet should the need arise.

      At February 2, 2003, all but one of our operating stores was leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

Number of
Years	Stores

2003 — 2004	36
2005 — 2007	40
2008 — 2010	88
2011 — 2020	414
2021 — 2030	468
2031 — thereafter	62

1,108

      Additional information regarding our facilities appears in Item I. Business under the captions Store Operations, Store Formats and Warehouse and Distribution.

Item 3.     Legal Proceedings

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and, based on the current amended complaint, 255 individual auto parts dealers. The complaint alleged that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 15 of the individual plaintiffs asserted claims against us. The complaint, as amended, alleged that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. In May 2002, we reached a settlement with all of the plaintiffs that provides for the payment of nominal consideration by us. As the first step in the settlement, our attorneys and the attorneys for the plaintiffs filed with the Court a Stipulation and Order for the dismissal with prejudice of all claims by all plaintiffs against us. This Stipulation and Order has been signed by the Court and we have paid the full settlement amount due to the plaintiffs.

      We currently and from time to time are involved in other litigation incidental to the conduct of our business, including asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on internal review, we accrue reserves using our best estimate of probable and reasonably estimable contingent liabilities. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that any of the legal claims, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows.

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

      At some of our acquired locations, automobiles are serviced in automotive service facilities that we sublease to third parties. As a result of investigations undertaken in connection with such acquisitions, we are aware that soil or groundwater may be contaminated at some of these properties. Although there can be no assurance, based on current information and, in some cases, indemnities we obtained from the former operators of these facilities, we believe that any such contamination will not result in any liabilities that would have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2002.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

(a) Market Price and Dividends

      Our common stock has been listed on the New York Stock Exchange under the symbol CAO since March 12, 1998. As of April 25, 2003, there were 45,148,632 shares of our common stock outstanding and there were approximately 93 record holders of our common stock.

      The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by the New York Stock Exchange.

	Price Range of
	Common Stock

	High	Low

Fiscal 2002:
First Quarter	$15.25	$8.19
Second Quarter	17.26	10.05
Third Quarter	13.79	10.71
Fourth Quarter	12.90	9.50
Fiscal 2001:
First Quarter	$6.97	$5.60
Second Quarter	8.25	5.74
Third Quarter	8.65	5.50
Fourth Quarter	10.48	7.40

      We have not paid any dividends on our common stock during the last two fiscal years. We currently do not intend to pay any dividends on our common stock.

      We are a holding company with no business operations of our own. We therefore depend upon payments, dividends and distributions from CSK Auto, Inc., our wholly owned subsidiary, for funds to pay dividends to our stockholders. CSK Auto, Inc. currently intends to retain its earnings to fund its working capital, debt repayment and capital expenditure needs and for other general corporate purposes. CSK Auto, Inc. has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. CSK Auto, Inc.’s senior credit facility and the indentures governing its 11% Senior Subordinated Notes and 12% Senior Notes contain restrictions on CSK Auto, Inc.’s ability to pay dividends or make payments or other distributions to us. See Note 9 to the Consolidated Financial Statements.

      The required table and information relating to equity compensation plans is incorporated by reference from the information contained under the caption “Report of the Compensation Committee on Executive Compensation” in the Proxy Statement.

(b) Sales of Unregistered Securities

      On May 20, 2002, at our election, the entire $50.0 million of 7% Convertible Subordinated Debentures issued in December 2001 were converted into approximately 5.75 million shares of CSK Auto Corporation common stock. Pursuant to the agreements relating to the debentures, interest on the debentures was paid in shares of our common stock in lieu of cash. In the first quarter of 2002, interest was paid on the debentures in the form of 105,708 shares of CSK Auto Corporation common stock. We elected to pay interest accrued on the debentures for the period April 1, 2002 to the date of conversion in the form of 30,872 additional shares of CSK Auto Corporation common stock. We received no proceeds from the conversion of these debentures.

Item 6.	Selected Consolidated Financial Data

      The following table sets forth our selected consolidated statement of operations, balance sheet and operating data. The selected statement of operations and balance sheet data are derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. You should read the data presented below together with our consolidated financial statements and related notes, the other financial information contained herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year(1)

	2002(2)	2001(3)	2000(4)	1999(5)	1998(6)

	(In thousands, except per share amounts and selected store data)
Statement of Operations Data
Net sales	$1,506,646	$1,438,585	$1,452,109	$1,231,455	$1,004,385
Cost of sales	806,461	790,585	769,043	636,239	531,073

Gross profit	700,185	648,000	683,066	595,216	473,312
Other costs and expenses:
Operating and administrative	592,630	580,134	592,691	501,527	399,016
Store closing and other restructuring costs	5,026	22,392	6,060	4,900	335
Legal settlement	—	2,000	8,800	—	—
Goodwill amortization	—	4,807	4,799	1,941	—

Operating profit	102,529	38,667	70,716	86,848	73,961
Interest expense	62,261	61,608	62,355	41,300	30,730
Equity in loss on joint venture	—	—	3,168	—	—

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	40,268	(22,941)	5,193	45,548	43,231
Income tax expense (benefit)	14,761	(8,886)	193	17,436	15,746

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	25,507	(14,055)	5,000	28,112	27,485
Extraordinary loss, net of income taxes	(3,695)	(3,137)	—	—	(6,767)

Income (loss) before cumulative effect of change in accounting principle	21,812	(17,192)	5,000	28,112	20,718
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(741)	—

Net income (loss)	$21,812	$(17,192)	$5,000	$27,371	$20,718

Basic earnings (loss) per share	$0.54	$(0.61)	$0.18	$0.98	$0.78

Diluted earnings (loss) per share	$0.54	$(0.61)	$0.18	$0.96	$0.75

Shares used for basic per share computation	40,635	28,391	27,839	27,815	26,722

Shares used for diluted per share computation	40,752	28,391	27,839	28,627	27,640

Other Data
Net cash provided by (used in) operating activities	$35,919	$(7,914)	$32,469	$(4,031)	$3,403
Net cash used in investing activities	(6,552)	(10,143)	(34,542)	(260,221)	(37,524)
Net cash provided by (used in) financing activities	(29,932)	23,010	1,442	268,524	36,759
Capital expenditures	9,573	12,200	32,080	41,358	37,846
Rent expense	115,000	116,953	117,273	93,329	71,688
Depreciation and amortization	35,566	41,146	40,827	29,375	22,412
Commercial sales(7)	262,773	259,096	249,314	217,696	155,845
Selected Store Data
Number of stores (end of period)	1,109	1,130	1,152	1,120	807
Stores with commercial sales centers	554	545	548	554	509
Percentage increase in comparable store net sales(8)	7%	1%	2%	4%	2%
Balance Sheet Data (end of period)
Cash and cash equivalents	$15,519	$16,084	$11,131	$11,762	$7,490
Working capital	528,749	498,914	401,523	456,594	306,879
Total assets	1,092,022	1,068,577	1,066,806	1,035,652	634,022
Total debt (including current maturities)	524,967	670,843	647,881	627,133	333,293
Stockholders equity	302,182	154,286	139,613	134,547	105,389

See accompanying notes on pages 16 and 17.

Notes to Selected Consolidated Financial Data

      (1) Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except for fiscal 2000, which had 53 weeks.

      (2) The results of operations in fiscal 2002 shown are calculated in accordance with Generally Accepted Accounting Principles (GAAP) and include $12.1 million of certain items that affect comparability between periods and which we are allowed to exclude when we calculate our operating results for purposes of measuring compliance under our debt covenants. They consist of:

•	$4.9 million of workers’ compensation expense reflecting increased loss reserves for claims incurred during plan years 1999 through 2001 and claims relating to the acquired PACCAR stores, in response to increasing medical and claims costs, primarily in California;

•	$1.5 million non-cash charge relating to the partial vesting of a supplemental executive retirement agreement for our chairman;

•	$4.4 million of closed store charges due to revisions in reserves primarily for the Profitability Enhancement Program (PEP) relating to longer than anticipated vacancy periods for our closed stores as a result of the economic slowdown;

•	$0.8 million loss related to the sale of certain stores in west Texas;

•	$0.5 million in costs related to stock offerings.

      Our fiscal 2002 results include an extraordinary loss of $3.7 million (net of an income tax benefit of $2.3 million) for costs associated with the early extinguishment of approximately $71.7 million of our 11% Senior Subordinated Notes due 2006. In addition, consistent with our adoption of FAS 142, we did not incur any goodwill amortization during fiscal 2002.

      (3) The results of operations in fiscal 2001 shown are calculated in accordance with GAAP and include $51.2 million of certain items that affect comparability between periods and which we are allowed to exclude when we calculate our operating results for purposes of measuring compliance under our debt covenants. They consist of:

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

      In addition, our fiscal 2001 results include an extraordinary loss of $3.1 million (net of an income tax benefit of $2.0 million) to write off unamortized deferred financing costs associated with our previously existing senior credit facility.

      (4) The results of operations in fiscal 2000 shown are calculated in accordance with GAAP and include $48.5 million of certain items that affect comparability between periods and which we are allowed to exclude when we calculate our operating results for purposes of measuring compliance under our debt covenants. They consist of:

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

      (5) The results of operations in fiscal 1999 shown are calculated in accordance with GAAP and include $32.7 million of certain items that affect comparability between periods and which we are allowed to exclude when we calculate our operating results for purposes of measuring compliance under our debt covenants. They consist of:

•	$30.2 million of transition and integration costs incurred with respect to acquired stores; and

•	$2.5 million of store closing costs incurred in connection with the closure of existing stores that overlapped with better-situated acquired stores.

      (6) The results of operations in fiscal 1998 shown are calculated in accordance with GAAP and include $7.5 million of certain items that affect comparability between periods and which we are allowed to exclude when we calculate our operating results for purposes of measuring compliance under our debt covenants. They consist of:

•	The write-off of a $3.6 million prepaid management fee;

•	$3.1 million of transition and integration expenses associated with 82 stores acquired from Trak Auto Corporation; and

•	$0.8 million of costs in connection with the CSK Auto Corporation’s offering of common stock.

      In addition, our fiscal 1998 results include an extraordinary loss of $6.8 million (net of an income tax benefit of $4.2 million) relating to the early extinguishment of outstanding debt with the proceeds from our initial public offering.

      (7) Represents sales to commercial accounts, including sales from stores without commercial sales centers.

      (8) Comparable store net sales data is calculated based on the change in net sales commencing after the time a new store has been open twelve months. Therefore, sales for the first twelve months a new store is open are not included in the comparable store calculation. Relocations are included in comparable store net sales from the date of opening.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Our fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year that is 53 weeks long. When we refer to a particular fiscal year we mean the following:

•	Fiscal 2002 means the 52 weeks ended February 2, 2003;

•	Fiscal 2001 means the 52 weeks ended February 3, 2002; and

•	Fiscal 2000 means the 53 weeks ended February 4, 2001.

General

      CSK Auto Corporation is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. As of February 2, 2003, we operated 1,109 stores under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 406 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schucks Auto Supply, founded in 1917, with 230 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 473 stores primarily in California.

      The discussion that follows includes several references to charges and effects relating to the following significant transactions that occurred during the period covered:

•	On July 2, 2002, we sold approximately 6.9 million shares of common stock in an underwritten public offering at $12 per share. In addition, a selling stockholder sold approximately 2.6 million shares in this offering and, together with other affiliated stockholders, this stockholder group sold their remaining approximately 3.0 million shares on November 20, 2002. These transactions are referred to collectively as the secondary offerings.

•	In August 2001, we initiated a refinancing of our capital structure that included the issuance of convertible notes, convertible debentures, a refinancing of our credit facility and the issuance of additional stock. We refer to this as our Refinancing.

•	In July 2001, we implemented a Profitability Enhancement Program to reduce costs, improve operating efficiencies and close under-performing stores. We refer to this as our PEP.

•	In April 2000, we acquired 22 AllCar stores (the AllCar stores) and in 1999 we acquired 194 Al’s and Grand Auto Supply stores (the AGA stores) and 86 Big Wheel/ Rossi stores (the Big Wheel stores). We refer to these transactions collectively as the Acquisitions.

•	In March 2000, we participated in the formation of a new joint venture, PartsAmerica.com (PA), with Advance Stores Company, Inc. (Advance) and Sequoia Capital. PA engaged in the sale of automotive parts and accessories via e-commerce. This joint venture terminated in the second quarter of fiscal 2001.

Results of Operations

      The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Year

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	53.5	55.0	53.0

Gross profit	46.5	45.0	47.0
Operating and administrative expenses	39.4	40.3	40.9
Store closing costs and other restructuring costs	0.3	1.6	0.4
Legal settlement	—	0.1	0.6
Goodwill amortization	—	0.3	0.3

Operating profit	6.8	2.7	4.8
Interest expense	4.1	4.3	4.3
Equity in loss of joint venture	—	—	0.2

Income (loss) before income taxes and extraordinary loss	2.7	(1.6)	0.3
Income tax expense (benefit)	1.0	(0.6)	—

Income (loss) before extraordinary loss	1.7	(1.0)	0.3
Extraordinary loss, net of income taxes	(0.2)	(0.2)	—

Net income (loss)	1.5%	(1.2)%	0.3%

     Net Sales

      Net sales and sales data for the prior three years were as follows (sales $ in thousands):

	Net Sales & Sales Data

	2002	2001	2000

Retail sales	$1,238,474	$1,174,490	$1,176,326
Commercial sales	262,773	259,096	244,942
Other sales	5,399	4,999	4,826

Net sales for 52 weeks	1,506,646	1,438,585	1,426,094
Impact of 53rd week in fiscal 2000	—	—	26,015

Total net sales	$1,506,646	$1,438,585	$1,452,109

Sales growth — all stores (52 weeks)	4.7%	0.1%	15.8%
Sales growth — comparable stores	7.0%	1.0%	2.0%
Sales growth — commercial sales (52 weeks)	1.4%	5.8%	12.5%
Number of stores open (at end of year)	1,109	1,130	1,152

      Net sales include the results of all stores from the date opened or acquired. We also evaluate results for comparable (or same-store) sales. Comparable store net sales data is calculated based on the change in net sales commencing after the time a new or acquired store has been open for twelve months. Therefore, sales for the first twelve months a new or acquired store is open are not included in the comparable store calculation. Stores that have been relocated are included in comparable store sales. To evaluate sales levels, we have identified the net sales for the 53rd week in 2000 for comparison purposes so as to evaluate consistent 52-week fiscal periods across all fiscal years presented.

      Net sales for all stores and comparable stores increased significantly in fiscal 2002 compared to fiscal 2001 primarily due to: (1) our improved liquidity which allowed us to replenish our store inventories to more normal levels of product availability; (2) the commencement of a new merchandising program that features garage maintenance and organizational products; and (3) an increased emphasis on promotional activities and promotional pricing to stimulate customer awareness and improve customer counts in our stores. Total commercial sales increased 1.4% in fiscal 2002 compared to fiscal 2001.

      Retail sales growth was flat in fiscal 2001 compared to fiscal 2000 and comparable store sales increased 1% over the same period. Excluding the 53rd week in 2000, commercial sales for all stores and for comparable stores increased 5.8% and 10%, respectively, in fiscal 2001 compared to fiscal 2000. This increase resulted from the continued expansion of our commercial sales program.

     Gross Profit

      Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

      Gross profit for fiscal 2002 was $700.2 million, or 46.5% of net sales, compared to $648.0 million, or 45.0% of net sales for fiscal 2001. Gross profit increased in fiscal 2002 over fiscal 2001 due to increased cash discounts and vendor allowances as a result of our improved sales volume and liquidity. As a result of the LIFO method of accounting for inventory and the ability to obtain lower product acquisition costs, we recorded reductions to cost of goods sold of $13.0 million and $9.7 million for fiscal 2002 and 2001, respectively. In addition, gross profit in fiscal 2001 was negatively impacted by $23.1 million of charges incurred relating to our PEP.

      Gross profit in fiscal 2001 was $648.0 million, or 45.0% of nets sales, compared to $683.1 million, or 47.0% of net sales for fiscal 2000. Gross profit decreased in fiscal 2001 compared to fiscal 2000 primarily as a result of our PEP, in which $23.1 million of charges were incurred relating to reduction in inventory values and costs associated with inventory review and disposal. As a result of the LIFO method of accounting for inventory and the ability to obtain lower product acquisition costs, we recorded reductions to cost of goods sold of $9.7 million and $5.4 million for fiscal 2001 and 2000, respectively. Although we had anticipated higher gross profit levels for 2001, we did not achieve this result because of lower than expected vendor volume purchase allowances and cash discounts during the year due principally to lower than typical in-stock inventory levels in the 2001 period. We have historically utilized prompt payment and other cash discount programs offered by vendors. Because of the need to pay for the class action lawsuit settlement (see Note 16 to the Consolidated Financial Statements) and the term loan amortization payments, we made efforts to retain cash during most of fiscal 2001 and did not take full advantage of the contractual vendor allowances. In addition, our change of advertising strategy to emphasize promotional discounts through newspaper advertising to increase retail customer count resulted in a reduction to the realized gross profit margin during the period.

     Operating and Administrative Expenses

      Operating expenses consist of operating and administrative expenses and also include the costs of store closing and restructuring costs (including the PEP), legal settlements, and goodwill amortization (in fiscal years prior to 2002). Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.

      Operating expenses decreased by approximately $11.7 million to $597.7 million, or 39.7% of net sales, in fiscal 2002 from $609.3 million, or 42.4 % of net sales, in fiscal 2001. Operating expenses have decreased as a percent of sales as a result of cost reductions associated with our PEP and the elimination of goodwill amortization during fiscal 2002. Operating expenses have also decreased as a percent of sales due, in part, to the leveraging of our fixed costs over rising net sales. In addition, the following items impacted the comparability of fiscal 2002 operating expenses:

•	A charge for workers’ compensation of approximately $4.9 million reflecting increased loss reserves for claims incurred during plan years 1999 through 2001 and claims relating to the acquired PACCAR stores, in response to increasing medical and claims costs, primarily in California.

•	Closed store charges of $4.4 million due to revisions in reserves, primarily for the PEP stores, relating to longer than anticipated vacancy periods and lower estimated sublease rates as a result of the economic slowdown.

      Operating expenses decreased by $3.1 million to $609.3 million, or 42.4% of net sales, for fiscal 2001 from $612.4 million, or 42.2% of net sales, for fiscal 2000. The following items impacted the comparability of operating expenses for the fiscal years indicated:

•	Implementation of our PEP to reduce costs, improve operating efficiencies and close under-performing stores which included approximately $21.5 million of store closing and restructuring charges and $1.7 million of other adjustments to prior estimates affecting the closed store reserve that were unrelated to the PEP.

•	The sale of certain of our stores that we had planned to close as part of the PEP. We had expected to leave the stores vacant and incur rents through the expiration of the contracted leases, or to incur rental costs while negotiating with potential subtenants. The costs were no longer required as we sold the stores and transferred the leases to the new owner. Results of operations in fiscal 2001 reflect a reduction in expenses of $1.5 million resulting from this transaction.

•	Settlement of two separate but similar lawsuits. The lawsuits sought overtime pay for personnel that we had believed were exempt from overtime because they were part of our store management. Our operating results reflect the costs of settlement of $2.0 million (2001) and $8.8 million (2000). We have changed the manner in which we compensate certain members of our store management to avoid similar litigation in future periods.

•	Over the past several years, we have completed a series of acquisitions. Upon completion of each acquisition, we incurred direct and incremental expenses for the transition of acquired stores to our operating format. These expenses included the cost of re-merchandising acquired inventories, training employees, grand opening advertising (to generate name brand awareness in new markets) and other expenses. These expenses were typically incurred for a period of approximately six months following the acquisition, and totaled $0.2 million (2001) and $23.8 million (2000).

•	We incurred charges of $1.2 million relating to a loss on disposition of certain fixed assets in fiscal 2001.

•	Two of our commercial customers declared bankruptcy, requiring us to provide discrete provisions for bad debts of $1.5 million in 2001 and $0.4 million in 2000.

•	In connection with the Acquisitions, we identified certain stores in our existing chain for closure because they overlapped with better-situated acquired stores. We incurred related charges of $3.7 million in fiscal 2000. We routinely incur other store closing costs, but have not identified these costs as special items because they are incurred in the normal course of updating and relocating stores to improve our business.

     Interest Expense

      Interest expense for fiscal 2002 increased to $62.3 million from $61.6 million for the comparable period of fiscal 2001. Higher average interest rates, primarily on our fixed rated debt, and increased amortization of deferred financing fees as a result of our Refinancing increased interest expense. These increases were partially offset by reduced interest expense associated with lower average outstanding debt balances and less vendor interest on accounts payables because of our improved liquidity in fiscal 2002. During February 2002, we entered into an interest rate swap agreement to convert the interest rate payment obligation on $100.0 million of our 12% Senior Notes to a floating rate, set quarterly, equal to the 3 month LIBOR rate plus 760 basis points. For fiscal 2002, we reduced interest expense by approximately $2.4 million as a result of the interest rate swap.

      Net interest expense for fiscal 2001 totaled $61.6 million compared to $62.4 million for the 53 weeks of fiscal 2000. Interest expense decreased as a result of lower average interest rates and the fact that there was one less week in fiscal 2001 (52 weeks) relative to fiscal 2000 (53 weeks). These decreases were partially offset by higher interest expense in fiscal 2001 due to higher average outstanding loan balances and increased amortization of deferred financing fees as a result of our Refinancing. Due to our liquidity issues during the year, we incurred vendor interest on accounts payable because we extended merchandise payment terms.

     Income Tax Expense

      Income tax expense for fiscal 2002 was $14.8 million or 36.7%. The effective tax rate in fiscal 2002 is lower than the effective benefit rate in the prior year (38.7%) due to the impact of state tax credits applied to our statutory rate in a year with a loss before income taxes.

      Income tax benefit for fiscal 2001 was $8.9 million, reflecting the loss we incurred, compared to income tax expense of $0.2 million for the 2000 fiscal period. Our effective tax rate was 38.7% during fiscal 2001. Our effective tax rate of 4.0% in fiscal 2000 was not representative of our typical rate as a result of certain permanent items and tax credits that were relatively higher in proportion to our income before income taxes than in other years. The rate also decreased in 2000 as a result of a reversal of prior reserves no longer required.

Profitability Enhancement Program (PEP)

      During the second quarter of fiscal 2001, we implemented our PEP to reduce costs, improve operating efficiencies and close under-performing stores. As a result of the PEP, we recorded total restructuring and other charges of $44.6 million, which are detailed in the following paragraphs. The table below summarizes the charges relating to the PEP:

Amounts recorded as store closing and restructuring charges:
Reserve for store closing costs	$13,698
Write down for impairment of store site costs and store related property and equipment	6,649
Reserve for workforce reduction	400
Other	729

Total	21,476

Amounts recorded as charges to cost of sales:
Provision for excess inventories	17,292
Actual costs incurred for inventory review and disposal	5,800

Total	23,092

Grand total	$44,568

     Store Closing Costs

      Under the PEP, we increased the store closing reserve by approximately $13.7 million. Approximately $6.8 million of the charge related to the planned closure of 36 stores based on several factors including market saturation, store profitability, and store size and format. Of these planned closures, 34 were closed as of February 2, 2003 and charges relating to 2 of the stores were subsequently eliminated from the reserve upon the sale of these stores and the transfer of the lease commitments to the new owner. In addition, we recorded an increase to the reserve for prior years plans of approximately $6.9 million relating to existing closed stores that had longer than anticipated vacancy periods as a result of the continued economic slowdown. The PEP charge also includes a $6.6 million write-down for impairment of leasehold improvements and other store-related property and equipment, which has been recorded as a direct reduction of net property and equipment balances. See Store Closures in a subsequent section of this Management Discussion and Analysis of Financial Condition for further discussion regarding the events and decisions made that result in strategic store closing plans and the related impact on our results of operations, liquidity and capital resources.

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

     Inventory and Related Charges

      We completed an inventory review to: (1) increase inventory turnover; (2) provide an optimal inventory level at each store location; (3) liquidate inventory not meeting our new asset return levels; and (4) write down the carrying value of inventory relating to the 36 stores planned for closure. As a result of the analysis, we elected to establish a reserve for excess inventories resulting from the decision to eliminate certain product lines and to liquidate inventory from closed stores. In conjunction with this decision, a provision of $17.3 million was recorded to reduce inventory values. In addition, we incurred actual costs of approximately $5.8 million related to labor, warehouse and distribution, freight and other operating costs associated with the inventory review and disposal. These costs are reflected as cost of sales in the accompanying statement of operations for fiscal 2001.

     Impact of the PEP

      Based on the initiatives described above, the PEP reduced fiscal 2002 operating expenses by approximately $3.5 million, which related to the reduction of certain personnel, communications and transportation costs. We anticipate that these cost savings will be applicable to future years as well. In addition, the stores closed as a result of the PEP incurred operating losses of $0.1 million and $3.6 million for fiscal 2002 and 2001, respectively. Certain of these stores incurred operating losses during fiscal 2002 as a result of the respective stores remaining open for a portion of the year. All stores were closed prior to the end of fiscal 2002.

Liquidity and Capital Resources

     Overview of Liquidity

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. We are not required to make any debt amortization payments prior to December 2004 other than for capital leases. We intend to finance our cash requirements with cash flow from operations, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases. The following table outlines our working capital and liquidity ($ in thousands):

	As of year-end

	2002	2001

Net current assets	$528,749	$498,914

Cash	$15,519	$16,084
Availability under revolving line of credit	54,698	35,885

Total liquidity	$70,217	$51,969

      As of February 2, 2003, we had net working capital of approximately $528.7 million, an increase of $29.8 million, or 6.0%, compared to February 3, 2002. Working capital increased primarily due to: (1) a $31.2 million increase in inventories consistent with our return to a more normal inventory in-stock position and the acquisition of new product types in support of new merchandise programs; and (2) a $26.8 million increase in receivables primarily as a result of new vendor rebate and cooperative advertising programs. These increases were partially offset by working capital decreases from: (1) a $7.1 million increase in accounts payable relating to the increased inventory purchases and extended payment terms; (2) an $8.7 million change in net current deferred income taxes primarily as a result of inventory valuation differences; and (3) an $8.4 million increase in accrued payroll related expenses primarily as a result of increased workers compensation reserves.

      As of February 2, 2003, we had total liquidity (cash plus availability under our existing revolving credit facility) of approximately $70.2 million. Availability under our revolving credit agreement is controlled by borrowing base limitations applicable to that facility. The borrowing base formula is equal to the lesser of $300.0 million or the sum of certain percentages of our eligible inventory and accounts receivable. As a result of the limitations imposed by the borrowing base formula, at February 2, 2003, we could only borrow up to $275.5 million of the total $300.0 million facility. Accordingly, we have $24.5 million of additional borrowing capacity that has not been included in our liquidity calculation, but that may become available in the future, subject to the borrowing base calculation.

      Debt is an important part of our overall capitalization. While we are still highly leveraged, our debt to equity ratio continues to improve. Our ratio has decreased as a result of our conversion of $50.0 million in outstanding Convertible Subordinated Debentures to common stock, our July 2002 stock offering and the subsequent retirement of approximately $71.7 million of outstanding 11% Senior Subordinated Notes. The table below details our debt to equity ratio ($ in thousands):

	As of year-end

	2002	2001

Debt, including capital lease obligations	$524,967	$670,843
Equity	302,182	154,286

Debt to equity ratio	1.7	4.3

Analysis of Cash Flows

     Operating Activities

      During fiscal 2002, net cash provided by operating activities was $35.9 million compared to $7.9 million of cash used in operating activities during fiscal 2001. The significant components of the change are: (1) net income for fiscal 2002 of $21.8 million compared to a loss of $17.2 million in the fiscal 2001 period, which is partially offset by $25.4 million of non-cash inventory and fixed asset charges during the 2001 period as a result of our PEP; (2) a reduction in cash used to support working capital (as discussed above) and net changes in other assets and liabilities, whereby $44.0 million was used during fiscal 2002 compared to $55.4 million during fiscal 2001; (3) a $4.4 million premium payment made during fiscal 2002 as part of our retirement of $71.7 million of outstanding 11% Senior Subordinated Notes; and (4) an $8.8 million payment made during fiscal 2001 as a result of our settlement of the class action lawsuits (see Note 16 to the Consolidated Financial Statements).

      In fiscal 2001, net cash used in operating activities was $7.9 million compared to $32.5 million provided by operating activities during fiscal 2000. The significant components of the change are: (1) a net loss of $17.2 million in fiscal 2001 compared to net income of $5.0 million in fiscal 2000; (2) an increase in cash used to support working capital and net changes in other assets and liabilities, whereby $55.4 million was used during fiscal 2001 compared to $18.9 million during fiscal 2000; and (3) the payment during fiscal 2001 with respect to the class action lawsuits described above.

     Investing Activities

      Net cash used in investing activities totaled $6.6 million for fiscal 2002 compared to $10.1 million used in investing activities during fiscal 2001. The decrease in cash used in investing activities during fiscal 2002 was the result of: (1) $4.2 million in proceeds from the sale of 13 stores in west Texas in fiscal 2002 (no such sale occurred in fiscal 2001); and (2) $2.6 million less in capital expenditures in fiscal 2002 than in the comparable 2001 period. These sources of cash were offset in part by $3.3 million less in proceeds from assets held for sale in fiscal 2002.

      Net cash used in investing activities totaled $10.1 million for fiscal 2001 compared to $34.5 million used in investing activities during fiscal 2000. The decrease in cash used in investing activities for fiscal 2001 as compared to fiscal 2000 was primarily the result of $19.9 million less in capital expenditures. We invested a greater amount in fiscal 2000 as part of the transition and integration of our Acquisitions. In addition, during fiscal 2000 we made a $3.2 million investment in PA.

      We did not make any acquisitions during fiscal 2002 or 2001 nor do we anticipate any significant acquisitions during fiscal 2003. We have budgeted approximately $15.0 million for capital expenditures for fiscal 2003, primarily for new stores and general corporate purposes. We opened 18 new, relocated or expanded stores in fiscal 2002 and expect to open, relocate or expand approximately 20 to 30 stores in fiscal 2003. We anticipate that the majority of these stores will be financed under arrangements structured as operating leases that require minimal capital expenditures for fixtures and store equipment. For the remainder of our planned new, relocated or expanded stores, we expect to spend approximately $125,000 per store for leasehold improvements. In addition to capital expenditures, each new store, except for relocated stores, will require an estimated investment in working capital, principally for inventories, of approximately $300,000.

     Financing Activities

      During fiscal 2001, we completed a Refinancing of our capital structure that resulted in the elimination of scheduled bank debt amortization payments prior to the end of 2004, the extension of debt maturities and enhanced liquidity. The Refinancing consisted of the following: (1) the issuance of a $30.0 million, 7% Convertible Subordinated Note, which was converted during fiscal 2001 into approximately 4.5 million shares of our common stock at a conversion price of $6.63 per share; (2) a new three-year $300.0 million senior secured, asset-based credit facility due in December 2004 comprised of a $170.0 million non-amortizing term loan and a $130.0 million revolving credit facility; (3) the issuance of $280.0 million of 12% Senior Notes; and (4) the issuance of $50.0 million of 7% Convertible Subordinated Debentures, which were converted at our election on May 20, 2002 into approximately 5.75 million shares of our common stock at the conversion price of $8.69 per share.

      To continue to reduce debt and improve liquidity, on July 2, 2002, we sold approximately 6.9 million shares of common stock in an underwritten public offering at $12 per share. Proceeds from this offering were used to retire approximately $71.7 million of our outstanding 11% Senior Subordinated Notes. The early extinguishment of this debt resulted in an extraordinary loss of approximately $3.7 million, net of approximately $2.3 million of income tax benefit, primarily as a result of the payment of an early redemption premium and the write off of deferred debt issuance costs. The sources and uses of funds of this transaction are as follows ($ in thousands):

Proceeds:
Gross proceeds at $12 per share	$82,540
Underwriting discount	(3,921)

Net proceeds	$78,619

Uses:
Partial retirement of 11% Senior Subordinated Notes	$(71,703)
Redemption premium on retired notes — charged to extraordinary loss	(3,943)
Accrued interest on retired notes	(1,972)
Issuance costs	(741)
General corporate purposes	(260)

Total use of funds	$(78,619)

      Net cash used in financing activities totaled $29.9 million for fiscal 2002 compared to $23.0 million provided by financing activities in fiscal 2001. Our secondary offering in July 2002 provided the largest component of our financing cash flows during fiscal 2002, while our Refinancing provided the largest component during fiscal 2001 (see table below). In addition, the net payments made on our revolving credit facility during fiscal 2002 were $23.7 million more than fiscal 2001 (excluding the impact of the Refinancing), resulting from our improved liquidity. The following table highlights the components of our Refinancing and its effect on our financing activities for fiscal 2001 ($ in thousands):

		Non-Refinancing
	Refinancing	Activity	Total

Borrowings under senior credit facility	$217,000	$321,000	$538,000
Payments under senior credit facility	(515,160)	(322,320)	(837,480)
Payment of debt issuance costs	(19,917)	(2,102)	(22,019)
Issuance of convertible subordinated notes in August 2001	30,000	—	30,000
Issuance of convertible subordinated debentures in December 2001	50,000	—	50,000
Borrowings under 12% Senior Notes	275,317	—	275,317
Payments on capital lease obligations	—	(10,149)	(10,149)
Recovery of stockholder receivable	—	29	29
Exercise of stock options	—	4	4
Other financing activities	—	(692)	(692)

Net cash provided by financing activities	$37,240	$(14,230)	$23,010

      Net cash provided by financing activities totaled $23.0 million for fiscal 2001 compared to $1.4 million in fiscal 2000. Summarized in the table above, our Refinancing generated $37.2 million in net financing cash inflows as compared to a net cash outflow of $14.2 million relating to other financing activities. The decrease in cash flows relating to other financing activities as compared to fiscal 2000 primarily relates to net payments on the senior credit facility during fiscal 2001 of $1.3 million as compared to $17.7 million of net borrowings on the senior credit facility during fiscal 2000.

Operating Lease Arrangements and Contractual Obligations

      We lease our office and warehouse facilities, all but one of our retail stores, and a majority of our equipment. Certain of the equipment leases are classified as capital leases and, accordingly, the equipment and related obligation are recorded on our balance sheet. However, substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. The majority of these lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. We believe that the long duration of our store leases offer security for our store locations without the risks associated with real estate ownership.

      We currently have leases for our corporate headquarters and an adjacent parking lot with a landlord which until November 2002 was a related party. Previously we had entered into sale-leaseback or other financing arrangements with related parties. We believe that the terms of the transactions with the related parties were no less favorable than terms we may have been able to receive from independent third parties at the time of the applicable transaction. We also believe that these transactions as a whole are not material to our financial statements. For more information on related party transactions, refer to Note 5 of the Consolidated Financial Statements.

      Historically, we had an arrangement with a real estate investment company, under which we would identify a location for a new store and then that company would acquire the property. We would then build our new store and lease the store from the real estate investment company under an operating lease. This arrangement expired on December 31, 2000. During fiscal 2001, two stores, which were previously committed under this facility, were funded. We do not plan to negotiate another similar facility and do not believe that such a lease facility is critical to our store development plans for fiscal 2003 based on the limited number of projected store openings and the availability of other alternative financing arrangements, including sale-leaseback financing transactions directly with individual investors. We funded our new and relocated stores during fiscal 2002 under separate agreements with landlords and individual investors.

      In order to facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided ($ in thousands):

	Payments Due by Period

		Within	2-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations
Long term debt	$492,607	$—	$202,000	$290,607	$—
Capital lease obligations	42,486	15,363	20,657	4,073	2,393
Operating lease obligations(1)	820,419	122,569	208,480	167,313	322,057

Total contractual obligations	$1,355,512	$137,932	$431,137	$461,993	$324,450

(1)	Operating lease obligations are not offset by obligations of subtenants.

      Other commercial commitments consist of standby letters of credit totaling approximately $18.8 million, all of which expire in 2003.

Store Closures

      We provide an allowance for estimated costs and losses to be incurred in connection with store closures. On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required projections, it is designated for closure. As a result of our acquisitions over the last several years, we have closed numerous locations as a result of store overlap with previously existing store locations.

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Prior to January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. No provision was made for employee termination costs. For stores to be relocated, such costs were recognized when an agreement for the new location had been reached with a landlord and site plans met preliminary municipal approvals. During the period that they remained open for business, the rent and other operating expenses for the stores to be closed continued to be reflected in normal operating expenses.

      In July 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early implementation encouraged. We did not incur any new liability related to a store closure between adoption of this statement and the end of our fiscal year. The adoption of this pronouncement will impact the timing of recognition of future closed store charges, which will be recorded at fair value when a store is vacated.

      As of February 2, 2003, we had a total of 218 store locations included in the allowance for store closing costs. Of this total, 45 locations were vacant, 166 locations were subleased and 7 locations were identified for closure but remained open as of year end. In addition to these stores, we had 58 service centers of which 1 was vacant and 57 were subleased. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018.

      Activity in the provision for store closings and the related store closing costs for the three fiscal years ended February 2, 2003, including the PEP, is as follows ($ in thousands):

	Fiscal Year

	2002	2001	2000

Balance, beginning of year	$6,771	$1,552	$4,802
Store closing costs:
Store closing costs, gross	1,314	7,530	6,101
Adjustments to prior plans	(1,196)	(1,536)	(41)
Revisions in estimates	4,908	8,638	—

Store closing costs, net	5,026	14,632	6,060
Purchase accounting adjustments:
Als and Grand Auto Supply	—	—	2,744

Total purchase accounting adjustments	—	—	2,744
Payments:
Rent expense, net of sublease recoveries	(5,030)	(6,051)	(6,570)
Occupancy and other expenses	(1,837)	(2,839)	(4,846)
Sublease commissions and buyouts	(508)	(523)	(638)

Total payments	(7,375)	(9,413)	(12,054)

Balance, end of year	$4,422	$6,771	$1,552

      During fiscal 2002, we recorded the following: (1) gross store closing costs of $1.3 million relating to the identification of 25 stores for closure; (2) an adjustment to prior plans of $1.2 million primarily due to management’s decision to utilize a warehouse and storage facility that was previously included within the 1999 plan year accrual in conjunction with purchase accounting adjustments as a result of our Acquisitions; and (3) revisions in estimates of $4.9 million ($3.0 million for plan year 2001, $0.1 million for plan year 2000 and $1.8 million for plan years prior to 2000) relating to existing closed stores that have had longer than anticipated vacancy periods as a result of the continued economic slowdown.

      During fiscal 2001, we recorded the following: (1) gross store closing costs of $7.5 million ($6.8 million from the PEP) relating to the identification of 46 stores for closure; (2) an adjustment to prior plans of $1.5 million due to two stores previously identified for closure under our PEP that were subsequently removed as they were sold and the lease commitment was transferred to the new owner; and (3) revisions in estimates of $8.6 million ($1.3 million for plan year 2000, $0.8 million for plan year 1999 and $6.5 million for plan years prior to 1999) relating to existing closed stores that have had longer than anticipated vacancy periods as a result of the economic slowdown.

      During fiscal 2000, we recorded the following: (1) gross store closing costs of $6.1 million relating to the identification of 24 stores for closure ($3.7 million of which relates to a 1999 closure plan for current stores that overlapped with the acquired AGA stores); and (2) purchase accounting adjustments of $2.7 million relating to a 1999 closure plan of certain acquired AGA stores.

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Store Count by Fiscal Year	Balance	Added	Amendments	Closed	be Closed

2000	28	24	(1)	(42)	9
2001	9	46	(2)	(46)	7
2002	7	25	—	(25)	7

      At February 2, 2003, there were 7 stores remaining to be closed under our store closing plans, comprised of the following:

	Stores in	Plan	Stores	Balance to
Store Count by Fiscal Year of Accrual	Closing Plan	Amendments	Closed	be Closed

2000	24	—	(24)	—
2001	46	(2)	(44)	—
2002	25	—	(18)	7

				7

      We expect cash outflows for closed store locations of approximately $3.0 million during fiscal 2003 and the remainder of cash outflows to occur during fiscal 2004 and 2005. We plan to fund these outflows from normal operating cash flows and borrowings under our Senior Credit Facility. We anticipate that we will close or relocate approximately 20 stores during fiscal 2003. We anticipate that the majority of these closures will occur at the end of the lease term, resulting in minimal store closing costs.

Outlook

      In fiscal 2003, we expect to grow comparable stores sales by 3.5% to 4.0%. We anticipate gross profit in fiscal 2003 to approximate the levels of fiscal 2002 and expect to pay down our long-term debt by an additional $50 million to $60 million. Although this should result in reduced interest expense, any significant increase in the LIBOR rate to which our variable rate debt is indexed, could mitigate this planned improvement. Any unusual weather conditions, competitive pressures, or other adverse changes to our business or the economy in general could materially affect our financial position and results of operations.

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

     Debt Covenants

      Our credit agreement contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. The Consolidated Leverage Ratio is “Consolidated Total Funded Debt”, as defined in the credit agreement, divided by “Consolidated EBITDA” as defined in the credit agreement. The Interest Coverage Ratio is “Consolidated EBITDA”, as defined in the credit agreement, divided by “cash interest expense”, as defined in the credit agreement. At February 2, 2003, our Consolidated Leverage Ratio was 3.52 to 1.00; and our Interest Coverage Ratio was 2.73 to 1.00, both of which were in compliance with the related covenants. We anticipate meeting all required covenants under our existing credit agreement in fiscal 2003. The following table shows the ratios that we need to meet through the life of our credit agreement.

Interest
		Leverage	Coverage
		Ratio (must	Ratio (must
		be at or	be at or
Fiscal Year	Fiscal Quarter	below)	above)

2003	First	4.25 to 1.00	2.00 to 1.00
2003	Second	3.75 to 1.00	2.25 to 1.00
2003	Third	3.75 to 1.00	2.25 to 1.00
2003	Fourth	3.75 to 1.00	2.25 to 1.00
2004	First	3.75 to 1.00	2.25 to 1.00
2004	Second	3.50 to 1.00	2.50 to 1.00
2004	Third	3.50 to 1.00	2.50 to 1.00
2004	Fourth	3.50 to 1.00	2.50 to 1.00

      A breach of the covenants, ratios, or restrictions contained in our credit agreement could result in an event of default thereunder. Upon the occurrence of such an event of default, the lenders under our credit agreement could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the credit agreement accelerate the payment of the indebtedness, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is secured by substantially all of our assets.

      Although we have significantly reduced our outstanding debt over recent years, we are still highly leveraged. The degree to which we are leveraged could have important consequences on our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes. A substantial portion of our cash flow from operations must be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for other purposes. We are substantially more leveraged than some of our competitors, which might place us at a competitive disadvantage to those competitors that have lower debt service obligations and significantly greater operating and financial flexibility than we do. We may not be able to adjust rapidly to changing market conditions and we may be more vulnerable in the event of a downturn in general economic conditions or in our business.

     Credit Ratings

      Currently, our debt instruments are rated by the major debt rating agencies. The table below outlines our debt ratings.

Description of Debt	Moody’s Rating	Standard & Poor’s

Term loan	Ba3	BB-
Revolver	Ba3	BB-
12% notes	B2	B
11% notes	B3	B-

     Interest Rates

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt is sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit facility and our $100.0 million rate swap agreement, which are primarily vulnerable to movements in the LIBOR rate. See item 7A. Quantitative and Qualitative Disclosures about Market Risk below for a more detailed explanation about our variable interest rate risk.

Critical Accounting Matters

      We define a critical accounting matter as one that is both significant to the portrayal of our financial condition and results of operations, and requires management’s most difficult, subjective or complex judgements.

     Inventories and Cost of Sales

      Net Realizable Value. Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. Our inventory levels have been generally consistent in recent years and thus, under LIFO, costs of sales reflect the costs of the most currently purchased inventories. Inventory carrying balances on the other hand, reflect the costs relating to prices paid in prior years under the LIFO method. Our costs of acquiring inventories through normal purchasing activities have been decreasing in recent years as our increased size and cash flows have enabled us to take advantage of volume discounts and lower product acquisition costs. Accordingly, it costs us less money to replace inventory today than the LIFO balances carried for similar inventory in our financial statements. As a result of the LIFO method of accounting for inventory and the ability to obtain lower product acquisition costs, we recorded reductions to cost of goods sold of $13.0 million, $9.7 million and $5.4 million for fiscal 2002, 2001 and 2000, respectively.

      As a result of the above, the replacement cost of inventories approximated $545.0 million and $527.6 million at February 2, 2003 and February 3, 2002, respectively, as compared to financial statement carrying values of $650.8 million and $619.6 million.

      While carrying balances are higher than replacement costs, such carrying balances are not higher than the net realizable value amount (“NRV”) we expect to earn by selling the inventory through our retail stores in the normal course of business. Under generally accepted accounting principles, NRV reflects the expected selling price of the inventories, less expected disposal costs and a normal profit margin.

      We evaluate the difference between carrying balances and NRV of our inventories at each balance sheet reporting date. At February 2, 2003, we estimated that the NRV of our inventories exceeded carrying balances by approximately $28.5 million and thus no impairment is indicated. If our evaluation in a future period were to indicate that carrying balances exceed the NRV of the inventories, the carrying balances of the inventory would be reduced to NRV, with a corresponding charge to operations.

      Vendor programs. Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. We recognize vendor rebates, discounts and allowances based on the terms of written agreements. Such amounts may be amortized over the life of the applicable agreements, or recognized as inventory is sold.

      Certain vendor rebates are reimbursements for costs we incur to sell the vendor’s products and are recognized as a reduction of selling expenses. Other rebates, including amounts received that are in excess of our costs, are presumed to be a reduction of the prices of the vendor’s products and are accounted for as a reduction of our cost of sales.

      At each balance sheet reporting date, we reduce inventory carrying balances by an estimate of purchase discounts and volume rebates that remain in ending inventory at period end, based upon inventory turnover rates. Such discounts and rebates reduced inventory balances by approximately $24.2 million and $23.5 million as of February 2, 2003 and February 3, 2002, respectively.

      Inventory handling costs. Certain operating and administrative costs associated with purchasing and handling of inventory are capitalized in inventories. The amounts of such costs included in inventories as of February 2, 2003 and February 3, 2002 were approximately $33.0 million and $31.5 million, respectively.

Deferred Tax Asset

      Included in our net deferred tax liability are deferred tax assets of approximately $23.5 million as of February 2, 2003, reflecting the benefit of federal and state tax loss carryforwards approximating $66.1 million and $9.5 million, which begin to expire in 2014 and 2007, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Accordingly, we believe that no valuation allowance is required for deferred tax assets in excess of deferred tax liabilities. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Legal Matters

      We currently and from time to time are involved in other litigation incidental to the conduct of our business, including asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on an internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that any of these legal claims, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows. However, if our estimates related to these contingent liabilities are incorrect, the future results of operations for any particular fiscal quarter or year could be materially adversely affected.

Self-Insurance Reserves

      We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, we are responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred losses, we utilize loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. During fiscal 2002 we recorded $4.9 million of workers’ compensation expense reflecting increased loss reserves for claims incurred during plan years 1999 through 2001 and claims relating to the acquired PACCAR stores, in response to increasing medical and claims costs, primarily in California.

Store Closing Costs

      If a store location does not meet our required standards, it is designated for closure. We provide an allowance for estimated costs and losses to be incurred in connection with store closures. We establish this allowance based on an assessment of market conditions for rents and include assumptions for vacancy periods and sublease rentals. In fiscal years 2002 and 2001, we were required to make adjustments of $4.9 million and $8.6 million respectively to the allowance because actual market conditions were different from the assumptions we made at the time we established the allowance. We may be required to make further adjustments in future periods.

      There are several significant assumptions that underlie the estimates inherent in the closed store reserve. These assumptions include: (1) real estate broker estimates for vacancy periods and estimated sublease rates based on the broker’s experience and expertise; (2) fulfillment by our subtenants of their lease obligations; (3) estimates for occupancy expenses based on historical averages and, in the case of real estate taxes, subject to changes by taxing authorities. Accordingly, we continuously review these assumptions and revise the reserve as necessary.

      In addition, there are certain assumptions that are sensitive to deviations and could produce actual results significantly different from management’s original assumptions. These assumptions may be revised as follows: (1) national or regional economic conditions that can shorten or lengthen vacancy periods; (2) deterioration of neighborhoods surrounding store locations resulting in longer than anticipated vacancy periods; (3) changing subtenant needs resulting in functional obsolescence of store locations; and (4) subtenant defaults or bankruptcies resulting in vacant properties. Historically, we have recorded revisions in estimates to the closed store reserve that have resulted from these issues. These revisions usually result from overall longer vacancy periods on store locations and realized sublease rates lower than originally anticipated.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a significant impact on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We are required to adopt the provisions of SFAS No. 145 by February 3, 2003. During the second quarter of fiscal 2002, we recorded an extraordinary loss of $3.7 million (net of income tax benefit) relating to the early retirement of debt. SFAS No. 145 will require that this amount be reclassified to operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early implementation encouraged. We adopted SFAS No. 146 on January 1, 2003. We did not incur any new liability related to a disposal cost or exit activity between adoption of this statement and the end of our fiscal year. The adoption of this pronouncement will impact the timing of recognition of future closed store charges, which will be recorded at fair value when a store is vacated.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. We adopted SFAS No. 148 during the fourth quarter of fiscal 2002. The adoption of SFAS No. 148 did not have a significant impact on our financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure requirements of FIN No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. In the ordinary course of our business, from time to time, we enter into agreements with unrelated parties which may contain indemnity obligations triggered by pre-existing conditions (e.g., environmental contamination), our prior performance or third party acts. These indemnification provisions are the result of negotiated transactions and, in each such case, we have determined that the indemnity obligation is acceptable based on one or more factors, including the existence of an indemnification in our favor by an unrelated third party, availability of insurance coverage, the remote possibility that the triggering event would occur, and/or the determination that the cost of performing the indemnity obligation would not be significant. We are not aware of the occurrence of any triggering event or condition that would have a material adverse impact on our financial statements as a result of an indemnity obligation relating to any such triggering event or condition. Accordingly, the adoption of FIN No. 45 is not expected to have a material impact on our financial condition or results of operations. See Note 18 to our Consolidated Financial Statements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest entities, an interpretation of ARB 51”. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the primary beneficiary). The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. We do not have any transactions or relationships with variable interest entities and, therefore, FIN No. 46 will not impact our financial statements.

      In March 2003, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on certain matters discussed in EITF 02-16, Accounting by a Customer (including a Reseller) for Certain Considerations Received from a Vendor. Under the EITF, rebates or allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in costs of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, and would be recognized as a reduction in selling, general and administrative expenses. We have historically recognized almost all of our vendor rebates as a reduction in cost of sales, and therefore do not expect the adoption of the EITF to have a significant impact on our financial position, results of operations, or cash flows. We have also recognized certain vendor rebates, averaging approximately $19.0 million annually, as reimbursement of costs to sell vendors’ products. These amounts have been recorded as a reduction in advertising costs, which is a component of operating and administrative costs in our consolidated statement of operations. In fiscal 2003, we will evaluate any new or modified vendor contracts to determine if such reimbursements continue to qualify for recognition consistent with prior years. To the extent such costs do not qualify as reimbursements, they will be reclassified and treated as a reduction in the costs of acquiring the related inventories. Since we expect to maintain relatively consistent levels of inventories, this reclassification of costs is not expected to have a significant impact on our financial position, results of operations, or cash flows. However, it could result in a higher gross margin (offset by higher advertising expenses) to the extent that such costs are reclassified.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      Financial market risks relating to our operations result primarily from changes in interest rates. We hold no securities for purposes of trading. Interest earned on our cash equivalents as well as interest paid on our variable rate debt is sensitive to changes in interest rates. In February 2002, we entered into an interest rate swap agreement which converted the interest payment obligation on $100.0 million of our 12% Senior Notes to a floating rate, set quarterly, equal to the 3 month LIBOR rate plus 760 basis points. Our variable rate debt relates to borrowings under our senior credit facility and our rate swap agreement, which are primarily vulnerable to movements in the LIBOR rate. Our variable and fixed rate debt at February 2, 2003 consisted of the following ($ in thousands):

		Average
		Interest	Fixed or
Debt Facility	Balance	Rate	Variable

Senior credit facility term	$170,000	5.4%	Variable
Senior credit facility revolver	32,000	5.8%	Variable
12% Senior Notes	280,000	11.4%*	Var/Fix
Unamortized original issue discount on 12% senior notes	(3,744)
Fair market value of rate swap on $100.0 million of 12% senior notes (SFAS No. 133 hedge accounting adjustment)	4,804
11% Senior Subordinated Notes	9,547	11.0%	Fixed
Capital leases	32,360	16.0%	Fixed

Total debt	$524,967

*	The coupon rate of these notes is 12%; however the effective interest rate is 11.4% due to amortization of the original issue discount net of the positive effect of the rate swap agreement on interest expense.

      At February 2, 2003, including the $100.0 million of 12% Senior Notes that are part of the interest rate swap agreement, 58% of our outstanding debt was at variable interest rates and 42% of our outstanding debt was at fixed interest rates. With $302.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is indexed would result in a $3.0 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Stockholders

     of CSK Auto Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CSK Auto Corporation and its subsidiaries at February 2, 2003 and February 3, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective February 4, 2002.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

April 24, 2003

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 2,	February 3,	February 4,
	2003	2002	2001

	(in thousands, except share and per share data)
Net sales	$1,506,646	$1,438,585	$1,452,109
Cost of sales	806,461	790,585	769,043

Gross profit	700,185	648,000	683,066
Other costs and expenses:
Operating and administrative	592,630	580,134	592,691
Store closing costs and other restructuring costs	5,026	22,392	6,060
Legal settlement	—	2,000	8,800
Goodwill amortization	—	4,807	4,799

Operating profit	102,529	38,667	70,716
Interest expense	62,261	61,608	62,355
Equity in loss of joint venture	—	—	3,168

Income (loss) before income taxes and extraordinary loss	40,268	(22,941)	5,193
Income tax expense (benefit)	14,761	(8,886)	193

Income (loss) before extraordinary loss	25,507	(14,055)	5,000
Extraordinary loss, net of income taxes of $2,313 in 2002 and $1,964 in 2001	(3,695)	(3,137)	—

Net income (loss)	$21,812	$(17,192)	$5,000

Basic earnings (loss) per share:
Income (loss) before extraordinary loss	$0.63	$(0.50)	$0.18
Extraordinary loss, net of income taxes	(0.09)	(0.11)	—

Net income (loss) per share	$0.54	$(0.61)	$0.18

Shares used in computing per share amounts	40,634,522	28,390,582	27,839,348

Diluted earnings (loss) per share:
Income (loss) before extraordinary loss	$0.63	$(0.50)	$0.18
Extraordinary loss, net of income taxes	(0.09)	(0.11)	—

Net income (loss) per share	$0.54	$(0.61)	$0.18

Shares used in computing per share amounts	40,751,802	28,390,582	27,839,348

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
	2003	2002

	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$15,519	$16,084
Receivables, net of allowances of $2,736 and $5,230, respectively	111,639	84,793
Inventories	650,783	619,629
Deferred income taxes	—	2,718
Prepaid expenses and other current assets	14,871	21,557

Total current assets	792,812	744,781

Property and equipment, net	130,745	150,381
Leasehold interests, net	14,017	16,581
Goodwill	127,069	126,846
Deferred income taxes	—	739
Other assets, net	27,379	29,249

Total assets	$1,092,022	$1,068,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$164,430	$157,284
Accrued payroll and related expenses	41,421	33,055
Accrued expenses and other current liabilities	41,602	44,529
Deferred income taxes	6,006	—
Current maturities of capital lease obligations	10,604	10,999

Total current liabilities	264,063	245,867

Long term debt	492,607	632,766
Obligations under capital leases	21,756	27,078
Deferred income taxes	3,464	—
Other liabilities	7,950	8,580

Total non-current liabilities	525,777	668,424

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 45,148,230 and 32,370,746 shares issued and outstanding at February 2, 2003 and February 3, 2002, respectively	452	324
Additional paid-in capital	448,279	322,667
Stockholder receivable	(342)	(686)
Accumulated deficit	(146,207)	(168,019)

Total stockholders’ equity	302,182	154,286

Total liabilities and stockholders’ equity	$1,092,022	$1,068,577

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

	(in thousands, except share data)
Balances at January 30, 2000	27,834,574	$278	$291,004	$(584)	$(324)	$(155,827)	$134,547
Amortization of deferred compensation	—	—	—	—	168	—	168
Recovery of stockholder receivable	—	—	—	28	—	—	28
Advances to stockholders	—	—	—	(189)	—	—	(189)
Exercise of options	6,604	—	59	—	—	—	59
Net income	—	—	—	—	—	5,000	5,000

Balances at February 4, 2001	27,841,178	$278	$291,063	$(745)	$(156)	$(150,827)	$139,613
Amortization of deferred compensation	——	—	—	—	156	—	156
Conversion of notes, net of costs	4,524,886	45	30,701	—	—	—	30,746
Issuances of restricted stock	3,764	—	—	—	—	—	—
Beneficial conversion feature of note	—	—	900	—	—	—	900
Recovery of stockholder receivable	—	—	—	59	—	—	59
Exercise of options	918	1	3	—	—	—	4
Net loss	—	—	—	—	—	(17,192)	(17,192)

Balances at February 3, 2002	32,370,746	$324	$322,667	$(686)	$—	$(168,019)	$154,286
Conversion of debentures, net of costs	5,753,740	58	46,058	—	—	—	46,116
Common stock issued in lieu of cash interest paid	136,580	1	1,408	—	—	—	1,409
Stock offering, net of costs	6,878,300	69	78,073	—	—	—	78,142
Issuances of loan to stockholder	—	—	—	(125)	—	—	(125)
Recovery of stockholder receivable	—	—	—	469	—	—	469
Retirement of common stock	(11,952)	—	(137)	—	—	—	(137)
Exercise of options	17,604	—	167	—	—	—	167
Issuances of restricted stock	3,212	—	43	—	—	—	43
Net income	—	—	—	—	—	21,812	21,812

Balances at February 2, 2003	45,148,230	$452	$448,279	$(342)	$—	$(146,207)	$302,182

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 2,	February 3,	February 4,
	2003	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$21,812	$(17,192)	$5,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	31,746	32,799	33,120
Amortization of deferred financing costs	5,292	3,741	2,224
Amortization of other items	3,820	8,347	7,707
Accretion of discount	902	98	—
Provision for write down of inventory	—	17,292	—
Write downs on disposal of fixed and other assets	901	8,133	—
Equity in loss of joint venture	—	—	3,168
Extraordinary loss on early retirement of debt, net of income taxes	3,695	3,137	—
Premium paid on early retirement of debt	(4,368)	—	—
Loss on sale of stores	847	—	—
Deferred income taxes	15,240	(8,905)	193
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(26,848)	(15,067)	(11,915)
Inventories	(34,827)	(16,316)	(7,577)
Prepaid expenses and other current assets	4,976	(771)	(208)
Accounts payable	7,146	(32,024)	25,172
Accrued payroll, accrued expenses and other current liabilities	6,715	9,240	(23,332)
Other operating activities	(1,130)	(426)	(1,083)

Net cash provided by (used in) operating activities	35,919	(7,914)	32,469

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	—	(1,182)
Capital expenditures	(9,573)	(12,200)	(32,080)
Proceeds from sale of property and equipment and assets held for sale	2,188	5,454	5,029
Proceeds from sale of stores	4,217	—	—
Investment in joint venture	—	—	(3,168)
Other investing activities	(3,384)	(3,397)	(3,141)

Net cash used in investing activities	(6,552)	(10,143)	(34,542)

Cash flows from financing activities:
Borrowings under senior credit facility	297,000	538,000	309,500
Payments under senior credit facility	(322,000)	(837,480)	(291,840)
Payment of debt issuance costs	(1,483)	(22,019)	(1,815)
Issuance of convertible subordinated notes and debentures	—	80,000	—
Borrowings under 12% Senior Notes	—	275,317	—
Issuance of common stock in public offering	82,540	—	—
Underwriters discount and other offering costs	(4,398)	—	—
Partial retirement of 11% senior notes	(71,703)	—	—
Payments on capital lease obligations	(10,167)	(10,149)	(10,934)
Advances to stockholders	(125)	—	(189)
Recovery of stockholder receivable	334	29	28
Exercise of stock options	168	4	59
Other financing activities	(98)	(692)	(3,367)

Net cash provided by (used in) financing activities	(29,932)	23,010	1,442

Net increase (decrease) in cash and cash equivalents	(565)	4,953	(631)
Cash and cash equivalents, beginning of period	16,084	11,131	11,762

Cash and cash equivalents, end of period	$15,519	$16,084	$11,131

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	57,315	56,776	61,463
Income taxes	383	—	658
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	4,450	8,075	13,462
Conversion of subordinated debt to equity (including interest)	48,070	30,746	—
Beneficial conversion feature of debentures	—	900	—

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      CSK Auto Corporation is a holding company. At February 2, 2003, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly-owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us” or “our”.

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At February 2, 2003, we operated 1,109 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schucks Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of CSK Auto Corporation and Auto for all years presented. In addition, the consolidated financial statements include the accounts of the following wholly-owned subsidiaries of Auto for the periods indicated:

•	Automotive Information Systems, Inc. (“AIS”), a leading provider of diagnostic vehicle repair information.

•	CSKAUTO.COM, Inc. (“Auto.com”), which previously operated our Internet web site that sells automotive aftermarket parts and accessories that is now operated by PartsAmerica.com.

      As more fully described in Note 3, Auto also participated in a joint venture in which it had less than a 50% ownership interest. The investment in joint venture was accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     Basis of Presentation

      As more fully explained in Note 9, bank borrowings by Auto are guaranteed by the Company, which guarantee is full and unconditional. Auto.com and AIS (collectively, the Subsidiary Guarantors) have also jointly and severally guaranteed such debt on a full and unconditional basis. Corporate is a holding company and has no other direct subsidiaries or independent assets or operations. The Subsidiary Guarantors are minor subsidiaries and have no significant independent operations. Summarized financial statements and other disclosures concerning each of Auto and the Subsidiary Guarantors are not presented because management believes that they are not material to investors. The consolidated amounts in the accompanying financial statements are representative of the combined guarantors and issuer.

      We are highly leveraged. In December 2001, we completed several transactions (see Note 9), which resulted in the elimination of scheduled bank debt amortization payments prior to the end of 2004, the extension of debt maturities and enhanced liquidity. Our new revolving credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. A breach of the covenants, ratios, or restrictions contained in the new senior credit facility could result in an event of default thereunder. We anticipate meeting all required covenants under the new credit facility in fiscal 2003.

      Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. This has no impact on previously reported financial position, results of operation or cash flow.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fiscal Year

      Our fiscal year end is on the Sunday nearest to January 31 of the following calendar year. The fiscal year ended February 2, 2003 (fiscal 2002) and the fiscal year ended February 3, 2002 (fiscal 2001) each consisted of 52 weeks. Fiscal year ended February 4, 2001 (fiscal 2000) consisted of 53 weeks.

     Revenue Recognition

      We recognize sales upon the delivery of products to our customers, which generally occurs at our retail store locations. For certain commercial customers, we also deliver products to customer locations. All retail and commercial sales are final upon delivery of products. However, as a convenience to the customer and as typical of most retailers, we will accept merchandise returns. We generally limit the period of time within which products may be returned to 30 days and require returns to be accompanied by original packaging and a sales receipt. The accompanying financial statements include an allowance for sales returns, which has been estimated by management based upon historical activity.

      Our vendors are primarily responsible for warranty claims. Our costs relative to merchandise and service warranties are not material.

     Cash Equivalents

      Cash equivalents consist primarily of certificates of deposit with maturities of three months or less when purchased.

     Fair Value of Financial Instruments

      Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and short-term borrowings approximate fair value. The fair value of long-term debt and derivative financial instruments is disclosed in Note 17.

     Derivative Financial Instruments

      Our fixed to floating interest rate swap agreement is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and is recorded on the balance sheet at its fair value. The fair value of our derivative was determined from current market prices. See Note 10.

     Receivables

      Receivables are primarily comprised of amounts due from vendors for rebates or allowances and amounts due from commercial sales customers. We record an estimated provision for bad debts based on a percentage of sales and review the allowance quarterly for adequacy. Specific accounts are written off against the allowance when management determines the account is uncollectible.

     Concentration of Credit Risk

      Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. As of February 2, 2003, we had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, we have not experienced any loss of our cash and cash equivalents due to such concentration of credit risk.

      We do not hold collateral to secure payment of our trade accounts receivable. However, management performs ongoing credit evaluations of our customers’ financial condition and provides an allowance for estimated potential losses. Exposure to credit loss is limited to the carrying amount.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Inventories and Cost of Sales

      Net Realizable Value. Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. Our inventory levels have been generally consistent in recent years and thus, under LIFO, costs of sales reflect the costs of the most currently purchased inventories. Inventory carrying balances on the other hand, reflect the costs relating to prices paid in prior years under the LIFO method. Our costs of acquiring inventories through normal purchasing activities have been decreasing in recent years as our increased size and cash flows have enabled us to take advantage of volume discounts and lower product acquisition costs. Accordingly, it costs us less money to replace inventory today than the LIFO balances carried for similar inventory in our financial statements. As a result of the LIFO method of accounting for inventory and the ability to obtain lower product acquisition costs, we recorded reductions to cost of goods sold of $13.0 million, $9.7 million and $5.4 million for fiscal 2002, 2001 and 2000, respectively.

      As a result of the above, the replacement cost of inventories approximated $545.0 million and $527.6 million at February 2, 2003 and February 3, 2002, respectively, as compared to financial statement carrying values of $650.8 million and $619.6 million.

      While carrying balances are higher than replacement costs, such carrying balances are not higher than the net realizable value amount (“NRV”) we expect to earn by selling the inventory through our retail stores in the normal course of business. Under generally accepted accounting principles, NRV reflects the expected selling price of the inventories, less expected disposal costs and a normal profit margin.

      We evaluate the difference between carrying balances and NRV of our inventories at each balance sheet reporting date. At February 2, 2003, we estimated that the NRV of our inventories exceeded carrying balances by approximately $28.5 million and thus no impairment is indicated. If our evaluation in a future period were to indicate that carrying balances exceed the NRV of the inventories, the carrying balances of the inventory would be reduced to NRV, with a corresponding charge to operations.

      Vendor programs. Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. We recognize vendor rebates, discounts and allowances based on the terms of written agreements. Such amounts may be amortized over the life of the applicable agreements, or recognized as inventory is sold.

      Certain vendor rebates are reimbursements for costs we incur to sell the vendor’s products and are recognized as a reduction of selling expenses. Other rebates, including amounts received that are in excess of our costs, are presumed to be a reduction of the prices of the vendor’s products and are accounted for as a reduction of our cost of sales.

      At each balance sheet reporting date, we reduce inventory carrying balances by an estimate of purchase discounts and volume rebates that remain in ending inventory at period end, based upon inventory turnover rates. Such discounts and rebates reduced inventory balances by approximately $24.2 million and $23.5 million as of February 2, 2003 and February 3, 2002, respectively.

      Inventory handling costs. Certain operating and administrative costs associated with purchasing and handling of inventory are capitalized in inventories. The amounts of such costs included in inventories as of February 2, 2003 and February 3, 2002 were approximately $33.0 million and $31.5 million, respectively.

Property and Equipment

      Property, equipment and purchased software are recorded at cost. Depreciation and amortization are computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related assets, which range from 5 to 25 years, or for leasehold improvements and property under capital leases, the base lease term or estimated useful life, if shorter. Maintenance and repairs are charged to earnings when incurred. When property, equipment or software is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss on the retirement of fixed assets.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Software Development Costs

      Certain internal software development costs are capitalized and amortized over the life of the related software. Amounts capitalized during fiscal 2002, 2001 and 2000 were $2.8 million, $3.0 million and $2.6 million, respectively. Accumulated amortization as of February 2, 2003 and February 3, 2002 was $4.3 million and $2.2 million, respectively.

Goodwill and Other Intangible Assets

      Beginning with fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Prior to fiscal 2002, goodwill was amortized on a straight-line basis over periods ranging from 20 to 30 years, depending on the business acquired. See Note 8 for the impact of this change on the statement of operations.

      Other intangible assets are leasehold interests representing the discounted net present value of the excess of the fair rental value over the respective contractual rent of facilities under operating leases acquired in business combinations. Amortization expense is computed on a straight-line basis over the respective lease terms. See Note 8 for the impact of this amortization on the statement of operations.

Impairment of Other Long-Lived Assets

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

Store Closing Costs

      We provide an allowance for estimated costs to be incurred in connection with store closures and losses on the disposal of store-related assets, which is net of anticipated sublease income. Prior to January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. As of January 1, 2003, we have adopted SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”. See Note 14.

Advertising

      Advertising costs are expensed as incurred. Amounts due under vendor cooperative advertising agreements are recorded as receivables until their collection. Advertising expense for fiscal 2002, 2001 and 2000 totaled $25.6 million, $20.4 million and $18.6 million, net of vendor funded cooperative advertising, respectively.

Preopening Costs

      Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Self-Insurance Reserves

      We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, we are responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred losses, we utilize loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. During fiscal 2002, we recorded $4.9 million of workers’ compensation expense reflecting increased loss reserves for claims incurred during plan years 1999 through 2001 and claims relating to the acquired PACCAR stores, in response to increasing medical and claims costs, primarily in California.

Income Taxes

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts (temporary differences) at each year-end based on enacted tax laws and statutory rates applicable to the period in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

      We have a few stock-based employee compensation plans which are described more fully in Note 12. We continue to apply the recognition and measurement provisions of Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income (loss) for fiscal 2002, 2001, and 2000 as the intrinsic value of all options granted under those plans was zero. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 ($ in thousands except per share amounts):

	Fiscal Year

	2002	2001	2000

Net income (loss) — as reported	21,812	$(17,192)	$5,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(3,438)	(2,331)	(3,148)

Net income (loss) — pro forma	$18,374	$(19,523)	$1,852

Earnings (loss) per share — basic:
As reported	$0.54	$(0.61)	$0.18
Pro forma	0.45	(0.69)	0.07
Earnings (loss) per share — diluted:
As reported	0.54	$(0.61)	$0.18
Pro forma	0.45	(0.69)	0.07

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model and is based upon the following assumptions:

	Fiscal Year

	2002	2001	2000

Dividend yield	0%	0%	0%
Risk free interest rate	3.04 - 4.56%	4.15 - 4.92%	5.35 - 6.65%
Expected life of options	6 years	6 years	6 years
Expected volatility	46%	55%	98%

Earnings (Loss) per Share

      SFAS No. 128 “Earnings Per Share,” (EPS) requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Fiscal Year Ended

	February 2,	February 3,	February 4,
	2003	2002	2001

Weighted average shares outstanding (basic)	40,634,522	28,390,582	27,839,348
Effects of dilutive stock options	117,280	—	—

Weighted average shares outstanding (diluted)	40,751,802	28,390,582	27,839,348

Shares excluded as a result of anti-dilution:
Stock options	2,086,222	2,439,989	3,290,436
Conversion of debentures	1,680,155	3,976,415	—

Total shares excluded	3,766,377	6,416,404	3,290,436

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

Note 2 — Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a significant impact on our financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We are required and plan to adopt the provisions of SFAS No. 145 by February 3, 2003. During the second quarter of fiscal 2002, we recorded an extraordinary loss of $3.7 million (net of income tax benefit) relating to the early retirement of debt. SFAS No. 145 will require that this amount be reclassified to operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early implementation encouraged. We adopted SFAS No. 146 on January 1, 2003. We did not incur any new liability related to a disposal cost or exit activity between adoption of this statement and the end of our fiscal year. The adoption of this pronouncement will impact the timing of recognition of future closed store charges, which will be recorded at fair value when a store is vacated.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. We adopted SFAS No. 148 during the fourth quarter of fiscal 2002. The adoption of SFAS No. 148 did not have a significant impact on our financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure requirements of FIN No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. In the ordinary course of our business, from time to time, we enter into agreements with unrelated parties which may contain indemnity obligations triggered by pre-existing conditions or our prior performance (e.g., environmental contamination) or third party acts. These indemnification provisions are the result of negotiated transactions and, in each such case, we have determined that the indemnity obligation is acceptable based on one or more factors, including the existence of an indemnification in our favor by an unrelated third party, availability of insurance coverage, the remote possibility that the triggering event would occur, and/or the determination that the cost of performing the indemnity obligation would not be significant. We are not aware of the occurrence of any triggering event or condition that would have a material adverse impact on our financial statements as a result of an indemnity obligation relating to any such triggering event or condition. Accordingly, the adoption of FIN No. 45 is not expected to have a material impact on our financial condition or results of operations. See Note 18.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest entities, an interpretation of ARB 51”. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the primary beneficiary). The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. We do not have any transactions or relationships with variable interest entities and, therefore, FIN No. 46 will not impact our financial statements.

      In March 2003, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on certain matters discussed in EITF 02-16, Accounting by a Customer (including a Reseller) for Certain Considerations Received from a Vendor. Under the EITF, rebates or allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in costs of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, and would be recognized as a reduction in selling, general and administrative expenses. We have historically recognized almost all of our vendor rebates as a reduction in cost of sales, and therefore do not expect the adoption of the EITF to have a significant impact on our financial position, results of operations, or cash flows. We have also recognized certain vendor rebates, averaging approximately $19.0 million annually, as reimbursement of costs to sell vendors’ products. These amounts have been recorded as a reduction in advertising costs, which is a component of operating and administrative costs in our consolidated statement of operations. In fiscal 2003, we will evaluate any new or modified vendor contracts to determine if such reimbursements continue to qualify for recognition consistent with prior years. To the extent such costs do not qualify as reimbursements, they will be reclassified and treated as a reduction in the costs of acquiring the related inventories. Since we expect to maintain relatively consistent levels of inventories, this reclassification of costs is not expected to have a significant impact on our financial position, results of operations, or cash flows. However, it could result in a higher gross margin (offset by higher advertising expenses) to the extent that such costs are reclassified.

Note 3 — Investment in Joint Venture

      On March 1, 2000, we participated in the formation of a new joint venture, PartsAmerica.com, Inc. (PA), with Advance Stores Company Incorporated and Sequoia Capital. PA engaged in the sale of automotive parts and accessories via e-commerce. During fiscal 2000, we invested approximately $3.2 million in PA. During the second quarter of fiscal 2001, PA ceased operations. We wrote off our investment in PA during fiscal 2000 and have no material financial obligations remaining with respect to PA.

Note 4 — Business Acquisitions and Dispositions

Sale of Stores

      During fiscal 2002, we sold 13 stores in Texas. The stores were sold because they were geographically remote from our other operations. This transaction resulted in net cash proceeds of approximately $4.2 million and a loss upon sale of approximately $0.8 million.

SuperAuto

      On June 19, 2000, we acquired one store in California for $1.0 million. We converted this store to the Kragen name and store format and integrated the store into our operations. No significant transition and integration costs were incurred relating to this acquisition.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AllCar

      On April 27, 2000, we acquired substantially all of the assets of All-Car Distributors, Inc. (AllCar), an operator of 22 stores in Wisconsin and Michigan. We paid approximately $1.1 million in cash, which includes associated transaction costs and purchase price adjustments, for the assets of AllCar and assumed vendor accounts payable and certain indebtedness and accrued expenses.

      The AllCar stores are serviced out of our Mendota Heights Distribution Center and have been converted to the Checker name and store format and integrated into our operations. In connection with the integration of the AllCar stores, we incurred transition and integration expenses of approximately $0.3 million and $3.0 million during fiscal 2001 and fiscal 2000, respectively. These expenses consisted primarily of grand opening advertising, training and re-merchandising costs.

Al’s and Grand Auto Supply and Big Wheel

      On October 1, 1999, we acquired the common stock of Al’s and Grand Auto Supply, Inc. (“AGA”), formerly known as PACCAR Automotive, Inc., which operated 194 stores under the trade names of Al’s Auto Supply and Grand Auto Supply (collectively, the “AGA stores”) in Washington, California, Idaho, Oregon, Nevada and Alaska. On June 30, 1999, we acquired substantially all of the assets of APSCO Products Company dba Big Wheel/ Rossi (“Big Wheel”), the leading retailer of auto parts in the Northern Plains states. Big Wheel operated 86 stores in Minnesota, North Dakota and Wisconsin along with a distribution center in Minnesota. In connection with the integration of the AGA and Big Wheel stores, we incurred transition and integration expenses during fiscal 2000 of approximately $20.8 million. These costs consist primarily of grand opening advertising, training and re-merchandising costs.

      The above described acquisitions were all accounted for under the purchase method of accounting. Accordingly, the results of operations of these stores are included in our consolidated operating results from the first day of operations subsequent to acquisition. The acquired stores are substantially all included in our results of operations for all periods presented.

Note 5 — Transactions and Relationships with Related Parties

Sale of Stock by Affiliates

      On July 2, 2002, an entity affiliated with the Carmel Group (“Carmel”), a former stockholder group of ours, sold 2.6 million shares of CSK Auto Corporation stock, in a secondary offering. On November 20, 2002, the Carmel stockholders sold their remaining approximately 3.0 million shares of CSK Auto Corporation common stock, in an underwritten offering. We did not receive any proceeds from the sales of common stock by Carmel and incurred approximately $0.5 million of accounting, legal and miscellaneous expenses.

      Upon the sale by Carmel of all of their shares, a stockholders’ agreement originally executed in 1996 and subsequently amended, was terminated, except with respect to certain registration rights.

Lease Transactions

      We have in the past entered into several lease agreements with parties who were then, but no longer are, related parties for approximately 125,000 square feet of office space and real property and certain store fixtures. These lease agreements are subject to certain inflation based adjustments that could affect the rent expense in future periods. The agreements are with affiliates of Carmel, previously one of our principal stockholders (see above). The table below describes our transactions with former related parties and, for fiscal

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, includes annual amounts even though the affiliate relationship ended on November 20, 2002 ($ in thousands):

			Fiscal Year Rent Expense

Description	Beginning Date	Ending Date	2002	2001	2000

Corporate headquarters	October 1989	October 2012	$1,673	$1,536	$1,490
Corporate office space	April 1995	October 2012	792	725	603
Headquarters parking lot	April 1995	October 2012	63	63	63
Real property sale-leaseback(1)	February 1997	November 2000	—	—	83
Fixture sale-leaseback(2)	July 1996	July 2001	—	192	463

			$2,528	$2,516	$2,702

(1)	Represents a sale-leaseback transaction for $0.9 million in funding which was paid off in November 2000.

(2)	Represents a sale-leaseback transaction for $1.9 million in funding which was paid off in July 2001.

      We believe that the terms of the leasing transactions with these former related parties described above were no less favorable to us than terms that may have been available from independent third parties at the time of the applicable transaction. We are currently not planning on entering into additional sale-leaseback transactions with related parties and no such sale-leaseback transactions with a related party have resulted in any gain or loss.

Other Transactions

      In December 2001, in connection with the refinancing of our then existing credit facility, we sold $50.0 million aggregate principal amount of 7% convertible subordinated debentures due December 2006 (the convertible debentures) and related contingently exercisable warrants (the make-whole warrants), consisting of $30.0 million in principal amount and one make-whole warrant to Investcorp CSK Holdings L.P., an affiliate of Investcorp S.A., which through its relationship with several of our stockholders is deemed to be one of our principal stockholders, and $20 million in principal amount and one make-whole warrant to an unrelated third party investor in a private placement. Interest on the debentures was payable quarterly, either in cash or, at our election, additional shares of our common stock. The convertible debentures and make-whole warrants issued to Investcorp CSK Holdings L.P. were on the same terms as those issued to the unrelated third party. On May 20, 2002, we converted these debentures for both Investcorp CSK Holdings L.P. and the third party into approximately 5.75 million shares of our common stock (approximately 3.45 million shares to Investcorp CSK Holdings L.P. and 2.3 million shares to the third party), based on a conversion price of $8.69 per share. In addition, we elected to pay interest on the debentures in additional shares of CSK Auto Corporation common stock in lieu of cash. Of the additional interest shares issued, 105,708 were issued during the first quarter of fiscal 2002 and 30,872 were issued during the second quarter of fiscal 2002.

      On March 1, 2000, we participated in the formation of PA, a new joint venture (see Note 3). During fiscal 2000, we contributed assets and incurred costs of approximately $3.2 million, which included associated transaction costs. During fiscal 2000 we also incurred non-cash charges of $3.2 million to recognize our proportionate share of PA’s net loss and to write off our remaining investment in the joint venture. In addition, we recorded sales to PA of approximately $0.2 million and $0.5 million during fiscal 2001 and 2000, respectively, and incurred reimbursable costs of $0.3 million during fiscal 2000. During the second quarter of fiscal 2001, PA ceased operations. We wrote off our investment in PA during fiscal 2000 and have no material financial obligations remaining with respect to PA.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Receivables

      Accounts receivable consist of the following ($ in thousands):

	February 2,	February 3,
	2003	2002

Trade receivables from commercial and other customers	$20,123	$29,567
Amounts due under vendor rebate programs and cooperative advertising arrangements	91,058	57,691
Landlord and subtenant receivables	1,918	2,030
Other	1,276	735

Gross receivables	114,375	90,023
Allowance for doubtful accounts	(2,736)	(5,230)

Net accounts receivable	$111,639	$84,793

      We reflect amounts to be paid or credited to us by vendors as receivables. Pursuant to contract terms, we have the right to offset vendor receivables against corresponding accounts payable, thus minimizing the risk of non-collection of these receivables.

Note 7 — Property and Equipment

      Property and equipment are comprised of the following ($ in thousands):

	February 2,	February 3,
	2003	2002	Estimated Useful Life

Land	$348	$553
Buildings	413	743	25 years
Leasehold improvements	95,949	93,935	15 years or life of lease
Furniture, fixtures and equipment	119,689	117,300	10 years
Property under capital leases	93,193	88,743	5 – 15 years or life of lease
Purchased software	11,347	12,044	5 years

	320,939	313,318
Less: accumulated depreciation and amortization	(190,194)	(162,937)

Property and equipment, net	$130,745	$150,381

      Accumulated amortization of property under capital leases totaled $66.0 million and $54.1 million at February 2, 2003 and February 3, 2002, respectively.

      We evaluate the carrying value of long-lived assets on a quarterly basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss is recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.

Note 8 — Goodwill and Other Intangibles

      We adopted SFAS No. 142 effective February 4, 2002. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. We completed the transitional impairment test during the

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

second quarter of 2002 and determined that there was no impairment of existing goodwill. Also, we will complete our annual impairment test during the last quarter of each fiscal year. In accordance with SFAS No. 142, we ceased amortization of our remaining goodwill upon adoption of the standard on February 4, 2002.

      SFAS No. 142 requires the presentation of net income (loss) and related earnings (loss) per share data adjusted for the effect of goodwill amortization. The following table provides net income (loss) and earnings (loss) per share data for fiscal 2002, 2001 and 2000, to illustrate the impact of goodwill amortization on the results of fiscal 2001 and 2000 ($ in thousands except per share amounts):

	Fiscal Year

	2002	2001	2000

Reported net income (loss)	$21,812	$(17,192)	$5,000
Add: goodwill amortization, net of tax	—	2,947	2,951

Pro forma net income (loss)	$21,812	$(14,245)	$7,951

Basic earnings per share:
Earnings (loss) per share as reported	$0.54	$(0.61)	$0.18
Goodwill amortization, net of tax	—	0.10	0.11

Pro forma earnings (loss) per share	$0.54	$(0.51)	$0.29

Diluted earnings per share:
Earnings (loss) per share as reported	$0.54	$(0.61)	$0.18
Goodwill amortization, net of tax	—	0.10	0.11

Pro forma earnings (loss) per share	$0.54	$(0.51)	$0.29

      Our intangible assets, excluding goodwill, consist of favorable leasehold interests resulting from business acquisitions. Amortization expense is computed on a straight-line basis over the respective lease terms. Estimated amortization expense relating to leasehold interests for future periods is listed below ($ in thousands):

Fiscal 2003	$1,638
Fiscal 2004	1,370
Fiscal 2005	1,265
Fiscal 2006	1,186
Fiscal 2007	1,135

Total	$6,594

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in intangible assets, including goodwill, for the fiscal year 2002 are as follows ($ in thousands):

	Carrying				Carrying
	Value as of				Value as of
	February 3,				February 2,
	2002	Amortization	Adjustments		2003

Amortized intangible assets:
Leasehold interests	$26,325	—	(1,926)		$24,399
Accumulated amortization	(9,744)	(1,722)	1,084		(10,382)

Leasehold interests, net	16,581	(1,722)	(842	)(a)	14,017

Unamortized intangible assets:
Goodwill	126,846	—	223	(b)	127,069

Total intangible assets, net	$143,427				$141,086

(a)	Represents write-offs for stores identified for closure.

(b)	Represents a contingent payment made for acquisition of stores consummated during fiscal 2000.

Note 9 — Long Term Debt and Extraordinary Losses

Overview

      Outstanding debt, excluding capital leases, is as follows ($ in thousands):

	February 2,	February 3,
	2003	2002

Senior credit facility — term loan	$170,000	$170,000
Senior credit facility — revolving credit commitment	32,000	57,000
12% Senior Notes	280,000	280,000
Unamortized original issue discount on 12% senior notes	(3,744)	(4,584)
Fair market value adjustment on $100.0 million of 12% senior notes (SFAS No. 133 hedge accounting adjustment)	4,804	—
7% convertible debentures, converted to stock in May 2002.	—	50,000
Beneficial conversion feature of 7% convertible debentures	—	(900)
11% Senior Subordinated Notes	9,547	81,250

Total (all non-current)	$492,607	$632,766

      At February 2, 2003, the estimated maturities of long term debt, excluding capital leases, were $202.0 million due in fiscal 2004 and $290.6 million due in fiscal 2006.

      Our various debt and credit agreements contain covenants restricting our ability to, among other things, incur additional debt, create or allow liens, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of our properties or assets, or make certain payments with respect to our outstanding capital stock, issue preferred stock and engage in certain transactions with affiliates. In addition, we must comply with certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all such covenants at February 2, 2003 and anticipate continued compliance through the end of fiscal 2003.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Transactions

      On July 2, 2002, we sold shares of common stock in an underwritten public offering and used proceeds from the sale of those shares to retire approximately $71.7 million of our $81.25 million of outstanding 11% Senior Subordinated Notes. The early extinguishment of this debt resulted in an extraordinary loss of approximately $3.7 million, net of approximately $2.3 million of income tax benefit, primarily as a result of the payment of an early redemption premium and the write off of deferred debt issuance costs.

      On December 21, 2001, we completed several additional transactions affecting our capital structure. We used the proceeds from a note offering, which were approximately $275.3 million, net of a discount of $4.7 million, together with borrowings under a $300.0 million senior collateralized, asset based credit facility and the gross proceeds of a $50.0 million private placement of 7% convertible subordinated debentures to refinance our prior credit facility and to pay fees and expenses in connection with these transactions. As part of the Refinancing, we incurred an extraordinary loss of $3.1 million, which was a write off of $5.1 million of unamortized deferred financing costs associated with the prior senior credit facility, net of a $2.0 million income tax benefit.

     Conversion of Notes

      On May 20, 2002, at our option, the $50 million 7% Convertible Subordinated Debentures issued in December 2001 were converted into approximately 5.75 million shares of CSK Auto Corporation common stock. Pursuant to the agreements relating to the debentures, interest on the debentures was paid in 136,580 shares of CSK Auto Corporation common stock in lieu of cash.

      On August 14, 2001, we issued a $30.0 million aggregate principal amount 7% convertible subordinated notes. In December 2001, the notes were converted into approximately 4.5 million shares of our common stock at a conversion price of $6.63 per share, which represented a 10% premium to the average closing price of our stock on the NYSE for the 10 days preceding the issuance of the note. At the time of the conversion, the $30.0 million principal and approximately $0.7 million of accrued interest were converted to common stock and additional paid in capital. The following table illustrates the book value of the $50 million debentures and the $30 million notes at the time of conversion ($ in thousands):

	$50 Million	$30 Million
	Debentures	Note

Face value of Convertible Subordinated Instruments	$50,000	$30,000
Accrued interest	—	746
Unamortized debt discount	(838)	—
Unamortized debt issuance costs	(3,046)	—

Amount converted to equity	$46,116	$30,746

     Senior Credit Facility

      In connection with the Refinancing, we entered into a $300.0 million senior collateralized, asset based credit facility that matures on December 21, 2004. The senior credit facility is comprised of a $130 million revolving credit facility and a $170.0 million non-amortizing term loan. Availability under the senior credit facility is subject to a borrowing base formula equal to the lesser of $300.0 million and the sum of certain percentages of eligible inventory and eligible accounts receivable owned by us. Under the borrowing base formula, the borrowing capacity at February 2, 2003 was limited to approximately $275.5 million of which $202.0 million was borrowed and an additional $18.8 million was committed under Letters of Credit. Loans under the senior credit facility are collateralized by a first priority security interest in substantially all of our assets and in all of our capital stock. The senior credit facility provides that we may from time to time make

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

optional prepayments of loans in whole or in part without penalty, subject to minimum prepayments and reimbursement of the lenders’ breakage costs in the case of prepayment of Eurodollar Rate loans.

      Interest accrues under the credit facility based on a variable rate, which is a function of the spread over the Base rate (as defined in the agreement) or the Eurodollar rate (as defined in the agreement) at our option. The average interest rate on the term loan portion of the facility was 5.4% and 5.7% for fiscal years 2002 and 2001, respectively. The average interest rate on the revolver portion of the facility was 5.8% and 6.2% for fiscal years 2002 and 2001, respectively. Interest is payable upon borrowing maturity or quarterly depending on the type of loan.

     12% Senior Notes

      In connection with the Refinancing, we issued $280.0 million of 12% Senior Notes due June 15, 2006. The proceeds received, after deducting the original issue discount of $4.7 million, were $275.3 million. The effective interest rate was approximately 11.4% and 12.5% in fiscal year 2002 and 2001, respectively. Interest is payable semi-annually on December 15 and June 15. The lower effective rate in fiscal 2002 resulted from the interest rate swap (see Note 10). The effective interest rate of 12.5% in fiscal 2001 was due to amortization of the original issue discount.

      We will not have the right to redeem any of the 12% Senior Notes prior to December 15, 2004, other than from the net cash proceeds of any equity offering. Upon the consummation of an equity offering of our common stock for cash, a portion of the notes can be redeemed at a redemption price equal to 112% of principal, together with accrued and unpaid interest and liquidated damages. At any time on or after December 15, 2004, we may redeem the notes for cash at our option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount); December 15, 2004 through December 15, 2005, 106%; December 15, 2005 through maturity, 100%. If we experience a change of control (as defined in the indenture), holders of the notes will have the right to require us to repurchase their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the repurchase.

      The notes are unsecured senior obligations of CSK Auto, Inc. They rank senior in right of payment to our subordinated indebtedness and effectively junior to our senior secured indebtedness, including borrowings under the new senior credit facility, to the extent of the collateral securing such secured indebtedness.

     11% Senior Subordinated Notes

      The 11% Senior Subordinated Notes are general, unsecured senior subordinated obligations and are due in November 2006. Interest is payable semi-annually on May 1 and November 1.

      The indenture provides that upon a change of control, as defined therein, each holder of 11% Senior Subordinated Notes will have the right to require us to repurchase all or any part of such holders notes at a purchase price in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase. The 11% Senior Subordinated Notes are redeemable, at our option, in whole or in part, at the following redemption prices (expressed in percentages of principal amount); until November 1, 2004, 101.833%; November 1, 2004 and thereafter, 100.000%.

Note 10 — Derivative Financial Instrument

      During February 2002, we entered into an interest rate swap agreement to convert the interest rate payment obligation on $100.0 million of our 12% Senior Notes to a floating rate, set quarterly, equal to the 3 month LIBOR rate plus 760 basis points. At the time the contract commenced, our fixed rate debt was approximately 66% of our outstanding debt. Our fixed rate debt, on average, carries higher interest rates than our variable rate debt. The interest rate swap is intended to provide a better balance of fixed and variable rate

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt instruments and to hedge the fair value of these notes against potential movements in market interest rates. For accounting purposes, the interest rate swap is designated and qualifies as a fair value hedge of a portion of our fixed rate debt instruments. As the critical terms of the swap match those of the underlying hedged debt, the change in fair value of the swap is perfectly offset by changes in fair value of the debt.

      At February 2, 2003, the fair value of the interest rate swap approximated $4.8 million. This amount is included in other long-term assets with an identical amount reflected as a basis adjustment to the 12% Senior Notes on the accompanying Consolidated Balance Sheet. The differential to be paid or received under this agreement is accrued consistent with the terms of the agreement and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from the counter party are included in other liabilities or assets. Cash flows related to the interest rate swap agreement are classified as operating activities in the Consolidated Statement of Cash Flows. For the fiscal year ended February 2, 2003, we reduced interest expense by approximately $2.4 million as a result of the interest rate swap. There were no interest rate swaps in place during fiscal years 2001 and 2000.

Note 11 — Leases

      We lease our office and warehouse facilities, all but one of our retail stores, and a majority of our equipment. Generally, store leases provide for minimum rentals and the payment of utilities, maintenance, insurance and taxes. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. The majority of lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each.

      Operating lease rental expense is as follows ($ in thousands):

	Fiscal Year

	2002	2001	2000

Minimum rentals	$123,971	$124,751	$123,298
Contingent rentals	1,150	1,261	945
Sublease rentals	(10,121)	(9,059)	(6,970)

	$115,000	$116,953	$117,273

The above amounts include rental expense under leases with former affiliates (see note 5) of	$2,528	$2,516	$2,702

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease obligations (income) under non-cancelable leases at February 2, 2003 are as follows ($ in thousands):

	Capital	Operating	Sublease
For Fiscal Years	Leases	Leases	Rentals

2003	$15,363	$122,569	$(9,422)
2004	13,847	109,168	(7,431)
2005	6,810	99,312	(6,112)
2006	2,865	89,590	(5,076)
2007	1,208	77,723	(3,270)
Thereafter	2,393	322,057	(2,645)

	42,486	$820,419	$(33,956)

Less: amounts representing interest	(10,126)

Present value of obligations	32,360
Less: current portion	(10,604)

Long term obligation	$21,756

Note 12 — Employee Benefit Plans

      We provide various health, welfare and disability benefits to our full-time employees that are funded primarily by Company contributions. Other than for certain of our senior executives, we do not provide post-employment or post-retirement health care or life insurance benefits to our employees.

     Supplemental Retirement Plan Agreement

      We have a supplemental retirement plan agreement with our Chairman which provides supplemental retirement benefits for a period of ten years beginning the earlier of (i) February 1, 2006, and (ii) the first anniversary of the effective date of termination of his employment for any reason other than for Cause (as defined in such retirement plan agreement). The benefit amount payable to our Chairman under this agreement is based on the percentage of the benefit vested as of the date of termination of his employment, not to exceed $600,000 per annum.

     Retirement Program

      We sponsor a 401(k) plan that is available to all our employees who have completed one year of continuous service. Effective October 1, 1997, we match from 40% to 60% of employee contributions in 10% increments, based on years of service , up to 4% of the participants base salary. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Our matching contributions totaled $1.3 million, $1.2 million, and $1.4 million for fiscal years 2002, 2001, and 2000, respectively.

     Directors Stock Plan

      Directors who are currently associated with the Investcorp Group do not receive any compensation for serving as directors. In June 1998, our Board of Directors adopted a non-employee director stock plan, which was approved by our shareholders in June 1999. The plan provides for the issuance of an aggregate of up to 50,000 shares of our common stock in the form of restricted stock grants or stock options. The Board of Directors also adopted a policy which provides the non-employee directors who are not associated with the Investcorp Group an annual stipend of $25,000, of which at least $10,000 must be paid in the form of

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock grants. Pursuant to this policy, these directors were granted a total of 3,212, 3,764 and 1,854 shares of restricted stock during fiscal years 2002, 2001 and 2000, respectively.

     Stock Option Plans

      We have adopted three stock option plans in order to attract, retain and motivate qualified individuals to serve as our employees: (1) the 1996 Associate Stock Option Plan; (2) the 1996 Executive Stock Option Plan; and (3) the 1999 Executive Stock Option Plan. The Associate Plan and the 1999 Plan were established for our executives, store managers and salaried corporate employees. The Executive Plan was established solely for our executives. In addition, we have issued stock options to our Chief Executive Officer and former President under their employment agreements. Except for options issued under these employment agreements, all stock option plans have been approved by our shareholders.

      In the event of a sale of more than 80% of the outstanding shares of our capital stock or 80% of our assets, as defined, all options under the plans and employment agreements become vested. All plans are administered by the Compensation Committee of our Board of Directors, which has broad authority in administering and interpreting the plans.

      The following table summarizes options by plan (net of cancellations and exercises) as of February 2, 2003:

	Associate	Executive		Employment
	Plan	Plan	1999 Plan	Agreements	Total

Total authorized	1,026,300	744,200	750,000	957,879	3,478,379
Issued and outstanding	935,795	702,139	620,004	957,879	3,215,817
Exercised since plan inception	86,040	29,937	1,358	—	117,335

Total available for grant	4,465	12,124	128,638	—	145,227

Vesting term	3 years	3-4 years	3 years	3-4 years
Maximum term	7 years	7 years	7 years	7 years

     Performance Vesting

      Some of the options granted under the Executive Plan are subject to four year vesting as to 84% of such options and performance vesting (over the same four years) as to the remaining 16%. The performance vesting criteria is based upon achieving specified operating results. Partial vesting of options subject to performance vesting occurs if we achieve less than 95% of the specified operating results. Any portion of options granted under the Executive Plan which are subject to performance vesting and which do not vest during the four years will automatically vest 90 days prior to the end of the option’s term. If the specified operating results are exceeded for any year by at least 10%, the executive will receive options for up to an additional 5% (20% on a cumulative basis) of his or her original option grant at an exercise price equal to that of the original grant. As a result of exceeding the specified results, additional option grants of approximately 15,000 and 18,000 were granted in April 2001 and 2000, respectively. Specified results were not met in fiscal 2001 and, accordingly, no additional performance options were granted in fiscal 2002.

     Option Cancellations

      During the third quarter of fiscal 2001, we cancelled outstanding stock options to purchase an aggregate of 496,296 shares of our common stock that had been granted to certain Company executives under all of our option plans. The options covered by such cancellations had exercise prices ranging from $17.50 to $32.25 per share, with a weighted average exercise price of $26.34 per share. During fiscal 2002, new stock options to purchase an aggregate of 496,296 shares of our common stock were granted to these executives. The exercise

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of the vast majority of the new stock options was $11.00 per share, which was the greater of: (a) $11.00 per share; or (b) the fair market value of CSK Auto Corporation common stock on the date of grant. These options were granted six months and one day after the cancellation and, consistent with the guidance in FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25”, no stock compensation expense was recorded.

     Options Activity

      Activity in all of our stock option plans is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average	Options
	Shares	Exercise Price	Fair Value	Exercisable

Balance at January 30, 2000	2,977,061	$17.78		601,038
Granted at market price	294,844	9.54	$7.64
Granted above market price	18,531	12.04	$9.79
Exercised	(6,604)	12.04
Cancelled	(287,642)	19.50

Balance at February 4, 2001	2,996,190	16.77		1,613,574
Granted at market price	156,380	7.50	$4.20
Granted above market price	60,719	8.59	$3.39
Exercised	(918)	3.88
Cancelled	(772,382)	23.76

Balance at February 3, 2002	2,439,989	14.07		1,752,258
Granted at market price	934,721	10.75	$5.36
Granted above market price	16,778	11.00	$4.14
Exercised	(17,604)	9.59
Cancelled	(158,067)	15.30

Balance at February 2, 2003	3,215,817	$13.04		2,255,424

      The following table summarizes information about our stock options at February 2, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
	Number	Remaining	Weighted Average		Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Price

$ 2.72 – $ 9.87	583,029	5.78	$8.58	38,993	$6.87
$ 9.90 – $11.00	528,367	5.71	10.98	491,507	11.00
$11.02 – $12.04	1,387,027	1.18	12.03	1,330,254	12.04
$12.05 – $17.50	384,102	4.35	14.36	196,924	14.18
$17.72 – $36.53	333,292	2.88	26.79	197,746	25.96

$ 2.72 – $36.53	3,215,817	3.32	$13.04	2,255,424	$13.13

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Income Taxes

      The provision (benefit) for income taxes (exclusive of extraordinary items) is comprised of the following ($ in thousands):

	Fiscal Year

	2002	2001	2000

Current:
Federal	$(529)	$—	$—
State	50	—	—

	(479)	—	—
Deferred:
Federal	12,449	(7,327)	1,052
State	2,791	(1,559)	(859)

	15,240	(8,886)	193

Total	$14,761	$(8,886)	$193

      Excluded from fiscal 2002 results of operations is $2.3 million of tax benefit relating to the extraordinary loss incurred in connection with the retirement of $71.7 million of our outstanding 11% Senior Subordinated Notes. Excluded from fiscal 2001 results of operations is $2.0 million of tax benefit relating to the extraordinary loss incurred in connection with our Refinancing.

      The following table summarizes the differences between our provision for income taxes and the statutory provision, exclusive of extraordinary items ($ in thousands):

	Fiscal Year

	2002	2001	2000

Income before income taxes, extraordinary loss and cumulative effect of change in accounting principle	$40,268	$(22,941)	$5,193
Federal income tax rate	35%	35%	34%

Expected provision (benefit) for income taxes	14,094	(8,029)	1,766
Non-deductible goodwill and other permanent differences	774	702	406
State taxes, net of federal benefit	1,847	(734)	243
Reversal of reserves no longer required	(312)	—	(1,222)
Tax credits and other	(1,642)	(825)	(1,000)

Actual provision (benefit) for income taxes	$14,761	$(8,886)	$193

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The current and non-current deferred tax assets and liabilities reflected in the balance sheet consist of the following ($ in thousands):

	February 2,	February 3,
	2003	2002

Current deferred income taxes:
Store closing costs	$1,517	$2,295
Accrued employee benefits	8,636	7,028
Credits and other benefits	1,000	325
Property taxes	(2,781)	—
Provision for bad debts	1,066	2,606
Tax loss carryforwards	15,868	13,265
Inventory valuation differences	(31,560)	(23,929)
Other	248	1,128

Total current deferred income taxes	(6,006)	2,718

Non-current deferred income taxes:
Store closing costs	237	390
Capital lease expenditures	2,039	857
Tax loss carryforwards	7,669	10,772
Credits and other benefits	5,392	3,856
Depreciation and amortization	(15,960)	(9,073)
Site selection costs	—	(5,012)
Other	(2,841)	(1,051)

Total non-current deferred income taxes	(3,464)	739

Net deferred tax asset (liability)	$(9,470)	$3,457

      We have recorded deferred tax assets of approximately $23.5 million as of February 2, 2003 reflecting the benefit of federal and state tax loss carryforwards approximating $66.1 million and $9.5 million, which begin to expire in 2014 and 2007, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, we believe that no valuation allowance is required for deferred tax assets.

Note 14 — Store Closing, Restructuring and Other Profitability Enhancement Program Charges

      During the second quarter of fiscal 2001, we implemented a Profitability Enhancement Program (PEP) to reduce costs, improve operating efficiencies and close under-performing stores. As a result of the

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PEP, we recorded total restructuring and other charges of $44.6 million, as more fully described in the following paragraphs. The table below summarizes the charges relating to the PEP:

Amounts recorded as store closing and restructuring charges:
Reserve for store closing costs	$13,698
Write down for impairment of store site costs and store related property and equipment	6,649
Reserve for workforce reduction	400
Other	729

Total	21,476

Amounts recorded as charges to cost of sales:
Provision for excess inventories	17,292
Actual costs incurred for inventory review and disposal	5,800

Total	23,092

Grand total	$44,568

     Store Closing Costs

      We provide an allowance for estimated costs and losses to be incurred in connection with store closures. On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required projections, it is designated for closure. As a result of our acquisitions over the last several years, we have closed numerous locations as a result of store overlap with previously existing store locations.

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Prior to January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. No provision was made for employee termination costs. For stores to be relocated, such costs were recognized when an agreement for the new location had been reached with a landlord and site plans met preliminary municipal approvals. During the period that they remained open for business, the rent and other operating expenses for the stores to be closed continued to be reflected in normal operating expenses.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early implementation encouraged. We did not incur any new liability related to a store closure between our adoption of this statement on January 1, 2003 and the end of our fiscal year. The adoption of this pronouncement will impact the timing of recognition of future closed store charges, which will be recorded at fair value when a store is vacated.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of February 2, 2003, we had a total of 218 store locations included in the allowance for store closing costs. Of this total, 45 locations were vacant, 166 locations were subleased and 7 locations were identified for closure but remained open as of year-end. In addition to these stores, we had 58 service centers of which 1 was vacant and 57 were subleased. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018.

      Activity in the provision for store closings and the related store closing costs for the three fiscal years ended February 2, 2003, including the PEP, is as follows ($ in thousands):

	Fiscal Year

	2002	2001	2000

Balance, beginning of year	$6,771	$1,552	$4,802
Store closing costs:
Store closing costs, gross	1,314	7,530	6,101
Adjustments to prior plans	(1,196)	(1,536)	(41)
Revisions in estimates	4,908	8,638	—

Store closing costs, net	5,026	14,632	6,060
Purchase accounting adjustments:
Al’s and Grand Auto Supply	—	—	2,744

Total purchase accounting adjustments	—	—	2,744
Payments:
Rent expense, net of sublease recoveries	(5,030)	(6,051)	(6,570)
Occupancy and other expenses	(1,837)	(2,839)	(4,846)
Sublease commissions and buyouts	(508)	(523)	(638)

Total payments	(7,375)	(9,413)	(12,054)

Balance, end of year	$4,422	$6,771	$1,552

      During fiscal 2002, we recorded the following: (1) gross store closing costs of $1.3 million relating to the identification of 25 stores for closure; (2) an adjustment to prior plans of $1.2 million primarily due to management’s decision to utilize a warehouse and storage facility that was previously included within the 1999 plan year accrual in conjunction with purchase accounting adjustments as a result of our Acquisitions; and (3) revisions in estimates of $4.9 million ($3.0 million for plan year 2001, $0.1 million for plan year 2000 and $1.8 million for plan years prior to 2000) relating to existing closed stores that have had longer than anticipated vacancy periods as a result of the continued economic slowdown.

      During fiscal 2001, we recorded the following: (1) gross store closing costs of $7.5 million ($6.8 million from the PEP) relating to the identification of 46 stores for closure; (2) an adjustment to prior plans of $1.5 million due to two stores previously identified for closure under our PEP that were subsequently removed as they were sold and the lease commitments were transferred to the new owner; and (3) revisions in estimates of $8.6 million ($1.3 million for plan year 2000, $0.8 million for plan year 1999 and $6.5 million for plan years prior to 1999) relating to existing closed stores that have had longer than anticipated vacancy periods as a result of the economic slowdown.

      During fiscal 2000, we recorded the following: (1) gross store closing costs of $6.1 million relating to the identification of 24 stores for closure ($3.7 million of which relates to a 1999 closure plan for current stores

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that overlapped with the acquired AGA stores); and (2) purchase accounting adjustments of $2.7 million relating to a 1999 closure plan of certain acquired AGA stores.

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Store Count by Fiscal Year	Balance	Added	Amendments	Closed	be Closed

2000	28	24	(1)	(42)	9
2001	9	46	(2)	(46)	7
2002	7	25	—	(25)	7

      At February 2, 2003, there were 7 stores remaining to be closed under our store closing plans, comprised of the following:

	Stores in	Plan	Stores	Balance to
Store Count by Fiscal Year of Accrual	Closing Plan	Amendments	Closed	be Closed

2000	24	—	(24)	—
2001	46	(2)	(44)	—
2002	25	—	(18)	7

				7

      We expect cash outflows for closed store locations of approximately $3 million during fiscal 2003 and the remainder of cash outflows to occur during fiscal 2004 and 2005. We plan to fund these outflows from normal operating cash flows and borrowings under our Senior Credit Facility. We anticipate that we will close or relocate approximately 20 stores during fiscal 2003. We anticipate that the majority of these closures will occur at the end of the lease term, resulting in minimal closed store costs.

     Workforce Reduction

      As a result of an internal review of general and administrative functions, we terminated 36 employees. The terminated employees worked primarily in human resources, information technology and real estate. As a result of these actions, a provision was made for estimated severance and benefits of approximately $0.4 million, all of which was paid prior to February 3, 2002.

     Other Restructuring Charges

      Other restructuring costs include estimates for early terminations of equipment operating leases ($0.5 million) and other costs. All such costs were paid prior to February 3, 2002.

     Provision for Excess Inventory and Related Charges

      In conjunction with the PEP, we completed an inventory review to: (1) increase inventory turnover; (2) provide an optimal inventory level at each store and depot location; (3) write down the inventory of the 36 stores planned for closure; and (4) liquidate inventory not meeting our new asset return levels. As a result of the analysis, we established a reserve for excess inventories resulting from the decision to eliminate certain products and to liquidate inventory from closed stores. In conjunction with this decision, a provision of $17.3 million was recorded to reduce inventory values. In addition, we incurred actual costs of approximately $5.8 million related to labor, warehouse and distribution, freight and other operating costs associated with the inventory review and disposal. These costs are reflected as cost of sales in the accompanying statement of operations for the fiscal year ended February 3, 2002. All costs incurred for inventory review and disposal were

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid prior to February 3, 2002. The balance in the inventory reserve as of February 3, 2002 was $0.9 million. There was no balance outstanding as of February 2, 2003.

Note 15 — Stockholders’ Equity

     Issuance of Common Stock

      On July 2, 2002, CSK Auto Corporation sold 6,878,300 primary shares of common stock in an underwritten public offering at $12 per share. In addition, a selling stockholder sold an additional 2.6 million shares in the offering. On November 20, 2002, the same stockholder together with affiliated stockholders sold their remaining approximately 3.0 million shares. We received no proceeds from the shares sold by the selling stockholders. Issuance costs related to the stock offerings approximated $0.9 million. These costs included approximately $0.4 million of legal, accounting and printing fees charged to additional paid in capital for the primary offering and approximately $0.5 million of costs charged to operating expense for the secondary offerings. Proceeds from the primary offering were used to retire approximately $71.7 million of our outstanding 11% Senior Subordinated Notes due 2006. The early extinguishment of this debt resulted in an extraordinary loss of approximately $3.7 million, net of approximately $2.3 million of income tax benefit, primarily as a result of the payment of an early redemption premium and the write off of deferred debt issuance costs. The components of this transaction are as follows ($ in thousands):

Proceeds:
Gross proceeds at $12 per share	$82,540
Underwriting discount	(3,921)

Net proceeds	$78,619

Uses:
Partial retirement of 11% Senior Subordinated Notes	$(71,703)
Premium on note retirement charged to extraordinary loss	(3,943)
Accrued interest on note retirement	(1,972)
Issuance costs	(741)
General corporate purposes	(260)

Total use of funds	$(78,619)

     Management Stock Purchase Agreements and Loan Plans

      In May 2002, we extended a personal loan to Mr. Martin Fraser, our President and Chief Operating Officer, in the principal amount of $125,000, pursuant to Mr. Fraser’s execution of a Promissory Note and Stock Pledge Agreement. The Promissory Note provided for quarterly payment of interest on the outstanding principal amount of the loan equal to the average interest rate paid by CSK Auto, Inc. under the revolving portion of its senior credit facility during such period.

      During fiscal years 1997 and 2000, pursuant to executive stock loan plans, we loaned $1.0 million and $0.2 million, respectively, to certain executives to purchase shares of our common stock. These loans are collateralized by stock under pledge agreements, provide full recourse to the executive, bear interest at the average rate paid under the revolving portion of our senior credit facility and mature in 2003 and 2005, respectively. All loans are reflected as stockholder receivables in the accompanying Consolidated Statements of Stockholders’ Equity.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Retirement of Common Stock

      On September 30, 2002, Mr. Fraser surrendered 11,000 shares of CSK Auto Corporation common stock to us in full payment and satisfaction of the above-referenced loan (including accrued and unpaid interest thereon) and the then outstanding balance of a separate loan in the principal amount of $9,731 (plus the accrued and unpaid interest thereon) which had been extended to Mr. Fraser in February 2000 pursuant to our Senior Executive Stock Loan Plan. Upon receipt of the shares, we cancelled and retired the shares. Mr. Fraser currently has no outstanding loans with us.

      In November 2002, a member of our Board of Directors resigned and surrendered 952 shares of CSK Auto Corporation common stock to us which had been recently issued to him pursuant to our non-employee director’s compensation policy. Upon receipt of the shares, we cancelled and retired the shares.

Note 16 — Legal Matters

      We were served on March 8, 2000 with a complaint filed in Federal Court in the Eastern District of New York by the Coalition for a Level Playing Field, O.K. and, based on the current amended complaint, 255 individual auto parts dealers. The complaint alleged that we and seven other auto parts dealers (AutoZone, Inc., Wal-Mart Stores, Inc., Advance Stores Company, Inc., Discount Auto, Inc., The Pep Boys — Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.) violated the Robinson-Patman Act. Only 15 of the individual plaintiffs asserted claims against us. The complaint, as amended, alleged that we and other defendants knowingly either induced or received discriminatory prices from large suppliers, allegedly in violation of Section 2(a) and 2(f) of the Robinson-Patman Act, as well as received compensation from large suppliers for services not performed for those suppliers, allegedly in violation of Section 2(c) of the Robinson-Patman Act. In May 2002, we reached a settlement with all the plaintiffs that provides for the payment of nominal consideration by us. As the first step in the settlement, the attorneys for us and the plaintiffs filed with the Court a Stipulation and Order for the dismissal with prejudice of all claims by all plaintiffs against us. This Stipulation and Order has been signed by the Court and we have paid the full settlement amount due the plaintiffs.

      On May 4, 1998, a lawsuit was filed against us in the Superior Court in San Diego, California. The case was brought by two former store managers and a former senior assistant manager. It purported to be a class action for all present and former California store managers and senior assistant managers and sought overtime pay for a period beginning in May 1995 as well as injunctive relief requiring overtime pay in the future. We were also served with two other lawsuits purporting to be class actions filed in California state courts in Orange and Fresno Counties by thirteen other former and current employees. We have finalized a settlement of all of these lawsuits. The final amount of the settlement was approximately $8.8 million (which includes plaintiff’s attorneys’ fees and costs and other miscellaneous expenses), is reflected in our results of operations for fiscal year 2000 and was paid in fiscal 2001.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Fair Value of Financial Instruments

      The estimated fair values of our financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows ($ in thousands):

	February 2, 2003		February 3, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Receivables	111,639	111,639	84,793	84,793
Amounts due under senior credit facility	202,000	202,000	227,000	227,000
Obligations under 12% senior notes	280,000	301,000	280,000	280,000
Fair market value of rate swap on $100.0 million of 12% senior notes	4,804	4,804	—	—
Unamortized original issue discount on 12% senior notes	(3,744)	N/A	(4,584)	N/A
Obligations under 11% Senior Subordinated Notes	9,547	9,642	81,250	76,680
Obligations under 7% convertible subordinated notes	—	—	50,000	50,000
Beneficial conversion feature of 7% convertible notes	—	—	(900)	(900)

Note 18 — Guarantees

      The following is a summary of items that we believe are within the scope of FIN 45.

      In connection with the disposition and/or sublease of certain store locations and service centers, we have indemnified the purchasers/subtenants against claims arising from environmental contamination, if any, existing on the date of disposition. In some of these cases, we are indemnified by or have recourse to an unrelated third party for claims arising from any such contamination, and also, or in the alternative, have insurance coverage that may be available to offset the potential cost of the indemnity obligation. We also indemnify third party landlords under most of our store leases against claims resulting from the occurrence of certain triggering events or conditions arising out of our operations from the leased premises. We enter into various other agreements with unrelated parties in the ordinary course of our business which may include indemnity obligations relating to a triggering event or condition which is, in most cases, based on our future performance. In some cases, the indemnity obligations are triggered by our prior acts or third parties’ future performance, but are otherwise not limited in duration or monetary exposure. However, in such instances, we have determined that the likelihood of occurrence of the triggering event is remote and/or that the potential cost to us of performance of the indemnity would not be material.

      Our risk management philosophy is to limit risk in any transaction or relationship to the maximum extent reasonable in relation to commercial and other considerations. Before accepting any indemnity obligation, we make an informed risk management decision considering, among other things, the remoteness of the possibility that the triggering event will occur, the potential costs to perform any resulting indemnity obligation, possible actions to reduce the likelihood of a triggering event or to reduce the costs of performing an indemnity obligation, whether we are in fact indemnified by an unrelated third party, insurance coverage that may be available to offset the cost of the indemnity obligation, and the benefits to us from the transaction or relationship.

      Because most of our indemnity obligations are not limited in duration or potential monetary exposure, we cannot calculate the maximum potential amount of future payments that could be paid under our indemnity obligations stemming from all our existing agreements. We also accrue for contingent liabilities, including

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those arising out of indemnity obligations, when a loss is probable and the amounts can be reasonably estimated. We are not aware of the occurrence of any triggering event or condition that would have a material adverse impact on our financial statements as a result of an indemnity obligation relating to such triggering event or condition.

      We have standby letters of credit related to insurance, landlord and other activities that expire during fiscal 2003. As of February 2, 2003, total amounts committed under these letters of credit were $18.8 million.

Note 19 — Quarterly Results (unaudited)

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

      The following table sets forth certain quarterly unaudited operating data for fiscal 2002 and 2001. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

	Fiscal 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	($ in thousands, except per share amounts)
Net sales	$375,550	$398,306	$383,045	$349,745
Gross profit	165,130	182,068	180,779	172,208
Store closing and restructuring costs	300	239	12	4,475
Sale of stores	—	847	—	—
Secondary offering costs	—	265	—	214
Operating profit (loss)	23,192	28,152	31,400	19,785
Income (loss) before extraordinary loss	3,380	7,782	10,686	3,659
Extraordinary loss net of $2,313 of income taxes	—	(3,695)	—	—
Net income (loss)	$3,380	$4,087	$10,686	$3,659
Basic earnings (loss) per share before extraordinary loss(2)	$0.10	$0.19	$0.24	$0.08
Diluted earnings (loss) per share before extraordinary loss(2)	$0.10	$0.19	$0.24	$0.08
Basic earnings (loss) per share(2)	$0.10	$0.10	$0.24	$0.08
Diluted earnings (loss) per share(2)	$0.10	$0.10	$0.24	$0.08

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2001

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter

	($ in thousands, except per share amounts)
Net sales	$356,121	$381,722	$366,741	$334,001
Gross profit	168,586	147,074	171,113	161,227
Store closing and restructuring costs	2,295	21,476	11	(1,390)
Legal settlement	—	2,000	—	—
Operating profit (loss)	20,187	(23,959)	23,663	18,776
Income (loss) before extraordinary loss	2,253	(23,837)	5,934	1,595
Extraordinary loss net of $1,964 of income taxes	—	—	—	(3,137)
Net income (loss)	$2,253	$(23,837)	$5,934	$(1,542)
Basic earnings (loss) per share before extraordinary loss(2)	$0.08	$(0.86)	$0.21	$0.05
Diluted earnings (loss) per share before extraordinary loss(2)	$0.08	$(0.86)	$0.19	$0.05
Basic earnings (loss) per share(2)	$0.08	$(0.86)	$0.21	$(0.05)
Diluted earnings (loss) per share(2)	$0.08	$(0.86)	$0.19	$(0.05)

(1)	During the second quarter of fiscal 2001 we recorded a charge of $23.1 million to cost of sales, reducing gross profit and a charge of $21.5 million for store closing and restructuring costs as part of the Profitability Enhancement Program. See the Profitability Enhancement Program discussion in Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations.

(2)	The sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to Directors is incorporated by reference from the information under the caption Election of Directors contained in our definitive proxy statement in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders to be held on June 11, 2003 (the Proxy Statement).

      The required information concerning our Executive Officers is incorporated by reference from the Proxy Statement.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from the information under the caption Executive Compensation contained in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the information under the caption Security Ownership of Certain Beneficial Owners and Management contained in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information under the caption Certain Relationships and Related Transactions contained in the Proxy Statement.

Item 14.     Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.     Principal Accountant Fees and Services

      The information required by this item is incorporated by reference from the information under the caption Report of the Audit Committee contained in the Proxy Statement.

PART IV

Item 16.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following consolidated financial statements of CSK Auto Corporation are included in Item 8. of this Report on Form 10-K.

Report of Independent Accountants

Consolidated Statements of Operations — Fiscal Years Ended

February 2, 2003, February 3, 2002, and February 4, 2001

Consolidated Balance Sheets — February 2, 2003 and February 3, 2002

Consolidated Statements of Stockholders’ Equity Fiscal Years Ended February 2, 2003, February 3, 2002, and February 4, 2001

Consolidated Statements of Cash Flows — Fiscal Years Ended February 2, 2003, February 3, 2002, and February 4, 2001

      Notes to Consolidated Financial Statements

      (a)(2) The following financial statement schedules of CSK Auto Corporation for the three years ended February 2, 2003 are included in this Report on Form 10-K, as required by Item 14(d): Schedule I Financial Information of the Registrant; Schedule II Valuation and Qualifying Accounts and Report of Independent Accountants thereon. Other schedules have been omitted because information is not required or otherwise is included in the Notes to Consolidated Financial Statements.

      (a)(3) Exhibits:

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.02	Indenture, dated as of October 30, 1996, by and among CSK Auto, Inc. (Auto), Kragen Auto Supply Co., Schucks Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).

Exhibit
Number	Description of Exhibits

4.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.06	ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.01.2	Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.02	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.04	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.06	Supplemental Executive Retirement Plan Agreement, dated August 28, 2000 between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 13, 2000 (File No. 001-13927).
10.07	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.08	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.09	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.10	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.11	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.12	Amended and Restated Lease, dated October 23, 1989 (the Missouri Falls Lease), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).

Exhibit
Number	Description of Exhibits

10.13	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.14	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.15	Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.16	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.17	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.18.1	Stockholders Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.18.2	Form of Supplemental Stockholders Agreement Signature Page, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.18.3	Amendment to the Stockholders Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.18.4	Letter Agreement re: Stockholders Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.18.5	Second Amendment to Stockholders Agreement dated December 7, 2001, incorporated herein by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.18.6	Third Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 10.18.6 to our Registration Statement on Form S-4 filed on June 6, 2002 (File No. 333-82492).
10.18.7	Fourth Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 99.1 to our Report on Form 8-K filed on November 15, 2002.
10.19	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.20	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.22	Employment Agreement between CSK Auto, Inc. and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.23	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

Exhibit
Number	Description of Exhibits

10.24	Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.03 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.25	Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.26	Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, incorporated herein by reference to Exhibit 10.04 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.27	Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.28	Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, incorporated herein by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.29	Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, incorporated herein by reference to Exhibit 10.06 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.30	Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, incorporated herein by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.31	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.32	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, dated February 14, 2002
10.33	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.34	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.35	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.36	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.37	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.38	Severance and Retention Agreement between CSK Auto, Inc. and Hal Smith, dated February 14, 2002.
10.39	Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, by and between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.

Exhibit
Number	Description of Exhibits

10.40	Voting Agreement dated December 7, 2001, incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.41	Form of CSK Auto Corporation Option Exchange Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.42	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to Exhibit 4.01.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.43	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to Exhibit 4.01.2 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.44	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
10.44.1	Amendment No. 1 to the Securities Purchase Agreement, dated as of May 16, 2002, by and between CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.04.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
10.45	Registration Rights Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed December 11, 2001.
10.45.1	Amended and Restated Registration Rights Agreement dated May 16, 2002, by and between CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
10.46	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
10.47	Employment Agreement, dated March 30, 2000, between CSK Auto, Inc. and Jim Bazlen.
21.01	Subsidiaries of the Company, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
23.01	Consent of Independent Accountants dated April 24, 2003.
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2003.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2003.

(b)	Reports on Form 8-K:

On November 15, 2002, we filed a current report on Form 8-K, to report under item 5 thereof, the Fourth Amendment to the Stockholders’ Agreement.

On November 15, 2002, we filed a current report on Form 8-K, to report under item 5 thereof, selected recent events including our sales for the thirteen weeks ended November 3, 2002. We also filed an exhibit which was a press release announcing the sale of approximately 3.0 million shares of CSK Auto Corporation common stock by affiliates of the Carmel Group.

On November 18, 2002, we filed a current report on form 8-K/A, to report under item 5 thereof, a clarification of when our financial results for the thirteen weeks ended November 3, 2002 would be released and when our Form 10-Q would be filed.

On November 19, 2002, we filed a current report on Form 8-K, to file under item 7 thereof, a Purchase Agreement relating to the sale by certain selling stockholders of approximately 3.0 million shares of CSK Auto Corporation common stock by and between CSK Auto Corporation, the selling stockholders and the purchaser of such shares.

On December 19, 2002, we filed a current report on Form 8-K, to report under item 5 thereof, an amendment to our Credit Agreement that provides for an increase in CSK AutoInc’s letter of credit limits, to support increased collateral requirements in connection with the Company’s insurance coverage renewal obligations.

Report of Independent Accountants on

Financial Statement Schedules
To the Board of Directors and Shareholders
     of CSK Auto Corporation:

      Our audits of the consolidated financial statements referred to in our report dated April 24, 2003 appearing in this Annual Report on Form 10-K of CSK Auto Corporation and its subsidiaries also included an audit of the financial statement schedules listed in Item 16(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

April 24, 2003

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

BALANCE SHEETS

	February 2,	February 3,
	2003	2002

	(in thousands,
	except share data)
ASSETS
Investment in subsidiaries	$302,182	$154,286

Total assets	$302,182	$154,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 45,148,230 and 32,370,746 shares issued and outstanding at February 2, 2003 and February 3, 2002, respectively	452	324
Additional paid-in capital	448,279	322,667
Stockholder receivable	(342)	(686)
Accumulated deficit	(146,207)	(168,019)

Total stockholders’ equity	302,182	154,286

Total liabilities and stockholders’ equity	$302,182	$154,286

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 2,	February 3,	February 4,
	2003	2002	2001

	($ in thousands, except share and per share data)
Equity interest in income (loss) from subsidiaries	40,268	(22,941)	5,193

Income (loss) before income taxes, and extraordinary loss	40,268	(22,941)	5,193
Income tax expense (benefit)	14,761	(8,886)	193

Income (loss) before extraordinary loss	25,507	(14,055)	5,000
Extraordinary loss, net of income taxes of $2,313 in 2002 and $1,964 in 2001	(3,695)	(3,137)	—

Net income (loss)	$21,812	$(17,192)	$5,000

Basic earnings (loss) per share:
Income (loss) before extraordinary loss	$0.63	$(0.50)	$0.18
Extraordinary loss, net of income taxes	(0.09)	(0.11)	—

Net income (loss) per share	$0.54	$(0.61)	$0.18

Shares used in computing per share amounts	40,634,522	28,390,582	27,839,348

Diluted earnings (loss) per share:
Income (loss) before extraordinary loss	$0.63	$(0.50)	$0.18
Extraordinary loss, net of income taxes	(0.09)	(0.11)	—

Net income (loss) per share	$0.54	$(0.61)	$0.18

Shares used in computing per share amounts	40,751,802	28,390,582	27,839,348

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

	($ in thousands, except share data)
Balances at January 30, 2000	27,834,574	$278	$291,004	$(584)	$(324)	$(155,827)	$134,547
Amortization of deferred compensation	—	—	—	—	168	—	168
Recovery of stockholder receivable	—	—	—	28	—	—	28
Advances to stockholders	—	—	—	(189)	—	—	(189)
Exercise of options	6,604	—	59	—	—	—	59
Net income	—	—	—	—	—	5,000	5,000

Balances at February 4, 2001	27,841,178	$278	$291,063	$(745)	$(156)	$(150,827)	$139,613
Amortization of deferred compensation	—	—	—	—	156	—	156
Conversion of notes	4,524,886	45	30,701	—	—	—	30,746
Issuances of restricted stock	3,764	—	—	—	—	—	—
Beneficial conversion feature of debentures	—	—	900	—	—	—	900
Recovery of stockholder receivable	—	—	—	59	—	—	59
Exercise of options	918	1	3	—	—	—	4
Net loss	—	—	—	—	—	(17,192)	(17,192)

Balances at February 3, 2002	32,370,746	$324	$322,667	$(686)	$—	$(168,019)	$154,286
Conversion of debentures net of costs	5,753,740	58	46,058	—	—	—	46,116
Common stock issued in lieu of cash interest paid	136,580	1	1,408	—	—	—	1,409
Stock offering, net of costs	6,878,300	69	78,073	—	—	—	78,142
Issuances of loan to stockholder	—	—	—	(125)	—	—	(125)
Recovery of stockholder receivable	—	—	—	469	—	—	469
Retirement of common stock	(11,952)	—	(137)	—	—	—	(137)
Exercise of options	17,604	—	167	—	—	—	167
Issuances of restricted stock	3,212	—	43	—	—	—	43
Net income	—	—	—	—	—	21,812	21,812

Balances at February 2, 2003	45,148,230	$452	$448,279	$(342)	$—	$(146,207)	$302,182

The accompanying note is an integral part of these financial statements

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 2,	February 3,	February 4,
	2003	2002	2001

	($ in thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$21,812	$(17,192)	$5,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in net income from subsidiaries	(21,812)	17,192	(5,000)

Net cash provided by (used in) operating activities	—	—	—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

The accompanying note is an integral part of these financial statements

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

NOTE TO FINANCIAL STATEMENT SCHEDULE

      The accompanying financial statement schedule presents the financial position, results of operations and cash flows of CSK Auto Corporation (Corporate) as a parent company only, and thus includes Corporate’s investment in CSK Auto, Inc. (Auto) as well as Corporate’s interest in the results of Autos operations, accounted for under the equity method of accounting. Corporate has not received any dividends from Auto during the periods presented.

      This financial statement schedule should be read in conjunction with the consolidated financial statements of CSK Auto Corporation and Subsidiaries for descriptions of significant accounting policies and other matters, including guarantees by Corporate.

CSK AUTO CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years 2002, 2001, and 2000

	Balance at	Charged to	Purchase		Balance at
	Beginning of	Costs and	Accounting		End of
Description	Period	Expenses	Adjustments	Deductions	Period

	(in thousands)
Allowance for Bad Debts:
Year Ended February 4, 2001	$3,294	6,119	1,289	(6,466)	$4,236
Year Ended February 3, 2002	$4,236	5,353	—	(4,359)	$5,230
Year Ended February 2, 2003	$5,230	4,383	—	(6,877)	$2,736
Allowance for Closed Stores:
Year Ended February 4, 2001	$4,802	6,060	2,744	(12,054)	$1,552
Year Ended February 3, 2002	$1,552	14,632	—	(9,413)	$6,771
Year Ended February 2, 2003	$6,771	5,026	—	(7,375)	$4,422
Allowance for Inventory Shrink:
Year Ended February 4, 2001	$8,738	20,769	—	(17,683)	$11,824
Year Ended February 3, 2002	$11,824	25,878	—	(17,052)	$20,650
Year Ended February 2, 2003	$20,650	30,795	—	(35,246)	$16,199
Allowance for Inventory Obsolescence:
Year Ended February 4, 2001	$—	—	—	—	$—
Year Ended February 3, 2002	$—	17,292	—	(16,390)	$902
Year Ended February 2, 2003	$902	—	—	(902)	$—

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of May 2003.

CSK AUTO CORPORATION

By:	/s/ MAYNARD JENKINS

Maynard Jenkins
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 5th day of May 2003.

/s/ MAYNARD JENKINS Maynard Jenkins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES G. BAZLEN James G. Bazlen	Director

/s/ JAMES O. EGAN James O. Egan	Director

/s/ MORTON GODLAS Morton Godlas	Director

/s/ CHARLES K. MARQUIS Charles K. Marquis	Director

/s/ SIMON MOORE Simon Moore	Director

/s/ TERILYN HENDERSON Terilyn Henderson	Director

/s/ CHRISTOPHER J. STADLER Christopher J. Stadler	Director

/s/ SAVIO W. TUNG Savio W. Tung	Director

/s/ DON W. WATSON Don W. Watson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Maynard L. Jenkins, certify that:

1. I have reviewed this annual report on Form 10-K of CSK Auto Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MAYNARD L. JENKINS

Maynard L. Jenkins
Chief Executive Officer

May 5, 2003

CERTIFICATION

I, Don W. Watson, certify that:

1. I have reviewed this annual report on Form 10-K of CSK Auto Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer

May 5, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.02	Indenture, dated as of October 30, 1996, by and among CSK Auto, Inc. (Auto), Kragen Auto Supply Co., Schucks Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto, Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.06	ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.01.2	Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.02	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).

Exhibit
Number	Description of Exhibits

10.04	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.06	Supplemental Executive Retirement Plan Agreement, dated August 28, 2000 between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 13, 2000 (File No. 001-13927).
10.07	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.08	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.09	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.10	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.11	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.12	Amended and Restated Lease, dated October 23, 1989 (the Missouri Falls Lease), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.13	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.14	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.15	Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.16	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.17	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.18.1	Stockholders Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.18.2	Form of Supplemental Stockholders Agreement Signature Page, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.18.3	Amendment to the Stockholders Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.18.4	Letter Agreement re: Stockholders Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

Exhibit
Number	Description of Exhibits

10.18.5	Second Amendment to Stockholders Agreement dated December 7, 2001, incorporated herein by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.18.6	Third Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 10.18.6 to our Registration Statement on Form S-4 filed on June 6, 2002 (File No. 333-82492).
10.18.7	Fourth Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 99.1 to our Report on Form 8-K filed on November 15, 2002.
10.19	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.20	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.22	Employment Agreement between CSK Auto, Inc. and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.23	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.24	Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.03 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.25	Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.26	Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, incorporated herein by reference to Exhibit 10.04 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.27	Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.28	Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, incorporated herein by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.29	Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, incorporated herein by reference to Exhibit 10.06 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.30	Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, incorporated herein by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.31	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.32	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, dated February 14, 2002.

Exhibit
Number	Description of Exhibits

10.33	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.34	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.35	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.36	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.37	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.38	Severance and Retention Agreement between CSK Auto, Inc. and Hal Smith, dated February 14, 2002.
10.39	Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, by and between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.40	Voting Agreement dated December 7, 2001, incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.41	Form of CSK Auto Corporation Option Exchange Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.42	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of February 17, 2000, incorporated herein by reference to Exhibit 4.01.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.43	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of December 4, 2000, incorporated herein by reference to Exhibit 4.01.2 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.44	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
10.44.1	Amendment No. 1 to the Securities Purchase Agreement, dated as of May 16, 2002, by and between CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.04.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
10.45	Registration Rights Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed December 11, 2001.
10.45.1	Amended and Restated Registration Rights Agreement dated May 16, 2002, by and between CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).

Exhibit
Number	Description of Exhibits

10.46	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
10.47	Employment Agreement, dated March 30, 2000, between CSK Auto, Inc. and Jim Bazlen.
21.01	Subsidiaries of the Company, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
23.01	Consent of Independent Accountants dated April 24, 2003.
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2003.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2003.