Form 10-Q
period 2003-05-04
CSK AUTO CORP
filed 2003-06-18
CIK 1051848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of June 13, 2003, CSK Auto Corporation had 45,173,284 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 4,	February 2,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$14,868	$15,519
Receivables, net of allowances of $4,645 and $2,736, respectively	109,603	111,639
Inventories	681,290	650,783
Prepaid expenses and other current assets	16,028	14,871

Total current assets	821,789	792,812

Property and equipment, net	128,738	130,745
Leasehold interests, net	13,561	14,017
Goodwill	127,069	127,069
Other assets, net	26,669	27,379

Total assets	$1,117,826	$1,092,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$181,786	$164,430
Accrued payroll and related expenses	41,347	41,421
Accrued expenses and other current liabilities	47,705	41,602
Deferred income taxes	7,689	6,006
Current maturities of capital lease obligations	12,411	10,604

Total current liabilities	290,938	264,063

Long term debt	480,832	492,607
Obligations under capital leases	22,618	21,756
Deferred income taxes	6,267	3,464
Other	7,458	7,950

Total non-current liabilities	517,175	525,777

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 45,149,682 and 45,148,230 shares issued and outstanding at May 4, 2003 and February 2, 2003, respectively	452	452
Additional paid-in capital	448,287	448,279
Stockholder receivable	(342)	(342)
Accumulated deficit	(138,684)	(146,207)

Total stockholders’ equity	309,713	302,182

Total liabilities and stockholders’ equity	$1,117,826	$1,092,022

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Thirteen Weeks Ended

	May 4,	May 5,
	2003	2002

	(Unaudited)
Net sales	$377,449	$375,550
Cost of sales	202,425	210,420

Gross profit	175,024	165,130
Other costs and expenses:
Operating and administrative	148,723	141,638
Store closing costs	93	300

Operating profit	26,208	23,192
Interest expense, net	13,936	17,718

Income before income taxes	12,272	5,474
Income tax expense	4,749	2,094

Net income	$7,523	$3,380

Basic earnings per share:
Net income	$0.17	$0.10

Shares used in computing per share amounts	45,149,359	32,412,923

Diluted earnings per share:
Net income	$0.17	$0.10

Shares used in computing per share amounts	45,188,311	32,472,337

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional
			Paid-in	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balances at February 2, 2003	45,148,230	$452	$448,279	$(342)	$(146,207)	$302,182
Exercise of options (unaudited)	1,452	—	8	—	—	8
Net income (unaudited)	—	—	—	—	7,523	7,523

Balances at May 4, 2003 (unaudited)	45,149,682	$452	$448,287	$(342)	$(138,684)	$309,713

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Thirteen Weeks Ended

	May 4,	May 5,
	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$7,523	$3,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,712	8,117
Amortization of other items	926	896
Amortization of deferred financing costs	1,286	1,497
Accretion of discount	226	257
Loss on disposals of property, equipment and other assets	357	111
Deferred income taxes	4,486	2,095
Change in operating assets and liabilities
Receivables	2,036	(7,294)
Inventories	(30,507)	(24,276)
Prepaid expenses and other current assets	(1,157)	4,305
Accounts payable	17,356	38,054
Accrued payroll, accrued expenses and other current liabilities	6,029	4,563
Other operating activities	(586)	(943)

Net cash provided by operating activities	15,687	30,762

Cash flows from investing activities:
Capital expenditures	(622)	(2,103)
Proceeds from sale of property and equipment	3	1,044
Other investing activities	(861)	(1,116)

Net cash used in investing activities	(1,480)	(2,175)

Cash flows from financing activities:
Borrowings under Senior Credit Facility	56,000	56,000
Payments under Senior Credit Facility	(68,000)	(83,000)
Payment of deferred financing costs	—	(387)
Payments on capital lease obligations	(2,774)	(2,653)
Recovery of stockholder receivable	—	257
Proceeds from exercise of stock options	8	21
Other financing activities	(92)	(24)

Net cash used in financing activities	(14,858)	(29,786)

Net decrease in cash and cash equivalents	(651)	(1,199)
Cash and cash equivalents, beginning of period	15,519	16,084

Cash and cash equivalents, end of period	$14,868	$14,885

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks Ended May 4, 2003

      CSK Auto Corporation is a holding company. At May 4, 2003, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us”, or “our”.

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At May 4, 2003, we operated 1,108 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Basis of Presentation

      We prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), but did not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position and the results of our operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 2, 2003, as included in our Annual Report on Form 10-K filed with the SEC on May 7, 2003.

Note 2 — Change in Accounting Principle

      In March 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on certain matters discussed in EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. Under the EITF, allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, and would be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred.

      During the first quarter of fiscal 2003, we adopted the provisions of EITF 02-16. Effective with the adoption, we implemented a policy of considering all cooperative advertising arrangements to be a reduction of product costs, unless we are specifically required to substantiate advertising costs incurred to the vendor and do so in the normal course of business. This required us to account for approximately $3.0 million of vendor allowances as a reduction of inventory and cost of sales rather than as a reduction to advertising expense in operating and administrative expenses as in prior fiscal years. Approximately $0.5 million of this amount reduced inventory cost under our last-in, first-out (“LIFO”) method at May 4, 2003 and reduced diluted earnings per share by $.01 in the first quarter of 2003.

      In the first quarter of fiscal 2002, vendor allowances totaling approximately $5.8 million were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16. Had the reclassification required by EITF 02-16 been implemented during the first quarter of fiscal 2002, gross margin for fiscal 2002 would have been 45.5%, as compared to 46.4% in fiscal 2003, and operating and administrative expenses as a percent of sales would have been 39.3%, as compared to 39.4% in fiscal 2003.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table adjusts the amounts reported for cost of sales, gross margin and operating and administrative expenses from the first quarter of fiscal 2002 to be comparable with current requirements of EITF 02-16 ($ in thousands):

	As Reported		Adjusted for EITF 02-16
	Thirteen Weeks Ended		Thirteen Weeks Ended

	May 4, 2003	May 5, 2002	May 4, 2003	May 5, 2002

Cost of sales	$202,425	$210,420	$202,425	$204,652
Cost of sales, percent to sales	53.6%	56.0%	53.6%	54.5%
Gross margin	$175,024	$165,130	$175,024	$170,898
Gross margin, percent to sales	46.4%	44.0%	46.4%	45.5%
Operating and administrative expense	$148,723	$141,638	$148,723	$147,406
Operating and administrative expense, percent to sales	39.4%	37.7%	39.4%	39.3%

      The change in accounting principle had no impact on cash flow. We do not expect EITF 02-16 to have a material impact on net income for the remaining quarters of fiscal 2003.

Note 3 — Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. We adopted SFAS No. 143 on February 3, 2003. The adoption of this standard did not have an impact on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We adopted SFAS No. 145 on February 3, 2003. During the second quarter of fiscal 2002, we recorded an extraordinary loss of $3.7 million (net of a $2.3 million income tax benefit) relating to the early retirement of debt. SFAS No. 145 will require that this amount be reclassified to operations.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the primary beneficiary). We do not have any transactions or relationships with unconsolidated variable interest entities and, therefore, FIN No. 46 does not impact our financial statements.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We do not anticipate that the adoption of this statement will have a significant impact on our financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. We do not anticipate that the adoption of this standard will have a significant impact on our financial statements.

Note 4 — Inventories

      Inventories are valued at the lower of cost or market, our costs being determined utilizing the LIFO method. Our inventory levels have been generally consistent in recent years and thus, under LIFO, costs of sales reflect the costs of the most currently purchased inventories. Inventory carrying values for financial statement purposes, on the other hand, reflect the costs relating to prices paid in prior years under the LIFO method. Our costs of acquiring inventories have been decreasing in recent years as our increased size and cash flows have enabled us to take advantage of volume discounts and lower product acquisition costs. Accordingly, it costs us less money to replace inventory today than the LIFO balances carried for similar inventory reflected in our financial statements. As a result of the LIFO method of accounting for inventory and the ability to obtain product at lower acquisition costs, we recorded reductions to cost of goods sold of $8.3 million and $7.3 million for the quarters ending May 4, 2003 and May 5, 2002, respectively.

      The replacement cost of inventories approximated $567.2 million and $545.0 million at May 4, 2003 and February 2, 2003, respectively, as compared to financial statement carrying values of $681.3 million and $650.8 million.

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

      We evaluate the difference between carrying balances and NRV of our inventories at each balance sheet reporting date. At May 4, 2003, we estimate that the NRV of our inventories exceeded carrying values and thus no impairment is indicated. If our evaluation in a future period were to indicate that carrying values exceed the NRV of the inventories, the carrying balances of the inventory would be reduced to NRV, with a corresponding charge to operations.

Note 5 — Store Closing Costs

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

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Prior to adoption of SFAS No. 146 on January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. No provision was made for employee termination

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs. For stores to be relocated, such costs were recognized when an agreement for the new location was reached with a landlord and site plans met preliminary municipal approvals. During the period that they remained open for business, the rent and other operating expenses for the stores to be closed continued to be reflected in normal operating expenses.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early implementation encouraged. We did not incur any new liability related to a store closure during the first quarter of fiscal 2003.

      As of May 4, 2003, we had a total of 206 store locations included in the allowance for store closing costs. Of this total, 39 locations were vacant, 164 locations were subleased and 3 locations were identified for closure but remained open. In addition to these stores, we had 58 service centers of which 3 were vacant and 55 were subleased. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018. As of May 4, 2003, we have 3 stores accrued during the 2002 fiscal plan year that remained open and were identified for closure prior to our implementation of SFAS No. 146.

      Activity in the provision for store closings and the related store closing costs for the first quarter of fiscal 2003 is as follows ($ in thousands):

Balance, beginning of year	$4,422
Expense:
Revisions in estimates	93
Payments:
Rent expense, net of sublease recoveries	(1,007)
Occupancy and other expenses	(290)
Sublease commissions and buyouts	(323)

Total payments	(1,620)

Balance as of May 4, 2003.	$2,895

Note 6 — Long Term Debt

      Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	May 4,	February 2,
	2003	2003

Senior credit facility — term loan	$170,000	$170,000
Senior credit facility — revolving credit commitment	20,000	32,000
12% Senior Notes	280,000	280,000
Unamortized discount on 12% senior notes	(3,517)	(3,744)
Fair market value adjustment on $100.0 million of 12% senior notes (SFAS No. 133 hedge accounting adjustment)	4,802	4,804
11% Senior Subordinated Notes	9,547	9,547

Total (all non-current)	$480,832	$492,607

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of May 4, 2003, we were in compliance with our financial covenants in our debt agreements.

Note 7 — Earnings Per Share

      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended

	May 4, 2003	May 5, 2002

Numerator for basic and diluted EPS:
Net income	$7,523	$3,380

Denominator for basic EPS:
Weighted average shares outstanding (basic)	45,149	32,413

Denominator for diluted EPS:
Weighted average shares outstanding (diluted)	45,149	32,413
Effect of dilutive stock options	39	59

Weighted average shares outstanding (diluted)	45,188	32,472

Shares excluded as a result of anti-dilution:
Stock options	2,969	2,583
Conversion of convertible subordinated debentures	—	5,754

Total shares excluded	2,969	8,337

Note 8 — Stock Based Compensation

      We have stock-based employee compensation plans which are described further in Note 12 of the Notes to Consolidated Financial Statements in our 2002 Annual Report on Form 10-K filed with the SEC on May 7, 2003. We account for our stock-based compensation plans under Accounting Principles Board Opinion 25, (“APB 25”) “Accounting for Stock Issued to Employees” and the related interpretations, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. SFAS No. 123, “Accounting for Stock-based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, requires that companies which do not elect to account for stock-based compensation as prescribed by this statement disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If we applied the recognition provisions of SFAS No. 123 using the Black-Scholes option-pricing model, the resulting pro forma net income available to common shareholders, and pro forma net income available to common shareholders per share would be as follows (in thousands, except per share data):

	Thirteen Weeks
	Ended

	May 4,	May 5,
	2003	2002

Net income — as reported	$7,523	$3,380
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(245)	(2,288)

Net income — pro forma	$7,278	$1,092

Earnings per share — basic:
As reported	$0.17	$0.10
Pro forma	0.16	0.03
Earnings per share — diluted:
As reported	$0.17	$0.10
Pro forma	0.16	0.03

Note 9 — Subsequent Events

      During February 2002, we entered into an interest rate swap agreement which converted the interest rate payment obligation on $100 million of our 12% Senior Notes to a floating rate in order to hedge the fair value of such Notes against potential movements in market interest rates. On June 5, 2003, we terminated the swap agreement and received in consideration thereof, the sum of $6.0 million. This amount will be amortized as an offset to interest expense through the maturity date of the 12% Senior Notes (June 15, 2006).

      We recently entered into a commitment with certain parties relative to a proposed syndicated financing transaction consisting of a new $325.0 million secured bank facility. This facility would replace our current $300.0 million credit facility and consists of a $200.0 million term loan and a $125.0 million revolving credit facility which, subject to the terms of the new facility, shall have maturities of June 2009 and June 2008, respectively (or, subject to certain provisions of such facility, such earlier dates as therein set forth). Assuming the proposed refinancing is consummated upon terms and conditions satisfactory to us, we would expect to pay approximately $5.0 million in fees to establish the credit facility. At May 4, 2003 we have $4.0 million of unamortized costs relating to our current credit facility. Once a determination of the participating lenders has been made, we will determine the amount of financing costs to be deferred or expensed consistent with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and EITF 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements”. We anticipate that this transaction will be finalized during the second quarter of fiscal 2003.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters). In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to increase sales by causing auto parts to fail and sales of seasonal products to increase.

      In March 2003, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on certain matters discussed in EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. Under the EITF, allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, and would be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred.

      During the first quarter of fiscal 2003, we adopted the provisions of EITF 02-16. Effective with the adoption, we implemented a policy of considering all cooperative advertising arrangements to be a reduction of product costs, unless we are specifically required to substantiate advertising costs incurred to the vendor and do so in the normal course of business. This required us to account for approximately $3.0 million of vendor allowances as a reduction of inventory and cost of sales rather than as a reduction to advertising expense in operating and administrative expenses as in prior fiscal years. Approximately $0.5 million of this amount reduced inventory cost under our last-in, first-out (“LIFO”) method at May 4, 2003 and reduced diluted earnings per share by $.01 in the first quarter of 2003.

      In the first quarter of fiscal 2002, vendor allowances totaling approximately $5.8 million were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16. Had the reclassification required by EITF 02-16 been implemented during the first quarter of fiscal 2002, gross margin for fiscal 2002 would have been 45.5%, as compared to 46.4% in fiscal 2003, and operating and administrative expenses as a percent of sales would have been 39.3%, as compared to 39.4% in fiscal 2003.

      The following table adjusts the amounts reported for cost of sales, gross margin and operating and administrative expenses from the first quarter of fiscal 2002 to be comparable with current requirements of EITF 02-16:

	As Reported		Adjusted for EITF 02-16
	Thirteen Weeks Ended		Thirteen Weeks Ended

	May 4, 2003	May 5, 2002	May 4, 2003	May 5, 2002

	($ in thousands)
Cost of sales	$202,425	$210,420	$202,425	$204,652
Cost of sales, percent to sales	53.6%	56.0%	53.6%	54.5%
Gross margin	$175,024	$165,130	$175,024	$170,898
Gross margin, percent to sales	46.4%	44.0%	46.4%	45.5%
Operating and administrative expense	$148,723	$141,638	$148,723	$147,406
Operating and administrative expense, percent to sales	39.4%	37.7%	39.4%	39.3%

      The change in accounting principle had no impact on cash flow. We do not expect EITF 02-16 to have a material impact on net income for the remaining quarters of fiscal 2003.

Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended

	May 4,	May 5,
	2003	2002

Net sales	100.0%	100.0%
Cost of sales	53.6	56.0

Gross profit	46.4	44.0
Operating and administrative	39.4	37.7
Store closing costs	0.1	0.1

Operating profit	6.9	6.2
Interest expense, net	3.7	4.7

Income before income tax expense	3.2	1.5
Income tax expense	1.2	0.6

Net income	2.0%	0.9%

Thirteen Weeks Ended May 4, 2003 Compared to Thirteen Weeks Ended May 5, 2002

      Net sales for the thirteen weeks ended May 4, 2003 (the “first quarter of fiscal 2003”) increased 0.5% to $377.4 million from $375.6 million for the thirteen weeks ended May 5, 2002 (the “first quarter of fiscal 2002”). Same store sales increased 2%. Sales increased slightly during the first quarter of fiscal 2003 despite a lower total store count as we had 1,108 stores in operation at May 4, 2003 compared to 1,124 at May 5, 2002. The sales growth is driven by the continued refinement of our inventory mix, and the addition of performance products, garage maintenance items and specialty auto related items.

      Gross profit was $175.0 million, or 46.4% of net sales, for the first quarter of fiscal 2003 as compared to $165.1 million, or 44.0% of net sales, for the first quarter of fiscal 2002. Gross profit increased during the first quarter of fiscal 2003 as a result of: (1) an increased emphasis on reducing inventory acquisition costs and increasing our ability to take advantage of available vendor allowances; (2) the reduction of cost of sales resulting from the implementation of EITF 02-16 as previously discussed; and (3) an increased emphasis on promotional activities and promotional pricing during the first quarter of fiscal 2002 to attract new and existing customers to our stores, resulting in expectedly lower gross profit levels.

      Operating profit for the first quarter of fiscal 2003 totaled $26.2 million, or 6.9% of net sales, compared to $23.2 million, or 6.2% of net sales, for the first quarter of fiscal 2002. Operating and administrative expenses were higher in the first quarter of fiscal 2003 than in the same quarter of fiscal 2002 reflecting the impact of EITF 02-16 as previously discussed. In addition, operating and administrative expenses have increased slightly as a result of higher payroll and related expenses, primarily relating to workers’ compensation costs in California.

      Interest expense for the first quarter of fiscal 2003 decreased to $13.9 million from $17.7 million in the first quarter of fiscal 2002 as a result of our focus on lowering our outstanding debt levels and the current lower interest rate environment.

      Income tax expense for the first quarter of fiscal 2003 was $4.7 million, compared to $2.1 million for the comparable period of fiscal 2002. Our effective tax rate increased slightly to 38.7% from 38.3% in the prior year.

      As a result of the above factors, net income increased to $7.5 million, or $0.17 per diluted common share, for the first quarter of fiscal 2003, compared to net income of $3.4 million, or $0.10 per diluted common share, for the first quarter of fiscal 2002.

Liquidity and Capital Resources

Overview of Liquidity

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. We are not required to make any debt amortization payments prior to December 2004 other than capital lease payments. We intend to finance our cash requirements with cash flows from operating activities, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases. The following table outlines our liquidity:

	May 4, 2003	February 2, 2003

	($ in thousands)
Cash	$14,868	$15,519
Availability under revolving line of credit	83,727	54,698

Total liquidity	$98,595	$70,217

      As of May 4, 2003, we had total liquidity (cash plus availability under our existing revolving credit facility) of approximately $98.6 million, an increase of $28.4 million compared to February 2, 2003. Availability under our revolving credit agreement is limited by borrowing base calculations to the lesser of $300.0 million or the sum of certain percentages of our eligible inventory and accounts receivable. As a result of the limitations imposed by the borrowing base formula, at May 4, 2003, we could only borrow up to $293.0 million of the total $300.0 million facility. Accordingly, we have $7.0 million of additional borrowing capacity under our current senior credit facility that has not been included in our liquidity calculation but that may be, in the future, subject to the borrowing base calculation.

Analysis of Cash Flows

      The following table summarizes our cash flows from operating activities:

	Thirteen Weeks Ended

	May 4, 2003	May 5, 2002

	($ in thousands)
Net income	$7,523	$3,380
Non-cash expenses and adjustments	14,993	12,973
Changes in working capital and other	(6,829)	14,409

Cash flows from operating activities	$15,687	$30,762

      During the first quarter of fiscal 2003, net cash provided by operating activities was $15.7 million compared to $30.8 million of cash provided by operating activities during the first quarter of fiscal 2002. The most significant component of the change relates to an increase in cash used to support working capital requirements. Inventory levels increased by $30.6 million during the first quarter of fiscal 2003 in support of our spring selling season and our continued expansion of our inventory mix, such as performance products, garage maintenance items and specialty auto related items. Offsetting the increase in inventory, accounts payable increased only $17.4 million relating to increased vendor payments as a result of our improved liquidity and our focus on obtaining additional vendor allowances.

      Net cash used in investing activities totaled $1.5 million for the first quarter of fiscal 2003, compared to $2.2 million used during the comparable 2002 period. As a result of our continued focus on expenditure control, capital expenditures during the first quarter of fiscal 2003 were $1.5 million less than in the first quarter of fiscal 2002. In addition, proceeds from the sale of property and equipment were $1.0 million less in the first quarter of fiscal 2003 than in the first quarter of fiscal 2002.

      Net cash used in financing activities totaled $14.9 million for fiscal 2003 compared to $29.8 million in fiscal 2002. This decrease primarily relates to lower payments on our senior credit facility, where $12 million in net payments were made during fiscal 2003 compared to $27 million in net payments made during fiscal 2002.

Refinancing

      We recently entered into a commitment with certain parties relative to a proposed syndicated financing transaction consisting of a new $325.0 million secured bank facility. This facility would replace our current $300.0 million credit facility and consists of a $200.0 million term loan and a $125.0 million revolving credit facility which, subject to the terms of the new facility, shall have maturities of June 2009 and June 2008, respectively (or, subject to certain provisions of such facility, such earlier dates as therein set forth). Assuming the proposed refinancing is consummated upon terms and conditions satisfactory to us, we would expect to pay approximately $5.0 million in fees to establish the credit facility. At May 4, 2003, we have $4.0 million of unamortized costs relating to our current credit facility. Once a determination of the participating lenders has been made, we will determine the amount of financing costs to be deferred or expensed consistent with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and EITF 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements”. We anticipate that this transaction will be consummated during the second quarter of fiscal 2003.

      In May 2003, Moody’s Investors Service assigned a Ba3 rating and Standard & Poor’s Ratings Services (“S&P”) assigned a BB- rating to our proposed new $325.0 million secured bank facilities, subject to final documentation. At that time, Moody’s and S&P also each affirmed our existing ratings and changed our rating outlook to positive from stable.

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

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Prior to adoption of SFAS No. 146 on January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. No provision was made for employee termination costs. For stores to be relocated, such costs were recognized when an agreement for the new location was reached with a landlord and site plans met preliminary municipal approvals. During the period that they remained open for business, the rent and other operating expenses for the stores to be closed continued to be reflected in normal operating expenses.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early implementation encouraged. We did not incur any new liability related to a store closure during the first quarter of fiscal 2003.

      As of May 4, 2003, we had a total of 206 store locations included in the allowance for store closing costs. Of this total, 39 locations were vacant, 164 locations were subleased and 3 locations were identified for closure but remained open. In addition to these stores, we had 58 service centers of which 3 were vacant and 55 were subleased. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018. As of May 4, 2003, we have 3 stores accrued during the 2002 fiscal plan year that remained open and were identified for closure prior to our implementation of SFAS No. 146.

      Activity in the provision for store closings and the related store closing costs for the first quarter of fiscal 2003 is as follows ($ in thousands):

Balance, beginning of year	$4,422
Expense:
Revisions in estimates	93
Payments:
Rent expense, net of sublease recoveries	(1,007)
Occupancy and other expenses	(290)
Sublease commissions and buyouts	(323)

Total payments	(1,620)

Balance as of May 4, 2003	$2,895

Factors Affecting Liquidity and Capital Resources

Sales Trends

      Our same store sales increased 2% during the first quarter of fiscal 2003. This increase was slightly lower than we had expected due to the negative impact of the conflict in Iraq on customer traffic and corresponding reduction in our sales. Since the end of the conflict, our same store sales have increased to the mid-single digit range and we expect this trend to continue for the remainder of fiscal 2003. However, any unusual weather conditions, competitive pressures, or other adverse changes to our business or the economy in general could materially affect our financial position and results of operations.

Inflation

      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.

Debt

      Debt is an important part of our overall capitalization. Although we have significantly reduced our outstanding debt over recent years, we are still highly leveraged. The degree to which we are leveraged could have important consequences on our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes. A substantial portion of our cash flow from operations must be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for other purposes. We are substantially more leveraged than some of our competitors, which might place us at a competitive disadvantage to those competitors that have lower debt service obligations and significantly greater operating and financial flexibility than we do. We may not be able to adjust rapidly to changing market conditions and we may be more vulnerable in the event of a downturn in general economic conditions or in our business.

      Our credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. As of May 4, 2003, we were in compliance with our covenants and we anticipate meeting all required covenants under our existing credit facility during the remainder of fiscal 2003.

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

      At May 4, 2003, excluding the interest rate swap agreement (which was terminated as of June 2003), 37% of our outstanding debt was at variable interest rates and 63% of our outstanding debt was at fixed interest rates. With $190.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $1.9 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

      During February 2002, we entered into an interest rate swap agreement which converted the interest rate payment obligation on $100 million of our 12% Senior Notes to a floating rate in order to hedge the fair value of such Notes against potential movements in market interest rates. On June 5, 2003, we terminated the swap and received in consideration thereof, the sum of $6.0 million. This amount will be amortized as an offset to interest expense through the maturity date of the Senior Notes (June 15, 2006).

Critical Accounting Matters

      For a discussion of our critical accounting matters, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 7, 2003.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. We adopted SFAS No. 143 on February 3, 2003. This adoption did not have an impact on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We adopted SFAS No. 145 on February 3, 2003. During the second quarter of fiscal 2002, we recorded an extraordinary loss of $3.7 million (net of income tax benefit) relating to the early retirement of debt. SFAS No. 145 will require that this amount be reclassified to operations.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest entities, an Interpretation of ARB 51”. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the

Variable Interest Entity (the primary beneficiary). We do not have any transactions or relationships with unconsolidated variable interest entities and, therefore, FIN No. 46 does not impact our financial statements.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We do not anticipate that the adoption of this statement will have a significant impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. We do not anticipate that the adoption of this standard will have a significant impact on our financial statements.

Forward-looking Statements

      The foregoing Management’s Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management’s assumptions and beliefs in light of the information currently available. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors that may cause differences are identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 7, 2003, and are incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      See “Factors Affecting Liquidity and Capital Resources” above.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      NONE

Item 2.	Changes in Securities and Use of Proceeds

      NONE

Item 3.	Defaults upon Senior Securities

      NONE

Item 4.	Submission of Matters to a Vote of Security Holders

      NONE

Item 5.	Other Information

      NONE

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.02	Indenture dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schucks Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.

4.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.06	ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

On February 12, 2003 we filed a current report on Form 8-K, to report under items 7 and 9 thereof, the issuance of a press release announcing our same store sales for the fourth quarter and full year of fiscal 2002.

On March 20, 2003 we filed a current report on Form 8-K, to report under item 9 thereof, the issuance of a press release announcing our operating results for the fourth quarter and full year of fiscal 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK Auto Corporation

By:	/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer

DATED: June 17, 2003

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

June 17, 2003

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

/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer

June 17, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.02	Indenture dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schucks Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.06	ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.