Form 10-Q
period 2003-08-03
CSK AUTO CORP
filed 2003-09-17
CIK 1051848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐.

     As of September 11, 2003, CSK Auto Corporation had 45,526,729 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 3,	February 2,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$36,024	$15,519
Receivables, net of allowances of $5,907 and $2,736, respectively	105,014	111,639
Inventories	684,726	650,783
Prepaid expenses and other current assets	17,849	14,871

Total current assets	843,613	792,812

Property and equipment, net	124,429	130,745
Leasehold interests, net	13,152	14,017
Goodwill	127,069	127,069
Other assets, net	21,203	27,379

Total assets	$1,129,466	$1,092,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$183,117	$164,430
Accrued payroll and related expenses	40,327	41,421
Accrued expenses and other current liabilities	41,492	41,602
Deferred income taxes	8,709	6,006
Current maturities of senior credit facility	2,000	—
Current maturities of capital lease obligations	12,567	10,604

Total current liabilities	288,212	264,063

Long term debt, less current maturities	480,441	492,607
Obligations under capital leases	18,881	21,756
Deferred income taxes	11,384	3,464
Other	6,679	7,950

Total non-current liabilities	517,385	525,777

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 45,395,847 and 45,148,230 shares issued and outstanding at August 3, 2003 and February 2, 2003, respectively	454	452
Additional paid-in capital	451,459	448,279
Stockholder receivable	(174)	(342)
Accumulated deficit	(127,870)	(146,207)

Total stockholders’ equity	323,869	302,182

Total liabilities and stockholders’ equity	$1,129,466	$1,092,022

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2003	2002	2003	2002

	(Unaudited)
Net sales	$418,514	$398,306	$795,963	$773,856
Cost of sales	224,812	216,238	427,237	426,658

Gross profit	193,702	182,068	368,726	347,198
Other costs and expenses:
Operating and administrative	158,475	152,565	307,198	294,203
Store closing costs	43	239	136	539
Loss on sale of stores	—	847	—	847
Secondary stock offering costs	—	265	—	265

Operating profit	35,184	28,152	61,392	51,344
Interest expense	13,251	16,240	27,187	33,958
Loss on debt retirement	4,315	6,008	4,315	6,008

Income before income taxes	17,618	5,904	29,890	11,378
Income tax expense	6,804	1,817	11,553	3,911

Net income	$10,814	$4,087	$18,337	$7,467

Basic earnings per share:
Net income	$0.24	$0.10	$0.41	$0.21

Shares used in computing per share amounts	45,216,839	39,826,079	45,182,747	36,099,845

Diluted earnings per share:
Net income	$0.24	$0.10	$0.41	$0.21

Shares used in computing per share amounts	45,499,239	40,138,663	45,274,127	36,178,528

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional
			Paid-in	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balances at February 2, 2003	45,148,230	$452	$448,279	$(342)	$(146,207)	$302,182
Exercise of stock options (unaudited)	246,690	2	2,865	—	—	2,867
Issuances of restricted stock (unaudited)	927	—	13	—	—	13
Tax benefit relating to stock option exercises (unaudited)	—	—	302	—	—	302
Repayment of receivable (unaudited)	—	—	—	168	—	168
Net income (unaudited)	—	—	—	—	18,337	18,337

Balances at August 3, 2003 (unaudited)	45,395,847	$454	$451,459	$(174)	$(127,870)	$323,869

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twenty-six Weeks Ended

	August 3,	August 4,
	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$18,337	$7,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,437	16,122
Amortization of deferred financing costs	2,367	2,799
Amortization of long term debt fair market value adjustment	(307)	—
Amortization of other items	1,900	1,836
Accretion of discount	461	469
Write downs on disposals of property, equipment and other assets	560	427
Tax benefit relating to stock options	302	—
Write off of debt issuance costs	2,268	1,640
Premium paid on early retirement of debt	(350)	(4,368)
Loss on sale of stores	—	847
Proceeds from interest rate swap termination	6,031	—
Deferred income taxes	10,623	3,911
Change in operating assets and liabilities:
Receivables	6,625	(4,374)
Inventories	(33,943)	(36,854)
Prepaid expenses and other current assets	(2,978)	2,130
Accounts payable	18,687	16,269
Accrued payroll, accrued expenses and other current liabilities	(1,204)	(5,298)
Other operating activities	676	3,013

Net cash provided by operating activities	45,492	6,036

Cash flows from investing activities:
Capital expenditures	(4,802)	(3,617)
Proceeds from sale of property and equipment	23	2,186
Proceeds from sale of stores	—	4,217
Other investing activities	(1,689)	(1,936)

Net cash provided by (used in) investing activities	(6,468)	850

Cash flows from financing activities:
Borrowings under Senior Credit Facility	281,000	191,000
Payments under Senior Credit Facility	(283,000)	(198,000)
Issuance of common stock in public offering	—	82,540
Underwriters’ discount and other financing costs	—	(4,398)
Retirement of 11% Senior Subordinated Notes	(9,547)	(71,703)
Payment of debt issuance costs	(4,047)	(937)
Payments on capital lease obligations	(5,814)	(5,184)
Loan to stockholder	—	(125)
Recovery of stockholder receivable	168	274
Proceeds from exercise of stock options	2,867	133
Other financing activities	(146)	(51)

Net cash used in financing activities	(18,519)	(6,451)

Net increase in cash and cash equivalents	20,505	435
Cash and cash equivalents, beginning of period	15,519	16,084

Cash and cash equivalents, end of period	$36,024	$16,519

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-six Weeks Ended August 3, 2003

      CSK Auto Corporation is a holding company. At August 3, 2003, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us”, or “our”.

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At August 3, 2003, we operated 1,108 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Basis of Presentation

      We prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and accordingly did not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position and the results of our operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 2, 2003, as included in our Annual Report on Form 10-K filed with the SEC on May 7, 2003.

      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. This has no impact on previously reported financial position, results of operations or cash flows.

Note 2 — Change in Accounting Principle

      In March 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on certain matters discussed in EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 states that allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, to be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred. During the first quarter of fiscal 2003, we adopted the provisions of EITF 02-16 and implemented a policy of considering all cooperative advertising arrangements to be a reduction of product costs, unless we are specifically required to substantiate advertising costs incurred to the vendor and do so in the normal course of business.

      In the thirteen and twenty-six weeks ended August 4, 2002, vendor allowances totaling approximately $2.1 million and $7.8 million were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16. The

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table adjusts the amounts reported for cost of sales, gross margin and operating and administrative expenses from the first half of fiscal 2002 to be comparable with current requirements of EITF 02-16:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2002		August 4, 2002

		Adjusted for		Adjusted for
	As Reported	EITF 02-16	As Reported	EITF 02-16

	($ in thousands)
Cost of sales	216,238	214,173	426,658	418,825
Cost of sales, percent to sales	54.3%	53.8%	55.1%	54.1%
Gross profit	182,068	184,133	347,198	355,031
Gross profit, percent to sales	45.7%	46.2%	44.9%	45.9%
Operating and administrative expense	152,565	154,630	294,203	302,036
Operating and administrative expense, percent to sales	38.3%	38.8%	38.0%	39.0%

      The change in accounting principle had no impact on cash flow. We do not expect EITF 02-16 to have a material impact on net income for the remaining quarters of fiscal 2003.

      In April 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 addresses, among other things, the reporting of debt extinguishments. We adopted SFAS No. 145 on February 3, 2003. Consistent with SFAS No. 145, any gain or loss on extinguishment of debt that previously would have been classified as an extraordinary item and does not meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item shall be presented as an ordinary item before the provision for income taxes. Under SFAS No. 145, prior periods must be reclassified to be comparable. Accordingly, for the second quarter and first half of fiscal 2003 and 2002, we presented losses on debt retirement of $4.3 million and $6.0 million, respectively, as a separate line in our consolidated statements of operations as a component of income before income taxes.

Note 3 — Recent Accounting Pronouncements

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

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. We do not anticipate that the adoption of this standard will have an impact on our financial statements.

Note 4 — Inventories

      Inventories are valued at the lower of cost or market, our cost being determined utilizing the LIFO method. Our inventory levels have been generally consistent in recent years and thus, under LIFO, costs of sales reflect the costs of the most currently purchased inventories. Inventory carrying values for financial statement purposes, on the other hand, reflect the costs relating to prices paid in prior years under the LIFO method. Our costs of acquiring inventories have been decreasing in recent years as our increased size and cash flows have enabled us to take advantage of volume discounts and lower product acquisition costs. Accordingly, it costs us less money to replace inventory today than the LIFO balances carried for similar inventory reflected in our financial statements. As a result of the LIFO method of accounting for inventory and the ability to obtain product at lower acquisition costs, we recorded reductions to cost of goods sold of $2.0 million and $4.0 million for the thirteen weeks ending August 3, 2003 and August 4, 2002, and $10.3 million and $11.3 million for the twenty-six weeks ending August 3, 2003 and August 4, 2002, respectively.

      The replacement cost of inventories approximated $568.6 million and $545.0 million at August 3, 2003 and February 2, 2003, respectively, as compared to financial statement carrying values of $684.7 million and $650.8 million. While carrying balances are higher than replacement costs, such carrying balances are not higher than the net realizable value amount (“NRV”) we expect to earn by selling the inventory through our retail stores in the normal course of business. We evaluate the difference between carrying balances and NRV of our inventories before each balance sheet reporting date. If our evaluation were to indicate that carrying values exceed the NRV of the inventories, the carrying balances of the inventory would be reduced to NRV, with a corresponding charge to operations.

Note 5 — Store Closing Costs

      We provide an allowance for estimated costs and losses to be incurred in connection with store closures. On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability and cash flow, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required projections, it is designated for closure. As a result of our acquisitions over the last several years, we have closed numerous locations primarily as a result of store overlap with previously existing store locations.

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Prior to the adoption of SFAS No. 146 on January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. No provision was made for employee termination costs. For stores to be relocated, such costs were recognized when an agreement for the new

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

location was reached with a landlord and site plans met preliminary municipal approvals. During the period that they remained open for business, the rent and other operating expenses for the stores to be closed continued to be reflected in normal operating expenses.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We did not incur any new liability related to a store closure during the first half of fiscal 2003.

      As of August 3, 2003, we had a total of 196 store locations included in the allowance for store closing costs. Of this total, 35 locations were vacant, 160 locations were subleased and one location was identified for closure but remained open. In addition to these stores, we had 59 service centers of which 3 were vacant and 56 were subleased. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through January 2018. As of August 3, 2003, we have one store accrued during the 2002 fiscal plan year that remained open and was identified for closure prior to our implementation of SFAS No. 146.

      Activity in the reserve for store closings and the related store closing costs for the first half of fiscal 2003 is as follows ($ in thousands):

Balance, beginning of year	$4,422
Expense:
Revisions in estimates	136
Payments:
Rent expense, net of sublease recoveries	(1,826)
Occupancy and other expenses	(478)
Sublease commissions and buyouts	(409)

Total payments	(2,713)

Balance as of August 3, 2003	$1,845

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Debt

      Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	August 3,	February 2,
	2003	2003

Senior credit facility — term loan	$200,000	$170,000
Senior credit facility — revolving credit commitment	—	32,000
12% Senior Notes	280,000	280,000
Unamortized discount on 12% Senior Notes	(3,283)	(3,744)
11% Senior Subordinated Notes	—	9,547

	476,717	487,803
Fair market value adjustment on $100.0 million of 12% Senior Notes (SFAS No. 133 hedge accounting adjustment)	5,724	4,804

Total debt	482,441	492,607
Current maturities	(2,000)	—

Total long term debt	$480,441	$492,607

      In June 2003, we replaced our $300.0 million credit facility with a new $325.0 million senior collateralized, asset based credit facility consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. As of August 3, 2003, there were no borrowings under the revolving credit facility. The new term loan is to be repaid in twelve installments consisting of ten $1.0 million dollar payments made semi-annually beginning in December 2003. The last two payments are for $95.0 million each in December 2008 and at maturity, June 2009. The revolving credit facility matures in June 2008. The maturity dates on our $280.0 million 12% Senior Notes must be extended by CSK Auto, Inc. prior to February 15, 2006 or the entire credit facility will be due and payable on February 15, 2006. Interest accrues under the new credit facility based on our borrowing decisions at a variable rate, which is a function of the spread over the Base rate (as defined in the agreement) or the Eurodollar rate (as defined in the agreement). The new credit facility carries interest rate spreads that are 0.50% to 0.75% lower than our prior facility. As of August 3, 2003, we were in compliance with the financial covenants and we anticipate meeting all required covenants under the new credit facility during the remainder of fiscal 2003.

      At the time of the June 2003 refinancing, we applied the provisions of EITF 98-14 “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements” for the revolving credit portion of the credit facility and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” for the term portion of the credit facility. We expensed $3.8 million of certain unamortized debt issuance costs and certain direct costs associated with the new facility. Our carrying value of deferred debt issuance costs of approximately $4.1 million (as of the transaction date) is being amortized to interest expense over the corresponding life of the respective portion of the credit facility.

      We used proceeds from our new credit facility to redeem the remaining $9.5 million in aggregate principal amount of CSK Auto, Inc.’s 11% Senior Subordinated Notes, including accrued and unpaid interest associated therewith. In connection with this redemption, we paid $0.3 million of early redemption premium and expensed $0.2 million of unamortized deferred debt issuance costs. These costs, along with the $3.8 million in costs disclosed in the paragraph above, are reflected as a loss on debt retirement in the accompanying consolidated statement of operations.

      During February 2002, we entered into an interest rate swap agreement which converted the interest rate payment obligation on $100.0 million of our 12% Senior Notes to a floating rate in order to hedge the fair value of such notes against potential movements in market interest rates. On June 5, 2003, we terminated the

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

swap agreement and received in consideration thereof the sum of $6.0 million, which represents the fair market value of the swap agreement on that date. This fair market value adjustment is currently reflected on our consolidated balance sheet as part of our long term debt. This amount will be amortized as an offset to interest expense through the maturity date of the 12% Senior Notes (June 15, 2006).

Note 7 — Earnings Per Share

      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002

Numerator for basic EPS:
Net income	$10,814	$4,087	$18,337	$7,467

Denominator for basic EPS:
Weighted average shares outstanding (basic)	45,217	39,826	45,183	36,100

Numerator for diluted EPS:
Net income	$10,814	$4,087	$18,337	$7,467

Denominator for diluted EPS:
Weighted average shares outstanding (diluted)	45,217	39,826	45,183	36,100
Effect of dilutive stock options	282	313	91	79

Weighted average shares outstanding (diluted)	45,499	40,139	45,274	36,179

Shares excluded as a result of anti-dilution:
Stock options	652	695	2,056	2,156
Conversion of convertible subordinated debentures	—	959	—	3,370

Total shares excluded	652	1,654	2,056	5,526

Note 8 — Stock Based Compensation

      We have stock-based employee compensation plans which are described further in Note 12 of the Notes to Consolidated Financial Statements in our 2002 Annual Report on Form 10-K filed with the SEC on May 7, 2003. We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and the related interpretations, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. SFAS No. 123, “Accounting for Stock-based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, requires that companies which do not elect to account for stock-based compensation as prescribed by this statement disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If we applied the recognition provisions of SFAS No. 123 using the Black-Scholes option-pricing model, the resulting pro forma net income available to common shareholders, and pro forma net income available to common shareholders per share would be as follows (in thousands, except per share data):

	Thirteen Weeks		Twenty-six Weeks
	Ended		Ended

	August 3,	August 4,	August 3,	August 4,
	2003	2002	2003	2002

Net income — as reported	$10,814	$4,087	$18,337	$7,467
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(157)	(414)	(402)	(2,702)

Net income — pro forma	$10,657	$3,673	$17,935	$4,765

Earnings per share — basic:
As reported	$0.24	$0.10	$0.41	$0.21
Pro forma	$0.24	$0.09	$0.40	$0.13
Earnings per share — diluted:
As reported	$0.24	$0.10	$0.41	$0.21
Pro forma	$0.23	$0.09	$0.40	$0.13

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      In March 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on certain matters discussed in EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 states that allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, to be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred. During the first quarter of fiscal 2003, we adopted the provisions of EITF 02-16 and implemented a policy of considering all cooperative advertising arrangements to be a reduction of product costs, unless we are specifically required to substantiate advertising costs incurred to the vendor and do so in the normal course of business.

      In the thirteen and twenty-six weeks ended August 4, 2002, vendor allowances totaling approximately $2.1 million and $7.8 million were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16. The following table adjusts the amounts reported for cost of sales, gross margin and operating and administrative expenses from the first half of fiscal 2002 to be comparable with current requirements of EITF 02-16:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2002		August 4, 2002

		Adjusted for		Adjusted for
	As Reported	EITF 02-16	As Reported	EITF 02-16

	($ in thousands)
Cost of sales	216,238	214,173	426,658	418,825
Cost of sales, percent to sales	54.3%	53.8%	55.1%	54.1%
Gross profit	182,068	184,133	347,198	355,031
Gross profit, percent to sales	45.7%	46.2%	44.9%	45.9%
Operating and administrative expense	152,565	154,630	294,203	302,036
Operating and administrative expense, percent to sales	38.3%	38.8%	38.0%	39.0%

      The change in accounting principle had no impact on cash flow. We do not expect EITF 02-16 to have a material impact on net income for the remaining quarters of fiscal 2003.

      In April 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 addresses, among other things, the reporting of debt extinguishments. We adopted SFAS No. 145 on February 3, 2003. Consistent with SFAS No. 145, any gain or loss on extinguishment of debt that previously would have been classified as an extraordinary item and does not meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item shall be presented as an ordinary item before the provision for income taxes. Under SFAS No. 145, prior periods must be reclassified to be comparable. Accordingly, for the second quarter and first half of fiscal 2003 and 2002, we presented losses on debt retirement of $4.3 million and $6.0 million, respectively as a separate line in our consolidated statements of operations as a component of income before income taxes.

Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.7	54.3	53.7	55.1

Gross profit	46.3	45.7	46.3	44.9
Operating and administrative	37.9	38.3	38.6	38.1
Store closing costs	—	0.1	—	0.1
Loss on sale of stores	—	0.2	—	0.1
Secondary stock offering costs	—	—	—	—

Operating profit	8.4	7.1	7.7	6.6
Interest expense	3.2	4.1	3.4	4.4
Loss on debt retirement	1.0	1.5	0.5	0.7

Income before income taxes	4.2	1.5	3.8	1.5
Income tax expense	1.6	0.5	1.5	0.5

Net income	2.6%	1.0%	2.3%	1.0%

Thirteen Weeks Ended August 3, 2003 Compared to Thirteen Weeks Ended August 4, 2002

      Net sales for the thirteen weeks ended August 3, 2003 (the “second quarter of fiscal 2003”) increased 5.1% to $418.5 million from $398.3 million for the thirteen weeks ended August 4, 2002 (the “second quarter of fiscal 2002”). Same store sales increased 6%. The sales growth is driven by the continued refinement of our inventory mix (including the addition of performance products, garage maintenance items and specialty auto related items) and additional promotional activity. In addition, during the quarter we implemented our Free Automotive Systems Test (“FAST”), which allows customers to utilize diagnostic equipment that reads their vehicle’s on-board computer and enables our store associates to provide the customer with the right part the first time, reducing returns and improving customer service.

      Gross profit was $193.7 million, or 46.3% of net sales, for the second quarter of fiscal 2003 as compared to $182.1 million, or 45.7% of net sales, for the second quarter of fiscal 2002. Gross profit increased during the second quarter of fiscal 2003 primarily as a result the implementation of EITF 02-16 as previously discussed.

      Operating and administrative expenses were $158.5 million in the second quarter of fiscal 2003, compared to $152.6 million in the same quarter of fiscal 2002. The impact of EITF 02-16, as previously discussed, accounted for approximately $2.1 million of the increase. As a percentage of sales, operating and administrative expenses were 37.9% in the 2003 period, which was lower than the 38.3% in the 2002 period. This reflects our continuing focus on reducing variable costs and the leveraging of our fixed costs over our higher sales levels.

      Interest expense for the second quarter of fiscal 2003 decreased to $13.3 million from $16.2 million in the second quarter of fiscal 2002 as a result of our reduced outstanding debt levels and more favorable terms under our new credit facility.

      Income tax expense for the second quarter of fiscal 2003 was $6.8 million, compared to $1.8 million for the comparable period of fiscal 2002. Our effective tax rate of 38.6% is closer to our statutory rate and higher than the 30.8% rate in the prior year. The effective tax rate for the second quarter of fiscal 2002 benefited from the realization of certain tax credits and the reversal of reserves no longer considered necessary.

      As a result of the above factors, net income increased to $10.8 million, or $0.24 per diluted common share, for the second quarter of fiscal 2003, compared to net income of $4.1 million, or $0.10 per diluted common share, for the second quarter of fiscal 2002.

Twenty-six Weeks Ended August 3, 2003 Compared to Twenty-six Weeks Ended August 4, 2002

      Net sales for the twenty-six weeks ended August 3, 2003 (the “first half of fiscal 2003”) increased 2.9% to $796.0 million from $773.9 million for the twenty-six weeks ended August 4, 2002 (the “first half of fiscal 2002”). Same store sales increased 4%. The sales growth is driven by the continued refinement of our inventory mix (including the addition of performance products, garage maintenance items and specialty auto related items), the implementation of our FAST program and additional promotional activity.

      Gross profit was $368.7 million, or 46.3% of net sales, for the first half of fiscal 2003 as compared to $347.2 million, or 44.9% of net sales, for the first half of fiscal 2002. Gross profit increased during the first half of fiscal 2003 as a result of: (1) an increased emphasis on reducing inventory acquisition costs and increasing our ability to take advantage of available vendor allowances; (2) the reduction of cost of sales resulting from the implementation of EITF 02-16 as previously discussed; and (3) an increased emphasis on promotional activities and promotional pricing during the first half of fiscal 2002 to attract new and existing customers to our stores, which, however, also resulted in expectedly lower gross profit percentages.

      Operating and administrative expenses were higher in the first half of fiscal 2003, in both dollars and as a percentage of sales, compared to the same period of fiscal 2002. Expenses in fiscal 2002 were $7.8 million lower than in fiscal 2003 due to the impact of EITF 02-16 as previously discussed. Adjusting for this impact, fiscal 2003 operating and administrative expenses were 38.6% of net sales versus 39.0% of net sales in fiscal 2002. This reflects our continuing focus on reducing variable costs and the leveraging of our fixed costs over our higher sales levels.

      Interest expense for the first half of fiscal 2003 decreased to $27.2 million from $34.0 million in the first half of fiscal 2002 as a result of our reduced outstanding debt levels and more favorable terms under our new credit facility.

      Income tax expense for the first half of fiscal 2003 was $11.6 million, compared to $3.9 million for the comparable period of fiscal 2002. Our effective tax rate of 38.6% is closer to our statutory rate and higher than our 34.4% rate in the prior year. The effective tax rate for the first half of fiscal 2002 benefited from the realization of certain tax credits and the reversal of reserves no longer considered necessary.

      As a result of the above factors, net income increased to $18.3 million, or $0.41 per diluted common share, for the first half of fiscal 2003, compared to net income of $7.5 million, or $0.21 per diluted common share, for the first half of fiscal 2002.

Liquidity and Capital Resources

Recent Transactions

      In June 2003, we replaced our $300.0 million credit facility with a new $325.0 million senior collateralized, asset based credit facility consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. As of August 3, 2003, there were no borrowings under the revolving credit facility. The new term loan is to be repaid in twelve installments consisting of ten $1.0 million dollar payments made semiannually beginning in December 2003. The last two payments are for $95.0 million each in December 2008 and at maturity, June 2009. The revolving credit facility matures in June 2008. The maturity dates on our existing $280.0 million 12% Senior Notes must be extended by CSK Auto, Inc. prior to February 15, 2006 or the entire new $325.0 million credit facility will be due and payable on February 15, 2006. Interest accrues under the new credit facility at a variable rate based on our borrowing decisions, which is a function of the spread over the Base rate (as defined in the agreement) or the Eurodollar rate (as defined in the agreement).

The new credit facility carries interest rate spreads that are 0.50% to 0.75% lower than our prior facility. As of August 3, 2003, we were in compliance with the financial covenants and we anticipate meeting all required covenants under the new credit facility during the remainder of fiscal 2003.

      At the time of the June 2003 refinancing, we applied the provisions of EITF 98-14 “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements” for the revolving credit portion of the credit facility and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” for the term portion of the credit facility. We expensed $3.8 million of certain unamortized debt issuance costs and certain direct costs associated with the new facility. Our carrying value of deferred debt issuance costs of approximately $4.1 million (as of the transaction date) is being amortized to interest expense over the corresponding life of the respective portion of the credit facility.

      We used proceeds from our new credit facility to redeem the remaining $9.5 million in aggregate principal amount of CSK Auto, Inc.’s 11% Senior Subordinated Notes, including accrued and unpaid interest associated therewith. In connection with this redemption, we paid $0.3 million of early redemption premium and expensed $0.2 million of unamortized deferred debt issuance costs. These costs, along with the $3.8 million in costs disclosed in the paragraph above, are reflected as a loss on debt retirement in the accompanying consolidated statement of operations.

      During February 2002, we entered into an interest rate swap agreement which converted the interest rate payment obligation on $100.0 million of our 12% Senior Notes to a floating rate in order to hedge the fair value of such notes against potential movements in market interest rates. On June 5, 2003, we terminated the swap agreement and received in consideration thereof the sum of $6.0 million, which represents the fair market value of the swap agreement on that date. This fair market value adjustment is currently reflected on our consolidated balance sheet as part of our long term debt. This amount will be amortized as an offset to interest expense through the maturity date of the 12% Senior Notes (June 15, 2006). See Note 6 to the Consolidated Financial Statements.

      During September 2003, entities associated with or organized by Investcorp, S.A., one of the Company’s principal stockholders, sold 3.0 million shares of CSK Auto Corporation common stock. We did not receive any proceeds from the sale of such stock nor did this transaction result in share dilution. In addition, the expenses incurred by us related to this transaction were not significant.

Overview of Liquidity

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. We intend to finance our cash requirements with cash flows from operating activities, borrowings under our new senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases.

      We lease our office and warehouse facilities, all but one of our retail stores, and a majority of our equipment. Substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. These leases generally require minimal initial cash outlay and we anticipate using such leases for new store locations in the near future. Other than payment obligations under our new credit facility, there are no material changes to the financial commitment schedules disclosed in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 2, 2003, filed with the SEC on May 7, 2003.

      As of August 3, 2003, we had total liquidity (cash plus availability under our new revolving credit facility) of approximately $140.0 million, an increase of $69.8 million compared to February 2, 2003. There was no outstanding balance on our revolving credit facility as of August 3, 2003; however, our availability was reduced by $21.0 million for outstanding letters of credit. The following table outlines our liquidity ($ in thousands):

	August 3,	February 2,
	2003	2003

Cash	$36,024	$15,519
Availability under revolving line of credit	104,014	54,698

Total liquidity	$140,038	$70,217

      Our liquidity improved due to: (1) increased cash ($20.5 million) as a result of higher sales and profitability associated with our new product mix and seasonality, as our sales are generally highest in our second quarter; (2) our pay-down of our revolving credit facility and corresponding $30 million increase of the term loan under our new credit facility; and (3) at February 3, 2003 our borrowing capacity was $24.5 million lower due to borrowing base restrictions under our prior credit facility.

Analysis of Cash Flows

      During the first half of fiscal 2003, net cash provided by operating activities was $45.5 million compared to $6.0 million of cash provided by operating activities during the first half of fiscal 2002. The most significant components of the change relate to: (1) higher net income, primarily the result of higher gross profits, the reduction of variable costs and improved product mix; (2) a cash inflow during the first half of fiscal 2003 of $6.0 million associated with the termination of our interest rate swap agreement; (3) a $6.6 million reduction in accounts receivables during the 2003 period versus a $4.3 million increase in accounts receivables during the 2002 period; and (4) a decrease in cash used to support working capital requirements as extended accounts payable terms provided greater payable balances relative to inventory level increases in the first half of fiscal 2003.

      Net cash used in investing activities totaled $6.5 million for the first half of fiscal 2003, compared to $0.9 million of net cash provided by investing activities during the first half of fiscal 2002. The use of cash was less in fiscal 2002 due to $2.2 million in proceeds from certain fixed asset sales and $4.2 million in cash proceeds from the sale of certain stores in Texas.

      Net cash used in financing activities totaled $18.5 million for the first half of fiscal 2003 compared to $6.5 million during the first half of fiscal 2002. During fiscal 2002, we completed a secondary stock offering and used proceeds from the offering to retire a significant portion of our 11% Senior Subordinated Notes. The result of these transactions was a net cash inflow of $6.4 million. In connection with our new credit facility, we redeemed the remaining $9.5 million of our 11% Senior Subordinated Notes. Also in connection with the replacement of our prior facility with the new facility, we paid $3.1 million more in debt issuance costs in fiscal 2003 than in fiscal 2002.

Store Closures

      We provide an allowance for estimated costs and losses to be incurred in connection with store closures. On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability and cash flow, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required projections, it is designated for closure. As a result of our acquisitions over the last several years, we have closed numerous locations primarily as a result of store overlap with previously existing store locations.

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Prior to the adoption of SFAS No. 146 on

January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. No provision was made for employee termination costs. For stores to be relocated, such costs were recognized when an agreement for the new location was reached with a landlord and site plans met preliminary municipal approvals. During the period that they remained open for business, the rent and other operating expenses for the stores to be closed continued to be reflected in normal operating expenses.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We did not incur any new liability related to a store closure during the first half of fiscal 2003.

      As of August 3, 2003, we had a total of 196 store locations included in the allowance for store closing costs. Of this total, 35 locations were vacant, 160 locations were subleased and one location was identified for closure but remained open. In addition to these stores, we had 59 service centers of which 3 were vacant and 56 were subleased. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through January 2018. As of August 3, 2003, we have one store accrued during the 2002 fiscal plan year that remained open and was identified for closure prior to our implementation of SFAS No. 146.

      Activity in the reserve for store closings and the related store closing costs for the first half of fiscal 2003 is as follows ($ in thousands):

Balance, beginning of year	$4,422
Expense:
Revisions in estimates	136
Payments:
Rent expense, net of sublease recoveries	(1,826)
Occupancy and other expenses	(478)
Sublease commissions and buyouts	(409)

Total payments	(2,713)

Balance as of August 3, 2003.	$1,845

Factors Affecting Liquidity and Capital Resources

Sales Trends

      Our same store sales increased 4% during the first half of fiscal 2003 and we expect mid-single digit growth rates to continue for the remainder of fiscal 2003. However, any unusual weather conditions, competitive pressures, or other adverse changes to our business or the economy in general could materially affect our financial position, results of operations, or cash flows.

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

      Our new credit agreement contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum current asset coverage ratio. As of August 3, 2003, we were in compliance with our financial covenants and we anticipate meeting all required covenants under our existing credit facility during the remainder of fiscal 2003.

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

      Moody’s Investors Service assigned a Ba3 rating to our new $325.0 million secured bank facilities.

Interest Rates

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt is sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit facility, which is primarily vulnerable to movements in the LIBOR rate.

      At August 3, 2003, 39% of our outstanding debt (including capital leases and excluding our debt fair market value adjustment) was at variable interest rates and 61% of our outstanding debt was at fixed interest rates. With $200.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $2.0 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

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

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. We do not anticipate that the adoption of this standard will have an impact on our financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      See “Factors Affecting Liquidity and Capital Resources” above.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 3, 2003, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

      During the fiscal quarter ended August 3, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      NONE

Item 2.	Changes in Securities and Use of Proceeds

      NONE

Item 3.	Defaults upon Senior Securities

      NONE

Item 4.	Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on June 11, 2003. The following are the results of certain matters voted upon at the meeting:

I. Stockholders elected eight directors to serve until the 2004 Annual Meeting of the Stockholders. The stockholders voted as follows:

Directors	Vote for	Withheld

Maynard L. Jenkins Jr.	42,724,929	135,938
James G. Bazlen	42,718,805	142,062
James O. Egan	42,715,470	145,397
Morton Godlas	42,714,870	145,997
Terilyn A. Henderson	42,713,470	147,397
Charles K. Marquis	42,725,170	135,697
Simon Moore	42,715,270	145,597
Christopher J. Stadler	42,725,170	135,697

      There were no votes against or broker non-votes with respect to the election of directors.

II. Stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending February 1, 2004. The stockholders voted as follows:

For: 42,774,588 Against: 60,103 Abstain: 29,611 Broker non-vote: 0

III. Stockholders approved the adoption of the 2003 Executive Incentive Program covering certain senior executives. The stockholders voted as follows:

For: 30,504,303 Against: 591,543 Abstain: 6,591 Broker non-vote: 11,761,865

Item 5.	Other Information

      NONE

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3	.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03		Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.02		Indenture dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schucks Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4	.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05		Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4	.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.06		ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
4	.06.1	Termination Agreement executed as of June 5, 2003 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., which terminates the ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc.
4.07		Credit Agreement, dated as of June 20, 2003, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, Bank of America, N.A. and US Bank, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed June 25, 2003.
4	.07.1	Guarantee and Collateral Agreement executed as of June 20, 2003 made by CSK Auto Corporation, CSK Auto, Inc., and certain of its Subsidiaries and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed June 25, 2003.
10.01		Amendment to employment agreement between James Bazlen and CSK Auto, Inc., dated June 11, 2003.

31.01	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.
31.02	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.
32.01	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)     Reports on Form 8-K:

      On June 4, 2003 we furnished a press release on form 8-K to report under item 12 thereof, the reporting of our operating results for the first quarter of fiscal 2003.

      On June 25, 2003, we furnished a press release on form 8-K announcing that CSK Auto, Inc., our wholly owned subsidiary, had entered into a new $325.0 million credit facility.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK AUTO CORPORATION

By:	/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer

Dated: September 16, 2003

Exhibit Index

Exhibit
Number		Description

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3	.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03		Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.02		Indenture dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schucks Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4	.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05		Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4	.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.06		ISDA master agreement executed as of March 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
4	.06.1	Termination Agreement executed as of June 5, 2003 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., which terminates the ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc.
4.07		Credit Agreement, dated as of June 20, 2003, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, Bank of America, N.A. and US Bank, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed June 25, 2003.
4	.07.1	Guarantee and Collateral Agreement executed as of June 20, 2003 made by CSK Auto Corporation, CSK Auto, Inc., and certain of its Subsidiaries and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed June 25, 2003.
10.01		Amendment to employment agreement between James Bazlen and CSK Auto, Inc., dated June 11, 2003.
31.01		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.
31.02		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.
32.01		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.