Form 10-Q
period 2003-11-02
CSK AUTO CORP
filed 2003-12-15
CIK 1051848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2003

or

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

Yes ☑          No ☐

      As of December 5, 2003, CSK Auto Corporation had 46,449,795 shares of common stock outstanding.

		Page

PART I — Financial Information
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statement of Stockholders’ Equity	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	21
PART II — Other Information
Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	22
Signature		24

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	November 2,	February 2,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$46,852	$15,519
Receivables, net of allowances of $1,939 and $2,736, respectively	111,105	111,639
Inventories	684,051	650,783
Prepaid expenses and other current assets	19,234	14,871

Total current assets	861,242	792,812

Property and equipment, net	122,507	130,745
Leasehold interests, net	12,684	14,017
Goodwill	127,069	127,069
Other assets, net	20,530	27,379

Total assets	$1,144,032	$1,092,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$154,963	$164,430
Accrued payroll and related expenses	41,199	41,421
Accrued expenses and other current liabilities	54,062	41,602
Deferred income taxes	15,438	6,006
Current maturities of senior credit facility	2,000	—
Current maturities of capital lease obligations	10,641	10,604

Total current liabilities	278,303	264,063

Long term debt, less current maturities	480,182	492,607
Obligations under capital leases	14,286	21,756
Deferred income taxes	13,310	3,464
Other	6,887	7,950

Total non-current liabilities	514,665	525,777

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 46,287,247 and 45,148,230 shares issued and outstanding at November 2, 2003 and February 2, 2003, respectively	463	452
Additional paid-in capital	463,555	448,279
Stockholder receivable	(126)	(342)
Accumulated deficit	(112,828)	(146,207)

Total stockholders’ equity	351,064	302,182

Total liabilities and stockholders’ equity	$1,144,032	$1,092,022

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Net sales	$409,750	$383,045	$1,205,713	$1,156,901
Cost of sales	217,565	202,266	644,802	628,924

Gross profit	192,185	180,779	560,911	527,977
Other costs and expenses:
Operating and administrative	154,886	149,367	462,084	443,570
Store closing costs	203	12	339	551
Loss on sale of stores	—	—	—	847
Secondary stock offering costs	182	—	182	265

Operating profit	36,914	31,400	98,306	82,744
Interest expense	12,396	14,243	39,583	48,201
Loss on debt retirement	—	—	4,315	6,008

Income before income taxes	24,518	17,157	54,408	28,535
Income tax expense	9,476	6,471	21,029	10,382

Net income	$15,042	$10,686	$33,379	$18,153

Basic earnings per share:
Net income	$0.33	$0.24	$0.74	$0.46

Shares used in computing per share amounts	45,826,604	45,154,866	45,396,383	39,129,499

Diluted earnings per share:
Net income	$0.33	$0.24	$0.73	$0.46

Shares used in computing per share amounts	46,238,571	45,313,673	45,619,257	39,236,096

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional
			Paid-in	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balances at February 2, 2003	45,148,230	$452	$448,279	$(342)	$(146,207)	$302,182
Exercise of stock options (unaudited)	1,138,090	11	13,404	—	—	13,415
Issuances of restricted stock (unaudited)	927	—	13	—	—	13
Tax benefit relating to stock option exercises (unaudited)	—	—	1,859	—	—	1,859
Repayment of receivable (unaudited)	—	—	—	216	—	216
Net income (unaudited)	—	—	—	—	33,379	33,379

Balances at November 2, 2003 (unaudited)	46,287,247	$463	$463,555	$(126)	$(112,828)	$351,064

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended

	November 2,	November 3,
	2003	2002

Cash flows from operating activities:
Net income	$33,379	$18,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,999	23,944
Amortization of deferred financing costs	3,201	4,044
Amortization of long term debt fair market value adjustment	(807)	—
Amortization of other items	2,897	2,817
Accretion of discount	702	682
Write downs on disposals of property, equipment and other assets	683	769
Tax benefit relating to stock options	1,859	—
Write off of debt issuance costs	2,268	1,640
Premium paid on early retirement of debt	(350)	(4,368)
Loss on sale of stores	—	847
Proceeds from interest rate swap termination	6,031	—
Deferred income taxes	19,278	10,941
Change in operating assets and liabilities:
Receivables	534	(18,161)
Inventories	(33,268)	(43,487)
Prepaid expenses and other current assets	(4,363)	3,047
Accounts payable	(9,467)	17,813
Accrued payroll, accrued expenses and other current liabilities	12,238	(1,115)
Other operating activities	1,249	3,321

Net cash provided by operating activities	59,063	20,887

Cash flows from investing activities:
Capital expenditures	(10,568)	(5,681)
Proceeds from sale of property and equipment	26	2,188
Proceeds from sale of stores	—	4,217
Other investing activities	(2,568)	(2,699)

Net cash used in investing activities	(13,110)	(1,975)

Cash flows from financing activities:
Borrowings under Senior Credit Facility	291,000	247,000
Payments under Senior Credit Facility	(293,000)	(265,000)
Issuance of common stock in public offering	—	82,540
Underwriters’ discount and other financing costs	—	(4,398)
Retirement of 11% Senior Subordinated Notes	(9,547)	(71,703)
Payment of debt issuance costs	(4,162)	(1,113)
Payments on capital lease obligations	(12,335)	(7,565)
Loan to stockholder	—	(125)
Proceeds from repayment of stockholder receivable	216	334
Proceeds from exercise of stock options	13,415	161
Other financing activities	(207)	43

Net cash used in financing activities	(14,620)	(19,826)

Net increase (decrease) in cash and cash equivalents	31,333	(914)
Cash and cash equivalents, beginning of period	15,519	16,084

Cash and cash equivalents, end of period	$46,852	$15,170

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-Nine Weeks Ended November 2, 2003

      CSK Auto Corporation is a holding company. At November 2, 2003, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us”, or “our”.

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At November 2, 2003, we operated 1,108 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

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

Note 2 — Change in Accounting Principle

      In March 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on certain matters discussed in EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 states that allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable, and incremental to be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred. During the first quarter of fiscal 2003, we adopted the provisions of EITF 02-16 and implemented a policy of considering all cooperative advertising arrangements and other vendor allowances to be a reduction of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Thirteen and Thirty-Nine Weeks Ended November 2, 2003

      In the thirteen and thirty-nine weeks ended November 3, 2002, vendor allowances totaling approximately $2.4 million and $10.2 million, respectively, were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16. The following table adjusts the amounts reported for cost of sales, gross margin and operating and administrative expenses from the thirteen and thirty-nine weeks ended November 3, 2002 to be comparable with current requirements of EITF 02-16:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2002		November 3, 2002

		Adjusted for		Adjusted for
	As Reported	EITF 02-16	As Reported	EITF 02-16

	($ in thousands)
Cost of sales	202,266	199,857	628,924	618,682
Cost of sales, percent to sales	52.8%	52.2%	54.4%	53.5%
Gross profit	180,779	183,188	527,977	538,219
Gross profit, percent to sales	47.2%	47.8%	45.6%	46.5%
Operating and administrative expense	149,367	151,776	443,570	453,812
Operating and administrative expense, percent to sales	39.0%	39.6%	38.3%	39.2%

      The change in accounting principle had no impact on cash flow. We do not expect EITF 02-16 to have a material impact on our net income for the remainder of fiscal 2003.

      In April 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 addresses, among other things, the reporting of debt extinguishments. We adopted SFAS No. 145 on February 3, 2003. Consistent with SFAS No. 145, any gain or loss on extinguishment of debt that previously would have been classified as an extraordinary item and does not meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item shall be presented as an ordinary item before the provision for income taxes. Under SFAS No. 145, prior periods must be reclassified to be comparable. Accordingly, for the thirty-nine weeks of fiscal 2003 and 2002, we presented losses on debt retirement of $4.3 million and $6.0 million, respectively, as a separate line in our consolidated statements of operations as a component of income before income taxes.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Thirteen and Thirty-Nine Weeks Ended November 2, 2003

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on our financial statements.

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

Note 4 — Inventories

      Inventories are valued at the lower of cost or market, our cost being determined utilizing the LIFO method. Our inventory levels have been generally consistent in recent years and thus, under LIFO, costs of sales reflect the costs of the most currently purchased inventories. Inventory carrying values for financial statement purposes, on the other hand, reflect the costs relating to prices paid in prior years under the LIFO method. Our costs of acquiring inventories have been decreasing in recent years as our increased size and cash flows have enabled us to take advantage of volume discounts and lower product acquisition costs. Accordingly, it costs us less money to replace inventory today than the LIFO balances carried for similar inventory reflected in our financial statements. As a result of the LIFO method of accounting for inventory and the general ability to obtain product at lower acquisition costs, we recorded reductions to cost of goods sold of $3.4 million for the thirteen weeks ended November 2, 2003 and no LIFO adjustment for the thirteen weeks ended November 3, 2002, and $13.7 million and $11.3 million for the thirty-nine weeks ended November 2, 2003 and November 3, 2002, respectively.

      The replacement cost of inventories approximated $564.5 million and $545.0 million at November 2, 2003 and February 2, 2003, respectively, as compared to financial statement carrying values of $684.1 million and $650.8 million. While carrying balances are higher than replacement costs, such carrying balances are not higher than the net realizable value (“NRV”) we expect to receive by selling the inventory through our retail stores in the normal course of business. We evaluate the difference between carrying balances and NRV of our inventories before each balance sheet reporting date. If our evaluation were to indicate that carrying values exceed the NRV of the inventories, the carrying balances of the inventory would be reduced to NRV, with a corresponding charge to operations.

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

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable and actual sublease

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Thirteen and Thirty-Nine Weeks Ended November 2, 2003

recoveries); (2) estimated lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store estimated vacancy periods. Prior to the adoption of SFAS No. 146 on January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. No provision was made for employee termination costs. For stores to be relocated, such costs were recognized when an agreement for the new location was reached with a landlord and site plans met preliminary municipal approvals. During the period that they remained open for business, the rent and other operating expenses for the stores to be closed continued to be reflected in normal operating expenses.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. We have applied SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002 as required. During the third quarter of fiscal 2003, we incurred $0.2 million in charges under SFAS No. 146 associated with the closure of four stores with lease terms through May 2005. We anticipate total cash outflows relating to these stores of $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.

      As of November 2, 2003, we had a total of 192 store locations included in the allowance for store closing costs. Of this total, 31 locations were vacant, 160 locations were subleased and one location was identified for closure but remained open. In addition to these stores, we had 58 service centers of which 4 were vacant and 54 were subleased. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through January 2018. As of November 2, 2003, we have one store accrued during the fiscal 2002 plan year that remained open and was identified for closure prior to our implementation of SFAS No. 146.

      Activity in the provision for store closings and the related store closing costs for the thirty-nine weeks of fiscal 2003 is as follows ($ in thousands):

Balance, beginning of year	$4,422
Expense:
Store closing costs	189
Revisions in estimates	150

Total expense	339
Payments:
Rent expense, net of sublease recoveries	(2,600)
Occupancy and other expenses	(681)
Sublease commissions and buyouts	(451)

Total payments	(3,732)
Balance as of November 2, 2003	$1,029

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Thirteen and Thirty-Nine Weeks Ended November 2, 2003

Note 6 — Debt

      Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	November 2,	February 2,
	2003	2003

Senior credit facility — term loan	$200,000	$170,000
Senior credit facility — revolving credit commitment	—	32,000
12% Senior Notes	280,000	280,000
Unamortized discount on 12% Senior Notes	(3,042)	(3,744)
11% Senior Subordinated Notes	—	9,547

Notes and Loans, including current maturities	476,958	487,803
Fair market value adjustment of $100.0 million of 12% Senior Notes (SFAS No. 133 hedge accounting adjustment)	5,224	4,804

Total debt	482,182	492,607
Current maturities	(2,000)	—

Total long term debt	$480,182	$492,607

      In June 2003, we replaced our $300.0 million credit facility with a new $325.0 million senior collateralized, asset based credit facility consisting of a $200.0 million term loan and a $125.0 million revolving credit commitment. As of November 2, 2003, there were no borrowings under the revolving credit commitment. The new term loan is to be repaid in twelve installments consisting of ten $1.0 million dollar payments made semiannually beginning in December 2003. The last two payments are for $95.0 million each in December 2008 and at maturity, June 2009. The revolving credit facility matures in June 2008. The maturity date on our $280.0 million 12% Senior Notes due June 15, 2006 must be refinanced or extended prior to February 15, 2006, or the entire credit facility will be due and payable on February 15, 2006. Interest accrues under the new credit facility at a variable rate, which is a function of the spread over the Alternate Base Rate (as defined in the agreement) or the Eurodollar Rate (as defined in the agreement) depending on our borrowing decisions. As of November 2, 2003, we were in compliance with the financial covenants and we anticipate meeting all required covenants under our credit facility during the remainder of fiscal 2003.

      In June 2003, we applied the provisions of EITF 98-14 “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements” for the revolving credit portion of the credit facility and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” for the term portion of the credit facility. We expensed $3.8 million of certain unamortized debt issuance costs and certain direct costs associated with the new facility. Our carrying value of deferred debt issuance costs of approximately $4.1 million (as of the transaction date) is being amortized to interest expense over the corresponding life of the respective portion of the credit facility.

      We used proceeds from our new credit facility to redeem the remaining $9.5 million in aggregate principal amount of CSK Auto, Inc.’s 11% Senior Subordinated Notes, including accrued and unpaid interest associated therewith. In connection with this redemption, we paid $0.3 million in early redemption premiums and expensed $0.2 million of unamortized deferred debt issuance costs. These costs, along with the $3.8 million in costs disclosed in the paragraph above, are reflected as a loss on debt retirement in the accompanying consolidated statement of operations.

      During February 2002, we entered into an interest rate swap agreement which converted the interest rate payment obligation on $100.0 million of our 12% Senior Notes to a floating rate in order to hedge the fair value of such notes against potential movements in market interest rates. On June 5, 2003, we terminated the

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Thirteen and Thirty-Nine Weeks Ended November 2, 2003

swap agreement and received in consideration thereof the sum of $6.0 million, which represents the fair market value of the swap agreement on that date. This fair market value adjustment is currently reflected on our consolidated balance sheet as part of our long-term debt. This amount will be amortized as an offset to interest expense through the maturity date of the 12% Senior Notes (June 15, 2006).

Note 7 — Earnings Per Share

      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Numerator for basic EPS:
Net income	$15,042	$10,686	$33,379	$18,153

Denominator for basic EPS:
Weighted average shares outstanding (basic)	45,827	45,155	45,396	39,129

Numerator for diluted EPS:
Net income	$15,042	$10,686	$33,379	$18,153

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	45,827	45,155	45,396	39,129
Effect of dilutive stock options	412	159	223	107

Weighted average shares outstanding (diluted)	46,239	45,314	45,619	39,236

Shares excluded as a result of anti-dilution:
Stock options	396	727	716	778
Conversion of convertible subordinated debentures	—	—	—	2,242

Total shares excluded	396	727	716	3,020

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Thirteen and Thirty-Nine Weeks Ended November 2, 2003

      If we applied the recognition provisions of SFAS No. 123 using the Black-Scholes option-pricing model, the resulting pro forma net income, and pro forma net income per share would be as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Net income — as reported	$15,042	$10,686	$33,379	$18,153
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(166)	(391)	(568)	(3,093)

Net income — pro forma	$14,876	$10,295	$32,811	$15,060

Earnings per share — basic:
As reported	$0.33	$0.24	$0.74	$0.46
Pro forma	$0.32	$0.23	$0.72	$0.38
Earnings per share — diluted:
As reported	$0.33	$0.24	$0.73	$0.46
Pro forma	$0.32	$0.23	$0.72	$0.38

Note 9 — Contingencies

      During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned a battery core to our stores. The Board believes that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. Based on the Board’s position, we could be responsible for the sales tax and related interest associated with this matter for the audited periods of October 1997 through September 2000, plus the additional unaudited time period through December 2002, when we changed our business practices in this area.

      We believe that we have a strong basis under California law for disputing the payment of this assessment and have filed a Petition for Redetermination with the Board. Our practices through December 2002 relative to the handling of taxes on battery cores had been consistent for over a decade, and it is our position that our consistent treatment of battery core charges, together with prior tax audits and tax auditors’ written commentary concerning our handling of such charges, permits us to rely upon precedent set in prior audits. Reliance on prior audits is a position that is supportable under California law. We also have other defenses, and intend to vigorously defend our position with regard to this matter. A liability for the potential sales tax and related interest payments has not been recorded in our consolidated financial statements.

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

      In March 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”), reached consensus on certain matters discussed in EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 states that allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, to be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred. During the first quarter of fiscal 2003, we adopted the provisions of EITF 02-16 and implemented a policy of considering all cooperative advertising arrangements and other vendor allowances to be a reduction of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business.

      In the thirteen and thirty-nine weeks ended November 3, 2002, vendor allowances totaling approximately $2.4 million and $10.2 million, respectively, were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16. The following table adjusts the amounts reported for cost of sales, gross margin and operating and administrative expenses from the thirteen and thirty-nine weeks ended November 3, 2002 to be comparable with current requirements of EITF 02-16:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2002		November 3, 2002

		Adjusted for		Adjusted for
	As Reported	EITF 02-16	As Reported	EITF 02-16

	($ in thousands)
Cost of sales	202,266	199,857	628,924	618,682
Cost of sales, percent to sales	52.8%	52.2%	54.4%	53.5%
Gross profit	180,779	183,188	527,977	538,219
Gross profit, percent to sales	47.2%	47.8%	45.6%	46.5%
Operating and administrative expense	149,367	151,776	443,570	453,812
Operating and administrative expense, percent to sales	39.0%	39.6%	38.3%	39.2%

      The change in accounting principle had no impact on cash flow. We do not expect EITF 02-16 to have a material impact on net income for the remainder of fiscal 2003.

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

Accordingly, for the thirty-nine weeks of fiscal 2003 and 2002, we presented losses on debt retirement of $4.3 million and $6.0 million, respectively, as a separate line in our consolidated statements of operations as a component of income before income taxes.

      During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned a battery core to our stores. The Board believes that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. Based on the Board’s position, we could be responsible for the sales tax and related interest associated with this matter for the audited periods of October 1997 through September 2000, plus the additional unaudited time period through December 2002, when we changed our business practices in this area.

      We believe that we have a strong basis under California law for disputing the payment of this assessment and have filed a Petition for Redetermination with the Board. Our practices through December 2002 relative to the handling of taxes on battery cores had been consistent for over a decade, and it is our position that our consistent treatment of battery core charges, together with prior tax audits and tax auditors’ written commentary concerning our handling of such charges, permits us to rely upon precedent set in prior audits. Reliance on prior audits is a position that is supportable under California law. We also have other defenses, and intend to vigorously defend our position with regard to this matter. A liability for the potential sales tax and related interest payments has not been recorded in our consolidated financial statements.

Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.1	52.8	53.5	54.4

Gross profit	46.9	47.2	46.5	45.6
Operating and administrative	37.8	39.0	38.3	38.3
Store closing costs	0.1	—	—	—
Loss on sale of stores	—	—	—	0.1
Secondary stock offering costs	—	—	—	—

Operating profit	9.0	8.2	8.2	7.2
Interest expense	3.0	3.7	3.3	4.2
Loss on debt retirement	—	—	0.4	0.5

Income before income taxes	6.0	4.5	4.5	2.5
Income tax expense	2.3	1.7	1.7	0.9

Net income	3.7%	2.8%	2.8%	1.6%

Thirteen Weeks Ended November 2, 2003 Compared to Thirteen Weeks Ended November 3, 2002

      Net sales for the thirteen weeks ended November 2, 2003 (the “third quarter of fiscal 2003”) increased 7.0% to $409.8 million from $383.0 million for the thirteen weeks ended November 3, 2002 (the “third quarter of fiscal 2002”). Same store sales increased 8%. The increase in sales is a result of our continued increase in average sale per customer and attraction of new customers to our stores through our new product offerings (including performance products, garage maintenance items and specialty auto related items).

      Gross profit was $192.2 million, or 46.9% of net sales, in the third quarter of fiscal 2003, as compared to $180.8 million, or 47.2% of net sales, in the third quarter of fiscal 2002. Our new product offerings carry slightly lower gross margin rates with much higher gross margin dollars per transaction. These gross margin dollars allow us to leverage our fixed costs over our increasing sales. Adjusting the third quarter of fiscal 2002 for the effects of EITF 02-16 would increase fiscal 2002 margin dollars by $2.4 million and percent of net sales to 47.8%.

      Operating and administrative expenses for the third quarter of fiscal 2003 were $154.9 million, or 37.8% of net sales, compared to $149.4 million, or 39.0% of net sales, for the third quarter of fiscal 2002. The reduction as a percent of sales is a result of our ability to leverage our fixed operating costs over our increasing sales along with our continued focus on expense controls. Adjusting the third quarter of fiscal 2002 for the effects of EITF 02-16 would increase fiscal 2002 expenses by $2.4 million and percent of net sales to 39.6%.

      Interest expense for the third quarter of fiscal 2003 decreased to $12.4 million from $14.2 million in the third quarter of fiscal 2002 as a result of our reduced debt levels and lower interest rates under our current credit facility established in June 2003.

      Income tax expense for the third quarter of fiscal 2003 was $9.5 million, compared to $6.5 million for the comparable period of fiscal 2002. Our effective tax rate of 38.6% is closer to our statutory rate and higher than the 37.7% rate in the prior year. The effective tax rate for the third quarter of fiscal 2002 benefited from the recognition of certain tax credits.

      As a result of the above factors, net income increased to $15.0 million, or $0.33 per diluted common share, for the third quarter of fiscal 2003, compared to net income of $10.7 million, or $0.24 per diluted common share, for the third quarter of fiscal 2002.

Thirty-Nine Weeks Ended November 2, 2003 Compared to Thirty-Nine Weeks Ended November 3, 2002

      Net sales for the thirty-nine weeks ended November 2, 2003 (the “thirty-nine weeks of fiscal 2003”) increased 4.2% to $1,205.7 million from $1,156.9 million for the thirty-nine weeks ended November 3, 2002 (the “thirty-nine weeks of fiscal 2002”). Same store sales increased 5%. The increase in sales is a result of our continued increase in average sale per customer and attraction of new customers to our stores through our new product offerings (including performance products, garage maintenance items and specialty auto related items).

      Gross profit was $560.9 million, or 46.5% of net sales, for the thirty-nine weeks of fiscal 2003 as compared to $528.0 million, or 45.6% of net sales, for the thirty-nine weeks of fiscal 2002. Adjusting fiscal 2002 for the effects of EITF 02-16 would increase fiscal 2002 margin dollars by $10.2 million and percent of net sales to 46.5%. Our new product offerings carry slightly lower gross margin rates; however, these lower rates were offset by the leveraging of fixed costs over our increasing sales.

      Operating and administrative expenses were higher in dollars in the thirty-nine weeks of fiscal 2003, compared to the same period of fiscal 2002, although they remained at 38.3% of net sales in both fiscal periods. Expenses in fiscal 2002 were $10.2 million lower than in fiscal 2003 due to the impact of EITF 02-16. Adjusting for this impact, fiscal 2003 operating and administrative expenses were 38.3% of net sales versus 39.2% of net sales in fiscal 2002. This reflects our continuing focus on expense control and the leveraging of our fixed operating costs over our increasing sales.

      Interest expense for the thirty-nine weeks of fiscal 2003 decreased to $39.6 million from $48.2 million in the thirty-nine weeks of fiscal 2002 as a result of our reduced debt levels and lower interest rates under our current credit facility.

      Income tax expense for the thirty-nine weeks of fiscal 2003 was $21.0 million, compared to $10.4 million for the comparable period of fiscal 2002. Our effective tax rate of 38.6% is closer to our statutory rate and higher than our 36.4% rate in the prior year. The effective tax rate for the thirty-nine weeks of fiscal 2002 benefited from the recognition of certain tax credits and the reversal of reserves no longer considered necessary.

      As a result of the above factors, net income increased to $33.4 million, or $0.73 per diluted common share, for the thirty-nine weeks of fiscal 2003, compared to net income of $18.2 million, or $0.46 per diluted common share, for the thirty-nine weeks of fiscal 2002.

Liquidity and Capital Resources

Recent Transactions

      In June 2003, we replaced our $300.0 million credit facility with a new $325.0 million senior collateralized, asset based credit facility consisting of a $200.0 million term loan and a $125.0 million revolving credit facility. As of November 2, 2003, there were no borrowings under the revolving credit commitment. The new term loan is to be repaid in twelve installments consisting of ten $1.0 million dollar payments made semiannually beginning in December 2003. The last two payments are for $95.0 million each in December 2008 and at maturity, June 2009. The revolving credit facility matures in June 2008. The maturity date on our existing $280.0 million 12% Senior Notes due June 15, 2006 must be refinanced or extended prior to February 15, 2006, or the entire new $325.0 million credit facility will be due and payable on February 15, 2006. Interest accrues under the new credit facility at a variable rate, which is a function of the spread over the Alternate Base Rate (as defined in the agreement) or the Eurodollar Rate (as defined in the agreement) depending on our borrowing decisions. As of November 2, 2003, we were in compliance with the financial covenants and we anticipate meeting all required covenants under our credit facility during the remainder of fiscal 2003.

      In June 2003, we applied the provisions of EITF 98-14 “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements” for the revolving credit portion of the credit facility and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” for the term portion of the credit facility. We expensed $3.8 million of certain unamortized debt issuance costs and certain direct costs associated with the new facility. Our carrying value of deferred debt issuance costs of approximately $4.1 million (as of the transaction date) is being amortized to interest expense over the corresponding life of the respective portion of the credit facility.

      We used proceeds from our new credit facility to redeem the remaining $9.5 million in aggregate principal amount of CSK Auto, Inc.’s 11% Senior Subordinated Notes, including accrued and unpaid interest associated therewith. In connection with this redemption, we paid $0.3 million in early redemption premiums and expensed $0.2 million of unamortized deferred debt issuance costs. These costs, along with the $3.8 million in costs disclosed in the paragraph above, are reflected as a loss on debt retirement in the accompanying consolidated statement of operations.

      During February 2002, we entered into an interest rate swap agreement which converted the interest rate payment obligation on $100.0 million of our 12% Senior Notes to a floating rate in order to hedge the fair value of such notes against potential movements in market interest rates. On June 5, 2003, we terminated the swap agreement and received in consideration thereof the sum of $6.0 million, which represents the fair market value of the swap agreement on that date. This fair market value adjustment is currently reflected on our consolidated balance sheet as part of our long-term debt. This amount will be amortized as an offset to interest expense through the maturity date of the 12% Senior Notes (June 15, 2006). See Note 6 to the Consolidated Financial Statements.

      During September 2003, entities associated with or organized by Investcorp, S.A., one of the Company’s principal stockholders, sold 3.0 million shares of CSK Auto Corporation common stock. We did not receive any proceeds from the sale of such stock nor did this transaction result in share dilution. In addition, we incurred expenses related to this transaction of approximately $0.2 million.

Overview of Liquidity

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. We expect to satisfy our cash requirements with cash flows from operating activities, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases.

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

      Of our long-term debt obligations totaling $480.0 million, $2.0 million is due within one year, $284.0 million is due in one to three years, $4.0 million is due in three to five years, and $190.0 million is due after five years. Other than our long-term debt obligations, there are no material changes to the contractual obligations table disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 2, 2003, filed with the SEC on May 7, 2003.

      As of November 2, 2003, we had total liquidity (cash plus availability under our new revolving credit facility) of approximately $152.8 million, an increase of $82.5 million compared to February 2, 2003. There was no outstanding balance on our $125.0 million revolving credit facility as of November 2, 2003; however, availability of credit under such facility was reduced by $19.1 million for outstanding letters of credit. The following table outlines our liquidity ($ in thousands):

	November 2,	February 2,
	2003	2003

Cash	$46,852	$15,519
Availability under revolving line of credit	105,904	54,698

Total liquidity	$152,756	$70,217

      Our liquidity improved due to: (1) increased cash ($31.3 million) as a result of higher sales and profitability associated with our new product mix and seasonality; (2) our pay-down of our former revolving credit facility and related $30.0 million increase of the term loan under our new credit facility; and (3) our borrowing capacity being $24.5 million lower at February 3, 2003 due to borrowing base restrictions under our prior credit facility.

Analysis of Cash Flows

      During the thirty-nine weeks of fiscal 2003, net cash provided by operating activities was $59.1 million compared to $20.9 million of cash provided by operating activities during the thirty-nine weeks of fiscal 2002. The most significant components of the change relate to: (1) higher net income, primarily as a result of higher gross profit dollars; (2) a cash inflow during the thirty-nine weeks of fiscal 2003 of $6.0 million associated with the termination of our interest rate swap agreement; (3) a $.5 million reduction in accounts receivable during the 2003 period compared to an $18.2 million increase during the 2002 period relating to improved vendor collections; (4) higher accrued income tax balances during the fiscal 2003 period primarily as a result of our increased net income; and (5) higher payments on accounts payable during the 2003 period relating to increased payments to certain vendors to take advantage of available allowances.

      Net cash used in investing activities totaled $13.1 million for the thirty-nine weeks of fiscal 2003, compared to $2.0 million of net cash used in investing activities during the thirty-nine weeks of fiscal 2002. Capital expenditures increased to $10.6 million during the thirty-nine weeks of fiscal 2003 as compared to $5.7 million during the comparable period in fiscal 2002. The increase in capital expenditures relates to the upgrade of certain information systems along with the buyout of certain leased assets. In addition, during the fiscal 2002 period we received $2.2 million in proceeds from certain fixed asset sales and $4.2 million in cash proceeds from the sale of certain stores in Texas.

      Net cash used in financing activities totaled $14.6 million for the thirty-nine weeks of fiscal 2003 compared to $19.8 million used during the thirty-nine weeks of fiscal 2002. The most significant components of the change relate to: (1) net payments made on the credit facility were $16.0 million less in fiscal 2003 than in the comparable period of fiscal 2002; (2) the completion of a secondary stock offering during fiscal 2002 with proceeds from the offering used to retire a significant portion of our 11% Senior Subordinated Notes, resulting in a net cash inflow of $6.4 million; (3) the redemption in June 2003 of the remaining $9.5 million of our 11% Senior Subordinated Notes; and (4) $13.3 million of additional cash from an increase in stock option exercises primarily related to October 1996 grants which were scheduled for expiration in the third quarter of fiscal 2003.

Store Closures

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

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable and actual sublease recoveries); (2) estimated lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store estimated vacancy periods. Prior to the adoption of SFAS No. 146 on January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. No provision was made for employee termination costs. For stores to be relocated, such costs were recognized when an agreement for the new location was reached with a landlord and site plans met preliminary municipal approvals. During the period that they remained open for business, the rent and other operating expenses for the stores to be closed continued to be reflected in normal operating expenses.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the present value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. We have applied SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002 as required. During the third quarter of fiscal 2003, we incurred $0.2 million in charges under SFAS No. 146 associated with the closure of four stores with lease terms through May 2005. We anticipate total cash outflows relating to these stores of $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.

      As of November 2, 2003, we had a total of 192 store locations included in the allowance for store closing costs. Of this total, 31 locations were vacant, 160 locations were subleased and one location was identified for closure but remained open. In addition to these stores, we had 58 service centers of which 4 were vacant and 54 were subleased. Future rents will be incurred through the expiration of the non-cancelable leases, the longest of which runs through January 2018. As of November 2, 2003, we have one store accrued during the fiscal 2002 plan year that remained open and was identified for closure prior to our implementation of SFAS No. 146.

      Activity in the provision for store closings and the related store closing costs for the thirty-nine weeks of fiscal 2003 is as follows ($ in thousands):

Balance, beginning of year	$4,422
Expense:
Store closing costs	189
Revisions in estimates	150

Total expense	339
Payments:
Rent expense, net of sublease recoveries	(2,600)
Occupancy and other expenses	(681)
Sublease commissions and buyouts	(451)

Total payments	(3,732)
Balance as of November 2, 2003	$1,029

Factors Affecting Liquidity and Capital Resources

Sales Trends

      Our same store sales increased 5% during the thirty-nine weeks of fiscal 2003 and we expect similar single digit growth rate during the fourth quarter of fiscal 2003. However, any unusual weather conditions, competitive pressures, or other adverse changes to our business or the economy in general could materially affect our financial position, results of operations, or cash flows.

Inflation

      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased purchase volumes, selective forward buying and the use of alternative suppliers.

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

      Our credit agreement contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum current asset coverage ratio. As of November 2, 2003, we were in compliance with our financial covenants and we anticipate meeting all required covenants under our existing credit facility during the remainder of fiscal 2003.

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

      At November 2, 2003, 39% of our outstanding debt (including capital leases) was at variable interest rates and 61% of our outstanding debt was at fixed interest rates. With $200.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $2.0 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

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

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on our financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      See “Factors Affecting Liquidity and Capital Resources” above.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 2, 2003, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

      During the fiscal quarter ended November 2, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      NONE

Item 2.     Changes in Securities and Use of Proceeds

      NONE

Item 3.     Defaults upon Senior Securities

      NONE

Item 4.     Submission of Matters to a Vote of Security Holders

      NONE

Item 5.     Other Information

      NONE

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3	.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03		Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.02		Indenture dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schucks Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4	.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05		Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4	.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.06		ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
4	.06.1	Termination agreement executed as of June 5, 2003 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., which terminates the ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Report on Form 10-Q, filed on September 17, 2003 (File No. 001-13927).
4.07		Credit Agreement, dated as of June 20, 2003, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, Bank of America, N.A. and US Bank, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed June 25, 2003.
4	.07.1	Guarantee and Collateral Agreement executed as of June 20, 2003 made by CSK Auto Corporation, CSK Auto, Inc., and certain of its Subsidiaries and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed June 25, 2003.
10.01		Amendment to employment agreement between James Bazlen and CSK Auto, Inc., dated June 11, 2003, incorporated herein by reference to our Report on Form 10-Q, filed on September 17, 2003 (File No. 001-13927).

31.01	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Executive Officer.
31.02	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.
32.01	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

On September 3, 2003, we furnished a press release on Form 8-K to report, under item 12 thereof, our operating results for the second quarter of fiscal 2003.

On September 9, 2003, we furnished a press release on Form 8-K to report under item 5 thereof, that one of our principal stockholders was offering 3.0 million shares of CSK Auto Corporation common stock for sale.

On October 17, 2003, we furnished a press release and a slide presentation on Form 8-K to report, under item 9 thereof, information provided at an investor presentation.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK AUTO CORPORATION

By:	/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer

Dated: December 12, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3	.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03		Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.02		Indenture dated as of October 30, 1996, by and among CSK Auto, Inc. (“Auto”), Kragen Auto Supply Co., Schucks Distribution Co. and The Bank of New York (as successor to Wells Fargo Bank, N.A.), as Trustee, including form of Note, incorporated herein by reference to CSK Auto Inc.’s Registration Statement on Form S-4 (File No. 333-22511).
4.03		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4	.04.2	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.05		Credit Agreement, dated as of December 21, 2001, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, and UBS AG, Stamford Branch, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 18, 2002.
4	.05.1	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.06		ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
4	.06.1	Termination agreement executed as of June 5, 2003 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc. which terminates the ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Report on Form 10-Q, filed on September 17, 2003 (File No. 001-13927)
4.07		Credit Agreement, dated as of June 20, 2003, by and among CSK Auto, Inc., the lenders from time to time a party thereto, and JP Morgan Chase Bank, Credit Suisse First Boston, Bank of America, N.A. and US Bank, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed June 25, 2003.
4	.07.1	Guarantee and Collateral Agreement executed as of June 20, 2003 made by CSK Auto Corporation, CSK Auto, Inc., and certain of its Subsidiaries and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed June 25, 2003.
10.01		Amendment to employment agreement between James Bazlen and CSK Auto, Inc., dated June 11, 2003, incorporated herein by reference to our Report on Form 10-Q, filed on September 17, 2003 (File No. 001-13927).
31.01		Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Executive Officer.

Exhibit
Number	Description

31.02	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer.
32.01	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.