Form 10-K
period 2004-02-01
CSK AUTO CORP
filed 2004-04-15
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2004.

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

      As of August 4, 2003, the aggregate market value of our voting and non-voting common stock held by non-affiliates was approximately $521.5 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates. As of April 12, 2004, there were 46,516,840 shares of our common stock outstanding.

Documents Incorporated by Reference

•	Portions of our definitive Proxy Statement on Schedule 14A, with respect to our 2004 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

Note Concerning Forward-Looking Information

      Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control, the occurrence of which could have a material adverse effect on our business, operating results and financial condition. These events may include changes in laws and regulations, changes in economic and market conditions and potential competition, among other things. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.	Business

General

      We are the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. We have the number one market position in 25 of the 28 geographic markets in which we operate, based on store count. As of February 1, 2004, we operated 1,114 stores in 19 states under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 411 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schucks Auto Supply, founded in 1917, with 226 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 477 stores primarily in California.

      We offer a broad selection of national brand name, private-label and generic automotive products for domestic and imported cars and light trucks. Our products include new and remanufactured automotive replacement parts, maintenance items and accessories. Our stores average approximately 7,300 square feet in size and typically offer a store specific mix averaging approximately 18,000 stock-keeping units, or SKUs. We also operate a highly efficient network of strategically located depots to provide approximately 75% of our stores an additional 65,000 SKUs on a same-day delivery basis. Through our extensive on-line vendor network, we make available up to an additional 250,000 SKUs on a same-day delivery basis to approximately 75% of our stores and up to 1,000,000 additional SKUs on a next-day delivery basis to substantially all of our stores.

      We serve both the do-it-yourself (“DIY”) and the commercial installer, or do-it-for-me (“DIFM”), markets. The DIY market, which is comprised of consumers who typically repair and maintain vehicles themselves, is the foundation of our business. Sales to the DIY market represented approximately 83% of our net sales for fiscal 2003. The DIFM market is comprised of auto repair professionals, fleet owners, governments and municipalities and accounted for over 75% of the annual sales in the U.S. automotive aftermarket industry in 2002, according to statistics published by Lang Marketing Resources, Inc. Sales to the DIFM market represented approximately 17% of our net sales for fiscal 2003. In 1994, we began targeting the DIFM market to leverage our existing store base, fixed costs, inventory and in-store personnel. We believe we are well positioned to effectively and profitably further penetrate the highly fragmented DIFM market because of our sales force dedicated to DIFM customers, experienced in-store sales associates, level of customer service, conveniently located stores, efficient depot delivery network, attractive pricing, and ability to provide timely availability of a broad selection of national brand name products.

      Through our subsidiary, Automotive Information Systems, Inc. (“AIS”), we provide diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and to DIY consumers. This allows us to provide high quality diagnostic information to our DIY, DIFM, and Internet customers in order to assist them with correctly identifying problems and efficiently obtaining the parts they need. We are currently considering alternatives that will allow us to maximize the potential value of AIS without significantly increasing our capital commitment. Possibilities include joint ventures or a sale in a manner that would allow us to retain certain of the attributes of AIS we deem most valuable to our business.

      As used herein, the terms “CSK”, “CSK Auto”, “the Company”, “Auto”, “we”, “us”, and “our” refer to CSK Auto Corporation and its subsidiaries, including CSK Auto, Inc. and its subsidiaries.

      You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the SEC as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, clicking on “Company,” then “Investor Relations.” Information contained on our website is not part of this Report.

Industry Overview

      We compete in the U.S. automotive aftermarket industry, which has annual sales in excess of $110 billion. This industry includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. The industry is comprised of the DIY market and the DIFM market. We believe that the U.S. automotive aftermarket industry is characterized by stable demand and is growing because of increases in:

•	the size and age of automotives in use;

•	the number of miles driven annually per vehicle;

•	the number of licensed drivers;

•	the percentage of the total light vehicle fleet represented by light trucks (including SUVs), which generate higher average aftermarket product purchases versus such purchases generated per car; and

•	the number of light vehicles coming off warranty, particularly leased vehicles, which we believe are often under-maintained and, therefore, may require higher than average maintenance and repair expenditures in the post-warranty period.

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

Competitive Strengths

      We believe that our competitive strengths include the following:

      Leading Market Position in the Western United States. We are the largest specialty retailer of automotive parts and accessories in the Western United States and have the number one market position in 25 of the 28 geographic markets in which we operate, based on store count. Research conducted by a third party market research company indicates that, on an aggregate basis for our key markets, we have better brand name recognition than our major competitors. We believe that this is due to the long operating history of our stores, our advertising and marketing programs, the breadth of our product selection and our reputation for superior customer service.

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

      Focus on Customer Service. Our promise of “G.R.E.A.T.” service, our internally developed customer service initiative, has been well received. Recruiting, training and retaining high quality sales associates is a major component of our focus on customer service. Our training programs and incentives encourage our sales associates to develop technical expertise, which enables them to effectively advise customers on product selection and use. We have an average of two Automotive Society of Engineers, or ASE, certified mechanics per store. Research conducted by a third party market research company indicates that, on an aggregate basis for our key markets, consumers rate our sales associates as “the most knowledgeable and helpful” more frequently than those of our major competitors. To further satisfy our customers’ needs, we also offer free testing of certain parts, “no hassle” return policies, electronically maintained warranties and a customer service call center.

      Timely Availability of a Broad Selection of Brand Name Products. Our stores typically offer a store specific mix of approximately 18,000 SKUs. We also operate a highly efficient network of strategically located depots to provide approximately 75% of our stores an additional 65,000 SKUs on a same-day delivery basis. Through our extensive on-line vendor network, we make available up to an additional 250,000 SKUs on a same-day delivery basis to approximately 75% of our stores and up to 1,000,000 additional SKUs on a next-day delivery basis to substantially all of our stores. While our stores also stock high quality generic products that appeal to our value conscious customers, we feature a broad selection of national brand name products that help generate customer traffic and have strong consumer appeal, particularly in the DIFM market.

      Sophisticated Store-Level Information and Distribution Systems. In recent years, we have made significant investments in sophisticated store-level information systems and warehouse and distribution systems in order to more effectively manage our inventory and increase the availability of products to our customers. Our sophisticated inventory management systems provide inventory movement forecasting based on history, trends and seasonality. Our systems have enhanced our ability to predict the size and timing of product requirements by closely monitoring service level goals, vendor lead times and cost of inventory assumptions. Our store level replenishment system generates orders based upon store on-hand and store model stock quantities. Store model stock quantities are determined by an automatic model stock adjustment system that utilizes historical sales patterns, seasonality and store presentation requirements. We also maintain a store specific precision pricing program that seeks to optimize margins while maintaining price competitiveness. Our fully integrated warehouse and distribution network and our strategically located depots, which operate using state-of-the-art technology, have allowed us to significantly improve distribution efficiency. In addition, these investments have allowed us to both improve our in-stock inventory levels and reduce delivery costs and times for products.

      Profitable Commercial Sales Program. We are well positioned to effectively service our DIFM customers, who typically require convenient locations, a higher level of customer service and timely availability of brand name products. Beginning in 1996, we significantly increased our marketing efforts to the DIFM market, added sales personnel dedicated to our DIFM customers, increased the breadth and depth of our product selection and improved and expanded our distribution systems. This has enabled us to add significant sales volume to each of our stores with minimal incremental cost. We currently operate DIFM sales centers in approximately half of our stores and DIFM sales have grown from $89.6 million, or approximately 11%, of net sales in fiscal 1996 to $260.8 million, or approximately 17%, of net sales in fiscal 2003. Our commercial sales program growth has increased the sales base for participating stores, created improved efficiencies and allowed us to enhance the product selection for our DIY customers.

      Highly Experienced and Proven Management Team. We are led by an innovative management team with a wealth of automotive aftermarket and retail industry experience. Maynard Jenkins, our Chairman and Chief Executive Officer, has served in his current position since January 1997 and has 38 years of retail management experience, including 17 years as a Chief Executive Officer. Martin Fraser, our President and Chief Operating Officer, has been with us for 26 years, serving in a number of key positions prior to his current role, including Executive Vice President — Merchandising, Distribution and Commercial and Sr. Vice President — Merchandising, Transportation, Replenishment and Marketing. Our senior management team averages over 28 years of retail industry experience. We believe the strength and experience of our management team has enabled us to deliver exceptional operating and financial results and to emerge as a leader in our highly competitive industry.

Store Operations

      Our stores are divided into nine geographic regions: Southwest, Rocky Mountain, Northwest, Northern Plains, Southern California, Coastal California, Los Angeles, Bay Area and Northern California. A regional manager, each of whom oversees seven to eleven district managers, administers each region. Each of our district managers has responsibility for between 8 and 19 stores.

      The table below sets forth, as of February 1, 2004, the geographic distribution of our stores and the trade names under which they operated.

	Checker	Schucks	Kragen	Company
	Auto Parts	Auto Supply	Auto Parts	Total

California	1	2	463	466
Washington	—	144	—	144
Arizona	103	—	—	103
Colorado	68	—	—	68
Minnesota	57	—	—	57
Oregon	—	46	—	46
Utah	38	—	—	38
Nevada	21	—	14	35
Wisconsin	32	—	—	32
Idaho	8	23	—	31
New Mexico	28	—	—	28
Texas	14	—	—	14
Alaska	—	11	—	11
Montana	10	—	—	10
Wyoming	10	—	—	10
Hawaii	9	—	—	9
North Dakota	7	—	—	7
South Dakota	4	—	—	4
Michigan	1	—	—	1

Total	411	226	477	1,114

      Our stores are generally open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. (9:00 a.m. to 6:00 p.m. on Sundays). The average store employs approximately 10 to 20 employees, including a store manager, two assistant store managers and a staff of full-time and part-time employees.

Store Formats

      Approximately 63% of our stores are freestanding, with the balance principally located within strip shopping centers. The stores, which range in size from 2,600 to 24,000 square feet, average approximately 7,300 square feet in size and offer a store specific mix of between 13,000 and 18,000 SKUs.

      We have three prototype store designs, which are 6,000, 7,000 and 8,000 square feet in size. The store size for a given new location is selected generally based upon sales volume expectations determined through demographics and the detailed market analysis that we prepare as part of our site selection process. The following table categorizes our stores by size, as of February 1, 2004:

Store Size	Number of Stores

10,000 sq. ft. or greater	106
8,000 – 9,999 sq. ft	207
6,000 – 7,999 sq. ft	534
5,000 – 5,999 sq. ft	191
Less than 5,000 sq. ft	76

1,114

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

      The following table sets forth our store development activities during the periods indicated:

	Fiscal Year

	2003	2002	2001

Beginning stores	1,109	1,130	1,152
New stores	18	12	10
Relocated stores	7	5	13
Closed stores (including relocated stores)	(20)	(38)	(45)

Ending stores	1,114	1,109	1,130

Expanded stores	2	1	2
Total new, relocated and expanded stores	27	18	25

      We expect to open, relocate or expand approximately 45 stores in fiscal 2004.

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

Purchasing

      Merchandise is selected from over 300 suppliers and purchased for all stores by personnel at our corporate headquarters in Phoenix, Arizona. No one class of product and no single supplier accounted for as much as 10% of our purchases in fiscal 2003.

      Our inventory management systems include the E-3 Trim Buying System, which provides inventory movement forecasting based upon history, trend and seasonality. Combined with service level goals, vendor lead times and cost of inventory assumptions, the E 3 Trim Buying System determines the timing and size of purchase orders. Approximately 90% of the dollar values of transactions are sent via electronic data interchange, with the remainder being sent by a computer facsimile interface. Our store replenishment system generates orders based upon store on-hand and store model stock. This includes an automatic model stock adjustment system utilizing historical sales, seasonality and store presentation requirements. We also can allocate seasonal and promotional merchandise based upon a store’s history of prior promotional and seasonal sales.

      Our stores offer products with nationally recognized, well-advertised brand names, such as Armor All, Autolite, Castrol, Dayco, Fel Pro, Fram, Havoline, Mobil, Monroe, Pennzoil, Prestone, Quaker State, RayBestos, Stant, Sylvania, Turtle Wax and Valvoline. In addition to brand name products, our stores carry a wide variety of high quality generic products. Because nationally recognized manufacturers that produce similar brand name products that enjoy a high degree of consumer acceptance produce most of our generic products, we believe that our generic products are of a quality that is comparable to such brand name products.

Commercial Sales Program

      In addition to our primary focus on serving the DIY consumer, we have significantly increased our marketing directed at the commercial or DIFM customer in the automotive replacement parts market. The commercial or DIFM market constitutes in excess of 75% of the annual sales in the automotive aftermarket and is currently growing at a faster rate than the do-it-yourself market. Our commercial sales program, which is intended to facilitate penetration of this market, is targeted toward professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers with auto repair facilities and other commercial repair outlets located near our stores.

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

      We believe we are well positioned to effectively and profitably service commercial customers, who typically require a higher level of customer service and broad product availability. The commercial market has traditionally been serviced primarily by jobbers. Recently, however, automotive specialty retailing chains, such as us, have entered the commercial market. The chains typically have multiple locations in given market areas and maintain a broad inventory selection. We believe we have significant competitive advantages in servicing the commercial market because of our experienced sales associates, conveniently located stores, attractive pricing and ability to consistently deliver a broad product offering with an emphasis on national brand names.

      As of February 1, 2004, we operated commercial service centers in approximately half of our stores. Our sales to commercial accounts (including sales by stores without commercial service centers) decreased 0.7% to $260.8 million in fiscal 2003 from $262.8 million in fiscal 2002. On a comparable store basis, commercial sales increased 4.8% in fiscal 2003 over fiscal 2002.

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

Associates

      As of February 1, 2004, we employed approximately 8,600 full-time associates and approximately 4,970 part-time associates. Approximately 86% of our personnel are employed in store level operations, 8% in distribution and 6% in our corporate headquarters, including our call center and priority parts operation.

      We have never experienced any material labor disruption and believe that our labor relations are good. Except for a limited number of associates located at certain stores in the Northern California market, who have been represented by a union for many years, none of our personnel are represented by a labor union.

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

Trade Names, Service Marks and Trademarks

      We have the right to exclusively use the trade name Checker nationwide in connection with the automotive parts retailing business pursuant to a settlement and use agreement with the owner of the federal registration for such trademark. We own and have registered the service mark Schucks with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. We expect to file a renewal for this mark prior to June 30, 2005, based on its current expiration date. We have common law rights to use the trade name Kragen in connection with the automotive parts retailing business. In addition, we own and have registered numerous trademarks with respect to many of our private label products and advertising and marketing strategies. We believe that our various trade names, service marks and trademarks are important to our merchandising strategy, but that our business is not otherwise dependent on any particular service mark, trade name or trademark. There are no infringing uses known by us that materially affect the use of such marks.

Warehouse and Distribution

      Our warehouse and distribution system utilizes bar coding, radio frequency scanners and sophisticated conveyor and put-to-light systems. We instituted engineered labor standards and incentive programs in each of our distribution centers, which have contributed to improved labor productivity. Each store is currently serviced by one of our three main distribution centers, with the regional distribution centers handling bulk materials, such as oil. All of our merchandise is shipped by vendors to our distribution centers, with the exception of batteries, which are shipped directly to stores by the vendor. We have sufficient warehouse and distribution capacity to meet the requirements of our expected growth plans for the foreseeable future.

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

Environmental Matters

      We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing the handling, storage and disposal of hazardous substances, the recycling of batteries and used lubricants, and the ownership and operation of real property. For example, under environmental laws, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous substances in soil or groundwater. Such laws often impose joint and several liability and liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. We have recorded no liabilities to provide for the cost of environmental remediation activities, as we do not believe that we have incurred any such liabilities.

      At some of our locations acquired in prior years, automobiles are serviced in automotive service facilities that we sublease to third parties. As a result of investigations undertaken in connection with such acquisitions, we are aware that soil or groundwater may be contaminated at some of these properties. Although there can be no assurance, based on current information and, in some cases, indemnities we obtained from the former operators of these facilities, we believe that any such contamination will not result in any liabilities that would have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2.	Properties

      The following table sets forth certain information concerning our principal leased facilities as of February 1, 2004:

				Number
			Square	of Stores
Facility	Location	Area Served	Footage	Served

Corporate office(1)	Phoenix, AZ	All	114,691	—
Distribution center(2)	Dixon, CA	California, Nevada, Washington, Oregon, Idaho, Montana, Wyoming, Alaska, Hawaii	325,500	516
Distribution center(2)	Phoenix, AZ	Arizona, Colorado, Idaho, Nevada, New Mexico, California, Texas, Utah	273,520	497
Office, warehouse and distribution center	Mendota Heights, MN	Minnesota, North Dakota, South Dakota, Wisconsin, Michigan	125,000	100
Regional distribution center	Auburn, WA	Washington, Oregon, Idaho, Alaska	160,087	199
Regional distribution center	Aurora, CO	Colorado, Wyoming, South Dakota	34,800	69
Regional distribution center	Salt Lake City, UT	Colorado, Utah, Idaho, Wyoming, Montana, Oregon	60,000	77
Regional distribution center	Commerce, CA	California	75,000	207

(1)	This facility is owned by an entity that until November 2002 was an affiliate of ours. See Note 4 to the Consolidated Financial Statements for a further explanation.

(2)	Subject to time period and other restrictions, we have the ability to expand the Phoenix distribution center by approximately 80,000 square feet and the Dixon distribution center by 160,000 square feet should the need arise.

      As of February 1, 2004, all but one of our operating stores was leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

Number of
Years	Stores

2004 — 2005	30
2006 — 2008	48
2009 — 2010	63
2011 — 2020	420
2021 — 2030	480
2031 — thereafter	72

1,113

      Additional information regarding our facilities appears in Item 1. Business under the captions Store Operations, Store Formats and Warehouse and Distribution.

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

      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

(a) Market Price and Dividends

      Our common stock has been listed on the New York Stock Exchange under the symbol CAO since March 12, 1998. As of April 12, 2004, there were 46,516,840 shares of our common stock outstanding and there were approximately 75 record holders of our common stock.

      The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by the New York Stock Exchange.

	Price Range of
	Common Stock

	High	Low

Fiscal 2003:
First Quarter	$10.78	$7.75
Second Quarter	15.32	10.38
Third Quarter	17.62	13.56
Fourth Quarter	19.69	16.50
Fiscal 2002:
First Quarter	$15.25	$8.19
Second Quarter	17.26	10.05
Third Quarter	13.79	10.71
Fourth Quarter	12.90	9.50

      We have not paid any dividends on our common stock during the last two fiscal years. We currently do not intend to pay any dividends on our common stock.

      We are a holding company with no business operations of our own. We therefore depend upon payments, dividends and distributions from CSK Auto, Inc., our wholly owned subsidiary, for funds to pay dividends to our stockholders. CSK Auto, Inc. currently intends to retain its earnings to fund its working capital, debt repayment and capital expenditure needs and for other general corporate purposes. CSK Auto, Inc. has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. CSK Auto, Inc.’s senior credit facility and the indentures governing its senior notes contain restrictions on its ability to pay dividends or make payments or other distributions to us. See Note 8 to the Consolidated Financial Statements.

      The required table and information relating to equity compensation plans is incorporated by reference from the information contained under the caption “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders to be held on June 16, 2004 (the “Proxy Statement”).

Item 6.	Selected Consolidated Financial Data

      The following table sets forth our selected consolidated financial and operating data. The selected statement of operations, balance sheet and cash flow data are derived from our consolidated financial statements. PricewaterhouseCoopers LLP, independent accountants, have audited our consolidated financial statements for each of the five years ended February 1, 2004. You should read the data presented below together with our consolidated financial statements and related notes, the other financial information contained herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year(1)

	2003	2002	2001	2000	1999

	(in thousands, except per share amounts and selected store data)
Statement of Operations Data
Net sales	$1,578,056	$1,506,646	$1,438,585	$1,452,109	$1,231,455
Cost of sales(2)	829,900	806,461	790,585	769,043	636,239

Gross profit	748,156	700,185	648,000	683,066	595,216
Other costs and expenses:
Operating and administrative(2)(3)	618,879	592,630	580,134	592,691	501,527
Store closing and other restructuring costs(4)	12,669	5,026	22,392	6,060	4,900
Legal settlement(5)	—	—	2,000	8,800	—
Goodwill amortization(6)	—	—	4,807	4,799	1,941

Operating profit	116,608	102,529	38,667	70,716	86,848
Interest expense	50,991	62,261	61,608	62,355	41,300
Loss on debt retirement(7)	49,494	6,008	5,101	—	—
Equity in loss on joint venture(8)	—	—	—	3,168	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	16,123	34,260	(28,042)	5,193	45,548
Income tax expense (benefit)	5,326	12,448	(10,850)	193	17,436

Income (loss) before cumulative effect of change in accounting principle	10,797	21,812	(17,192)	5,000	28,112
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(741)

Net income (loss)	$10,797	$21,812	$(17,192)	$5,000	$27,371

Basic earnings (loss) per share	$0.24	$0.54	$(0.61)	$0.18	$0.98

Diluted earnings (loss) per share	$0.23	$0.54	$(0.61)	$0.18	$0.96

Shares used in computing basic per share amounts	45,658	40,635	28,391	27,839	27,815

Shares used in computing diluted per share amounts	45,964	40,752	28,391	27,839	28,627

Other Data
Net cash provided by (used in) operating activities	$50,614	$35,919	$(7,914)	$32,469	$(4,031)
Net cash used in investing activities	(19,217)	(6,552)	(10,143)	(34,542)	(260,221)
Net cash provided by (used in) financing activities	(9,695)	(29,932)	23,010	1,442	268,524
Capital expenditures	16,056	9,573	12,200	32,080	41,358
Rent expense	114,382	115,000	116,953	117,273	93,329
Depreciation and amortization	34,233	35,566	41,146	40,827	29,375
Commercial sales(9)	260,842	262,773	259,096	249,314	217,696
Selected Store Data
Number of stores (end of period)	1,114	1,109	1,130	1,152	1,120
Percentage increase in comparable store net sales(10)	6%	7%	1%	2%	4%
Balance Sheet Data (end of period)
Cash and cash equivalents	$37,221	$15,519	$16,084	$11,131	$11,762
Working capital	574,862	528,749	498,914	401,523	456,594
Total assets	1,153,465	1,101,349	1,068,577	1,066,806	1,035,652
Total debt (including current maturities)	520,270	524,967	670,843	647,881	627,133
Stockholders equity	331,558	302,182	154,286	139,613	134,547

See accompanying notes on pages 14 and 15

Notes to Selected Consolidated Financial Data

      (1) Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except for fiscal 2000, which had 53 weeks.

      (2) In March 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on certain matters discussed in EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 states that allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, to be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred. During the first quarter of fiscal 2003, we adopted the provisions of EITF 02-16 and implemented a policy of considering all cooperative advertising arrangements and other vendor allowances to be a reduction of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business. For fiscal 2002, 2001, 2000 and 1999, vendor allowances totaling approximately $19.2 million, $20.0 million, $17.9 million and $17.4 million, respectively, were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16.

      (3) During fiscal 2001, 2000 and 1999, we incurred transition and integration costs associated with certain store acquisitions of $0.2 million, $23.8 million and $30.2 million, respectively. These costs have been included in operating and administrative expenses.

      (4) Amounts relate to costs incurred in connection with the closure of existing stores. See discussions under Store Closures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      (5) During fiscal 2001 and 2000, we incurred charges associated with certain legal settlements of $2.0 million and $8.8 million, respectively. The $8.8 million in fiscal 2000 was settlement of a California class action lawsuit related to overtime pay for store and assistant store managers.

      (6) Consistent with our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” we no longer incur any goodwill amortization for fiscal years subsequent to fiscal 2001.

      (7) Effective February 3, 2003, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. In accordance with SFAS No. 145, extraordinary losses as a result of the write-off of deferred debt issuance costs and other costs incurred in connection with the early extinguishments of debt that were previously classified as extraordinary have been reclassified to loss on debt retirement. In fiscal 2003 we recorded a loss on debt retirement of $49.5 million as a separate line in our consolidated statement of operations as a component of income before income taxes. In fiscal 2002 and 2001, we incurred pre-tax extraordinary losses of $6.0 million and $5.1 million, respectively, which we have reclassified as required by SFAS No. 145.

      (8) On March 1, 2000, we participated in the formation of a new joint venture, PartsAmerica.com, Inc. PartsAmerica.com engaged in the sale of automotive parts and accessories via e-commerce. During fiscal 2000, we invested approximately $3.2 million in this joint venture. During fiscal 2000, we wrote-off our investment in PartsAmerica.com.

      (9) Represents sales to commercial accounts, including sales from stores without commercial sales centers.

      (10) Comparable store net sales data is calculated based on the change in net sales commencing after the time a new store has been open twelve months. Therefore, sales for the first twelve months a new store is open are not included in the comparable store calculation. Relocations are included in comparable store net sales from the date of opening.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Our fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year that is 53 weeks long. When we refer to a particular fiscal year we mean the following:

•	Fiscal 2003 means the 52 weeks ended February 1, 2004;

•	Fiscal 2002 means the 52 weeks ended February 2, 2003; and

•	Fiscal 2001 means the 52 weeks ended February 3, 2002.

      CSK Auto Corporation is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. As of February 1, 2004, we operated 1,114 stores under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 411 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schucks Auto Supply, founded in 1917, with 226 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 477 stores primarily in California.

Executive Summary

      In fiscal 2003, we increased our comparable store sales by 6% while maintaining our gross margins, allowing us to increase our operating profit 14% over fiscal 2002. Our fiscal 2003 operating profit of $116.6 million included $12.7 million of store closing costs. Additionally, in the fourth quarter of 2003, we completed a refinancing which will significantly reduce our future annual interest costs. However, expenses related to refinancing activities in fiscal 2003 reduced our pre-tax income by $49.5 million. Our improvement in operating results reflects the following key business strategies:

      Drive Customer Traffic and Increase Sales Base. Our marketing and merchandising strategy is designed to drive customer traffic and build market share. Our strategy is to make available to our customers one of the broadest selections of quality brand name products on a timely basis in order to maximize customer satisfaction and generate loyal repeat customers. We also strive to be the industry leader in introducing new and innovative product offerings, supported by our 52-week promotional print advertising programs. We offer our products at competitive prices, in conveniently located and attractively designed stores. Our advertising programs are specifically tailored to target our various customer constituencies for maximum appeal and effectiveness.

      Targeted Pricing Philosophy. Our pricing philosophy is that we should not lose a customer because of price. Our pricing strategy is to offer everyday low prices at each of our stores. As a result, we closely monitor our competitors’ pricing levels through our precision pricing program, which analyzes prices at the store level rather than at the market or chain level. This initiative enables us to establish pricing levels at each store based upon that store’s local market competition. Our entry-level products offer excellent value by meeting standard quality requirements at low prices. In addition, our sales associates are encouraged to offer alternative products at slightly higher price points. These products typically provide extra features, improved performance, an enhanced warranty, or are nationally branded items.

      Focus on Customer Service. We aim to provide the highest level of customer service in our industry in order to generate repeat business by, among other things, staffing our stores with well trained associates, including an average of two ASE certified technicians per store, which allows us to provide high quality diagnostic support. Another integral part of our focus on customer satisfaction includes utilizing our sophisticated product distribution and store-level systems to provide our customers with a broad selection of parts and accessories on a timely basis.

      Accelerate Growth of Hispanic Customer Base. Long-term upward trends in the Hispanic population, particularly in key markets in the Southwest and California, present an opportunity for increased sales and market share. We have implemented a Hispanic marketing initiative using Spanish language media and marketing messages to focus on this growing market segment. Seventeen of our key markets are currently included in the program.

      Continue to Improve Profitability and Cash Flow. We continually review our operations in order to ensure that we are optimally allocating our resources and have an appropriate cost structure that will enable us to grow our net sales, profitability and cash flow. In recent years we have generated increased cash flows and lowered outstanding debt balances. This was due largely to our improved operating results, which were fueled by strong comparable store sales, and by improving our gross margins and successfully leveraging our operating and administrative costs.

      Results of operations and outlook:

      We are very pleased with our operating results for fiscal 2003. Our merchandising department continues to improve our category management. This improvement has allowed us to achieve 6% annual comparable store sales increases, while at the same time control our inventory levels, which increased by only 2.4% during fiscal 2003 relative to fiscal 2002. Comparable sales were strong in all regions. Balanced growth across all regions demonstrates the strength of our merchandise and operational model. Superior customer service has resulted in higher dollar average transactions, fewer returns, and improved customer satisfaction. We believe our new items give our customers quality automotive related products at exceptional values. These new items have also enhanced the customer experience inside the store, giving our customers additional reasons to shop our stores.

      Our marketing program continues to drive sales. Weekly print advertising featuring exceptional values and new products has been very well received by our customers. Our promotional activities also played an important part in achieving our sales objectives for comparable store sales. Our Spanish language marketing campaign that we started in the spring of 2002 continues to be effective in communicating with our Spanish speaking customers.

      During fiscal 2003, we rolled out our Free Automotive Systems Test (called F.A.S.T.) diagnostic program to approximately half of our stores. This program allows customers to put a security deposit down to use diagnostic equipment that reads their vehicle’s onboard computer and retrieves diagnostic information. The information is then uploaded into our stores’ computers and the customer receives a print-out of the results. By assisting DIY customers with this information, we can get them the right parts the first time, improving customer service and lowering returns. Customer use of this program continues to increase and we remain committed to improving this new customer service.

      For fiscal 2004, we will continue our focus on top-line growth by increasing sales of existing product offerings and offering new products to attract new customers into our stores. We expect our sales to continue to grow, and we will use that growth to take advantage of lower product costs and the increased dollar average of sales, which should increase our operating margin dollars. At the same time, we expect to continue to improve our financial position.

      For fiscal 2004, we are forecasting same store sales increases in the low to mid single digit range. We expect our gross profit percentage for fiscal 2004 to approximate the levels of fiscal 2003. In January 2004, we completed a refinancing of our debt and expect pre-tax annual savings during fiscal 2004 of approximately $11.0 million to $13.0 million in interest expense, assuming no significant changes in variable interest rates.

Overview

      The discussion that follows includes several references to charges and effects relating to the following significant events that occurred during the periods covered:

•	In June 2003, we refinanced our senior credit facility, increasing the availability and reducing the interest rate. In January 2004, we redeemed approximately 94% of our 12% senior notes, issued 7% senior subordinated notes, and amended our credit facility, increasing the availability and reducing the interest rate. We refer to these transactions as our 2003 Refinancing.

•	In July 2002, we sold approximately 6.9 million shares of common stock in an underwritten public offering at $12 per share. In addition, a selling stockholder sold approximately 2.6 million shares in this offering and, together with other affiliated stockholders, this stockholder group sold their remaining approximately 3.0 million shares on November 20, 2002. These transactions are referred to collectively as the secondary offerings.

•	In August 2001, we initiated a refinancing of our capital structure that included the issuance of a convertible note and convertible debentures and a refinancing of our credit facility. We refer to these transactions as our 2001 Refinancing.

•	In July 2001, we implemented a Profitability Enhancement Program to reduce costs, improve operating efficiencies and close under-performing stores. We refer to this as our PEP.

Results of Operations

      The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Year

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	52.6	53.5	55.0

Gross profit	47.4	46.5	45.0
Operating and administrative expenses	39.2	39.3	40.3
Store closing costs and other restructuring costs	0.8	0.4	1.6
Legal settlement	—	—	0.1
Goodwill amortization	—	—	0.3

Operating profit	7.4	6.8	2.7
Interest expense	3.2	4.1	4.3
Loss on debt retirement	3.1	0.5	0.4

Income (loss) before income taxes	1.1	2.2	(2.0)
Income tax expense (benefit)	0.4	0.8	(0.8)

Net income (loss)	0.7%	1.4%	(1.2)%

     Net Sales

      Net sales and sales data for the prior three years were as follows (sales $ in thousands):

	Net Sales & Sales Data

	2003	2002	2001

Retail sales	$1,311,357	$1,238,474	$1,174,490
Commercial sales	260,842	262,773	259,096
Other sales	5,857	5,399	4,999

Total net sales	$1,578,056	$1,506,646	$1,438,585

Sales growth — retail sales	5.9%	5.4%	(0.2)%
Sales growth — commercial sales	(0.7)%	1.4%	5.8%
Sales growth — comparable retail stores	6.0%	7.0%	—
Sales growth — comparable commercial stores	4.8%	8.0%	10.0%
Number of stores open (at end of year)	1,114	1,109	1,130

      Retail sales represent sales to the do-it-yourself customer. Commercial sales represent sales to commercial accounts, including sales from stores without commercial sales centers. We evaluate comparable (or same-store) sales based on the change in net sales commencing after the time a new or acquired store has been open for twelve months. Therefore, sales for the first twelve months a new or acquired store is open are not included in the comparable store calculation. Stores that have been relocated are included in comparable store sales.

      Retail sales and comparable store sales increased in fiscal 2003 compared to fiscal 2002 as a result of an increase in average sale per customer and the attraction of new customers to our stores through our new product offerings (including performance products, garage maintenance items and specialty auto related items). Commercial sales decreased slightly, while comparable stores commercial sales increased 4.8% in fiscal 2003 compared to fiscal 2002. The increase in comparable commercial sales reflects sales increases in our ongoing commercial centers, while the overall reduction in commercial sales reflects our consolidation of certain commercial sales centers in an effort to improve overall profitability.

      Net sales for all stores and comparable stores increased in fiscal 2002 compared to fiscal 2001 primarily due to: (1) our improved liquidity which allowed us to replenish our store inventories to more normal levels of product availability; (2) the commencement of a new merchandising program that features garage maintenance and organizational products; and (3) an increased emphasis on promotional activities and promotional pricing to stimulate customer awareness and improve customer counts in our stores. Total commercial sales increased 1.4% in fiscal 2002 compared to fiscal 2001.

     Gross Profit

      Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

      Gross profit for fiscal 2003 was $748.2 million, or 47.4% of net sales, compared to $700.2 million, or 46.5% of net sales for fiscal 2002. Adjusting fiscal 2002 for the effects of EITF 02-16 would have increased fiscal 2002 gross profit by $19.2 million and gross profit as a percent of net sales to 47.7%, which, as a percent of net sales, is relatively consistent with fiscal 2003. During fiscal 2003, we began selling several new product offerings, which resulted in higher average dollar transactions and higher gross profit dollars, but carry slightly lower gross profit rates. Sales of these new products allows us to further leverage our fixed store level selling and operational costs. The lower margins on new products are partially offset by our continued emphasis on lowering acquisition costs of inventory in our existing product categories.

      Gross profit for fiscal 2002 was $700.2 million, or 46.5% of net sales, compared to $648.0 million, or 45.0% of net sales for fiscal 2001. Gross profit increased in fiscal 2002 over fiscal 2001 due to increased cash discounts and vendor allowances as a result of our improved sales volume and liquidity. Gross profit was negatively impacted in fiscal 2001 primarily as a result of our PEP, in which $23.1 million of charges were incurred relating to reduction in inventory values and costs associated with inventory review and disposal. Although we had anticipated higher gross profit levels for 2001, we did not achieve this result because of lower than expected vendor volume purchase allowances and cash discounts during the year due principally to lower than typical in-stock inventory levels in the 2001 period. We have historically utilized prompt payment and other cash discount programs offered by vendors. Because of the need to pay for a class action lawsuit settlement and term loan amortization payments, we made efforts to retain cash during most of fiscal 2001 and did not take full advantage of the contractual vendor allowances. In addition, our change of advertising strategy to emphasize promotional discounts through newspaper advertising to increase retail customer count resulted in a reduction to the realized gross profit margin during the period.

     Operating and Administrative Expenses

      Operating expenses consist of operating and administrative expenses and also include the costs of store closing and restructuring costs (including the PEP), legal settlements, secondary offering costs and goodwill amortization (in fiscal years prior to 2002). Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.

      Operating expenses increased by approximately $33.9 million to $631.5 million, or 40.0% of net sales, in fiscal 2003 from $597.7 million, or 39.7% of net sales, in fiscal 2002. The following items impacted the comparability of operating expenses for the fiscal years indicated:

•	Net advertising expense in fiscal 2002 included $19.2 million of vendor allowances, which reduced operating expenses and, as a result of EITF 02-16, similar allowances were classified in cost of sales during fiscal 2003.

•	Store closing and other restructuring costs were $7.6 million higher during fiscal 2003 than in fiscal 2002, primarily as a result of charges associated with our change in closed store strategy during the fourth quarter of fiscal 2003 (see Note 13 to the Consolidated Financial Statements).

•	During fiscal 2002, we incurred a charge for workers’ compensation of approximately $4.9 million reflecting increased loss reserves for claims incurred during plan years 1999 through 2001 and claims relating to the acquired PACCAR stores, in response to increasing medical and claims costs, primarily in California.

•	Operating expenses as a percent of sales continue to be favorably impacted by our ability to leverage our fixed operating costs over our increasing sales and our continued focus on expense controls.

      Operating expenses decreased by approximately $11.6 million to $597.7 million, or 39.7% of net sales, in fiscal 2002 from $609.3 million, or 42.3% of net sales, in fiscal 2001. Operating expenses in fiscal 2001 were impacted by the following:

•	Store closing and other restructuring charges of $21.5 million associated with our PEP.

•	Charges of $4.8 million for amortization of goodwill, which in subsequent fiscal years, is no longer amortized.

•	The settlement of a lawsuit for $2.0 million.

     Interest Expense

      Interest expense for fiscal 2003 decreased to $51.0 million from $62.3 million for fiscal 2002. This decrease primarily reflects a $7.0 million reduction in interest expense due to lower average outstanding debt levels throughout the year and a $3.1 million reduction in interest expense as a result of lower average interest rates due, in part, to our 2003 Refinancing.

      Interest expense for fiscal 2002 increased to $62.3 million from $61.6 million for the comparable period of fiscal 2001. Higher average interest rates, primarily on our fixed rated debt, and increased amortization of deferred financing fees as a result of our 2001 Refinancing, increased interest expense. These increases were partially offset by reduced interest expense associated with lower average outstanding debt balances and less vendor interest on accounts payables because of our improved liquidity in fiscal 2002. In addition, during February 2002, we entered into an interest rate swap agreement, which reduced our interest expense by $2.4 million during fiscal 2002.

Loss on Debt Retirement

      In January 2004, we completed a refinancing of our debt that included the redemption of approximately 94% of our outstanding $280.0 million 12% senior notes, the issuance of $225.0 million 7% senior subordinated notes and the amendment of our senior credit facility. In conjunction with these transactions, we incurred a loss on debt retirement of $45.2 million that included early redemption premiums, the write-off of certain deferred financing fees and other direct costs partially offset by a prorata adjustment representing the unamortized gain on a terminated interest rate swap. In June 2003, we refinanced our senior credit facility and redeemed the remaining balance of our outstanding 11% senior subordinated notes. In conjunction with these transactions, we incurred a loss on debt retirement of approximately $4.3 million that included early redemption premiums, the write-off of certain financing fees and other direct costs. As a result of all of these transactions, we recorded a total of $49.5 million in loss on debt retirement during fiscal 2003.

      During fiscal 2002, we redeemed $71.7 million of our 11% senior subordinated notes. In conjunction with this transaction, we incurred a loss on debt retirement of $6.0 million that included early redemption premiums, the write-off of certain financing fees and other direct costs.

      During fiscal 2001, we used the proceeds from a note offering together with borrowings under a $300.0 million credit facility and the gross proceeds of a $50.0 million private placement of 7% convertible subordinated debentures to refinance our prior credit facility. In conjunction with these transactions, we incurred a loss on debt retirement of approximately $5.1 million for the write-off of certain financing fees.

Income Tax Expense

      Income tax expense for fiscal 2003 was $5.3 million or 33.0% of income before income taxes, compared to $12.4 million or 36.3% for fiscal 2002. The effective tax rate in fiscal 2003 is lower than the effective tax rate in fiscal 2002 primarily due to an adjustment of tax reserves in 2003 relating to a matter for which the statute of limitations expired.

      Income tax expense for fiscal 2002 was $12.4 million or 36.3%, compared to an income tax benefit of $10.9 million or 38.7% for fiscal 2001. The effective tax rate in fiscal 2002 is lower than the effective tax rate benefit in fiscal 2001 primarily as a result of 2002 state tax credits.

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

Store Closing Costs

      Under the PEP, we increased the store closing reserve by approximately $13.7 million. Approximately $6.8 million of the charge related to the planned closure of 36 stores based on several factors including market saturation, store profitability, and store size and format. Of these planned closures, 34 were closed as of February 2, 2003 and charges relating to two of the stores were subsequently eliminated from the reserve upon the sale of these stores and the transfer of the lease commitments to the new owner. In addition, we recorded an increase to the reserve for prior years plans of approximately $6.9 million relating to existing closed stores that had longer than anticipated vacancy periods as a result of the continued economic slowdown. The PEP charge also includes a $6.6 million write-down for impairment of leasehold improvements and other store-related property and equipment, which has been recorded as a direct reduction of net property and equipment balances. See Store Closures in a subsequent section of this Management’s Discussion and Analysis of

Financial Condition and Results of Operations for further discussion regarding closed stores and the related impact on our results of operations, liquidity and capital resources.

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

Inventory and Related Charges

      As a part of the PEP, we completed an inventory review to: (1) increase inventory turnover; (2) provide an optimal inventory level at each store location; (3) liquidate inventory not meeting our new asset return levels; and (4) write down the carrying value of inventory relating to the 36 stores planned for closure. As a result of the analysis, we elected to establish a reserve for excess inventories resulting from the decision to eliminate certain product lines and to liquidate inventory from closed stores. In conjunction with this decision, a provision of $17.3 million was recorded to reduce inventory values. In addition, we incurred actual costs of approximately $5.8 million related to labor, warehouse and distribution, freight and other operating costs associated with the inventory review and disposal. These costs are reflected as cost of sales in the accompanying statement of operations for fiscal 2001.

Impact of the PEP

      Based on the initiatives described above, the PEP reduced fiscal 2003 and 2002 operating expenses by approximately $3.5 million, which related to the reduction of certain personnel, communications and transportation costs. We anticipate that these cost savings will be applicable to future years as well. In addition, the stores closed as a result of the PEP incurred operating losses of $0.1 million and $3.6 million for fiscal 2002 and 2001, respectively. Certain of these stores incurred operating losses during fiscal 2002 as a result of their remaining open for a portion of the year. All stores were closed prior to the end of fiscal 2002.

Liquidity and Capital Resources

Recent Events

      In January 2004, we completed a refinancing of our debt that included the redemption of approximately 94% of our outstanding $280.0 million 12% senior notes and the issuance of $225.0 million 7% senior subordinated notes. The new 7% senior subordinated notes mature on January 15, 2014 and require semi-annual interest payments on January 15 and July 15. We also amended our senior credit facility, increasing the amount of our facility by $75.0 million to $400.0 million, consisting of a $255.0 million term loan and a $145.0 million revolving credit facility. The new term loan is to be repaid in eleven installments consisting of nine $1.275 million dollar payments made semiannually beginning in June 2004. The last two payments are for approximately $121.8 million each in December 2008 and at maturity, June 2009. The revolving credit facility matures in June 2008. At February 1, 2004 there were no borrowings under the revolving credit facility. Interest accrues under the new credit facility at a variable rate, which is a function of the spread over the Alternate Base Rate (as defined in the agreement) or the Eurodollar Rate (as defined in the agreement) depending on our borrowing decisions. The senior credit facility that we amended was established in June 2003 when we replaced our $300.0 million senior credit facility with a new $325.0 million senior collateralized, asset based credit facility consisting of a $200.0 million term loan and a $125.0 million revolving credit commitment. We used proceeds from the June 2003 senior credit facility to redeem the remaining $9.5 million in aggregate principal amount of our 11% senior subordinated notes, including accrued and unpaid interest associated therewith. As of February 1, 2004, we were in compliance with the financial covenants and we anticipate meeting all required covenants under our senior credit facility during fiscal 2004.

      In conjunction with the above mentioned transactions, we applied the provisions of EITF 98-14 “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements” for the revolving credit portion of the credit facilities and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” for the term portion of the credit facilities. In total in 2003, we incurred a loss on debt retirement of $49.5 million that included early redemption premiums, the write-off of certain financing fees, a prorata adjustment representing the unamortized fair market value swap adjustment (as noted below) and other direct costs. The carrying value of deferred debt issuance costs totaling $10.3 million (as of the January 2004 transaction date) is being amortized to interest expense over the corresponding life of the respective portion of the senior credit facility or the 7% senior subordinated notes.

      Our intention is to redeem the remaining $14.9 million of the 12% senior notes in December 2004 when callable at 106% of their principal amount plus accrued and unpaid interest. We anticipate that we will incur a charge associated with this transaction of approximately $0.9 million for the redemption premium, write-offs associated with deferred financing fees and fair value adjustment of the related interest rate swap that we entered into in February 2002 as discussed below.

      During February 2002, we entered into an interest rate swap agreement that effectively converted the interest rate payment obligation on $100.0 million of our 12% senior notes to a floating rate in order to hedge the fair value of such notes against potential movements in market interest rates. On June 5, 2003, we terminated the swap agreement and received in consideration thereof the sum of $6.0 million, which represented the fair market value of the swap agreement on that date. Upon redemption in January 2004 of approximately 94% of the 12% senior notes associated with the swap agreement, we wrote off approximately 94% of the unamortized fair market value adjustment as an offset to the loss on debt retirement. The remaining fair market value adjustment is currently reflected on our consolidated balance sheet as part of our long-term debt. This amount will be amortized as an offset to interest expense through the maturity date of the 12% senior notes (June 15, 2006) or will be written off upon their anticipated earlier redemption as described above.

      On April 5, 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set quarterly in arrears, equal to the 6 month LIBOR + 283 basis points. The agreement is for the term of the notes. The hedge will be accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in results of operations. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt are not expected to result in a material impact on net income.

Overview of Liquidity

      Debt is an important part of our overall capitalization. While we are still highly leveraged, our outstanding debt continues to decline. Our outstanding debt balance at the end of fiscal 2003 was $520.3 million, a decrease of $150.5 million from our outstanding debt of $670.8 million at the end of fiscal 2001. Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. We intend to finance our cash requirements with cash flow from operations, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases. The following table outlines certain key financial measures that impact our liquidity ($ in thousands, except ratio):

	February 1,	February 2,	February 3,
	2004	2003	2002

Cash	$37,221	$15,519	$16,084
Availability under revolving credit facility	120,068	54,698	35,885
Working capital	574,862	528,749	498,914
Debt (including capital lease obligations) to equity ratio	1.6	1.7	4.3

      Our cash balance has improved due to higher sales and operating profit and reduced interest expense. The availability under our senior credit facility has increased $100.0 million as a result of our 2003 Refinancing. This increase in availability is partially offset by the outstanding loan balance of our senior credit facility being $53.0 million higher in fiscal 2003 than in fiscal 2002 primarily due to the increase in the term portion of the credit facility and $6.1 million of additional letter of credit commitments relative to fiscal 2002. Finally, our borrowing capacity was $24.5 million lower at February 3, 2003 due to borrowing base restrictions under our prior credit facility.

      At the end of fiscal 2003, we had net working capital of $574.9 million, an increase of $46.1 million, or 8.7%, compared to fiscal 2002. Working capital increased primarily due to: (1) a $21.7 million increase in cash due to our increasing sales and profitability; (2) a $15.5 million increase in inventories consistent with the acquisition of new product types in support of our new merchandise programs; and (3) a $15.6 million increase in receivables primarily as a result of new vendor rebate and cooperative advertising programs. These increases were partially offset by working capital decreases from: (1) a $3.4 million increase in accounts payable relating to increased inventory purchases; (2) a $6.1 million increase in accrued payroll related expenses primarily as a result of increased workers compensation reserves; and (3) a $2.6 million increase in current liabilities due to the required amortization payments on our new term loan.

Analysis of Cash Flows

Operating Activities

      During fiscal 2003, net cash provided by operating activities was $50.6 million compared to $35.9 million of cash provided by operating activities during fiscal 2002. The most significant components of the change are: (1) a cash outflow of $39.2 million during fiscal 2003 related to premiums paid to purchase debt; (2) a cash inflow during fiscal 2003 of $6.0 million associated with the termination of our interest rate swap agreement; and (3) a decrease in cash used to support working capital requirements as inventory growth offset by accounts payable was $12.1 million during fiscal 2003 compared to $18.4 million during fiscal 2002.

      During fiscal 2002, net cash provided by operating activities was $35.9 million compared to $7.9 million of cash used in operating activities during fiscal 2001. The significant components of the change are: (1) net income for fiscal 2002 of $21.8 million compared to a loss of $17.2 million in the fiscal 2001 period, which is partially offset by $25.4 million of non-cash inventory and fixed asset charges during the 2001 period as a result of our PEP; (2) net changes in other assets and liabilities, whereby $44.0 million was used during fiscal 2002 compared to $55.4 million during fiscal 2001; (3) a $4.4 million premium payment made during fiscal 2002 as part of our retirement of $71.7 million of outstanding 11% senior subordinated notes; and (4) an $8.8 million payment made during fiscal 2001 as a result of our settlement of certain class action lawsuits.

Investing Activities

      Net cash used in investing activities totaled $19.2 million in fiscal 2003, compared to $6.6 million used in investing activities during fiscal 2002. Capital expenditures increased to $16.1 million during fiscal 2003 as compared to $9.6 million during the comparable period in fiscal 2002. The increase in capital expenditures relates to the upgrade of certain information systems along with the purchase of certain leased assets. In addition, during the fiscal 2002 period we received $2.2 million in proceeds from certain fixed asset sales and $4.2 million in cash proceeds from the sale of 13 stores in west Texas.

      Net cash used in investing activities totaled $6.6 million in fiscal 2002 compared to $10.1 million used in investing activities during fiscal 2001. The decrease in cash used in investing activities during fiscal 2002 was the result of: (1) $4.2 million in proceeds from the sale of 13 stores in west Texas in fiscal 2002; and (2) $2.6 million less in capital expenditures in fiscal 2002 than in the comparable 2001 period. These sources of cash were offset in part by $3.3 million less in proceeds from assets held for sale in fiscal 2002.

      We have budgeted approximately $20.0 million for capital expenditures for fiscal 2004, primarily for new stores and general corporate purposes. We opened, relocated or expanded 27 stores in fiscal 2003 and expect to open, relocate or expand approximately 45 stores in fiscal 2004. We anticipate that the majority of these stores will be financed under arrangements structured as operating leases that require minimal capital expenditures for fixtures and store equipment. For the remainder of our planned new, relocated or expanded stores, we expect to spend approximately $125,000 per store for leasehold improvements. In addition to capital expenditures, each new store, except for relocated stores, will require an estimated investment in working capital, principally for inventories, of approximately $300,000.

Financing Activities

      Net cash used in financing activities totaled $9.7 million in fiscal 2003, compared to $29.9 million used in financing activities during fiscal 2002. As a result of our 2003 Refinancing, we generated $22.5 million of net financing proceeds. In fiscal 2002, we sold approximately 6.9 million shares of our common stock in an underwritten public offering and used the proceeds to redeem a portion of our 11% senior subordinated notes. The stock sales and note redemption resulted in net cash proceeds of $6.4 million. The most significant components of the change in financing activities year over year relate to: (1) net cash received from the 2003 Refinancing provided $16.1 million more in cash than the sale of stock and note redemption in fiscal 2002; (2) net payments on normal loan activity during fiscal 2003 were $7.0 million higher than net loan payments in fiscal 2002; (3) payments on capital lease obligations in fiscal 2003 were $6.0 million higher than in fiscal 2002 primarily resulting from the buy-out of certain lease obligations; and (4) stock option exercises in fiscal 2003 provided $15.8 million of additional cash year over year. The following table highlights the components of our 2003 Refinancing and its effect on our financing activities for fiscal 2003 ($ in thousands):

		Non-Refinancing
	Refinancing	Activity	Total

Borrowings under senior credit facility	$455,000	$106,000	$561,000
Payments under senior credit facility	(370,000)	(138,000)	(508,000)
Payment of debt issuance costs	(12,905)	—	(12,905)
Retirement of balance of 11% senior subordinated notes	(9,547)	—	(9,547)
Retirement of 94% of 12% senior notes	(265,090)	—	(265,090)
Borrowings under 7% senior subordinated notes	225,000	—	225,000
Payments on capital lease obligations	—	(16,153)	(16,153)
Proceeds from repayment of stockholder receivable	—	269	269
Exercise of stock options	—	15,955	15,955
Other financing activities	—	(224)	(224)

Net cash provided by financing activities	$22,458	$(32,153)	$(9,695)

      Net cash used in financing activities totaled $29.9 million in fiscal 2002 compared to $23.0 million provided by financing activities in fiscal 2001. In fiscal 2002, we issued additional stock and used the proceeds to redeem a portion of our 11% senior subordinated notes. Those fiscal 2002 transactions resulted in net cash proceeds of $6.4 million. In fiscal 2001 we completed a refinancing that provided $37.2 million in net cash proceeds. The most significant components of the change in financing activities year over year relate to: (1) net cash received from the refinancing in fiscal 2001 provided $30.8 million more in cash than the sale of stock and note redemption in fiscal 2002; (2) net payments on normal loan activity during fiscal 2002 were $23.7 million higher than net loan payments in fiscal 2001.

Off-Balance Sheet Arrangements and Contractual Obligations

      We lease our office and warehouse facilities, all but one of our retail stores, and some of our equipment. Certain of the equipment leases are classified as capital leases and, accordingly, the equipment and related obligation are recorded on our balance sheet. However, substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. The majority of these lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. We believe that the long duration of our store leases offer security for our store locations without the risks associated with real estate ownership.

      We currently have leases for our corporate headquarters and an adjacent parking lot with a landlord, which until November 2002, was a related party. Previously we had entered into sale-leaseback or other financing arrangements with related parties. We believe that the terms of the transactions with the related parties were no less favorable than terms we may have been able to receive from independent third parties at the time of the applicable transaction. We also believe that these transactions as a whole are not material to our financial statements. For more information on related party transactions, refer to Note 4 of the Consolidated Financial Statements.

      In order to facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided ($ in thousands):

	Payments Due by Period

		Within			After
Contractual obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$495,013	$2,550	$20,113	$125,588	$346,762
Capital lease obligations	30,994	13,287	13,025	2,816	1,866
Operating lease obligations(2)	746,797	119,034	205,891	153,788	268,084

Total contractual obligations	$1,272,804	$134,871	$239,029	$282,192	$616,712

(1)	See Recent Events for discussion relating to our long-term debt.

(2)	Operating lease obligations are not reduced to reflect sublease income.

      Other commercial commitments consist of standby letters of credit totaling $24.9 million at February 1, 2004, all of which expire in 2004. Our inventory purchase commitments are cancelable and therefore not included in the above table.

Store Closures

      We provide an allowance for estimated costs to be incurred in connection with store closures. On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required projections, it is considered for closure. As a result of our acquisitions over the last several years, we have closed numerous locations as a result of store overlap with previously existing store locations.

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Prior to January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring). No provision was made for employee termination costs. For stores to be relocated, such costs were recognized when an agreement for the new location had been reached with a landlord and site plans met preliminary municipal approvals. During the period that they remained open for business, the rent and other operating expenses for the stores to be closed continued to be reflected in normal operating expenses.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities‘(“ SFAS No. 146”). SFAS No. 146 requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. We have applied SFAS No. 146 prospectively to exit or disposal activities initiated or exit plans substantially modified after December 31, 2002 as required.

      The refinancing completed in the fourth quarter of fiscal 2003 and the ongoing improvement in our operating results have increased our cash flow and financial flexibility, enabling us to pursue an alternate strategy to reduce our current portfolio of closed stores, which includes lease buyouts and foregoing lease extensions on locations that we currently sublease at a marginal profit. This change in strategy requires us to establish a new closed store reserve based upon the guidance in SFAS No. 146 and reverse the existing closed store reserve that was previously established under EITF 94-3. SFAS No. 146 requires that costs under a lease contract for a closed store be recognized at fair value and that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). This change in methodology resulted in a non-cash charge of $12.2 million during the fourth quarter of fiscal 2003. The charge reflects the elimination from the reserve of net sublease income previously recorded for leases with incremental estimated sublease income in excess of the costs of the original lease, partially offset by the discounting of net cash outflow. Sublease income in excess of costs associated with the lease will be recognized in future periods as it is earned.

      As of February 1, 2004, we had a total of 169 store locations included in the allowance for store closing costs. Of this total, 19 locations were vacant and 150 locations were subleased. In addition to these stores, we had 58 service centers of which 5 were vacant and 53 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases, the longest of which runs through January 2018.

      Activity in the allowance for store closings and the related payments for the three fiscal years ended February 1, 2004, including the PEP, is as follows ($ in thousands):

	Fiscal Year

	2003	2002	2001

Balance, beginning of year	$4,422	$6,771	$1,552
Store closing costs:
Adjustment of allowance to reflect change in exit strategy under SFAS No. 146	12,203	—	—
Provision for store closing costs	152	1,314	7,530
Adjustments to prior plans	—	(1,196)	(1,536)
Other revisions in estimates	314	4,908	8,638

Store closing costs, net	12,669	5,026	14,632

Payments:
Rent expense, net of sublease recoveries	(3,303)	(5,030)	(6,051)
Occupancy and other expenses	(859)	(1,837)	(2,839)
Sublease commissions and buyouts	(781)	(508)	(523)

Total payments	(4,943)	(7,375)	(9,413)

Balance, end of year	$12,148	$4,422	$6,771

      During fiscal 2003, we recorded the following: (1) $12.2 million in charges associated with the reversal of the reserve established under EITF 94-3 and the establishment of a new closed store reserve on the basis of our change in exit strategy in accordance with the guidance in SFAS No. 146; (2) $0.2 million in charges under SFAS No. 146 associated with the closure of 13 stores, with the majority closed at the expiration of the master lease; (3) revisions in estimates of $0.3 million (primarily relating to plan year 2001) resulting from changes in estimated vacancy periods and lower realized sublease rates.

      During fiscal 2002, we recorded the following: (1) gross store closing costs of $1.3 million relating to the identification of 25 stores for closure; (2) an adjustment to prior plans of $1.2 million primarily due to management’s decision to utilize a warehouse and storage facility that was previously included within the 1999 plan year accrual in conjunction with purchase accounting adjustments as a result of certain acquisitions; and (3) revisions in estimates of $4.9 million ($3.0 million for plan year 2001, $0.1 million for plan year 2000 and $1.8 million for plan years prior to 2000) relating to existing closed stores that have had longer than anticipated vacancy periods as a result of the continued economic slowdown.

      During fiscal 2001, we recorded the following: (1) gross store closing costs of $7.5 million ($6.8 million from the PEP) relating to the identification of 46 stores for closure; (2) an adjustment to prior plans of $1.5 million due to two stores previously identified for closure under our PEP that were subsequently removed as they were sold and the lease commitments were transferred to the new owner; and (3) revisions in estimates of $8.6 million ($1.3 million for plan year 2000, $0.8 million for plan year 1999 and $6.5 million for plan years prior to 1999) relating to existing closed stores that had longer than anticipated vacancy periods as a result of the economic slowdown.

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Store Count by Fiscal Year	Balance	Added	Amendments	Closed	be Closed

2001	9	46	(2)	(46)	7
2002	7	25	—	(25)	7
2003	7	13	—	(20)	—

      We expect net cash outflows for closed store locations of approximately $4.3 million during fiscal 2004 and the remainder of cash outflows to primarily occur during fiscal 2005, 2006 and 2007. We plan to fund these outflows from normal operating cash flows and borrowings under our senior credit facility. We anticipate that we will close or relocate approximately 20 stores during fiscal 2004. We anticipate that the majority of these closures will occur at the end of the lease terms, resulting in minimal closed store costs. We anticipate total cash outflows relating to these stores of approximately $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.

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

Debt Covenants

      Our credit agreement contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. The Consolidated Leverage Ratio is “Consolidated Total Funded Debt”, as defined in the credit agreement, divided by “Consolidated EBITDA” as defined in the credit agreement. The Interest Coverage Ratio is “Consolidated EBITDA”, as defined in the credit agreement, divided by “cash interest expense”, as defined in the credit agreement. At February 1, 2004, our Consolidated Leverage Ratio was 3.15 to 1.00; and our Interest Coverage Ratio was 3.60 to 1.00, both of which were in compliance with the related covenants. We anticipate meeting all required covenants under our credit agreement in fiscal 2004.

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

Credit Ratings

      Currently, our debt instruments are rated by the major debt rating agencies as shown below:

Description of Debt	Moody’s Rating	Standard & Poor’s

Term loan	Ba2	B+
Revolver	Ba2	B+
12% notes	B2	N/A
7% notes	B2	B-

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

Critical Accounting Matters

      We define a critical accounting matter as one that is both significant to the portrayal of our financial condition and results of operations, and requires management’s most difficult, subjective or complex judgments.

Inventories and Cost of Sales

      Net Realizable Value. Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. Our inventory levels have been generally consistent in recent years and thus, under LIFO, cost of sales reflect the costs of the most currently purchased inventories. Inventory carrying balances on the other hand, reflect the costs relating to prices paid in prior years under the LIFO method. Our costs of acquiring inventories through normal purchasing activities have been moderately decreasing, as our increased size, financial performance and cash flows have enabled us to take advantage of volume discounts and lower product acquisition costs. Accordingly, it costs us less money to replace inventory today than the LIFO balances carried for similar inventory in our financial statements. As a result of the LIFO method of accounting for inventory and the ability to obtain lower product acquisition costs, we recorded reductions to cost of goods sold of $17.3 million, $13.0 million and $9.7 million for fiscal 2003, 2002 and 2001, respectively.

      As a result of the above, the replacement cost of inventories including capitalization was $552.0 million and $560.0 million at February 1, 2004 and February 2, 2003, respectively, as compared to financial statement carrying values of $666.3 million and $650.8 million.

      While financial statement carrying balances are higher than replacement costs, such carrying balances are not higher than the net realizable value amount (“NRV”) we expect to earn by selling the inventory through our retail stores in the normal course of business. Under generally accepted accounting principles, NRV reflects the expected selling price of the inventories, less selling costs and a normal profit margin to compute our NRV floor.

      We evaluate the difference between carrying balances and the NRV of our inventories at each balance sheet reporting date. At February 1, 2004, we estimated that the NRV of our inventories exceeded carrying balances by approximately $10.0 million.

      Vendor programs. Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. We recognize vendor rebates, discounts and allowances based on the terms of written agreements generally as inventory is sold. A few of our agreements have several year terms thus requiring recognition over an extended period.

      At each balance sheet reporting date, we reduce inventory-carrying balances by an estimate of purchase discounts and volume rebates that remain in ending inventory at period end, based upon inventory turnover rates. Such discounts and rebates reduced inventory balances by approximately $28.1 million and $24.2 million as of February 1, 2004 and February 2, 2003, respectively.

      Inventory handling costs. Certain operating and administrative costs associated with purchasing and handling of inventory are capitalized in inventories. The amounts of such costs included in inventories as of February 1, 2004 and February 2, 2003 were approximately $34.5 million and $33.0 million, respectively.

Deferred Tax Asset

      Included in our net deferred tax liability are deferred tax assets of $25.2 million as of February 1, 2004, reflecting the benefit of federal and state tax loss carryforwards approximating $65.6 million and $34.8 million, which begin to expire in 2015 and 2008, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Accordingly, we believe that no valuation allowance is required for deferred tax assets.

Legal Matters

      During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned a battery core to our stores. The Board believes that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. Based on the Board’s position, we could be responsible for the sales tax and related interest associated with this matter for the audited periods of October 1997 through September 2000, plus the additional unaudited time period through December 2002, when we changed our business practices in this area. We believe that we have a strong basis under California law for disputing the payment of this assessment and filed a Petition for Redetermination with the Board in October 2003. Our practices through December 2002 relative to the handling of taxes on battery cores had been consistent for over a decade, and it is our position that our consistent treatment of battery core charges, together with prior tax audits and tax auditors’ written commentary concerning our handling of such charges, permits us to rely upon precedent set in prior audits. Reliance on prior audits is a position that is supportable under California law. We also have other defenses, and intend to vigorously defend our position with regard to this matter. We have not recorded a liability for the potential sales tax and related interest payments in our consolidated financial statements.

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

Self-Insurance Reserves

      We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, we are responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred losses, we utilize loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. During fiscal 2002 we recorded $4.9 million of workers’ compensation expense reflecting increased loss reserves for claims incurred during plan years 1999 through 2001 and claims relating to the acquired PACCAR stores, in response to increasing medical and claims costs, primarily in California. Our self-insurance reserves approximated $17.6 million and $14.2 million at February 1, 2004 and February 2, 2003, respectively, and are included with current liabilities in the accompanying Consolidated Balance Sheets.

Store Closing Costs

      If a store location does not meet our required standards, it is considered for closure. We provide an allowance for estimated costs to be incurred in connection with store closures. We establish this allowance based on an assessment of market conditions for rents and include assumptions for vacancy periods and sublease rentals. In fiscal years 2002 and 2001, we were required to make adjustments of $4.9 million and $8.6 million, respectively, to the allowance because actual market conditions were different from the assumptions we made at the time we established the allowance. We may be required to make further adjustments in future periods.

      There are several significant assumptions that underlie the estimates inherent in the closed store reserve. These assumptions include: (1) real estate broker estimates for vacancy periods and estimated sublease rates based on the broker’s experience and expertise; (2) estimates for occupancy expenses based on historical averages and, in the case of real estate taxes, subject to changes by taxing authorities; and (3) credit adjusted discount rates. Accordingly, we continuously review these assumptions and revise the reserve as necessary.

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

Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. We adopted SFAS No. 143 on February 3, 2003. The adoption of this standard did not have an impact on our consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 addresses, among other things, the reporting of debt extinguishments. We adopted SFAS No. 145 on February 3, 2003. Consistent with SFAS No. 145, any gain or loss on extinguishment of debt that previously would have been classified as an extraordinary item and does not meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item shall be presented as an ordinary item before the provision for income taxes. Under SFAS No. 145, prior periods must be reclassified to be comparable. In fiscal 2003, we recorded a loss on debt retirement of $49.5 million in our consolidated statement of operations as a component of income before income taxes. Accordingly, for fiscal 2002 and 2001, we reclassified pretax amounts of $6.0 million and $5.1 million, respectively, and presented them as losses on debt retirement in our consolidated statements of operations as a component of income before income taxes.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN No. 45 disclosure requirements were effective for our year ended February 2, 2003 and the initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after February 2, 2003. In the ordinary course of our business, from time to time, we enter into agreements with unrelated parties, which may contain indemnity obligations triggered by pre-existing conditions, or our prior performance (e.g., environmental contamination) or third party acts. These indemnification provisions are the result of negotiated transactions and, in each such case, we have determined that the indemnity obligation is acceptable based on one or more factors, including the existence of an indemnification in our favor by an unrelated third party, availability of insurance coverage, the remote possibility that the triggering event would occur, and/or the determination that the cost of performing the indemnity obligation would not be significant. We are not aware of the occurrence of any triggering event or condition that would have a material adverse impact on our financial statements as a result of an indemnity obligation relating to any such triggering event or condition. Accordingly, the adoption of FIN No. 45 is not expected to have a material impact on our financial condition or results of operations.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the primary beneficiary). FIN No. 46 must be applied to all the Company’s existing relationships no later than the first quarter of fiscal 2004. We are in process of completing our analysis; however, we do not expect that FIN No. 46 will have a material impact on our consolidated financial statements.

      In March 2003, the EITF of the FASB reached consensus on certain matters discussed in EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 states that allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, to be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred. During the first quarter of fiscal 2003, we adopted the provisions of EITF 02-16 and implemented a policy of considering all cooperative advertising arrangements and other vendor allowances to be a reduction of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business.

      For fiscal 2002 and fiscal 2001, vendor allowances totaling approximately $19.2 million and $20.0 million, respectively, were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16. The following table adjusts the amounts reported for cost of sales, gross margin and operating and administrative expenses from fiscal 2002 and fiscal 2001 to be comparable with current requirements of EITF 02-16:

	Fiscal 2002		Fiscal 2001

		Adjusted for		Adjusted for
	As Reported	EITF 02-16	As Reported	EITF 02-16

	($ in thousands)
Cost of sales	806,461	787,277	790,585	770,583
Cost of sales, percent to sales	53.5%	52.3%	55.0%	53.6%
Gross profit	700,185	719,369	648,000	668,002
Gross profit, percent to sales	46.5%	47.7%	45.0%	46.4%
Operating and administrative expense	597,656	616,840	609,333	629,335
Operating and administrative expense, percent to sales	39.7%	40.9%	42.4%	43.7%

      The change in accounting principle had no impact on cash flow. We do not expect EITF 02-16 to have a material impact on our future net income.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The standard improves the accounting for certain financial instruments that, under previous guidance, companies could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard was effective for interim periods beginning after June 15, 2003. The adoption of this standard did not have an impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Financial market risks relating to our operations result primarily from changes in interest rates. We hold no securities for purposes of trading. Interest earned on our cash equivalents as well as interest paid on our variable rate debt is sensitive to changes in interest rates. In February 2002, we entered into an interest rate swap agreement, which converted the interest payment obligation on $100.0 million of our 12% senior notes to a floating rate. On June 5, 2003, we terminated this swap agreement and received in consideration thereof the sum of $6.0 million. In January 2004, we redeemed approximately 94% of the notes associated with this swap agreement and recorded as an offset to our loss on debt retirement, 94% of the unamortized balance of the amount received for the rate swap termination. The remaining balance will be amortized as an offset to interest expense through the maturity date of the 12% senior notes (June 15, 2006) or written off upon their earlier redemption. Our variable rate debt relates to borrowings under our senior credit facility, which is primarily vulnerable to movements in the LIBOR rate. Our variable and fixed rate debt at February 1, 2004 consisted of the following ($ in thousands):

		Average
		Interest	Fixed or
Debt Facility	Balance	Rate	Variable

Senior credit facility term loan	$255,000	4.2%	Variable
Senior credit facility revolver	—	5.1%	Variable
12% senior notes	14,910	11.9%*	Fixed
Unamortized original issue discount on 12% senior notes	(149)
Fair market value of rate swap on $100.0 million of 12% senior notes (SFAS No. 133 hedge accounting adjustment)	252
7% senior subordinated notes	225,000	7.0%	Fixed

Total debt (less capital leases)	$495,013

*	The coupon rate of these notes is 12%; however the effective interest rate is 11.9% due to amortization of the original issue discount net of the reduction in interest expense resulting from the interest rate swap.

      At February 1, 2004, 52% of our outstanding debt was at variable interest rates and 48% of our outstanding debt was at fixed interest rates. With $255.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is indexed would result in a $2.6 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

      During April 2004, we entered into an interest rate swap agreement to convert $100.0 million of our 7% Senior Notes due 2014 to a floating rate, set quarterly in arrears, equal to the 6 month LIBOR + 283 basis points. The agreement is for the term of the notes. The hedge will be accounted for and recognized in results of operations as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our balance sheet. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt are not expected to result in a material impact on net income. Assuming the interest rate swap was in effect at the end of fiscal 2003, approximately 72% of our outstanding debt would have been variable. A 1% change in the LIBOR rate would result in a $3.6 million change in our annual interest expense.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors and Stockholders

     of CSK Auto Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CSK Auto Corporation and its subsidiaries at February 1, 2004 and February 2, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for vendor allowances effective February 3, 2003 and its method of accounting for goodwill effective February 4, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

March 18, 2004, except as to Note 19,
for which the date is April 5, 2004

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

	(in thousands, except share and per share data)
Net sales	$1,578,056	$1,506,646	$1,438,585
Cost of sales	829,900	806,461	790,585

Gross profit	748,156	700,185	648,000
Other costs and expenses:
Operating and administrative	618,879	592,630	580,134
Store closing costs and other restructuring costs	12,669	5,026	22,392
Legal settlement	—	—	2,000
Goodwill amortization	—	—	4,807

Operating profit	116,608	102,529	38,667
Interest expense	50,991	62,261	61,608
Loss on debt retirement	49,494	6,008	5,101

Income (loss) before income taxes	16,123	34,260	(28,042)
Income tax expense (benefit)	5,326	12,448	(10,850)

Net income (loss)	$10,797	$21,812	$(17,192)

Basic earnings (loss) per share:
Net income (loss) per share	$0.24	$0.54	$(0.61)

Shares used in computing per share amounts	45,657,710	40,634,522	28,390,582

Diluted earnings (loss) per share:
Net income (loss) per share	$0.23	$0.54	$(0.61)

Shares used in computing per share amounts	45,963,555	40,751,802	28,390,582

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 1,	February 2,
	2004	2003

	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$37,221	$15,519
Receivables, net of allowances of $1,577 and $2,736, respectively	136,523	120,966
Inventories	666,263	650,783
Deferred income taxes	787	—
Prepaid expenses and other current assets	21,123	14,871

Total current assets	861,917	802,139

Property and equipment, net	124,813	130,745
Leasehold interests, net	12,278	14,017
Goodwill	127,069	127,069
Other assets, net	27,388	27,379

Total assets	$1,153,465	$1,101,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$177,150	$173,757
Accrued payroll and related expenses	47,498	41,421
Accrued expenses and other current liabilities	49,617	41,602
Deferred income taxes	—	6,006
Current maturities of amounts due under Senior Credit Facility	2,550	—
Current maturities of capital lease obligations	10,240	10,604

Total current liabilities	287,055	273,390

Long-term debt	492,463	492,607
Obligations under capital leases	15,017	21,756
Deferred income taxes	13,121	3,464
Other liabilities	14,251	7,950

Total non-current liabilities	534,852	525,777

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 46,497,936 and 45,148,230 shares issued and outstanding at February 1, 2004 and February 2, 2003, respectively	465	452
Additional paid-in capital	466,576	448,279
Stockholder receivable	(73)	(342)
Accumulated deficit	(135,410)	(146,207)

Total stockholders’ equity	331,558	302,182

Total liabilities and stockholders’ equity	$1,153,465	$1,101,349

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

	(in thousands, except share data)
Balances at February 4, 2001	27,841,178	$278	$291,063	$(745)	$(156)	$(150,827)	$139,613
Amortization of deferred compensation	—	—	—	—	156	—	156
Conversion of note, net of costs	4,524,886	45	30,701	—	—	—	30,746
Issuances of restricted stock	3,764	—	—	—	—	—	—
Beneficial conversion feature of note	—	—	900	—	—	—	900
Recovery of stockholder receivable	—	—	—	59	—	—	59
Exercise of options	918	1	3	—	—	—	4
Net loss	—	—	—	—	—	(17,192)	(17,192)

Balances at February 3, 2002	32,370,746	$324	$322,667	$(686)	$—	$(168,019)	$154,286
Conversion of debentures, net of costs	5,753,740	58	46,058	—	—	—	46,116
Common stock issued in lieu of cash interest paid	136,580	1	1,408	—	—	—	1,409
Stock offering, net of costs	6,878,300	69	78,073	—	—	—	78,142
Issuances of loan to stockholder	—	—	—	(125)	—	—	(125)
Recovery of stockholder receivable	—	—	—	469	—	—	469
Retirement of common stock	(11,952)	—	(137)	—	—	—	(137)
Exercise of options	17,604	—	167	—	—	—	167
Issuances of restricted stock	3,212	—	43	—	—	—	43
Net income	—	—	—	—	—	21,812	21,812

Balances at February 2, 2003	45,148,230	$452	$448,279	$(342)	$—	$(146,207)	$302,182

Exercise of options	1,348,279	13	15,942	—	—	—	15,955
Tax benefit relating to stock option exercises	—	—	2,333	—	—	—	2,333
Recovery of stockholder receivable	—	—	—	269	—	—	269
Issuances of restricted stock	1,427	—	22	—	—	—	22
Net income	—	—	—	—	—	10,797	10,797

Balances at February 1, 2004	46,497,936	$465	$466,576	$(73)	$—	$(135,410)	$331,558

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$10,797	$21,812	$(17,192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	30,290	31,746	32,799
Amortization of deferred financing costs	3,961	5,292	3,741
Amortization of other items	3,943	3,820	8,347
Accretion of debt discount	906	902	98
Provision for write down of inventory	—	—	17,292
Losses on disposal of property, equipment and other assets	722	901	8,133
Premium paid on early retirement of debt	(39,176)	(4,368)	—
Loss on debt retirement	49,494	6,008	5,101
Loss on sale of stores	—	847	—
Deferred income taxes	2,864	12,927	(10,869)
Amortization of long term debt fair market value adjustment	(1,233)	—	—
Tax benefit relating to stock option exercises	2,333	—	—
Proceeds from interest rate swap termination	6,031	—	—
Change in operating assets and liabilities:
Receivables	(15,557)	(36,175)	(15,067)
Inventories	(15,480)	(34,827)	(16,316)
Prepaid expenses and other current assets	(6,252)	4,976	(771)
Accounts payable	3,393	16,473	(32,024)
Accrued payroll, accrued expenses and other current liabilities	13,266	6,715	9,240
Other operating activities	312	(1,130)	(426)

Net cash provided by (used in) operating activities	50,614	35,919	(7,914)

Cash flows from investing activities:
Capital expenditures	(16,056)	(9,573)	(12,200)
Proceeds from sale of property and equipment and assets held for sale	26	2,188	5,454
Proceeds from sale of stores	—	4,217	—
Other investing activities	(3,187)	(3,384)	(3,397)

Net cash used in investing activities	(19,217)	(6,552)	(10,143)

Cash flows from financing activities:
Borrowings under senior credit facility	561,000	297,000	538,000
Payments under senior credit facility	(508,000)	(322,000)	(837,480)
Payment of debt issuance costs	(12,905)	(1,483)	(22,019)
Issuance of convertible subordinated notes and debentures	—	—	80,000
Borrowings under 12% senior notes	—	—	275,317
Retirement of 12% senior notes	(265,090)	—	—
Borrowings under 7% senior subordinated notes	225,000	—	—
Partial retirement of 11% senior subordinated notes	(9,547)	(71,703)	—
Payments on capital lease obligations	(16,153)	(10,167)	(10,149)
Issuance of common stock in public offering	—	82,540	—
Underwriters discount and other offering costs	—	(4,398)	—
Proceeds from exercise of stock options	15,955	168	4
Loan to stockholders	—	(125)	—
Proceeds from repayment of stockholder receivable	269	334	29
Other financing activities	(224)	(98)	(692)

Net cash provided by (used in) financing activities	(9,695)	(29,932)	23,010

Net increase (decrease) in cash and cash equivalents	21,702	(565)	4,953
Cash and cash equivalents, beginning of period	15,519	16,084	11,131

Cash and cash equivalents, end of period	$37,221	$15,519	$16,084

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	51,581	57,315	56,776
Income taxes	2,166	383	—
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	9,050	4,450	8,075
Conversion of subordinated debt to equity (including interest)	—	48,070	30,746
Beneficial conversion feature of debentures	—	—	900

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      CSK Auto Corporation is a holding company. At February 1, 2004, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly-owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us” or “our”.

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At February 1, 2004, we operated 1,114 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schucks Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

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

Basis of Presentation

      As more fully explained in Note 8, bank borrowings by Auto are guaranteed by the Company, which guarantee is full and unconditional. Auto.com and AIS (collectively, the Subsidiary Guarantors) have also jointly and severally guaranteed such debt on a full and unconditional basis. CSK Auto Corporation is a holding company and has no other direct subsidiaries or independent assets or operations. The Subsidiary Guarantors are minor subsidiaries and have no significant independent operations. Summarized financial statements and other disclosures concerning each of Auto and the Subsidiary Guarantors are not presented because management believes that they are not material to investors. The consolidated amounts in the accompanying financial statements are representative of the combined guarantors and issuer.

      Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. This had no impact on previously reported financial position, results of operations or cash flow.

Fiscal Year

      Our fiscal year end is on the Sunday nearest to January 31 of the following calendar year. The fiscal year ended February 1, 2004 (fiscal 2003) and the fiscal year ended February 2, 2003 (fiscal 2002) and the fiscal year ended February 3, 2002 (fiscal 2001) each consisted of 52 weeks.

Revenue Recognition

      We recognize sales upon the delivery of products to our customers, which generally occurs at our retail store locations. For certain commercial customers, we also deliver products to customer locations. All retail and commercial sales are final upon delivery of products. However, as a convenience to the customer and as typical of most retailers, we will accept merchandise returns. We generally limit the period of time within which products may be returned to 30 days and require returns to be accompanied by original packaging and a sales receipt. Net sales presented in the accompanying financial statements are reduced for sales returns, which have been estimated by management based upon historical activity.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our vendors are primarily responsible for warranty claims. Our net costs relative to merchandise and service warranties are not material.

Cash Equivalents

      Cash equivalents consist primarily of certificates of deposit with maturities of three months or less when purchased.

Fair Value of Financial Instruments

      Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and short-term borrowings approximate fair value. The fair value of long-term debt and derivative financial instruments is disclosed in Note 16.

Derivative Financial Instruments

      Our fixed to floating interest rate swap agreement is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and is recorded on the balance sheet at its fair value. Changes in the fair value of the swap and the hedged item are recognized in earnings. Our swap meets the criteria to assume no hedge ineffectiveness. The fair value of our derivative was determined from current market prices. See Note 9.

Receivables

      Receivables are primarily comprised of amounts due from vendors for rebates or allowances and amounts due from commercial sales customers. We record an estimated provision for bad debts based on a percentage of sales and review the allowance quarterly for adequacy. Specific accounts are written off against the allowance when management determines the account is uncollectible.

Concentration of Credit Risk

      Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. As of February 1, 2004, we had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, we have not experienced any loss of our cash and cash equivalents due to such concentration of credit risk.

      We do not hold collateral to secure payment of our trade accounts receivable. However, management performs ongoing credit evaluations of our customers’ financial condition and provides an allowance for estimated potential losses. Exposure to credit loss is limited to the carrying amount.

Vendor Allowances

      Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. We recognize vendor rebates, discounts and allowances based on the terms of written agreements generally as inventory is sold. Certain of our agreements have several year terms, thus requiring recognition over an extended period.

      At each balance sheet reporting date, we reduce inventory-carrying balances by an estimate of purchase discounts and volume rebates that remain in ending inventory at period end, based upon inventory turnover rates. Such discounts and rebates reduced inventory balances by approximately $28.1 million and $24.2 million as of February 1, 2004 and February 2, 2003, respectively.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For fiscal 2002 and 2001, vendor allowances totaling approximately $19.2 million and $20.0 million, respectively, were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16. The following table adjusts the amounts reported for cost of sales, gross margin and operating and administrative expenses from fiscal years 2002 and 2001 to be comparable with current requirements of EITF 02-16:

	Fiscal Year 2002		Fiscal Year 2001

		Adjusted for		Adjusted for
	As Reported	EITF 02-16	As Reported	EITF 02-16

	($ in thousands)
Cost of sales	806,461	787,277	790,585	770,583
Cost of sales, percent to sales	53.5%	52.3%	55.0%	53.6%
Gross profit	700,185	719,369	648,000	668,002
Gross profit, percent to sales	46.5%	47.7%	45.0%	46.4%
Operating and administrative expense	597,656	616,840	609,333	629,335
Operating and administrative expense, percent to sales	39.7%	40.9%	42.4%	43.7%

      The change in accounting principle had no impact on cash flow.

Inventories and Cost of Sales

      Net Realizable Value. Inventories are valued at the lower of cost or market, cost being determined utilizing the last-in, first-out (LIFO) method. Our inventory levels have been generally consistent in recent years and thus, under LIFO, cost of sales reflect the costs of the most currently purchased inventories. Inventory carrying balances on the other hand, reflect the costs relating to prices paid in prior years under the LIFO method. Our costs of acquiring inventories through normal purchasing activities have been moderately decreasing, as our increased size, financial performance and cash flows have enabled us to take advantage of volume discounts and lower product acquisition costs. Accordingly, it costs us less money to replace inventory today than the LIFO balances carried for similar inventory in our financial statements. As a result of the LIFO method of accounting for inventory and the ability to obtain lower product acquisition costs, we recorded reductions to cost of goods sold of $17.3 million, $13.0 million and $9.7 million for fiscal 2003, 2002 and 2001, respectively.

      As a result of the above, the replacement cost of inventories including capitalization was $552.0 million and $560.0 million at February 1, 2004 and February 2, 2003, respectively, as compared to financial statement carrying values of $666.3 million and $650.8 million.

      While financial statement carrying balances are higher than replacement costs, such carrying balances are not higher than the net realizable value amount (“NRV”) we expect to earn by selling the inventory through our retail stores in the normal course of business. Under generally accepted accounting principles, NRV reflects the expected selling price of the inventories, less selling costs and a normal profit margin to compute our NRV floor.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We evaluate the difference between carrying balances and the NRV of our inventories at each balance sheet reporting date. At February 1, 2004, we estimated that the NRV of our inventories exceeded carrying balances by approximately $10.0 million.

      Inventory handling costs. Certain operating and administrative costs associated with purchasing and handling of inventory are capitalized in inventories. The amounts of such costs included in inventories as of February 1, 2004 and February 2, 2003 were approximately $34.5 million and $33.0 million, respectively.

Property and Equipment

      Property and equipment, including purchased software, are recorded at cost. Depreciation and amortization are computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related assets, which range from 5 to 25 years, or for leasehold improvements and property under capital leases, the base lease term or estimated useful life, if shorter. Maintenance and repairs are charged to earnings when incurred. When property and equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss.

Internal Software Development Costs

      Certain internal software development costs are capitalized and amortized over the life of the related software. Amounts capitalized during fiscal 2003, 2002 and 2001 were $3.3 million, $2.8 million and $3.0 million, respectively. Accumulated amortization as of February 1, 2004 and February 2, 2003 was $6.4 million and $4.3 million, respectively.

Goodwill and Other Intangible Assets

      Beginning with fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Prior to fiscal 2002, goodwill was amortized on a straight-line basis over periods ranging from 20 to 30 years, depending on the business acquired. See Note 7 for the impact of this change on the statement of operations.

      Other intangible assets consist of leasehold interests representing the discounted net present value of the excess of the fair rental value over the respective contractual rent of facilities under operating leases acquired in business combinations. Amortization expense is computed on a straight-line basis over the respective lease terms. See Note 7 for the impact of this amortization on the statement of operations.

Impairment of Other Long-Lived Assets

      Long-lived assets and identifiable intangible assets to be held and used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event assets are impaired, losses are recognized based on the excess carrying amount over the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair market value less selling costs.

Store Closing Costs

      We provide an allowance for estimated costs to be incurred in connection with store closures and losses on the disposal of store-related assets, which is net of anticipated sublease income. Prior to January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. On January 1, 2003, we adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”. See Note 13.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

      Advertising costs are expensed as incurred. Amounts due under vendor cooperative advertising agreements are recorded as receivables. Advertising expense for fiscal 2003, 2002 and 2001 totaled $48.0 million, $25.6 million and $20.4 million, net of vendor funded cooperative advertising, respectively.

Preopening Costs

      Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Self-Insurance Reserves

      We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, we are responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred losses, we utilize loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Our self-insurance reserves approximated $17.6 million and $14.2 million at February 1, 2004 and February 2, 2003, respectively, and are included with current liabilities in the accompanying Consolidated Balance Sheets.

Income Taxes

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts (temporary differences) at each year-end based on enacted tax laws and statutory rates applicable to the period in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities. Income tax expense reflects our best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded.

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

      We have stock-based employee compensation plans, which are described more fully in Note 11. We continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No material stock-based employee compensation expense is reflected in net income (loss) for fiscal 2003, 2002, or 2001 as the intrinsic value of all options granted under those plans was zero. The following table illustrates the effect on net income (loss) and earnings

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” ($ in thousands except per share amounts):

	Fiscal Year

	2003	2002	2001

Net income (loss) — as reported	$10,797	$21,812	$(17,192)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(734)	(3,438)	(2,331)

Net income (loss) — pro forma	$10,063	$18,374	$(19,523)

Earnings (loss) per share — basic:
As reported	$0.24	$0.54	$(0.61)
Pro forma	0.22	0.45	(0.69)
Earnings (loss) per share — diluted:
As reported	$0.23	$0.54	$(0.61)
Pro forma	0.22	0.45	(0.69)

      The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model and is based upon the following assumptions:

	Fiscal Year

	2003	2002	2001

Dividend yield	0%	0%	0%
Risk free interest rate	2.54 - 3.25%	3.04 - 4.56%	4.15 - 4.92%
Expected life of options	6 years	6 years	6 years
Expected volatility	22% - 32%	46%	55%

Earnings (Loss) per Share

      SFAS No. 128 “Earnings Per Share,” requires earnings per share (“EPS”) to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

	(in thousands)
Weighted average shares outstanding (basic)	45,658	40,635	28,391
Effects of dilutive stock options	306	117	—

Weighted average shares outstanding (diluted)	45,964	40,752	28,391

Shares excluded as a result of anti-dilution:
Stock options	512	2,086	2,440
Conversion of debentures	—	1,680	3,976

Total shares excluded	512	3,766	6,416

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. We adopted SFAS No. 143 on February 3, 2003. The adoption of this standard did not have an impact on our consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 addresses, among other things, the reporting of debt extinguishments. We adopted SFAS No. 145 on February 3, 2003. Consistent with SFAS No. 145, any gain or loss on extinguishment of debt that previously would have been classified as an extraordinary item and does not meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item shall be presented as an ordinary item before the provision for income taxes. Under SFAS No. 145, prior periods must be reclassified to be comparable. Accordingly, we presented losses on debt retirement of $49.5 million, $6.0 million and $5.1 million in fiscal years 2003, 2002, and 2001, respectively, as a separate line in our consolidated statements of operations as a component of income before income taxes.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The standard improves the accounting for certain financial instruments that, under previous guidance, companies could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard was effective for interim periods beginning after June 15, 2003. The adoption of this standard did not have an impact on our financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN No. 45 disclosure requirements were effective for our year ended February 2, 2003 and the initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after February 2, 2003. In the ordinary course of our business, from time to time, we enter into agreements with unrelated parties, which may contain indemnity obligations triggered by pre-existing conditions, or our prior performance (e.g., environmental contamination) or third party acts. These indemnification

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions are the result of negotiated transactions and, in each such case, we have determined that the indemnity obligation is acceptable based on one or more factors, including the existence of an indemnification in our favor by an unrelated third party, availability of insurance coverage, the remote possibility that the triggering event would occur, and/or the determination that the cost of performing the indemnity obligation would not be significant. We are not aware of the occurrence of any triggering event or condition that would have a material adverse impact on our financial statements as a result of an indemnity obligation relating to any such triggering event or condition. Accordingly, the adoption of FIN No. 45 is not expected to have a material impact on our financial condition or results of operations. See Note 17.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest entities, an interpretation of ARB 51”. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the primary beneficiary). FIN No. 46 must be applied to all the company’s existing relationships no later than the first quarter of fiscal 2004. We are in process of completing our analysis; however, we do not expect that FIN No. 46 will have a material impact on our consolidated financial statements.

Note 3 —	Business Disposition

      During fiscal 2002, we sold 13 stores in Texas. The stores were sold because they were geographically remote from our other operations. This transaction resulted in net cash proceeds of $4.2 million and a loss upon sale of $0.8 million.

Note 4 —	Transactions and Relationships with Related Parties

Sale of Stock by Affiliates

      During January 2004 and September 2003, entities associated with or organized by Investcorp, S.A., formerly one of the Company’s principal stockholders, sold approximately 2.6 million and 3.0 million shares, respectively, of CSK Auto Corporation common stock. We did not receive any proceeds from the sale of such stock nor did this transaction result in share dilution. As a result of previously established agreements with the selling stockholders, we incurred expenses related to these transactions of $0.2 million.

      On July 2, 2002, an entity affiliated with the Carmel Group (“Carmel”), a former stockholder group of ours, sold 2.6 million shares of CSK Auto Corporation stock in a secondary offering. On November 20, 2002, the Carmel stockholders sold their remaining approximately 3.0 million shares of CSK Auto Corporation common stock in an underwritten offering. We did not receive any proceeds from the sales of common stock by Carmel and incurred approximately $0.5 million of accounting, legal and miscellaneous expenses. Upon the sale by Carmel of all of their shares, a stockholders’ agreement originally executed in 1996 and subsequently amended, was terminated, except with respect to certain registration rights.

Lease Transactions

      We have in the past entered into several lease agreements with parties who were then, but no longer are, related parties, for approximately 125,000 square feet of office space and real property and certain store fixtures. These lease agreements are subject to certain inflation-based adjustments that could affect the rent expense in future periods. The agreements are with entities affiliated with Carmel, previously one of our principal stockholders (see above). The table

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below describes our lease transactions with former related parties and, for fiscal 2003, includes annual amounts even though the related party relationship ended on November 20, 2002 ($ in thousands):

			Fiscal Year Rent Expense

Description	Beginning Date	Ending Date	2003	2002	2001

Corporate headquarters	October 1989	October 2012	$1,673	$1,673	$1,536
Corporate office space	April 1995	October 2012	792	792	725
Headquarters parking lot	April 1995	October 2012	63	63	63
Fixture sale-leaseback(1)	July 1996	July 2001	—	—	192

			$2,528	$2,528	$2,516

(1)	Represents a sale-leaseback transaction for $1.9 million in funding which was paid off in July 2001.

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

Other Transactions

      In December 2001, in connection with the refinancing of our then existing credit facility, we sold $50.0 million aggregate principal amount of 7% convertible subordinated debentures due December 2006 (the convertible debentures) and related contingently exercisable warrants (the make-whole warrants), consisting of $30.0 million in principal amount and one make-whole warrant to Investcorp CSK Holdings L.P., an affiliate of Investcorp S.A., which through its relationship with several of our stockholders was at that time deemed to be one of our principal stockholders, and $20 million in principal amount and one make-whole warrant to an unrelated third party investor in a private placement. Interest on the debentures was payable quarterly, either in cash or, at our election, additional shares of our common stock. The convertible debentures and make-whole warrants issued to Investcorp CSK Holdings L.P. were on the same terms as those issued to the unrelated third party. On May 20, 2002, we converted these debentures for both Investcorp CSK Holdings L.P. and the third party into approximately 5.75 million shares of our common stock (approximately 3.45 million shares to Investcorp CSK Holdings L.P. and 2.3 million shares to the third party), based on a conversion price of $8.69 per share. In addition, we elected to pay interest on the debentures in additional shares of CSK Auto Corporation common stock in lieu of cash. Of the additional interest shares issued, 105,708 were issued during the first quarter of fiscal 2002 and 30,872 were issued during the second quarter of fiscal 2002.

Note 5 — Receivables

      Accounts receivable consist of the following ($ in thousands):

	February 1,	February 2,
	2004	2003

Trade receivables from commercial and other customers	$15,773	$19,801
Amounts due under vendor rebate programs and cooperative advertising arrangements	118,605	100,385
Landlord and subtenant receivables	2,564	1,918
Other	1,158	1,598

Gross receivables	138,100	123,702
Allowance for doubtful accounts	(1,577)	(2,736)

Net accounts receivable	$136,523	$120,966

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We reflect amounts to be paid or credited to us by vendors as receivables. Pursuant to contract terms, we in certain circumstances have the right to offset vendor receivables against corresponding accounts payable, thus minimizing the risk of non-collection of these receivables.

Note 6 — Property and Equipment

      Property and equipment are comprised of the following ($ in thousands):

	February 1,	February 2,
	2004	2003	Estimated Useful Life

Land	$348	$348
Buildings	413	413	25 years
Leasehold improvements	99,496	95,949	15 years or life of lease
Furniture, fixtures and equipment	125,900	119,689	10 years
Property under capital leases	87,434	93,193	5 – 15 years or life of lease
Purchased software	12,070	11,347	5 years

	325,661	320,939
Less: accumulated depreciation and amortization	(200,848)	(190,194)

Property and equipment, net	$124,813	$130,745

      Accumulated amortization of property under capital leases totaled $66.1 million and $66.0 million at February 1, 2004 and February 2, 2003, respectively.

      We evaluate the carrying value of long-lived assets on a quarterly basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.

Note 7 — Goodwill and Other Intangibles

      We adopted SFAS No. 142 effective February 4, 2002. SFAS No. 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. We completed the transitional impairment test during the second quarter of 2002 and determined that there was no impairment of existing goodwill. We complete our annual impairment test as of the last day of each fiscal year. In accordance with SFAS No. 142, we ceased amortization of our remaining goodwill upon adoption of the standard on February 4, 2002.

      SFAS No. 142 requires the presentation of net income (loss) and related earnings (loss) per share data adjusted for the effect of goodwill amortization. The following table provides net income (loss) and earnings (loss) per share data for

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2003, 2002 and 2001 to illustrate the impact of goodwill amortization on the results of fiscal 2001 ($ in thousands except per share amounts):

	Fiscal Year

	2003	2002	2001

Reported net income (loss)	$10,797	$21,812	$(17,192)
Add: goodwill amortization, net of tax	—	—	2,947

Pro forma net income (loss)	$10,797	$21,812	$(14,245)

Basic earnings per share:
Earnings (loss) per share as reported	$0.24	$0.54	$(0.61)
Goodwill amortization, net of tax	—	—	0.10

Pro forma earnings (loss) per share	$0.24	$0.54	$(0.51)

Diluted earnings per share:
Earnings (loss) per share as reported	$0.23	$0.54	$(0.61)
Goodwill amortization, net of tax	—	—	0.10

Pro forma earnings (loss) per share	$0.23	$0.54	$(0.51)

      Our intangible assets, excluding goodwill, consist of favorable leasehold interests resulting from business acquisitions. Amortization expense is computed on a straight-line basis over the respective lease terms. Estimated amortization expense relating to leasehold interests for future periods is listed below ($ in thousands):

Fiscal 2004	$1,588
Fiscal 2005	1,432
Fiscal 2006	1,357
Fiscal 2007	1,346
Fiscal 2008	1,174

Total	$6,897

      The changes in intangible assets, including goodwill, for the fiscal year 2003 are as follows ($ in thousands):

	Carrying			Carrying
	Value as of			Value as of
	February 2,			February 1,
	2003	Amortization	Adjustments	2004

Amortized intangible assets:
Leasehold interests	$24,399	—	(1,361)	$23,038
Accumulated amortization	(10,382)	(1,638)	1,260	(10,760)

Leasehold interests, net	14,017	(1,638)	(101)	12,278

Unamortized intangible assets:
Goodwill	127,069	—	—	127,069

Total intangible assets, net	$141,086			$139,347

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Long Term Debt

Overview

      Outstanding debt, excluding capital leases, is as follows ($ in thousands):

	February 1,	February 2,
	2004	2003

Senior credit facility — term loan	$255,000	$170,000
Senior credit facility — revolving credit commitment	—	32,000
12% senior notes	14,910	280,000
Unamortized original issue discount on 12% senior notes	(149)	(3,744)
7% senior subordinated notes	225,000	—
11% senior subordinated notes	—	9,547

Notes and loans, including current maturities	$494,761	$487,803
Fair market value adjustment on 12% senior notes (SFAS No. 133 hedge accounting adjustment — see Note 9)	252	4,804

Total debt	$495,013	$492,607
Less: current maturities under senior credit facility	2,550	—

Total debt (non-current)	$492,463	$492,607

      At February 1, 2004, the estimated maturities of long term debt, excluding capital leases, were as follows:

Fiscal 2004	$2,550
Fiscal 2005	2,550
Fiscal 2006	17,563
Fiscal 2007	2,550
Fiscal 2008	123,038
Thereafter	346,762

Total	$495,013

      Our various debt and credit agreements contain covenants restricting our ability to, among other things, incur additional debt, create or allow liens, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of our properties or assets, or make certain payments with respect to our outstanding capital stock, issue preferred stock and engage in certain transactions with affiliates. In addition, we must comply with certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all such covenants at February 1, 2004.

Recent Transactions

      In June 2003, we replaced our then existing $300.0 million senior credit facility with a $325.0 million senior collateralized, asset based credit facility consisting of a $200.0 million term loan and a $125.0 million revolving credit commitment. In January 2004, we completed a refinancing of our debt that included the redemption of approximately 94% of our outstanding $280.0 million 12% senior notes and the issuance of $225.0 million 7% senior subordinated notes. We also amended our senior credit facility, increasing the amount of our facility by $75.0 million to $400.0 million, consisting of a $255.0 million term loan and a $145.0 million revolving credit facility. The senior credit facility that we amended was established in June 2003 when we replaced our $300.0 million senior credit facility with a new $325.0 million senior collateralized, asset based credit facility consisting of a $200.0 million term loan and a

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$125.0 million revolving credit commitment. We used proceeds from the June 2003 senior credit facility increase to redeem the remaining $9.5 million in aggregate principal amount of our 11% senior subordinated notes, including accrued and unpaid interest associated therewith.

      In conjunction with the above mentioned transactions, we applied the provisions of EITF 98-14 “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements” for the revolving credit portion of the credit facilities and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” for the term portion of the credit facilities. In total in 2003, we incurred a loss on debt retirement of $49.5 million that included early redemption premiums, the write-off of certain financing fees and other direct costs partially offset by a prorata adjustment representing the unamortized gain on a terminated interest rate swap. The carrying value of deferred debt issuance costs totaling $10.3 million (as of the January 2004 transaction date) is being amortized to interest expense over the corresponding life of the respective portion of the senior credit facility or the 7% senior subordinated notes.

      During February 2002, we entered into an interest rate swap agreement that effectively converted the interest rate payment obligation on $100.0 million of our 12% senior notes to a floating rate in order to hedge the fair value of such notes against potential movements in market interest rates. On June 5, 2003, we terminated the swap agreement and received in consideration thereof the sum of $6.0 million, which represented the fair market value of the swap agreement on that date. Upon redemption of approximately 94% of the 12% senior notes to which the rate swap agreement was associated, we wrote off approximately 94% of the unamortized fair market value adjustment as an offset to the loss on debt retirement. The remaining fair market value adjustment is currently reflected on our consolidated balance sheet as part of our long-term debt. This amount will be amortized as an offset to interest expense through the maturity date of the 12% senior notes (June 15, 2006) or will be written off upon their anticipated earlier redemption as described below.

      On July 2, 2002, we sold shares of our common stock in an underwritten public offering and used proceeds from the sale of those shares to retire approximately $71.7 million of our $81.25 million of outstanding 11% senior subordinated notes. The early extinguishment of this debt resulted in a loss on debt retirement of $6.0 million primarily as a result of the payment of an early redemption premium and the write off of deferred debt issuance costs. The balance of the 11% senior subordinated notes were redeemed in June 2003 as described above.

      On December 21, 2001, we completed several additional transactions affecting our capital structure. We used the proceeds from a note offering, which were approximately $275.3 million, net of a discount of $4.7 million, together with borrowings under a $300.0 million senior collateralized, asset based credit facility and the gross proceeds of a $50.0 million private placement of 7% convertible subordinated debentures to refinance our prior credit facility and to pay fees and expenses in connection with these transactions. As part of this transaction, we incurred a loss on debt retirement of $5.1 million, which reflected the write off of unamortized deferred financing costs associated with the prior senior credit facility.

Conversion of Notes

      On May 20, 2002, at our option, the $50 million 7% Convertible Subordinated Debentures issued in December 2001, were converted into approximately 5.75 million shares of CSK Auto Corporation common stock. Pursuant to the agreements relating to the debentures, interest on the debentures was paid in 136,580 shares of CSK Auto Corporation common stock in lieu of cash.

      On August 14, 2001, we issued a $30.0 million aggregate principal amount 7% convertible subordinated note. In December 2001, the note was converted into approximately 4.5 million shares of our common stock at a conversion price of $6.63 per share, which represented a 10% premium to the average closing price of our stock on the NYSE for the 10 days preceding the issuance of the note. At the time of the conversion, the $30.0 million principal and $0.7 million of

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued interest were converted to common stock and additional paid in capital. The following table illustrates the book value of the $50 million debentures and the $30 million notes at the time of conversion ($ in thousands):

	$50 Million	$30 Million
	Debentures	Note

Face value of Convertible Subordinated Debentures	$50,000	$30,000
Accrued interest	—	746
Unamortized debt discount	(838)	—
Unamortized debt issuance costs	(3,046)	—

Amount converted to equity	$46,116	$30,746

Senior Credit Facility

      In January 2004, we amended our senior credit facility, reducing our interest rate and increasing the credit limit to $400.0 million. The amended senior credit facility is comprised of a $255.0 million term loan and a $145.0 million revolving credit facility . The amended term loan is to be repaid in eleven installments consisting of nine $1.275 million dollar payments made semiannually beginning in June 2004. The last two payments are for approximately $121.8 million each in December 2008 and at maturity, June 2009. The revolving credit facility matures in June 2008. At February 1, 2004, there were no borrowings under the revolving credit facility. The availability under the revolving credit facility at February 1, 2004 was $120.1 million. Although there were no outstanding borrowings on the revolving facility, $24.9 million was committed under letters of credit. Loans under the senior credit facility are collateralized by a first priority security interest in substantially all of our assets and in all of our capital stock. The senior credit facility provides that we may from time to time make optional prepayments of loans in whole or in part without penalty, subject to minimum prepayments and reimbursement of the lenders’ breakage costs in the case of prepayment of Eurodollar Rate loans.

      Interest accrues under the senior credit facility based on a variable rate, which is a function of the spread over the Base rate (as defined in the agreement) or the Eurodollar rate (as defined in the agreement) at our option. The average interest rate on the term loan portion of the facility was 4.2% and 5.4% for fiscal years 2003 and 2002, respectively. The average interest rate on the revolver portion of the facility was 5.1% and 5.8% for fiscal years 2003 and 2002, respectively. Interest is payable upon borrowing maturity or quarterly, depending on the type of loan.

7% Senior Subordinated Notes

      In January 2004, we issued $225.0 million of 7% senior subordinated notes due January 15, 2014. Interest is payable semi-annually on January 15 and July 15. On or after January 15, 2009, we may redeem some or all of the notes at the redemption prices listed below plus accrued and unpaid interest to the date of redemption. We may redeem all of the notes prior to that date pursuant to the make-whole provisions as defined in the indenture governing the notes. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before January 15, 2007 with the net proceeds of certain equity offerings. At any time on or after January 15, 2009, we may redeem the notes for cash at our option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount); January 15, 2009 through January 15, 2010, 103.5%; January 15, 2010 through January 15, 2011, 102.3%; January 15, 2011 through January 15, 2012, 101.2%; and January 15, 2012 through maturity, 100%. If we experience a Change of Control (as defined in the indenture governing these notes), holders of the notes will have the right to require us to repurchase their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of the purchase.

      The notes are unsecured general obligations of CSK Auto, Inc. They rank junior in right of payment to all of our existing and future senior debt, equal in right of payment to all of our future senior subordinated indebtedness, senior in

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right of payment to all of our future subordinated indebtedness and are unconditionally guaranteed by CSK Auto Corporation and the Subsidiary Guarantors on a senior subordinated basis.

12% Senior Notes

      Upon completion of the refinancing transactions described above, we used proceeds from those transactions to redeem approximately 94%, or $265.1 million, of our then outstanding 12% senior notes. Following the refinancing, we have $14.9 million of the 12% senior notes outstanding, together with a proportionate amount of the unamortized original issue discount and unamortized fair market value adjustment of the related interest rate swap discussed above. According to the indenture governing these notes, we can purchase the remaining notes on December 15, 2004 at 106% of the aggregate principal amount, plus accrued and unpaid interest. Our intention is to redeem these outstanding notes at that time. We anticipate our cost to redeem these notes to be approximately $0.9 million for the redemption premium and write offs associated with deferred fees and fair value adjustment of the related interest rate swap.

      The notes are unsecured senior obligations of CSK Auto, Inc. They rank senior in right of payment to our subordinated indebtedness and effectively junior to our senior secured indebtedness, including borrowings under the new senior credit facility, to the extent of the collateral securing such secured indebtedness.

Note 9 —	Derivative Financial Instrument

      During February 2002, we entered into an interest rate swap agreement to convert the interest rate payment obligation on $100.0 million of our 12% senior notes to a floating rate, set quarterly, equal to the 3 month LIBOR rate plus 760 basis points. The interest rate swap was intended to provide a better balance of fixed and variable rate debt instruments and to hedge the fair value of these notes against potential movements in market interest rates. On June 5, 2003, we terminated the swap agreement and received in consideration thereof the sum of $6.0 million, which represented the fair market value of the swap agreement on that date. When we redeemed approximately 94% of the 12% senior notes to which the rate swap agreement was associated, we included a corresponding percentage of the unamortized fair market value adjustment in the loss on debt retirement. The remaining fair market value adjustment, approximately $0.3 million, is currently reflected on our consolidated balance sheet as part of our long-term debt. This amount will be amortized as an offset to interest expense through the maturity date of the 12% senior notes (June 15, 2006) or will be written off over their anticipated earlier redemption.

      At February 2, 2003, the fair value of the interest rate swap approximated $4.8 million. This amount is included in other long-term assets with an identical amount reflected as a basis adjustment to the 12% senior notes on the accompanying Consolidated Balance Sheets. The differential to be paid or received under this agreement was accrued consistent with the terms of the agreement and was recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from the counter party are included in other liabilities or assets. Cash flows related to the interest rate swap agreement are classified as operating activities in the Consolidated Statements of Cash Flows. We reduced interest expense by $2.2 million and $2.4 million in fiscal 2003 and 2002, respectively, as a result of the interest rate swap. There was no interest rate swap in place during fiscal 2001.

      Subsequent to the end of fiscal 2003, we entered into a new fixed to variable interest rate swap. See Note 19.

Note 10 —	Leases

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Operating lease rental expense is as follows ($ in thousands):

	Fiscal Year

	2003	2002	2001

Minimum rentals	$122,919	$123,971	$124,751
Contingent rentals	1,301	1,150	1,261
Sublease rentals	(9,838)	(10,121)	(9,059)

	$114,382	$115,000	$116,953

The above amounts include rental expense under leases with former affiliates (See Note 4)	$2,528	$2,528	$2,516

      Future minimum lease obligations (income) under non-cancelable leases at February 1, 2004 are as follows ($ in thousands):

	Capital	Operating	Sublease
For Fiscal Years	Leases	Leases	Rentals

2004	$13,287	$119,034	$(8,728)
2005	8,393	107,963	(7,270)
2006	4,632	97,928	(6,011)
2007	2,278	85,972	(4,022)
2008	538	67,816	(1,471)
Thereafter	1,866	268,084	(1,399)

	30,994	$746,797	$(28,901)

Less: amounts representing interest	(5,737)

Present value of obligations	25,257
Less: current portion	(10,240)

Long term obligation	$15,017

Note 11 —	Employee Benefit Plans

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

Retirement Program

      We sponsor a 401(k) plan that is available to all our employees who have completed one year of continuous service. Effective October 1, 1997, we match from 40% to 60% of employee contributions in 10% increments, based on years of service, up to 4% of the participant’s base salary. Participant contributions are subject to certain restrictions as set forth in

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Internal Revenue Code. Our matching contributions totaled $1.2 million, $1.3 million, and $1.2 million for fiscal years 2003, 2002, and 2001, respectively.

Directors Stock Plan

      As part of an effort to attract, retain and motivate qualified individuals to serve on our Board of Directors, our Board of Directors adopted the CSK Auto Corporation Directors Stock Plan (the “Directors Plan”) in June 1998, and our stockholders approved it at our fiscal 1999 annual meeting of stockholders. The Directors Plan permits the Board of Directors to issue stock options, restricted stock or stock appreciation rights to directors who are not our employees. Pursuant to our outside director compensation policy and the Directors Plan, our non-employee directors were granted a total of 3,054, 3,212 and 3,764 shares of restricted stock during fiscal 2003, 2002 and 2001, respectively. Grants under the Directors Plan generally vest in two equal installments over a one year period.

Stock Option Plans

      We have adopted three stock option plans in order to attract, retain and motivate qualified individuals to serve as our employees: (1) the 1996 Associate Stock Option Plan (“Associate Plan”); (2) the 1996 Executive Stock Option Plan (“Executive Plan”); and (3) the 1999 Executive Stock Option Plan (“1999 Plan”). The Associate Plan and the 1999 Plan were established for our executives, store managers and salaried corporate employees. The Executive Plan was established solely for our executives. In addition, we have granted stock options to our Chief Executive Officer and former President under their employment agreements. Except for the stock options granted under these employment agreements, our shareholders have approved all of our stock option plans.

      In the event of a sale of more than 80% of the outstanding shares of our capital stock or 80% of our assets, as defined, all options under the plans and employment agreements become vested. The Compensation Committee of our Board of Directors, which has broad authority in administering and interpreting the plans, administers all plans.

      The following table summarizes options by plan (net of cancellations and exercises) as of February 1, 2004:

	Associate	Executive		Employment
	Plan	Plan	1999 Plan	Agreements	Total

Total authorized	1,026,300	744,200	750,000	957,879	3,478,379
Issued and outstanding	588,795	428,102	595,837	256,575	1,869,309
Exercised since plan inception	396,809	296,173	71,328	701,304	1,465,614

Total available for grant	40,696	19,925	82,835	—	143,456

Vesting term	3 years	3-4 years	3 years	3-4 years
Maximum term	7 years	7 years	7 years	7 years

Performance Vesting

      Approximately 84% of the options granted in 1996 under the Executive Plan were subject to four year vesting with approximately 16% of such options subject to performance vesting (over the same four years). The performance vesting criteria was based upon achieving specified operating results. Partial vesting of options subject to performance vesting occurred if we achieved less than 95% of the specified operating results. Any options granted under the Executive Plan that were subject to performance vesting and which did not vest during the four years automatically vested 90 days prior to the end of the option’s term. If the specified operating results were exceeded for any year by at least 10%, the executive received additional options (up to an additional 5% (20% on a cumulative basis) of his or her original option grant) at an exercise price equal to that of the original grant. As a result of exceeding the specified results, approximately 15,000 additional options were granted in April 2001. Specified results were not met in fiscal 2001 and, accordingly, no additional performance options were granted in fiscal 2002. No additional performance-based options were available to be granted for operating results after fiscal 2001.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Option Cancellations

      During the third quarter of fiscal 2001, we cancelled outstanding stock options to purchase an aggregate of 496,296 shares of our common stock that had been granted to certain Company executives under all of our option plans. The options covered by such cancellations had exercise prices ranging from $17.50 to $32.25 per share, with a weighted average exercise price of $26.34 per share. During fiscal 2002, new stock options to purchase an aggregate of 496,296 shares of our common stock were granted to these executives. The exercise price of the vast majority of the new stock options was $11.00 per share, which was the greater of: (a) $11.00 per share; or (b) the fair market value of CSK Auto Corporation common stock on the date of grant. These options were granted six months and one day after the cancellation and, consistent with the guidance in FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25”, no stock compensation expense was recorded.

     Options Activity

      Activity in all of our stock option plans is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average	Options
	Shares	Exercise Price	Fair Value	Exercisable

Balance at February 4, 2001	2,996,190	$16.77		1,613,574
Granted at market price	156,380	7.50	$4.20
Granted above market price	60,719	8.59	$3.39
Exercised	(918)	3.88
Cancelled	(772,382)	23.76

Balance at February 3, 2002	2,439,989	$14.07		1,752,258
Granted at market price	934,721	10.75	$5.36
Granted above market price	16,778	11.00	$4.14
Exercised	(17,604)	9.59
Cancelled	(158,067)	15.30

Balance at February 2, 2003	3,215,817	$13.04		2,255,424
Granted at market price	190,746	13.54	$4.39
Exercised	(1,344,514)	11.83
Cancelled	(192,740)	13.54

Balance at February 1, 2004	1,869,309	$13.91		1,058,713

      The following table summarizes information about our stock options at February 1, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
	Number	Remaining	Weighted Average		Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Price

$ 2.72 – $ 9.87	495,723	4.98	$8.81	99,549	$8.86
$ 9.90 – $11.00	485,741	4.72	10.97	455,900	11.00
$11.02 – $13.08	193,296	2.77	12.05	133,096	12.04
$13.09 – $14.00	218,168	3.10	13.97	156,423	14.00
$14.06 – $20.00	238,631	4.25	17.36	66,260	19.06
$20.22 – $36.53	237,750	2.00	28.57	147,485	28.20

$ 2.72 – $36.53	1,869,309	3.99	$13.91	1,058,713	$14.27

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Income Taxes

      The provision (benefit) for income taxes is comprised of the following ($ in thousands):

	Fiscal Year

	2003	2002	2001

Current:
Federal	$23	$(529)	$—
State	106	50	—

	129	(479)	—
Deferred:
Federal	4,315	10,464	(8,834)
State	882	2,463	(2,016)

	5,197	12,927	(10,850)

Total	$5,326	$12,448	$(10,850)

      The following table summarizes the differences between our provision for income taxes and the statutory provision ($ in thousands):

	Fiscal Year

	2003	2002	2001

Income (loss) before income taxes	$16,123	$34,260	$(28,042)
Federal income tax rate	35%	35%	35%

Expected provision (benefit) for income taxes	5,643	11,991	(9,815)
Permanent wage add-back for federal tax credits	151	—	—
Non-deductible goodwill	—	—	357
Non-deductible interest expense	—	473	199
Non-deductible offering costs	94	190	—
Other permanent differences	77	111	146
State taxes, net of federal benefit	695	1,637	(912)
Reversal of reserves no longer required	(800)	(312)	—
Tax credits and other	(534)	(1,642)	(825)

Actual provision (benefit) for income taxes	$5,326	$12,448	$(10,850)

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The current and non-current deferred tax assets and liabilities reflected in the balance sheet consist of the following ($ in thousands):

	February 1,	February 2,
	2004	2003

Current deferred income taxes:
Store closing costs	$1,591	$1,517
Accrued employee benefits	11,959	8,636
Credits and other benefits	1,532	1,000
Property taxes	(2,476)	(2,781)
Provision for bad debts	197	1,066
Tax loss carryforwards	25,210	15,868
Inventory valuation differences	(36,617)	(31,560)
Other	(609)	248

Total current deferred income taxes	787	(6,006)

Non-current deferred income taxes:
Store closing costs	3,227	237
Capital lease expenditures	1,562	2,039
Tax loss carryforwards	—	7,669
Credits and other benefits	4,996	5,392
Depreciation and amortization	(19,998)	(15,960)
Other	(2,908)	(2,841)

Total non-current deferred income taxes	(13,121)	(3,464)

Net deferred tax liability	$(12,334)	$(9,470)

      We have recorded deferred tax assets of $25.2 million as of February 1, 2004 reflecting the benefit of federal and state tax loss carryforwards approximating $65.6 million and $34.8 million, which begin to expire in 2015 and 2008, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, we believe that no valuation allowance is required for deferred tax assets.

      We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is not required, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Note 13 —	Store Closing, Restructuring and Profitability Enhancement Program Charges

      During the second quarter of fiscal 2001, we implemented a Profitability Enhancement Program (PEP) to reduce costs, improve operating efficiencies and close under-performing stores. As a result of the PEP, we recorded total

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Store Closing Costs

      We provide an allowance for estimated costs to be incurred in connection with store closures. On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required projections, it is considered for closure. As a result of our acquisitions over the last several years, we have closed numerous locations as a result of store overlap with previously existing store locations.

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily consists of three components: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease recoveries); (2) lease commissions associated with the anticipated store subleases; and (3) occupancy expenses associated with the closed store vacancy periods. Prior to January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). No provision was made for employee termination costs. For stores to be relocated, such costs were recognized when an agreement for the new location had been reached with a landlord and site plans met preliminary municipal approvals. During the period that they remained open for business, the rent and other operating expenses for the stores to be closed continued to be reflected in normal operating expenses.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. We have applied SFAS No. 146 prospectively to exit or disposal activities initiated or exit plans substantially modified after December 31, 2002 as required.

      The refinancing completed in the fourth quarter of fiscal 2003 and the ongoing improvement in our operating results have increased our cash flow and financial flexibility, enabling us to pursue an alternate strategy to reduce our current portfolio of closed stores, which includes lease buyouts and foregoing lease extensions on locations that we currently sublease at a marginal profit. This change in strategy requires us to establish a new closed store reserve based upon the guidance in SFAS No. 146 and reverse the existing closed store reserve that was previously established under EITF 94-3. SFAS No. 146 requires that costs under a lease contract for a closed store be recognized at fair value and that the amount

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). This change in methodology has resulted in a non-cash charge of $12.2 million in the fourth quarter of fiscal 2003. The charge reflects the elimination from the reserve of net sublease income previously recorded for leases with incremental estimated sublease income in excess of the costs of the original lease partially offset by the discounting of net cash outflow. Sublease income in excess of costs associated with the lease will be recognized in future periods as it is earned.

      As of February 1, 2004, we had a total of 169 store locations included in the allowance for store closing costs. Of this total, 19 locations were vacant and 150 locations were subleased. In addition to these stores, we had 58 service centers of which 5 were vacant and 53 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases, the longest of which runs through January 2018.

      Activity in the allowance for store closings and the related payments for the three fiscal years ended February 1, 2004, including the PEP, is as follows ($ in thousands):

	Fiscal Year

	2003	2002	2001

Balance, beginning of year	$4,422	$6,771	$1,552
Store closing costs:
Adjustment of allowance to reflect change in exit strategy under SFAS No. 146	12,203	—	—
Provision for store closing costs	152	1,314	7,530
Adjustments to prior plans	—	(1,196)	(1,536)
Other revisions in estimates	314	4,908	8,638

Store closing costs, net	12,669	5,026	14,632

Payments:
Rent expense, net of sublease recoveries	(3,303)	(5,030)	(6,051)
Occupancy and other expenses	(859)	(1,837)	(2,839)
Sublease commissions and buyouts	(781)	(508)	(523)

Total payments	(4,943)	(7,375)	(9,413)

Balance, end of year	$12,148	$4,422	$6,771

      During fiscal 2003, we recorded the following: (1) $12.2 million in charges associated with the reversal of the reserve established under EITF 94-3 and the establishment of a new closed store reserve on the basis of our change in exit strategy in accordance with the guidance in SFAS No. 146; (2) $0.2 million in charges under SFAS No. 146 associated with the closure of 13 stores, with the majority closed at the expiration of the master lease; (3) revisions in estimates of $0.3 million (primarily relating to plan year 2001) resulting from changes in estimated vacancy periods and lower realized sublease rates.

      During fiscal 2002, we recorded the following: (1) gross store closing costs of $1.3 million relating to the identification of 25 stores for closure; (2) an adjustment to prior plans of $1.2 million primarily due to management’s decision to utilize a warehouse and storage facility that was previously included within the 1999 plan year accrual in conjunction with purchase accounting adjustments as a result of certain acquisitions; and (3) revisions in estimates of $4.9 million ($3.0 million for plan year 2001, $0.1 million for plan year 2000 and $1.8 million for plan years prior to 2000) relating to existing closed stores that have had longer than anticipated vacancy periods as a result of the continued economic slowdown.

      During fiscal 2001, we recorded the following: (1) gross store closing costs of $7.5 million ($6.8 million from the PEP) relating to the identification of 46 stores for closure; (2) an adjustment to prior plans of $1.5 million due to two stores previously identified for closure under our PEP that were subsequently removed as they were sold and the lease

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments were transferred to the new owner; and (3) revisions in estimates of $8.6 million ($1.3 million for plan year 2000, $0.8 million for plan year 1999 and $6.5 million for plan years prior to 1999) relating to existing closed stores that had longer than anticipated vacancy periods as a result of the economic slowdown.

      On a store count basis, activity and the remaining number of stores to be closed are summarized as follows:

	Number of Stores to be Closed

	Beginning	Stores	Plan	Stores	Balance to
Store Count by Fiscal Year	Balance	Added	Amendments	Closed	be Closed

2001	9	46	(2)	(46)	7
2002	7	25	—	(25)	7
2003	7	13	—	(20)	—

      We expect cash outflows for vacant stores, sublease losses and lease buy-outs of approximately $4.3 million during fiscal 2004 with the remainder of cash outflows relating to these items to occur during fiscal 2005, 2006 and 2007. We plan to fund these outflows from normal operating cash flows and borrowings under our Senior Credit Facility. We anticipate that we will close or relocate approximately 20 stores during fiscal 2004. We anticipate that the majority of these closures will occur at the end of the lease term, resulting in minimal closed store costs. We anticipate total cash outflows relating to these stores of $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.

     Workforce Reduction

      As a result of an internal review of general and administrative functions, we terminated 36 employees in conjunction with our PEP during fiscal 2001. The terminated employees worked primarily in human resources, information technology and real estate. As a result of these actions, a provision was made for estimated severance and benefits of approximately $0.4 million, all of which was paid prior to February 3, 2002.

     Other Restructuring Charges

      Other PEP restructuring costs include estimates for early terminations of equipment operating leases ($0.5 million) and other costs. All such costs were paid prior to February 3, 2002.

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

Note 14 — Stockholders’ Equity

     Issuance of Common Stock

      On July 2, 2002, we sold 6,878,300 primary shares of common stock in an underwritten public offering at $12 per share. In addition, a selling stockholder sold an additional 2.6 million shares in the offering. On November 20, 2002, the same stockholder together with affiliated stockholders sold their remaining approximately 3.0 million shares. We received no proceeds from the shares sold by the selling stockholders. Issuance costs related to the stock offerings approximated

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.9 million. These costs included approximately $0.4 million of legal, accounting and printing fees charged to additional paid in capital for the primary offering and approximately $0.5 million of costs charged to operating expense for the secondary offerings. Proceeds from the primary offering were used to retire approximately $71.7 million of our outstanding 11% senior subordinated notes due 2006. The early extinguishment of this debt resulted in a loss on debt retirement of $6.0 million, primarily as a result of the payment of an early redemption premium and the write off of deferred debt issuance costs. The components of this transaction are as follows (in thousands except per share amounts):

Proceeds:
Gross proceeds at $12 per share	$82,540
Underwriting discount	(3,921)

Net proceeds	$78,619

Uses:
Partial retirement of 11% senior subordinated notes	$(71,703)
Premium on note retirement charged to loss on debt retirement	(3,943)
Accrued interest on note retirement	(1,972)
Issuance costs	(741)
General corporate purposes	(260)

Total use of funds	$(78,619)

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

      During fiscal years 1997 and 2000, pursuant to executive stock loan plans, we loaned $1.0 million and $0.2 million, respectively, to certain executives to purchase shares of our common stock. These loans are collateralized by stock under pledge agreements, provide full recourse to the executive, bear interest at the average rate paid under the revolving portion of our senior credit facility and had maturity dates of 2003 and 2005, respectively. All loans that matured in 2003 have been repaid. Only three loans that mature in 2005 and totaling approximately $73,000 were still outstanding as of the end of fiscal 2003. One of these three loans in the amount of approximately $8,000 was fully paid after the end of fiscal 2003. These loans are reflected as stockholder receivables in the accompanying Consolidated Statements of Stockholders’ Equity.

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

      In November 2002, a member of our Board of Directors resigned and surrendered 952 shares of CSK Auto Corporation common stock to us, which had been recently issued to him pursuant to our outside director compensation policy. Upon receipt of the shares, we cancelled and retired the shares.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Legal Matters

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

Note 16 —	Fair Value of Financial Instruments

      The estimated fair values of our financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows ($ in thousands):

	February 1, 2004		February 2, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Receivables	136,523	136,523	120,966	120,966
Amounts due under senior credit facility	255,000	255,000	202,000	202,000
Obligations under 12% senior notes	15,013	16,345	281,060	305,804
Obligations under 11% senior subordinated notes	—	—	9,547	9,642
Obligations under 7% senior subordinated notes	225,000	226,125	—	—

Note 17 —	Guarantees

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN No. 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. FIN No. 45 disclosure requirements were effective for our year ended February 2, 2003 and the initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after February 2, 2003.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of items that we believe are within the scope of FIN No. 45.

      In connection with the disposition and/or sublease of certain store locations and service centers, we have indemnified the purchasers/subtenants against claims arising from environmental contamination, if any, existing on the date of disposition. In some of these cases, we are indemnified by or have recourse to an unrelated third party for claims arising from any such contamination, and also, or in the alternative, have insurance coverage that may be available to offset the potential cost of the indemnity obligation. We also indemnify third party landlords under most of our store leases against claims resulting from the occurrence of certain triggering events or conditions arising out of our operations from the leased premises. We enter into various other agreements with unrelated parties in the ordinary course of our business, which may include indemnity obligations relating to a triggering event, or condition, which is, in most cases, based on our future performance. In some cases, the indemnity obligations are triggered by our prior acts or third parties’ future performance, but are otherwise not limited in duration or monetary exposure. However, in such instances, we have determined that the likelihood of occurrence of the triggering event is remote and/or that the potential cost to us of performance of the indemnity would not be material.

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

      Because most of our indemnity obligations are not limited in duration or potential monetary exposure, we cannot calculate the maximum potential amount of future payments that could be paid under our indemnity obligations stemming from all our existing agreements. We also accrue for contingent liabilities, including those arising out of indemnity obligations, when a loss is probable and the amounts can be reasonably estimated. We are not aware of the occurrence of any triggering event or condition that would have a material adverse impact on our financial statements as a result of an indemnity obligation relating to such triggering event or condition.

      We have issued standby letters of credit related to insurance coverages, lease obligations and other matters that expire during fiscal 2004. As of February 1, 2004, total amounts committed under these letters of credit were $24.9 million.

Note 18 —	Quarterly Results (unaudited)

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth certain quarterly unaudited operating data for fiscal 2003 and 2002. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

	Fiscal 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	($ in thousands, except per share amounts)
Net sales	$377,449	$418,514	$409,750	$372,343
Gross profit	175,024	193,702	192,185	187,245
Store closing and restructuring costs	93	43	203	12,330
Loss on debt retirement	—	4,315	—	45,179
Income (loss) before income taxes	12,272	17,618	24,518	(38,285)
Net income (loss)	$7,523	$10,814	$15,042	$(22,582)
Basic earnings (loss) per share(1)	$0.17	$0.24	$0.33	$(0.49)
Diluted earnings (loss) per share(1)	$0.17	$0.24	$0.33	$(0.49)

	Fiscal 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	($ in thousands, except per share amounts)
Net sales	$375,550	$398,306	$383,045	$349,745
Gross profit	165,130	182,068	180,779	172,208
Store closing and restructuring costs	300	239	12	4,475
Loss on debt retirement	—	6,008	—	—
Income before income tax	5,474	5,904	17,157	5,725
Net income	$3,380	$4,087	$10,686	$3,659
Basic earnings per share(1)	$0.10	$0.10	$0.24	$0.08
Diluted earnings per share(1)	$0.10	$0.10	$0.24	$0.08

(1)	The sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

Note 19 — Subsequent Events

      On April 5, 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set quarterly in arrears, equal to the 6 month LIBOR + 283 basis points. The agreement is for the term of the notes. The hedge will be accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in the results of operations. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt are not expected to result in a material impact on net income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under rule 13a-15(e) and rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of February 1, 2004. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses during the fourth quarter of fiscal 2003.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Executive Officers,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Communications with the Board of Directors” contained in the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following consolidated financial statements of CSK Auto Corporation are included in Item 8. of this Report on Form 10-K.

      Report of Independent Auditors

      Consolidated Statements of Operations — Fiscal Years Ended February 1, 2004, February 2, 2003, and February 3, 2002

      Consolidated Balance Sheets — February 1, 2004 and February 2, 2003

      Consolidated Statements of Stockholders’ Equity — Fiscal Years Ended February 1, 2004, February 2, 2003, and February 3, 2002

      Consolidated Statements of Cash Flows — Fiscal Years Ended February 1, 2004, February 2, 2003, and February 3, 2002

      Notes to Consolidated Financial Statements

      (a)(2) The following financial statement schedules of CSK Auto Corporation for the three years ended February 1, 2004 are included in this Report on Form 10-K, as required by Item 14(d): Schedule I Financial Information of the Registrant; Schedule II Valuation and Qualifying Accounts and Report of Independent Auditors thereon. Other schedules have been omitted because information is not required or otherwise is included in the Notes to Consolidated Financial Statements.

      (a)(3) Exhibits:

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01	Amended And Restated Credit Agreement dated as of January 16, 2004, by and among CSK Auto, Inc., JPMorgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Syndication Agent, and Bank of America, N.A., incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 20, 2004.
4.02	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.03	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.04	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Purchase Agreement, dated January 9, 2004, by and among CSK Auto, Inc. as Issuer; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Banc of America Securities LLC, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 20, 2004.
4.06	Indenture dated as of January 16, 2004 by and among CSK Auto, Inc.(as Issuer), CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. (each a Guarantor) and The Bank of New York (as Trustee), incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 20, 2004.
10.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).

Exhibit
Number	Description of Exhibits

10.01.2	Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.02	Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03	Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.04	Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05	Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.06	Supplemental Executive Retirement Plan Agreement, dated August 28, 2000 between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 13, 2000 (File No. 001-13927).
10.07	Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.08	1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.09	CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.10	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.11	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.12	Amended and Restated Lease, dated October 23, 1989 (the Missouri Falls Lease), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.13	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.14	Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.15	Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.16	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.17	Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.18.1	Stockholders Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.18.2	Form of Supplemental Stockholders Agreement Signature Page, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.18.3	Amendment to the Stockholders Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).

Exhibit
Number	Description of Exhibits

10.18.4	Letter Agreement re: Stockholders Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10.18.5	Second Amendment to Stockholders Agreement dated December 7, 2001, incorporated herein by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.18.6	Third Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 10.18.6 to our Registration Statement on Form S-4 filed on June 6, 2002 (File No. 333-82492).
10.18.7	Fourth Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 99.1 to our Report on Form 8-K filed on November 15, 2002.
10.19	CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.20	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.22	Employment Agreement between CSK Auto, Inc. and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.23	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.24	Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.03 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.25	Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.26	Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, incorporated herein by reference to Exhibit 10.04 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.27	Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.28	Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, incorporated herein by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.29	Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, incorporated herein by reference to Exhibit 10.06 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.30	Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, incorporated herein by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.31	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.32	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on May 5, 2003 (File No. 001-13927).
10.33	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.34	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

Exhibit
Number	Description of Exhibits

10.35	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.36	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.37	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.38	Amended Employment Agreement between CSK Auto, Inc. and Jim Bazlen, dated June 9, 2003, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on September 17, 2003.
10.39	Severance and Retention Agreement between CSK Auto, Inc. and Hal Smith, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on May 5, 2003 (File No. 001-13927).
10.40	Indemnity Agreement between CSK Auto Corporation and certain directors, incorporated herein by reference to Exhibit 10.03 to our Quarterly Report on Form 10-Q, filed on December 18, 2002.
10.41	Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, by and between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.42	Form of CSK Auto Corporation Option Exchange Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.43	Credit Agreement dated as of June 20, 2003 by and among CSK Auto, Inc., JPMorgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Syndication Agent, and Bank of America, N.A., incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on June 25, 2003.
10.44	Guarantee and Collateral Agreement dated as of June 20, 2003 made by CSK Auto Corporation, CSK Auto, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on June 25, 2003.
10.45	Amendment No. 1, dated as of June 5, 2002 to the Credit Agreement dated as December 21, 2001 among CSK Auto, Inc., the several lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank, as administrative agent, Credit Suisse First Boston, as syndication agent and UBS AG, Stamford Branch, as documentation agent, incorporated herein by reference to Exhibit Exhibit 99.2 of our Current Report on Form 8-K, filed June 7, 2002.
10.46	Amendment No. 2, dated as of December 3, 2002 to the Credit Agreement dated as December 21, 2001 among CSK Auto, Inc., the several lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank, as administrative agent, Credit Suisse First Boston, as syndication agent and UBS AG, Stamford Branch, as documentation agent, incorporated herein by reference to Exhibit Exhibit 99.1 of our Current Report on Form 8-K, filed December 19, 2002.
10.47	Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
10.47.1	Amendment No. 1 to the Securities Purchase Agreement, dated as of May 16, 2002, by and between CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.04.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
10.48	Purchase Agreement dated June 27, 2002 by and among CSK Auto Corporation, Glenellen Investment Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Warburg LLC, Credit Suisse First Boston Corporation, Goldman, Sachs and Co., and Advest, Inc., incorporated herein by reference to Exhibit 10.03 of our Quarterly Report on Form 10-Q, filed on September 18, 2002

Exhibit
Number	Description of Exhibits

10.49	Purchase Agreement dated November 15, 2002, by and among CSK Auto Corporation, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chiltern Trustees Limited, as Trustee of Carmel Trust, Glenellen Investment Co., and Transatlantic Investments, LLC, incorporated herein by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on November 19, 2002
10.50	Purchase Agreement dated September 8, 2003 by and among CSK Auto Corporation, Credit Suisse First Boston LLC, Investcorp CSK Holdings L.P., Equity CSKA Limited, Equity CSKB Limited, Equity CSKC Limited, South Bay Limited, Investcorp Investment Equity Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, and J.P. Morgan (Suisse) SA, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on September 9, 2003
10.51	Purchase Agreement dated January 14, 2004 by and among CSK Auto Corporation, Investcorp CSK Holdings L.P., and Goldman, Sachs & Co., incorporated herein by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on January 15, 2004
10.52	Registration Rights Agreement, dated August 14, 2001, by and between CSK Auto Corporation and Oppenheimer Capital Income Fund, incorporated herein by reference to Exhibit 4.2.2 of our Quarterly Report on Form 10-Q, filed on December 19, 2001
10.53	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
10.54	Amended and Restated Registration Rights Agreement dated May 16, 2002, by and between CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
10.55	Registration Rights Agreement, dated January 16, 2004 by and among CSK Auto, Inc., Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Banc of America Securities LLC, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on January 20, 2004.
10.56	Termination Agreement executed as of June 5, 2003 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., which terminates the ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 17, 2003 (File No. 001-13927).
10.57	Indicative Callable Swap Term Sheet dated April 5, 2004 between Lehman Brothers and CSK Auto, Inc.
21.01	Subsidiaries of the Company, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
23.01	Consent of Independent Accountants dated April 14, 2004.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      On December 4, 2003, CSK Auto Corporation filed a current report on Form 8-K, to report under items 9 and 12 thereof, the issuance of a press release reporting CSK Auto Corporation’s operating results for our third quarter and thirty-nine weeks ended November 2, 2003.

      On December 15, 2003, CSK Auto Corporation filed a current report on Form 8-K, to report under items 5, 7 and 9 thereof, the issuance of a press release announcing our intention to refinance our existing debt.

      On December 16, 2003, CSK Auto Corporation filed a current report on Form 8-K to report under items 5, 7 and 9 thereof, the issuance of a press release announcing our commencement of a tender offer and consent solicitation for our 12% senior notes.

      On January 5, 2004, CSK Auto Corporation filed a current report on Form 8-K to report under items 5, 7 and 9 thereof, the issuance of two press releases, one announcing the occurrence of the consent date in connection with CSK Auto, Inc.’s tender offer and consent solicitation for CSK Auto, Inc.’s senior notes and the tenders of notes and deliveries of related consents from holders of the senior notes to date, and the second announcing the consideration to be paid in connection with CSK Auto, Inc.’s tender offer and consent solicitation for CSK Auto, Inc.’s senior notes.

      On January 12, 2004, CSK Auto Corporation filed a current report on Form 8-K to report under items 5, 7 and 9 thereof, the issuance of a press release announcing the pricing of CSK Auto, Inc.’s $225.0 million senior subordinated note offering.

      On January 15, 2004, CSK Auto Corporation filed a current report on Form 8-K to report under items 5 and 7 thereof, that entities associated with Investcorp, S.A. were selling 2,634,819 shares of CSK Auto Corporation stock.

      On January 20, 2004, CSK Auto Corporation filed a current report on Form 8-K to report under items 5, 7 and 9 thereof, the completion of its refinancing.

Report of Independent Auditors on

Financial Statement Schedules

To the Board of Directors and Stockholders

     of CSK Auto Corporation:

      Our audits of the consolidated financial statements referred to in our report dated March 18, 2004, except as to Note 19, for which the date is April 5, 2004, appearing in this Annual Report on Form 10-K of CSK Auto Corporation and its subsidiaries also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona

March 18, 2004, except as to Note 19,
for which the date is April 5, 2004

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

BALANCE SHEETS

	February 1,	February 2,
	2004	2003

	(in thousands,
	except share data)
ASSETS
Investment in subsidiaries	$331,558	$302,182

Total assets	$331,558	$302,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 46,497,936 and 45,148,230 shares issued and outstanding at February 1, 2004 and February 2, 2003, respectively	$465	$452
Additional paid-in capital	466,576	448,279
Stockholder receivable	(73)	(342)
Accumulated deficit	(135,410)	(146,207)

Total stockholders’ equity	331,558	302,182

Total liabilities and stockholders’ equity	$331,558	$302,182

      The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

	($ in thousands, except share and per share data)
Equity interest in income (loss) from subsidiaries	$10,797	$21,812	$(17,192)

Income (loss) before income taxes	16,123	34,260	(28,042)
Income tax expense (benefit)	5,326	12,448	(10,850)

Net income (loss)	$10,797	$21,812	$(17,192)

Basic earnings (loss) per share:
Net income (loss) per share	$0.24	$0.54	$(0.61)

Shares used in computing per share amounts	45,657,710	40,634,522	28,390,582

Diluted earnings (loss) per share:
Net income (loss) per share	$0.23	$0.54	$(0.61)

Shares used in computing per share amounts	45,963,555	40,751,802	28,390,582

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

	($ in thousands, except share data)
Balances at February 4, 2001	27,841,178	$278	$291,063	$(745)	$(156)	$(150,827)	$139,613
Amortization of deferred compensation	—	—	—	—	156	—	156
Conversion of notes	4,524,886	45	30,701	—	—	—	30,746
Issuances of restricted stock	3,764	—	—	—	—	—	—
Beneficial conversion feature of debentures	—	—	900	—	—	—	900
Recovery of stockholder receivable	—	—	—	59	—	—	59
Exercise of options	918	1	3	—	—	—	4
Net loss	—	—	—	—	—	(17,192)	(17,192)

Balances at February 3, 2002	32,370,746	$324	$322,667	$(686)	$—	$(168,019)	$154,286
Conversion of debentures net of costs	5,753,740	58	46,058	—	—	—	46,116
Common stock issued in lieu of cash interest paid	136,580	1	1,408	—	—	—	1,409
Stock offering, net of costs	6,878,300	69	78,073	—	—	—	78,142
Issuances of loan to stockholder	—	—	—	(125)	—	—	(125)
Recovery of stockholder receivable	—	—	—	469	—	—	469
Retirement of common stock	(11,952)	—	(137)	—	—	—	(137)
Exercise of options	17,604	—	167	—	—	—	167
Issuances of restricted stock	3,212	—	43	—	—	—	43
Net income	—	—	—	—	—	21,812	21,812

Balances at February 2, 2003	45,148,230	$452	$448,279	$(342)	$—	$(146,207)	$302,182
Tax benefit relating to stock option exercises	—	—	2,333	—	—	—	2,333
Recovery of stockholder receivable	—	—	—	269	—	—	269
Retirement of common stock	—	—	—	—	—	—	—
Exercise of options	1,348,279	13	15,942	—	—	—	15,955
Issuances of restricted stock	1,427	—	22	—	—	—	22
Net income	—	—	—	—	—	10,797	10,797

Balances at February 1, 2004	46,497,936	$465	$466,576	$(73)	$—	$(135,410)	$331,558

The accompanying note is an integral part of these financial statements

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

	($ in thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$10,797	$21,812	$(17,192)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in net income from subsidiaries	(10,797)	(21,812)	17,192

Net cash provided by (used in) operating activities	—	—	—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

The accompanying note is an integral part of these financial statements

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

NOTE TO FINANCIAL STATEMENT SCHEDULE

      The accompanying financial statement schedule presents the financial position, results of operations and cash flows of CSK Auto Corporation (Corporate) as a parent company only, and thus includes Corporate’s investment in CSK Auto, Inc. (Auto) as well as Corporate’s interest in the results of Auto’s operations, accounted for under the equity method of accounting. Corporate has not received any dividends from Auto during the periods presented.

      This financial statement schedule should be read in conjunction with the consolidated financial statements of CSK Auto Corporation and Subsidiaries for descriptions of significant accounting policies and other matters, including guarantees by Corporate.

CSK AUTO CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years 2003, 2002, and 2001

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Allowance for Bad Debts:
Year Ended February 3, 2002	$4,236	5,353	(4,359)	$5,230
Year Ended February 2, 2003	$5,230	4,383	(6,877)	$2,736
Year Ended February 1, 2004	$2,736	5,083	(6,242)	$1,577
Allowance for Closed Stores:
Year Ended February 3, 2002	$1,552	14,632	(9,413)	$6,771
Year Ended February 2, 2003	$6,771	5,026	(7,375)	$4,422
Year Ended February 1, 2004	$4,422	12,669	(4,943)	$12,148
Allowance for Inventory Shrink:
Year Ended February 3, 2002	$11,824	25,878	(17,052)	$20,650
Year Ended February 2, 2003	$20,650	30,795	(35,246)	$16,199
Year Ended February 1, 2004	$16,199	29,823	(32,635)	$13,387
Allowance for Inventory Obsolescence:
Year Ended February 3, 2002	$—	17,292	(16,390)	$902
Year Ended February 2, 2003	$902	—	(902)	$—
Year Ended February 1, 2004	$—	—	—	$—

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April 2004.

CSK AUTO CORPORATION

By:	/s/ MAYNARD L. JENKINS JR.

Maynard L. Jenkins, Jr.
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 14th day of April 2004.

/s/ MAYNARD L. JENKINS JR. Maynard L. Jenkins Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES G. BAZLEN James G. Bazlen	Director

/s/ MORTON GODLAS Morton Godlas	Director

/s/ TERILYN HENDERSON Terilyn Henderson	Director

/s/ CHARLES K. MARQUIS Charles K. Marquis	Director

/s/ CHARLES J. PHILIPPIN Charles J. Philippin	Director

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director

/s/ DON W. WATSON Don W. Watson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibits

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3	.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03		Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.03.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
4.01		Amended And Restated Credit Agreement dated as of January 16, 2004, by and among CSK Auto, Inc., JPMorgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Syndication Agent, and Bank of America, N.A., incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 20, 2004.
4.02		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.03		Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.04		Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.05		Purchase Agreement, dated January 9, 2004, by and among CSK Auto, Inc. as Issuer; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Banc of America Securities LLC, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 20, 2004.
4.06		Indenture dated as of January 16, 2004 by and among CSK Auto, Inc.(as Issuer), CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. (each a Guarantor) and The Bank of New York (as Trustee), incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 20, 2004.
10	.01.1	Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10	.01.2	Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.02		Stock Option Agreement, dated January 27, 1997, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10.03		Stock Option Agreement, dated February 1, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.04		Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.05		Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).

Exhibit
Number		Description of Exhibits

10.06		Supplemental Executive Retirement Plan Agreement, dated August 28, 2000 between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 13, 2000 (File No. 001-13927).
10.07		Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.08		1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).
10.09		CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).
10.10		Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).
10.11		CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.12		Amended and Restated Lease, dated October 23, 1989 (the Missouri Falls Lease), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.13		First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.14		Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10.15		Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.16		Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10.17		Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).
10	.18.1	Stockholders Agreement, dated October 30, 1996, by and among the Initial Investcorp Group, Cantrade Trust Company Limited in its capacity as trustee of The Carmel Trust, the Company and Auto, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).
10	.18.2	Form of Supplemental Stockholders Agreement Signature Page, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10	.18.3	Amendment to the Stockholders Agreement, dated June 12, 1998, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).
10	.18.4	Letter Agreement re: Stockholders Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
10	.18.5	Second Amendment to Stockholders Agreement dated December 7, 2001, incorporated herein by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10	.18.6	Third Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 10.18.6 to our Registration Statement on Form S-4 filed on June 6, 2002 (File No. 333-82492).
10	.18.7	Fourth Amendment to Stockholders’ Agreement, incorporated herein by reference to Exhibit 99.1 to our Report on Form 8-K filed on November 15, 2002.
10.19		CSK Auto Corporation 1997 Senior Executive Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).

Exhibit
Number	Description of Exhibits

10.20	Form of Stock Purchase Agreement pursuant to the CSK Auto Corporation 1997 Stock Loan Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
10.21	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.22	Employment Agreement between CSK Auto, Inc. and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.23	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.24	Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.03 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.25	Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.26	Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, incorporated herein by reference to Exhibit 10.04 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.27	Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.28	Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, incorporated herein by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.29	Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, incorporated herein by reference to Exhibit 10.06 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.30	Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, incorporated herein by reference to Exhibit 10.07 of our Quarterly Report on Form 10-Q, filed on December 19, 2001 (File No. 001-13927).
10.31	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.32	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on May 5, 2003 (File No. 001-13927).
10.33	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.34	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.35	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.36	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.37	Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

Exhibit
Number		Description of Exhibits

10.38		Amended Employment Agreement between CSK Auto, Inc. and Jim Bazlen, dated June 9, 2003, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on September 17, 2003.
10.39		Severance and Retention Agreement between CSK Auto, Inc. and Hal Smith, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on May 5, 2003 (File No. 001-13927).
10.40		Indemnity Agreement between CSK Auto Corporation and certain directors, incorporated herein by reference to Exhibit 10.03 to our Quarterly Report on Form 10-Q, filed on December 18, 2002.
10.41		Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, by and between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.
10.42		Form of CSK Auto Corporation Option Exchange Agreement, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
10.43		Credit Agreement dated as of June 20, 2003 by and among CSK Auto, Inc., JPMorgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Syndication Agent, and Bank of America, N.A., incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on June 25, 2003.
10.44		Guarantee and Collateral Agreement dated as of June 20, 2003 made by CSK Auto Corporation, CSK Auto, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on June 25, 2003.
10.45		Amendment No. 1, dated as of June 5, 2002 to the Credit Agreement dated as December 21, 2001 among CSK Auto, Inc., the several lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank, as administrative agent, Credit Suisse First Boston, as syndication agent and UBS AG, Stamford Branch, as documentation agent, incorporated herein by reference to Exhibit Exhibit 99.2 of our Current Report on Form 8-K, filed June 7, 2002.
10.46		Amendment No. 2, dated as of December 3, 2002 to the Credit Agreement dated as December 21, 2001 among CSK Auto, Inc., the several lenders from time to time parties to the Credit Agreement, JPMorgan Chase Bank, as administrative agent, Credit Suisse First Boston, as syndication agent and UBS AG, Stamford Branch, as documentation agent, incorporated herein by reference to Exhibit Exhibit 99.1 of our Current Report on Form 8-K, filed December 19, 2002.
10.47		Securities Purchase Agreement dated as of December 7, 2001 by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., including form of Debenture and form of Make Whole Warrant, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed December 11, 2001.
10	.47.1	Amendment No. 1 to the Securities Purchase Agreement, dated as of May 16, 2002, by and between CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.04.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
10.48		Purchase Agreement dated June 27, 2002 by and among CSK Auto Corporation, Glenellen Investment Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Warburg LLC, Credit Suisse First Boston Corporation, Goldman, Sachs and Co., and Advest, Inc., incorporated herein by reference to Exhibit 10.03 of our Quarterly Report on Form 10-Q, filed on September 18, 2002
10.49		Purchase Agreement dated November 15, 2002, by and among CSK Auto Corporation, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chiltern Trustees Limited, as Trustee of Carmel Trust, Glenellen Investment Co., and Transatlantic Investments, LLC, incorporated herein by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on November 19, 2002
10.50		Purchase Agreement dated September 8, 2003 by and among CSK Auto Corporation, Credit Suisse First Boston LLC, Investcorp CSK Holdings L.P., Equity CSKA Limited, Equity CSKB Limited, Equity CSKC Limited, South Bay Limited, Investcorp Investment Equity Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, and J.P. Morgan (Suisse) SA, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on September 9, 2003

Exhibit
Number	Description of Exhibits

10.51	Purchase Agreement dated January 14, 2004 by and among CSK Auto Corporation, Investcorp CSK Holdings L.P., and Goldman, Sachs & Co., incorporated herein by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed on January 15, 2004
10.52	Registration Rights Agreement, dated August 14, 2001, by and between CSK Auto Corporation and Oppenheimer Capital Income Fund, incorporated herein by reference to Exhibit 4.2.2 of our Quarterly Report on Form 10-Q, filed on December 19, 2001
10.53	Registration Rights Agreement, dated December 21, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 18, 2002.
10.54	Amended and Restated Registration Rights Agreement dated May 16, 2002, by and between CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).
10.55	Registration Rights Agreement, dated January 16, 2004 by and among CSK Auto, Inc., Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Banc of America Securities LLC, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on January 20, 2004.
10.56	Termination Agreement executed as of June 5, 2003 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., which terminates the ISDA master agreement executed as of February 2002 between Lehman Brothers Special Financing Inc. and CSK Auto, Inc., incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 17, 2003 (File No. 001-13927).
10.57	Indicative Callable Swap Term Sheet dated effective April 5, 2004 between Lehman Brothers and CSK Auto, Inc.
21.01	Subsidiaries of the Company, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).
23.01	Consent of Independent Accountants dated April 14, 2004.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.