Form 10-Q
period 2004-05-02
CSK AUTO CORP
filed 2004-06-14
CIK 1051848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2004

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

          As of June 3, 2004, CSK Auto Corporation had 46,532,915 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	May 2,	February 1,
	2004	2004

ASSETS
Cash and cash equivalents	$43,561	$37,221
Receivables, net of allowances of $1,622 and $1,577, respectively	139,124	136,523
Inventories	678,626	666,263
Deferred income taxes	—	787
Prepaid expenses and other current assets	22,369	21,123

Total current assets	883,680	861,917

Property and equipment, net	121,589	124,813
Leasehold interests, net	11,810	12,278
Goodwill	127,069	127,069
Other assets, net	36,711	27,388

Total assets	$1,180,859	$1,153,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$188,079	$177,150
Accrued payroll and related expenses	48,174	47,498
Accrued expenses and other current liabilities	48,545	49,617
Deferred income taxes	6,778	—
Current maturities of amounts due under senior credit facility	2,550	2,550
Current maturities of capital lease obligations	9,892	10,240

Total current liabilities	304,018	287,055

Long term debt	483,237	492,463
Obligations under capital leases	12,811	15,017
Deferred income taxes	13,209	13,121
Other liabilities	22,613	14,251

Total non-current liabilities	531,870	534,852

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 46,530,750 and 46,497,936 shares issued and outstanding at May 2, 2004 and February 1, 2004, respectively	465	465
Additional paid-in capital	467,028	466,576
Stockholder receivable	(65)	(73)
Accumulated deficit	(122,457)	(135,410)

Total stockholders’ equity	344,971	331,558

Total liabilities and stockholders’ equity	$1,180,859	$1,153,465

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended

	May 2,	May 4,
	2004	2003

Net sales	$397,054	$377,449
Cost of sales	208,458	202,425

Gross profit	188,596	175,024
Other costs and expenses:
Operating and administrative	158,745	148,723
Store closing costs	326	93

Operating profit	29,525	26,208
Interest expense, net	8,255	13,936

Income before income taxes	21,270	12,272
Income tax expense	8,317	4,749

Net income	$12,953	$7,523

Basic earnings per share:
Net income	$0.28	$0.17

Shares used in computing per share amounts	46,517	45,149

Diluted earnings per share:
Net income	$0.28	$0.17

Shares used in computing per share amounts	46,885	45,188

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)
(Unaudited)

	Common Stock		Additional
			Paid-In	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balances at February 1, 2004	46,497,936	$465	$466,576	$(73)	$(135,410)	$331,558
Exercise of options	32,814	—	346	—	—	346
Tax benefit relating to stock option exercises	—	—	106	—	—	106
Repayment of stockholder receivable	—	—	—	8	—	8
Net income	—	—	—	—	12,953	12,953

Balances at May 2, 2004	46,530,750	$465	$467,028	$(65)	$(122,457)	$344,971

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Thirteen Weeks Ended

	May 2,	May 4,
	2004	2003

Cash flows from operating activities:
Net income	$12,953	$7,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,332	7,712
Amortization of other items	1,032	926
Amortization of deferred financing costs	483	1,286
Amortization of long term debt fair market value adjustment	(27)	—
Accretion of debt discount	14	226
Losses on disposal of property, equipment and other assets	235	357
Tax benefit relating to stock option exercises	106	—
Deferred income taxes	7,653	4,486
Change in operating assets and liabilities:
Receivables	(1,477)	2,036
Inventories	(19,947)	(30,507)
Prepaid expenses and other current assets	(1,246)	(1,157)
Accounts payable	7,767	17,356
Accrued payroll, accrued expenses and other current liabilities	392	6,029
Other operating activities	(609)	(586)

Net cash provided by operating activities	14,661	15,687

Cash flows from investing activities:
Capital expenditures	(4,352)	(622)
Other investing activities	(817)	(858)

Net cash used in investing activities	(5,169)	(1,480)

Cash flows from financing activities:
Borrowings under senior credit facility	20,600	56,000
Payments under senior credit facility	(20,600)	(68,000)
Payment of debt issuance costs	(854)	—
Payments on capital lease obligations	(2,554)	(2,774)
Proceeds from repayment of stockholder receivable	8	—
Proceeds from exercise of stock options	346	8
Other financing activities	(98)	(92)

Net cash used in financing activities	(3,152)	(14,858)

Net increase (decrease) in cash and cash equivalents	6,340	(651)
Cash and cash equivalents, beginning of period	37,221	15,519

Cash and cash equivalents, end of period	$43,561	$14,868

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thirteen Weeks Ended May 2, 2004

      CSK Auto Corporation is a holding company. At May 2, 2004, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us”, or “our”.

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At May 2, 2004, we operated 1,117 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Basis of Presentation

      We prepared the unaudited consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position and the results of our operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 1, 2004, as included in our Annual Report on Form 10-K filed with the SEC on April 15, 2004.

Note 2 — Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which addressed accounting for special-purpose and variable interest entities. In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities”, which superseded FIN 46. The effective date of FIN 46R is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity. Companies that have adopted FIN 46 prior to the effective date of FIN 46R will either continue to apply FIN 46 until the effective date of FIN 46R or apply the provision of FIN 46R at an earlier date. As of May 2, 2004, we have adopted FIN 46 and FIN 46R with no impact on our financial statements.

      The FASB has released an Exposure Draft, “Share-Based Payment — An Amendment to FASB Statements No. 123 and 95”, which revises the rules governing stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in the statements of operations. The comment period ends June 30, 2004. The effective date of this Statement is expected to be in fiscal 2005. The pro forma impact on the first quarter of fiscal 2004 of expense recognition of unvested stock options is calculated as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and disclosed in Note 7 of these financial statements.

Note 3 — Inventories

      Inventories are valued at the lower of cost or market, our costs being determined utilizing the Last-in First-out (“LIFO”) method. Under the LIFO method, costs of sales reflect the costs of the most recently purchased inventories. Inventory carrying balances on the other hand, reflect the costs relating to prices paid in prior years under the LIFO method. Our costs of acquiring inventories through normal purchasing activities have been moderately decreasing, as our increased size, financial performance and cash flows have enabled us to take advantage of volume discounts and lower product acquisition costs. Accordingly, it costs us less money to replace inventory today than the LIFO balances carried for similar inventory in our financial statements. As

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a result of the LIFO method of accounting for inventory and the ability to obtain lower product acquisition costs, we recorded reductions to cost of goods sold of $1.2 million and $8.3 million for the quarters ending May 2, 2004 and May 4, 2003, respectively.

      The replacement cost of inventories, including capitalization, was approximately $562.9 million and $552.0 million at May 2, 2004 and February 1, 2004, respectively, as compared to financial statement carrying values of $678.6 million and $666.3 million. While financial statement carrying balances are higher than replacement costs, such carrying balances are not higher than the net realizable value (“NRV”) we expect to earn by selling the inventory through our retail stores in the normal course of business. Under generally accepted accounting principles, NRV reflects the expected selling price of the inventories, less selling costs and a normal profit margin to compute our NRV floor.

      We evaluate the difference between carrying balances and NRV of our inventories at each balance sheet reporting date. At May 2, 2004, we estimated that the NRV of our inventories exceeded carrying balances by approximately $1.0 million. Though not anticipated at this time, if our evaluation in a future period indicated that carrying balances exceeded the NRV of the inventories, the carrying balances of the inventory would be reduced to NRV, with a corresponding charge to operations.

Note 4 — Store Closing Costs

      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance, it is considered for closure. As a result of past acquisitions, we have closed numerous locations due to store overlap with previously existing store locations.

      We account for the costs of closed stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, costs of operating lease commitments for a closed store are recognized as expense at fair value at the time we cease operating the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily represents the discounted value of three future net cash outflows related to closed stores: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease income); (2) lease commissions associated with the anticipated store subleases; and (3) contractual expenses associated with the closed store vacancy periods. Operating expenses, such as utilities and repairs, are expensed as incurred and no provision is made for employee termination costs. During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in normal operating expenses.

      As of May 2, 2004, we had a total of 161 store locations included in the allowance for store closing costs. Of this total, 17 locations were vacant and 144 locations were subleased. In addition to these stores, we had 56 service centers of which 3 were vacant and 53 were subleased. Future rental payments will be made through the expiration of the non-cancelable leases, the longest of which expires January 2018.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity in the allowance for store closings and the related payments for the first quarter of fiscal 2004 are as follows ($ in thousands):

Balance, beginning of year	$12,148
Store closing costs:
Provision for store closing costs	29
Revisions in estimates	(4)
Accretion	153
Operating expenses and other	148

Store closing costs, net	326
Payments:
Rent expense, net of sublease income	(806)
Occupancy and other expenses	(223)
Lease buyouts and sublease commissions	(1,211)

Total payments	(2,240)

Balance as of May 2, 2004	$10,234

      We expect cash outflows for vacant stores, sublease losses and lease buyouts of approximately $6.0 million during fiscal 2004, with the remainder of cash outflows relating to these items primarily occurring during fiscal 2005 through 2007.

Note 5 — Long Term Debt

      Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	May 2,	February 1,
	2004	2004

Senior credit facility — term loan	$255,000	$255,000
Senior credit facility — revolving credit commitment	—	—
12% senior notes	14,910	14,910
Unamortized original issue discount on 12% senior notes	(135)	(149)
7% senior subordinated notes	225,000	225,000

Notes and loans, including current maturities	494,775	494,761
Fair market value adjustment on $100.0 million of 7% senior subordinated notes (SFAS No. 133 hedge accounting adjustment)	(9,213)	—
Fair market value adjustment on remaining balance of 12% senior notes (SFAS No. 133 hedge accounting adjustment)	225	252

Total debt	485,787	$495,013
Less: current maturities under senior credit facility	2,550	2,550

Total long term debt	$483,237	$492,463

      On April 5, 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set semi-annually in arrears, equal to the 6 month LIBOR + 283 basis points. The agreement is for the term of the notes. The hedge is accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in the results of operations. Based upon our

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt will not have a significant effect on our consolidated results of operations. At May 2, 2004, the fair value of the interest rate swap approximated $9.2 million, which is included as an increase in other long-term liabilities with an identical amount reflected as a basis adjustment to the 7% senior subordinated notes on the accompanying Consolidated Balance Sheet.

Note 6 — Earnings Per Share

      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks
	Ended

	May 2,	May 4,
	2004	2003

Numerator for basic and diluted EPS:
Net income	$12,953	$7,523

Denominator for basic EPS:
Weighted average shares outstanding (basic)	46,517	45,149

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	46,517	45,149
Effect of dilutive stock options	368	39

Weighted average shares outstanding (diluted)	46,885	45,188

Shares excluded as a result of anti-dilution:
Stock options	346	2,969

Note 7 — Stock Based Compensation

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

      We have stock-based employee compensation plans, which are described more fully in Note 11 of the Notes to Consolidated Financial Statements in our 2003 Annual Report on Form 10-K filed with the SEC on April 15, 2004. We continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No material stock-based employee compensation expense is reflected in net income (loss) for the quarters ended May 2, 2004 or May 4, 2003 as the intrinsic value of all options granted under those plans was zero. The following table illustrates the effect on net income and earnings per share if

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” ($ in thousands, except per share amounts):

	Thirteen Weeks
	Ended

	May 2,	May 4,
	2004	2003

Net income — as reported	$12,953	$7,523
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(171)	(245)

Net income — pro forma	$12,782	$7,278

Earnings per share — basic:
As reported	$0.28	$0.17
Pro forma	0.27	0.16
Earnings per share — diluted:
As reported	$0.28	$0.17
Pro forma	0.27	0.16

Note 8 — Legal Matters

      During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned a battery core to our stores. The Board believes that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. Based on the Board’s position, we could be responsible for the sales tax and related interest associated with this matter for the audited periods of October 1997 through September 2000, plus the additional unaudited time period through December 2002, when we changed our business practices in this area to mitigate potential future tax related liability.

      We believe that we have a strong basis under California law for disputing the payment of this assessment, and in October 2003, timely filed a Petition for Redetermination with the Board. In May 2004, we received a response from the Board indicating that the district office that conducted the audit upheld its position, and requesting confirmation of our desire to proceed with the scheduling of an appeals conference concerning this matter. We have responded affirmatively to the Board’s letter and anticipate that an appeals conference before an appeals division attorney or auditor will be scheduled to take place within the next few months. Our practices through December 2002 relative to the handling of taxes on battery cores had been consistent for over a decade, and it is our position that our consistent treatment of battery core charges, together with prior tax audits and tax auditors’ written commentary concerning our handling of such charges, permits us to rely upon precedent set in prior audits. Reliance on prior audits is a position that is supportable under California law. We also have other defenses, and intend to vigorously defend our position with regard to this matter. A liability for the potential sales tax and related interest payments has not been recorded in our consolidated financial statements.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      CSK Auto Corporation is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. As of May 2, 2004, through our wholly owned subsidiary CSK Auto, Inc., we operated 1,117 stores in 19 states under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 415 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 225 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 477 stores primarily in California.

      During the thirteen weeks ended May 2, 2004 (the “first quarter of fiscal 2004”), we opened 7 stores, relocated 2 stores and closed 4 stores in addition to the 2 stores closed upon relocation. Our goal for fiscal 2004 is to open approximately 45 stores, consisting of approximately 35 new stores and 10 relocated stores. During fiscal 2004, we expect to close approximately 10 stores (in addition to approximately 10 stores closed due to relocation) for a net increase of approximately 25 stores in fiscal 2004.

      We compete in the U.S. automotive aftermarket industry. Our primary competitors include national and regional automotive parts chains, wholesalers, jobber stores, independent operators, automobile dealers, and discount stores and mass merchandisers that carry automotive parts. We offer a broad selection of national brand name, private-label and generic automotive products for domestic and imported cars and light trucks. We serve both the do-it-yourself (“DIY”) and the commercial installer, or do-it-for-me (“DIFM”) markets. During the first quarter of fiscal 2004, sales to the DIY market represented approximately 83% of our business, while sales to the DIFM market represented approximately 17% of our business. Due to the competitive nature of our business, we try to differentiate ourselves from other automotive parts and accessories retailers by our: (1) ability to make available a broad selection of products on a timely basis, (2) attractive pricing, (3) innovative product offerings, (4) conveniently located stores, (5) brand name recognition as a trusted source of automotive parts and accessories, (6) focus on customer service, and (7) knowledgeable sales associates.

      Net income for the first quarter of fiscal 2004 increased 72% compared to the thirteen weeks ended May 4, 2003 (the “first quarter of fiscal 2003”). Net income was positively impacted by our increased sales, gross profit and lower interest expense resulting primarily from our January 2004 refinancing.

      Automotive Information Systems, Inc. (“AIS”) is a wholly owned subsidiary of CSK Auto, Inc. that provides diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and to DIY consumers. We are continuing to examine alternatives that will allow us to maximize the potential value of AIS without significantly increasing our capital commitment. Possibilities include joint ventures or a sale in a manner that would allow us to retain certain of the attributes of AIS we deem most valuable to our business. We do not anticipate that any potential transaction will have a material effect on our 2004 consolidated results of operations or our financial condition.

      The following discussion and analysis presents factors that affected our consolidated results of operations for the quarter ended May 2, 2004 and our consolidated financial position at that date. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q as well as our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2004.

Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks
	Ended

	May 2,	May 4,
	2004	2003

Net sales	100.0%	100.0%
Cost of sales	52.5	53.6

Gross profit	47.5	46.4
Operating and administrative	40.0	39.4
Store closing costs	0.1	0.1

Operating profit	7.4	6.9
Interest expense, net	2.0	3.7

Income before income tax expense	5.4	3.2
Income tax expense	2.1	1.2

Net income	3.3%	2.0%

Thirteen Weeks Ended May 2, 2004 Compared to Thirteen Weeks Ended May 4, 2003

      Net sales for the first quarter of fiscal 2004 increased 5.2% to $397.1 million from $377.4 million for the first quarter of fiscal 2003. Same store sales increased approximately 5% (approximately 5% retail and approximately 6% commercial). All of our regions had comparable store sales increases and sales were strong in core product categories such as batteries, brakes, shocks and rotating electric parts. Our core product offerings, as well as our new and innovative products, have contributed to an increase in our dollar average sale per customer.

      Gross profit was $188.6 million, or 47.5% of net sales, for the first quarter of fiscal 2004, as compared to $175.0 million, or 46.4% of net sales, for the first quarter of fiscal 2003. The increased gross profit margin dollars and percent are a result of our continuing efforts to lower the acquisition costs of our core products and our ability to source our promotional products at more favorable terms. In addition, we have reduced our store inventory shrinkage through improved store procedures and enhanced inventory control systems.

      Operating profit for the first quarter of fiscal 2004 totaled $29.5 million, or 7.4% of net sales, compared to $26.2 million, or 6.9% of net sales, for the first quarter of fiscal 2003. Operating and administrative expenses were 40.0% of sales in the first quarter of fiscal 2004 as compared to 39.4% of sales in the same quarter of fiscal 2003. The percentage increase is primarily attributed to slightly higher incentive payments and benefit costs associated with our employee compensation programs.

      Interest expense for the first quarter of fiscal 2004 decreased to $8.3 million from $13.9 million in the first quarter of fiscal 2003, primarily as a result of the lower interest rate structure as a result of our January 2004 refinancing.

      Income tax expense for the first quarter of fiscal 2004 was $8.3 million, compared to $4.7 million for the comparable period of fiscal 2003. Our effective tax rate increased slightly to 39.1% from 38.7%, primarily as a result of the non-deductibility of certain employee benefits and a reduction in employment based state tax credits as a percentage of pretax income.

      As a result of the above factors, net income increased to $13.0 million, or $0.28 per diluted common share, for the first quarter of fiscal 2004, compared to net income of $7.5 million, or $0.17 per diluted common share, for the first quarter of fiscal 2003.

Liquidity and Capital Resources

     Overview of Liquidity

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. We are required to make only minimal debt amortization payments prior to fiscal 2008 other than capital lease payments. We intend to fund our cash requirements with cash flows from operating activities, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases. The following table outlines our liquidity:

	May 2, 2004	February 1, 2004

	($ in thousands)
Cash	$43,561	$37,221
Availability under revolving line of credit	113,381	120,068
Working capital	579,662	574,862
Debt (including capital lease obligations) to equity ratio	1.5	1.6

      Availability under our revolving line of credit decreased during the first quarter of fiscal 2004 as a result of the issuance of certain letters of credit. Our liquidity has substantially improved over recent years allowing us to refinance our debt and reduce our overall interest rates.

      On June 8, 2004, our Board of Directors authorized, effective immediately, the purchase of the Company’s common stock with an aggregate purchase price not to exceed $25 million. We may buy shares in the open market, in privately negotiated transactions or otherwise, and will base our decisions on whether to repurchase shares and the timing of any such repurchases on factors including the stock price, our cash and debt levels, and general economic and market conditions. Any shares of stock repurchased under the plan will be retired and returned to the status of authorized and unissued shares. This share repurchase program will be in effect until December 2005.

      We lease our office and warehouse facilities, all but one of our retail stores, and much of our equipment. Substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. These leases generally require minimal initial cash outlay and we expect that substantially all of our new store locations will be leased pursuant to similar operating leases in the near future. There are no material changes to the contractual obligations table disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 1, 2004, filed with the SEC on April 15, 2004.

Analysis of Cash Flows

      The following table summarizes our cash flows from operating activities:

	Thirteen Weeks Ended

	May 2, 2004	May 4, 2003

	($ in thousands)
Net income	$12,953	$7,523
Non-cash expenses and adjustments	16,828	14,993
Change in inventory, net of accounts payable	(12,180)	(13,151)
Changes in other operating assets and liabilities	(2,940)	6,322

Cash flows from operating activities	$14,661	$15,687

      During the first quarter of fiscal 2004, net cash provided by operating activities was $14.7 million compared to $15.7 million of cash provided by operating activities during the first quarter of fiscal 2003. The most significant component of the change relates to an increase in cash used to support working capital requirements resulting primarily from higher accounts receivable balances and lower accrued interest balances during the first quarter of fiscal 2004 relative to the first quarter of fiscal 2003. This was partially offset by an increase of $5.4 million in net income. Cash used for inventory increases (net of accounts payable) in support of our spring selling season was relatively consistent year over year.

      Net cash used in investing activities totaled $5.2 million for the first quarter of fiscal 2004, compared to $1.5 million used during the comparable period of fiscal 2003. Capital expenditures during the first quarter of fiscal 2004 were $3.7 million higher than in the first quarter of fiscal 2003 as a result of investments made to support new store growth and additional capital upgrades to existing stores.

      Net cash used in financing activities totaled $3.2 million in fiscal 2004 compared to $14.9 million used in financing activities in the comparable period of fiscal 2003. This decrease primarily relates to lower payments on our senior credit facility, where there were no net payments made during fiscal 2004 compared to $12.0 million in net payments made during fiscal 2003. In addition, during the first quarter of fiscal 2004 we paid $0.9 million of debt issuance costs relating to our refinancing completed in January 2004.

Store Closures

      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance, it is considered for closure. As a result of past acquisitions, we have closed numerous locations due to store overlap with previously existing store locations.

      We account for the costs of closed stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, costs of operating lease commitments for a closed store are recognized as expense at fair value at the time we cease operating the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily represents the discounted value of three future net cash outflows related to closed stores: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease income); (2) lease commissions associated with the anticipated store subleases; and (3) contractual expenses associated with the closed store vacancy periods. Operating expenses, such as utilities and repairs, are expensed as incurred and no provision is made for employee termination costs. During the period that they remain open for business, the rent and other operating expenses for the stores to be closed continue to be reflected in normal operating expenses.

      As of May 2, 2004, we had a total of 161 store locations included in the allowance for store closing costs. Of this total, 17 locations were vacant and 144 locations were subleased. In addition to these stores, we had 56 service centers of which 3 were vacant and 53 were subleased. Future rental payments will be made through the expiration of the non-cancelable leases, the longest of which expires January 2018.

      Activity in the allowance for store closings and the related payments for the first quarter of fiscal 2004 is as follows ($ in thousands):

Balance, beginning of year	$12,148
Store closing costs:
Provision for store closing costs	29
Revisions in estimates	(4)
Accretion	153
Operating expenses and other	148

Store closing costs, net	326
Payments:
Rent expense, net of sublease recoveries	(806)
Occupancy and other expenses	(223)
Lease buyouts and sublease commissions	(1,211)

Total payments	(2,240)

Balance as of May 2, 2004	$10,234

      We expect cash outflows for vacant stores, sublease losses and lease buyouts of approximately $6.0 million during fiscal 2004, with the remainder of cash outflows relating to these items primarily occurring during fiscal 2005 through 2007.

Factors Affecting Liquidity and Capital Resources

     Sales Trends

      Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters.) In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal product to increase.

      Our same store sales increased 5% during the first quarter of fiscal 2004. Since the beginning of the second quarter of fiscal 2004, same store sales have been slightly lower than expected, but still remain positive. We believe that the lower sales are primarily the result of cooler West Coast temperatures and that sales will begin to increase as the temperatures begin to rise. As a result, we continue to forecast full year same store sales increases of approximately 3.5% to 4%.

     Inflation

      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.

     Debt Covenants

      Our credit agreement contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. The Consolidated Leverage Ratio is “Consolidated Total Funded Debt”, as defined in the credit agreement, divided by “Consolidated

EBITDA” as defined in the credit agreement. The Interest Coverage Ratio is “Consolidated EBITDA”, as defined in the credit agreement, divided by “cash interest expense”, as defined in the credit agreement. At May 2, 2004 we were in compliance with the related covenants. We anticipate meeting all required covenants under our existing credit agreement in fiscal 2004.

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

     Interest Rates

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt is sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit facility, which is primarily vulnerable to movements in the LIBOR rate. On April 5, 2004, we entered into an interest rate swap agreement which converted the interest payment obligation on $100.0 million of our 7% senior subordinated notes to a floating rate, set semi-annually in arrears, equal to the 6 month LIBOR rate plus 283 basis points.

      At May 2, 2004, including the $100.0 million of senior subordinated notes that are subject to the interest rate swap agreement, 70% of our outstanding debt was at variable interest rates and 30% of our outstanding debt was at fixed interest rates. With $355.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.6 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Critical Accounting Matters

      For a discussion of our critical accounting matters, please refer to our fiscal 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2004.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which addressed accounting for special-purpose and variable interest entities. In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities”, which superseded FIN 46. The effective date of FIN 46R is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity. Companies that have adopted FIN 46 prior to the effective date of FIN 46R will either continue to apply FIN 46 until the effective date of FIN 46R or apply the provision of FIN 46R at an earlier date. As of May 2, 2004, we have adopted FIN 46 and FIN 46R with no impact on our financial statements.

      The FASB has released an Exposure Draft, “Share-Based Payment — An Amendment to FASB Statements No. 123 and 95”, which revises the rules governing stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in the statements of operations. The comment period ends June 30, 2004. The effective date of this Statement is expected to be in fiscal 2005. The pro forma impact on the first quarter of fiscal 2004 of expense recognition of unvested stock options is calculated as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and disclosed in Note 7 of these financial statements.

Forward-Looking Statements

      The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements about the future performance of the Company that are based on management’s assumptions and beliefs in light of the information currently available. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors that may cause differences are identified in our fiscal 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2004, and are incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      See “Factors Affecting Liquidity and Capital Resources” above.

Item 4.	Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

      Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 2, 2004, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Control Over Financial Reporting

      During the fiscal quarter ended May 2, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned a battery core to our stores. The Board believes that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. Based on the Board’s position, we could be responsible for the sales tax and related interest associated with this matter for the audited periods of October 1997 through September 2000, plus the additional unaudited time period through December 2002, when we changed our business practices in this area to mitigate potential future tax related liability.

      We believe that we have a strong basis under California law for disputing the payment of this assessment, and in October 2003, timely filed a Petition for Redetermination with the Board. In May 2004, we received a response from the Board indicating that the district office that conducted the audit upheld its position, and requesting confirmation of our desire to proceed with the scheduling of an appeals conference concerning this matter. We have responded affirmatively to the Board’s letter and anticipate that an appeals conference before an appeals division attorney or auditor will be scheduled to take place within the next few months. Our practices through December 2002 relative to the handling of taxes on battery cores had been consistent for over a decade, and it is our position that our consistent treatment of battery core charges, together with prior tax audits and tax auditors’ written commentary concerning our handling of such charges, permits us to rely upon precedent set in prior audits. Reliance on prior audits is a position that is supportable under California law. We also have other defenses, and intend to vigorously defend our position with regard to this matter. A liability for the potential sales tax and related interest payments has not been recorded in our consolidated financial statements.

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

Item 2.	Changes in Securities and Use of Proceeds

      NONE

Item 3.	Defaults upon Senior Securities

      NONE

Item 4.	Submission of Matters to a Vote of Security Holders

      NONE

Item 5.	Other Information

      NONE

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

3.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
3.03.2	Second Amendment to Amended and Restated Bylaws of the Company, dated May 6, 2004.
4.01	Amended and Restated Credit Agreement dated as of January 16, 2004, by and among CSK Auto, Inc., JPMorgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Syndication Agent, and Bank of America, N.A., incorporated herein by reference to Exhibit 99.2 of our Current Report on form 8-K, filed January 20, 2004.
4.01.1	Amendment No. 1 to Amended and Restated Credit Agreement among CSK Auto, Inc and JPMorgan Chase Bank, as administrative agent for the Lenders, dated as of April 29, 2004.
4.02	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.03	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.04	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Purchase Agreement, dated January 9, 2004, by and among CSK Auto, Inc. as issuer; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Banc of America Securities LLC, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 20, 2004.
4.06	Indenture dated as of January 16, 2004 by and among CSK Auto, Inc. (as Issuer), CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. (each a Guarantor) and The Bank of New York (as Trustee), incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 20, 2004.
10.1	Amended and Restated Supplemental Executive Retirement Plan Agreement between CSK Auto, Inc. and Maynard Jenkins, dated May 4, 2004.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      On March 18, 2004 we filed a current report on Form 8-K, to report under items 9 and 12 thereof, the issuance of a press release announcing our operating results for the fourth quarter and full year of fiscal 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK AUTO CORPORATION

By:	/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer
and Duly Authorized Officer

DATED: June 10, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
3.03.2	Second Amendment to Amended and Restated By-laws of the Company, dated May 6, 2004.
4.01	Amended and Restated Credit Agreement dated as of January 16, 2004, by and among CSK Auto, Inc., JPMorgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Syndication Agent, and Bank of America, N.A., incorporated herein by reference to Exhibit 99.2 of our Current Report on form 8-K, filed January 20, 2004.
4.01.1	Amendment No. 1 to Amended and Restated Credit Agreement among CSK Auto, Inc and JPMorgan Chase Bank, as administrative agent for the Lenders, dated as of April 29, 2004.
4.02	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.03	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.04	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Purchase Agreement, dated January 9, 2004, by and among CSK Auto, Inc. as issuer; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Banc of America Securities LLC, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 20, 2004.
4.06	Indenture dated as of January 16, 2004 by and among CSK Auto, Inc. (as Issuer), CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. (each a Guarantor) and The Bank of New York (as Trustee), incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 20, 2004.
10.1	Amended and Restated Supplemental Executive Retirement Plan Agreement between CSK Auto, Inc. and Maynard Jenkins, dated May 4, 2004.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.