Form 10-Q
period 2004-08-01
CSK AUTO CORP
filed 2004-09-10
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2004

or

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

     As of September 7, 2004, CSK Auto Corporation had 45,278,966 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 1,	February 1,
	2004	2004

	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$44,615	$37,221
Receivables, net of allowances of $773 and $1,577, respectively	133,551	136,523
Inventories	695,423	666,263
Deferred income taxes	—	787
Prepaid expenses and other current assets	19,908	21,123

Total current assets	893,497	861,917

Property and equipment, net	123,499	124,813
Leasehold interests, net	11,371	12,278
Goodwill	127,069	127,069
Other assets, net	32,249	27,388

Total assets	$1,187,685	$1,153,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$206,022	$177,150
Accrued payroll and related expenses	43,824	47,498
Accrued expenses and other current liabilities	48,403	49,617
Deferred income taxes	13,230	—
Current maturities of amounts due under senior credit facility	2,550	2,550
Current maturities of capital lease obligations	6,910	10,240

Total current liabilities	320,939	287,055

Long term debt	482,590	492,463
Obligations under capital leases	9,630	15,017
Deferred income taxes	14,471	13,121
Other liabilities	20,697	14,251

Total non-current liabilities	527,388	534,852

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 45,278,186 and 46,497,936 shares issued and outstanding at August 1, 2004 and February 1, 2004, respectively	453	465
Additional paid-in capital	447,569	466,576
Stockholder receivable	(65)	(73)
Accumulated deficit	(108,599)	(135,410)

Total stockholders’ equity	339,358	331,558

Total liabilities and stockholders’ equity	$1,187,685	$1,153,465

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net sales	$409,057	$418,514	$806,111	$795,963
Cost of sales	217,740	224,812	426,198	427,237

Gross profit	191,317	193,702	379,913	368,726
Other costs and expenses:
Operating and administrative	160,437	158,475	319,182	307,198
Store closing costs	561	43	887	136

Operating profit	30,319	35,184	59,844	61,392
Interest expense, net	7,592	13,251	15,847	27,187
Loss on debt retirement	—	4,315	—	4,315

Income before income taxes	22,727	17,618	43,997	29,890
Income tax expense	8,869	6,804	17,186	11,553

Net income	$13,858	$10,814	$26,811	$18,337

Basic earnings per share:
Net income	$0.30	$0.24	$0.58	$0.41

Shares used in computing per share amounts	46,184	45,217	46,349	45,183

Diluted earnings per share:
Net income	$0.30	$0.24	$0.57	$0.41

Shares used in computing per share amounts	46,466	45,499	46,675	45,274

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional
			Paid-in	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

	(In thousands, except share data)
Balances at February 1, 2004	46,497,936	$465	$466,576	$(73)	$(135,410)	$331,558
Exercise of options	52,652	—	531	—	—	531
Issuances of restricted stock	2,554	—	45	—	—	45
Tax benefit relating to stock option exercises	—	—	169	—	—	169
Repurchase and retirement of common stock	(1,274,956)	(12)	(19,752)	—	—	(19,764)
Recovery of stockholder receivable	—	—	—	8	—	8
Net income	—	—	—	—	26,811	26,811

Balances at August 1, 2004	45,278,186	$453	$447,569	$(65)	$(108,599)	$339,358

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended

	August 1,	August 3,
	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$26,811	$18,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,781	15,437
Amortization of deferred financing costs	965	2,367
Amortization of long term debt fair market value adjustment	(53)	(307)
Amortization of other items	2,133	1,900
Accretion of debt discount	28	461
Losses on disposal of property, equipment and other assets	606	560
Tax benefit relating to stock option exercises	169	302
Write off of debt issuance costs	—	2,268
Premium paid on early retirement of debt	—	(350)
Proceeds from interest rate swap termination	—	6,031
Deferred income taxes	15,367	10,623
Change in operating assets and liabilities:
Receivables	4,096	6,625
Inventories	(34,605)	(33,943)
Prepaid expenses and other current assets	1,215	(2,978)
Accounts payable	26,398	18,687
Accrued payroll, accrued expenses and other current liabilities	(4,062)	(1,204)
Other operating activities	(448)	676

Net cash provided by operating activities	52,401	45,492

Cash flows from investing activities:
Capital expenditures	(12,831)	(4,802)
Other investing activities	(1,653)	(1,666)

Net cash used in investing activities	(14,484)	(6,468)

Cash flows from financing activities:
Borrowings under senior credit facility	20,600	281,000
Payments under senior credit facility	(21,875)	(283,000)
Retirement of balance of 11% senior subordinated notes	—	(9,547)
Payment of debt issuance costs	(892)	(4,047)
Payments on capital lease obligations	(8,975)	(5,814)
Proceeds from repayment of stockholder receivable	8	168
Proceeds from exercise of stock options	531	2,867
Repurchase of common stock	(19,764)	—
Other financing activities	(156)	(146)

Net cash used in financing activities	(30,523)	(18,519)

Net increase in cash and cash equivalents	7,394	20,505
Cash and cash equivalents, beginning of period	37,221	15,519

Cash and cash equivalents, end of period	$44,615	$36,024

      The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-six Weeks Ended August 1, 2004

      CSK Auto Corporation is a holding company. At August 1, 2004, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us”, or “our”.

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At August 1, 2004, we operated 1,123 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 — Basis of Presentation

      We prepared the unaudited consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position and the results of our operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 1, 2004 (fiscal 2003), as included in our Annual Report on Form 10-K filed with the SEC on April 15, 2004.

      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. This has no impact on our previously reported financial position, results of operations or cash flows.

Note 2 — Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which addressed accounting for special-purpose and variable interest entities. In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities”, which superseded FIN 46. The effective date of FIN 46R is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity. Companies that have adopted FIN 46 prior to the effective date of FIN 46R will either continue to apply FIN 46 until the effective date of FIN 46R or apply the provision of FIN 46R at an earlier date. We have adopted the provisions of FIN 46R with no impact on our financial statements.

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

      The replacement cost of inventories, including the capitalization of certain purchase related costs, was approximately $580.2 million and $552.0 million at August 1, 2004 and February 1, 2004, respectively, as compared to financial statement carrying values of $695.4 million and $666.3 million. While financial statement carrying balances are higher than replacement costs, such carrying balances are not higher than the

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net realizable value amount (“NRV”) we expect to earn by selling the inventory through our retail stores in the normal course of business. Under generally accepted accounting principles, NRV reflects the expected selling price of the inventories, less selling costs and a normal profit margin to compute our NRV floor.

      We evaluate the difference between carrying balances and NRV of our inventories at each balance sheet reporting date. At August 1, 2004, we estimated that the NRV of our inventories exceeded carrying balances by approximately $1.0 million. Though not anticipated at this time, if our evaluation in a future period indicated that carrying balances exceeded the NRV of the inventories, the carrying balances of the inventory would be reduced to NRV, with a corresponding charge to operations.

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

      We account for the costs of closed stores in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, costs of operating lease commitments for a closed store are recognized as expense at fair value at the time we cease operating the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily represents the discounted value of the following future net cash outflows related to closed stores: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease income); (2) lease commissions associated with the anticipated store subleases; and (3) contractual expenses associated with the closed store vacancy periods. Certain operating expenses, such as utilities and repairs, are expensed as incurred and no provision is made for employee termination costs.

      As of August 1, 2004, we had a total of 148 store locations included in the allowance for store closing costs. Of this total, 13 locations were vacant and 135 locations were subleased. In addition to these stores, we had 55 service centers of which 3 were vacant and 52 were subleased. Future rental payments will be made through the expiration of the non-cancelable leases, the longest of which runs through January 2018.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity in the allowance for store closings and the related payments for the first half of fiscal 2004 are as follows ($ in thousands):

Balance, beginning of year	$12,148
Store closing costs:
Provision for store closing costs	106
Revisions in estimates	(12)
Accretion	287
Operating expenses and other	506

Store closing costs, net	887
Payments:
Rent expense, net of sublease income	(1,553)
Occupancy and other expenses	(481)
Lease buyouts and sublease commissions	(2,103)

Total payments	(4,137)

Balance as of August 1, 2004	$8,898

      We expect cash outflows for vacant stores (which includes certain operating expenses that are expensed as incurred), sublease losses and lease buyouts to be approximately $7.0 million during fiscal 2004. We expect the remainder of cash outflows relating to these stores to occur primarily during fiscal 2005 through fiscal 2007.

Note 5 — Debt

      Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	August 1,	February 1,
	2004	2004

Senior credit facility — term loan	$253,725	$255,000
12% senior notes	14,910	14,910
Unamortized original issue discount on 12% senior notes	(121)	(149)
7% senior subordinated notes	225,000	225,000

Notes and loans, including current maturities	493,514	494,761
SFAS No. 133 fair market value adjustment:
$100.0 million of 7% senior subordinated notes	(8,573)	—
12% senior notes	199	252

Total debt	485,140	495,013
Less: current maturities under senior credit facility	2,550	2,550

Total long term debt	$482,590	$492,463

      On August 10, 2004, we amended our senior credit facility to provide for an immediate reduction of the interest rate on the term loan of 25 basis points and an opportunity for an additional 25 basis points reduction of the interest rate on such term loan upon the achievement of certain conditions, as more particularly set forth in the amendment. The amendment also provides for a one-year extension of the term loan maturity to August 2010.

      On April 5, 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set semi-annually in arrears, equal to the 6 month

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIBOR + 283 basis points. The agreement is for the term of the notes. The hedge is accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in the results of operations. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt will not have a significant effect on our consolidated results of operations. At August 1, 2004, the fair value of the interest rate swap approximated $8.6 million, which is included as an increase in other long-term liabilities with an identical amount reflected as a basis adjustment to the 7% senior subordinated notes on the accompanying Consolidated Balance Sheet.

Note 6 — Earnings Per Share

      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003

Numerator for basic and diluted EPS:
Net income	$13,858	$10,814	$26,811	$18,337

Denominator for basic EPS:
Weighted average shares outstanding (basic)	46,184	45,217	46,349	45,183

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	46,184	45,217	46,349	45,183
Effect of dilutive stock options	282	282	326	91

Weighted average shares outstanding (diluted)	46,466	45,499	46,675	45,274

Shares excluded as a result of anti-dilution:
Stock options	473	652	375	2,056

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

      We have stock-based employee compensation plans, which are described more fully in Note 11 of the Notes to Consolidated Financial Statements in our 2003 Annual Report on Form 10-K filed with the SEC on April 15, 2004. We continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No material stock-based employee compensation expense is reflected in net income for the thirteen or twenty-six weeks ended August 1, 2004 or August 3, 2003 as the intrinsic value of all options granted under those plans was zero. The following table illustrates the effect on net income and

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” ($ in thousands, except per share amounts):

	Thirteen Weeks		Twenty-six Weeks
	Ended		Ended

	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003

Net income — as reported	$13,858	$10,814	$26,811	$18,337
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(164)	(157)	(335)	(402)

Net income — pro forma	$13,694	$10,657	$26,476	$17,935

Earnings per share — basic:
As reported	$0.30	$0.24	$0.58	$0.41
Pro forma	$0.30	$0.24	$0.57	$0.40
Earnings per share — diluted:
As reported	$0.30	$0.24	$0.57	$0.41
Pro forma	$0.30	$0.23	$0.57	$0.40

      During the second quarter of fiscal 2004, our stockholders approved a new Stock and Incentive Plan which allows for the issuance of a variety of equity-based awards, including stock options and restricted stock.

Note 8 — Stock Repurchase Program

      On June 8, 2004, our Board of Directors approved a share repurchase program that authorized our purchase of shares of our common stock with an aggregate purchase price not to exceed $25.0 million. The program provides that we may buy shares in the open market or in privately negotiated transactions and that we will base our decisions on whether to repurchase shares and the timing of any such repurchases on factors including the stock price, our cash and debt levels, and general economic and market conditions. Shares of stock repurchased under the program will be retired and returned to the status of authorized and unissued shares. This program will expire in December 2005. During the second quarter of fiscal 2004, we repurchased approximately 1.3 million shares of our common stock at a cost of approximately $19.8 million under this program.

Note 9 — Legal Matters

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

      We believe that we have a strong basis under California law for disputing the payment of this assessment, and in October 2003 we timely filed a Petition for Redetermination with the Board. In May 2004, we received a response from the Board indicating that the district office that conducted the audit upheld its position and requested confirmation of our desire to proceed with the scheduling of an appeals conference concerning this

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matter. We responded affirmatively to the Board’s letter in May 2004 and are presently waiting for formal scheduling by the Board of an appeals conference before an appeals division attorney or auditor. Our practices through December 2002 relative to the handling of taxes on battery cores had been consistent for over a decade, and it is our position that our consistent treatment of battery core charges, together with prior tax audits and tax auditors’ written commentary concerning our handling of such charges, permits us to rely upon precedent set in prior audits. Reliance on prior audits is a position that is supportable under California law. We also have other defenses and intend to vigorously defend our position with regard to this matter. A liability for the potential sales tax and related interest payments has not been recorded in our consolidated financial statements.

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

     Overview

      CSK Auto Corporation is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. As of August 1, 2004, through our wholly owned subsidiary CSK Auto, Inc., we operated 1,123 stores in 19 states under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 419 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schucks Auto Supply, founded in 1917, with 225 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 479 stores primarily in California.

      In the following discussion, we refer to the thirteen and twenty-six week periods ended on August 1, 2004 and August 3, 2003, respectively, as the “second quarter” and “first half” of those respective fiscal years.

      During the first half of fiscal 2004, we opened 16 stores, relocated 4 stores and closed 7 stores in addition to the 4 stores closed upon relocation. Our goal for fiscal 2004 is to open approximately 45 stores, consisting of approximately 35 new stores and 10 relocated stores. During fiscal 2004, we expect to close approximately 10 stores (in addition to approximately 10 stores closed due to relocation) for a net increase of approximately 25 stores.

      During the first half of fiscal 2004, we were faced with many challenges. We experienced 5.2% same store sales increases during the first quarter of fiscal 2004 and same store sales decreases of 2.5% during the second quarter of fiscal 2004. We believe our sales during the second quarter of fiscal 2004 were negatively impacted by higher gas prices and milder summer temperatures in many of our key markets. Despite the sales environment, our gross profit rate increased almost 50 basis points compared to the same period last year. Our inventory management process allowed us to effectively control our inventory with only a slight increase compared to the same period last year. We will continue to: (1) analyze our operating and administrative expenses to further reduce our cost structure; (2) review and refine our core product categories, such as batteries, brakes, shocks, starters and alternators, to ensure that we are meeting our customers’ expectations; (3) add new product offerings as we deem appropriate to give our customers additional reasons to shop our stores; and (4) review our marketing programs, sales promotions, event marketing and sports sponsorships to build customer awareness and help increase store traffic. Our primary objective is to remain focused on our long-term goals and initiatives of: (1) reducing our debt while maximizing our return on investment; (2) accelerating our store growth; (3) continuing to strengthen our vendor partnerships to reduce costs from the supply chain and reduce our merchandise inventory; and (4) reducing our operating and administrative expenses.

      Automotive Information Systems, Inc. (“AIS”) is a wholly owned subsidiary of CSK Auto, Inc. that provides diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and to DIY consumers. We are continuing to examine alternatives that will allow us to maximize the potential value of AIS without significantly increasing our capital commitment. Possibilities include joint ventures or a sale in a manner that would allow us to retain certain of the attributes of AIS we deem most valuable to our business. We do not anticipate that any potential transaction will have a material effect on our fiscal 2004 consolidated results of operations or our financial condition.

      The following discussion and analysis presents factors that affected our consolidated results of operations for the thirteen and twenty-six weeks ended August 1, 2004 and our consolidated financial position at that date. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q as well as our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2004.

Results of Operations

      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.2	53.7	52.9	53.7

Gross profit	46.8	46.3	47.1	46.3
Operating and administrative	39.2	37.9	39.6	38.6
Store closing costs	0.2	—	0.1	—

Operating profit	7.4	8.4	7.4	7.7
Interest expense	1.8	3.2	2.0	3.4
Loss on debt retirement	—	1.0	—	0.5

Income before income taxes	5.6	4.2	5.4	3.8
Income tax expense	2.2	1.6	2.1	1.5

Net Income	3.4%	2.6%	3.3%	2.3%

Thirteen Weeks Ended August 1, 2004 Compared to Thirteen Weeks Ended August 3, 2003

      Net sales for the second quarter of fiscal 2004 decreased 2.3% to $409.1 million from $418.5 million for the second quarter of fiscal 2003. Same store sales decreased 2.5% (negative 2.5% for retail and negative 2.7% for commercial). We believe our sales during the second quarter of fiscal 2004 were negatively impacted by higher gas prices and milder summer temperatures in many of our key markets. During the quarter we experienced weaker than anticipated demand for products in heat-related categories (for example, air conditioning, cooling accessories, batteries, starters, alternators and water pumps).

      Gross profit was $191.3 million, or 46.8% of net sales, for the second quarter of fiscal 2004 as compared to $193.7 million, or 46.3% of net sales, for the second quarter of fiscal 2003. Gross profit dollars were lower due to our decline in sales. Gross profit, as a percent to sales, increased during the quarter primarily due to lower acquisition costs on selected products, improvements in our balance of sales through our category management systems, and reduced store inventory shrinkage as a result of improved store procedures and enhanced inventory control systems.

      Operating and administrative expenses were $160.4 million or 39.2% of net sales in the second quarter of fiscal 2004, compared to $158.5 million or 37.9% of net sales in the second quarter of fiscal 2003. The increase is primarily attributable to higher payroll rates and benefit-related expenses.

      Interest expense for the second quarter of fiscal 2004 decreased to $7.6 million from $13.3 million in the second quarter of fiscal 2003 primarily as a result of the lower interest rate and corresponding reduced interest expense associated with our January 2004 refinancing.

      Income tax expense for the second quarter of fiscal 2004 was $8.9 million, compared to $6.8 million for the comparable period of fiscal 2003. Our effective tax rate increased slightly to 39.0% from 38.6% primarily as a result of the non-deductibility of certain employee benefits and a reduction in employment based state tax credits as a percentage of pretax income.

      Net income increased to $13.9 million, or $0.30 per diluted common share, for the second quarter of fiscal 2004, compared to net income of $10.8 million, or $0.24 per diluted common share, for the second quarter of fiscal 2003.

Twenty-six Weeks Ended August 1, 2004 Compared to Twenty-six Weeks Ended August 3, 2003

      Net sales for the first half of fiscal 2004 increased 1.3% to $806.1 million from $796.0 million for the first half of fiscal 2003. Same store sales increased 1.1% (1.1% for retail and 1.5% for commercial). During the first quarter of fiscal 2004 same store sales increased 5.2% and were strong in core product categories such as batteries, brakes, shocks and rotating electric parts. We believe our sales during the second quarter of fiscal 2004 were negatively impacted by higher gas prices and milder summer temperatures in many of our key markets. Same store sales decreased primarily due to weak demand for products in heat-related categories.

      Gross profit was $379.9 million, or 47.1% of net sales, for the first half of fiscal 2004 as compared to $368.7 million, or 46.3% of net sales, for the first half of fiscal 2003. The increased gross profit margin dollars and percent are a result of our continuing efforts to lower the acquisition costs of our core products and our ability to source our promotional products at more favorable terms. In addition, we have reduced our store inventory shrinkage through improved store procedures and enhanced inventory control systems.

      Operating and administrative expenses were $319.2 million or 39.6% of net sales in the first half of fiscal 2004, compared to $307.2 million or 38.6% of net sales in the first half of fiscal 2003. The increase year over year is primarily attributable to increased store count and higher payroll rates and benefit-related costs.

      Interest expense for the first half of fiscal 2004 decreased to $15.8 million from $27.2 million in the first half of fiscal 2003 primarily as a result of the lower interest rate and corresponding reduced interest expense associated with our January 2004 refinancing.

      Income tax expense for the first half of fiscal 2004 was $17.2 million, compared to $11.6 million for the comparable period of fiscal 2003. Our effective tax rate increased slightly to 39.1% from 38.7% primarily as a result of the non-deductibility of certain employee benefits and a reduction in employment based state tax credits as a percentage of pretax income.

      Net income increased to $26.8 million, or $0.57 per diluted common share, for the first half of fiscal 2004, compared to net income of $18.3 million, or $0.41 per diluted common share, for the first half of fiscal 2003.

Liquidity and Capital Resources

Overview of Liquidity

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. We are required to make only minimal debt amortization payments prior to fiscal 2009 other than capital lease payments. We intend to fund our cash requirements with cash flows from operating activities, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases. The following table outlines our liquidity:

	August 1,	February 1,
	2004	2004

	($ in thousands)
Cash	$44,615	$37,221
Availability under revolving line of credit	113,616	120,068
Working capital	572,558	574,862

      Availability under our revolving line of credit decreased during the first half of fiscal 2004 relative to prior periods, primarily due to the issuance of letters of credit relating to our increased purchases of import products.

      On August 10, 2004, we amended our senior credit facility to provide for an immediate reduction of the interest rate on the term loan of 25 basis points and an opportunity for an additional 25 basis points reduction of the interest rate on such term loan upon the achievement of certain conditions, as more particularly set forth in the amendment. The amendment also provides for a one-year extension of the term loan maturity to

August 2010. We anticipate that this interest rate reduction will reduce our interest expense for the balance of fiscal 2004 (approximately six months) by approximately $0.3 million.

      On June 8, 2004, our Board of Directors approved a share repurchase program that authorized the purchase of shares of our common stock with an aggregate purchase price not to exceed $25.0 million. The program provides that we may buy shares in the open market or in privately negotiated transactions and that we will base our decisions on whether to repurchase shares and the timing of any such repurchases on factors including the stock price, our cash and debt levels, and general economic and market conditions. Shares of stock repurchased under the program will be retired and returned to the status of authorized and unissued shares. This program will expire in December 2005. During the second quarter of fiscal 2004, we repurchased approximately 1.3 million shares of our common stock at a cost of approximately $19.8 million under this program.

      We lease our office and warehouse facilities, all but one of our retail stores, and much of our equipment. Substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. These leases generally require minimal initial cash outlay and we expect that substantially all of our new store locations will be leased pursuant to similar operating leases.

      In order to facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided ($ in thousands):

	Payments Due by Fiscal Year

Contractual Obligation	Total	2004(1)	2005 — 2006	2007 — 2008	Thereafter

Long-term debt(2)	$493,635	$1,275	$20,010	$5,100	$467,250
Capital lease obligations	20,918	4,771	11,139	3,142	1,866
Operating lease obligations(3)	744,312	60,526	222,856	170,952	289,978

Total contractual obligations	$1,258,865	$66,572	$254,005	$179,194	$759,094

(1)	Represents the period from August 2, 2004 to January 30, 2005.

(2)	Change from fiscal year 2003 annual report due to the extension of our term loan to August 10, 2010.

(3)	Operating lease obligations are not reduced to reflect sublease income. Changes from fiscal year 2003 annual report due primarily to new stores and lease extensions.

      Other commercial commitments consist of standby letters of credit totaling $31.4 million, the latest of which expire in April 2005. Our inventory purchase commitments are cancelable and therefore not included in the above table.

Analysis of Cash Flows

      The following table summarizes our cash flows from operating activities:

	Twenty-six Weeks Ended

	August 1,	August 3,
	2004	2003

	($ in thousands)
Net income	$26,811	$18,337
Non-cash expenses and adjustments	32,996	33,261
Change in inventory, net of accounts payable	(8,207)	(15,256)
Proceeds from interest rate swap termination	—	6,031
Changes in other operating assets and liabilities	801	3,119

Cash flows from operating activities	$52,401	$45,492

      During the first half of fiscal 2004, net cash provided by operating activities was $52.4 million compared to $45.5 million of cash provided by operating activities during the first half of fiscal 2003. The change primarily relates to the following: (1) an increase of $8.5 million in net income resulting primarily from lower interest expense; and (2) a reduction of our inventory purchases (net of accounts payable) by $7.0 million as a result of improved payables management. Cash flows from operations during the first half of fiscal 2003 were favorably impacted by $6.0 million associated with the termination of an interest rate swap agreement.

      Net cash used in investing activities totaled $14.5 million for the first half of fiscal 2004, compared to $6.5 million used during the comparable period of fiscal 2003. Capital expenditures during the first half of fiscal 2004 were $8.0 million higher than in the first half of fiscal 2003 as a result of new store expenditures, additional capital upgrades to existing stores, and the purchase of certain leased assets.

      Net cash used in financing activities totaled $30.5 million in the first half of fiscal 2004 compared to $18.5 million used in financing activities in the comparable period of fiscal 2003. During the first half of fiscal 2004, we utilized approximately $19.8 million of our cash to repurchase and subsequently retire approximately 1.3 million shares of our common stock; no such purchases were made in fiscal 2003. Payments on capital leases were $3.2 million higher in the first half of fiscal 2004 than in the comparable period of fiscal 2003 due to $4.5 million of lease buyouts during fiscal 2004 offset by $1.3 million of lower monthly lease payments. Payments for debt issuance costs were $3.2 million less during the first half of fiscal 2004 than in the first half of fiscal 2003. Also, during the first half of fiscal 2003 we retired $9.5 million of our 11% senior subordinated notes. No debt retirements occurred during the first half of fiscal 2004.

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

      The allowance for store closing costs is included in accrued expenses and other long term liabilities in the accompanying financial statements and primarily represents the discounted value of the following future net cash outflows related to closed stores: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease income); (2) lease commissions associated with the anticipated store subleases; and (3) contractual expenses associated with the closed store vacancy periods. Certain operating expenses, such as utilities and repairs, are expensed as incurred and no provision is made for employee termination costs.

      As of August 1, 2004, we had a total of 148 store locations included in the allowance for store closing costs. Of this total, 13 locations were vacant and 135 locations were subleased. In addition to these stores, we had 55 service centers of which 3 were vacant and 52 were subleased. Future rental payments will be made through the expiration of the non-cancelable leases, the longest of which runs through January 2018.

      Activity in the allowance for store closings and the related payments for the first half of fiscal 2004 are as follows ($ in thousands):

Balance, beginning of year	$12,148
Store closing costs:
Provision for store closing costs	106
Revisions in estimates	(12)
Accretion	287
Operating expenses and other	506

Store closing costs, net	887
Payments:
Rent expense, net of sublease income	(1,553)
Occupancy and other expenses	(481)
Lease buyouts and sublease commissions	(2,103)

Total payments	(4,137)

Balance as of August 1, 2004	$8,898

      We expect cash outflows for vacant stores (which includes certain operating expenses that are expensed as incurred), sublease losses and lease buyouts to be approximately $7.0 million during fiscal 2004. We expect the remainder of cash outflows relating to these stores to occur primarily during fiscal 2005 through 2007.

Factors Affecting Liquidity and Capital Resources

Sales Trends

      Our business is somewhat seasonal in nature, with the highest sales typically occurring in the months of June through October (overlapping our second and third fiscal quarters.) In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal product to increase.

      Our same store sales increased 1.1% during the first half of fiscal 2004, which was comprised of 5.2% same store sales increases during the first quarter of fiscal 2004 and same store sales decreases of 2.5% during the second quarter of fiscal 2004. We believe higher gas prices and milder summer temperatures in many of our key markets adversely impacted our sales during the second quarter of fiscal 2004. Based on current sales trends and in recognition of our 7.8% same store sales increase in the second half of fiscal 2003, we would expect same store sales to decline 2.0% to 3.5% during the third quarter of fiscal 2004 and to be flat to negative 2% for the fourth quarter of fiscal 2004.

Inflation

      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.

Debt Covenants

      Our credit agreement contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. The Consolidated Leverage Ratio is “Consolidated Total Funded Debt”, as defined in the credit agreement, divided by “Consolidated EBITDA” as defined in the credit agreement. The Interest Coverage Ratio is “Consolidated EBITDA”, as defined in the credit agreement, divided by “cash interest expense”, as defined in the credit agreement. At August 1, 2004 we were in compliance with the related covenants. We anticipate meeting all required covenants under our existing credit agreement in fiscal 2004.

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

Interest Rates

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and interest received or paid on our interest rate swap is sensitive to changes in market interest rates. Our variable rate debt relates to borrowings under our senior credit facility, which is primarily vulnerable to movements in the LIBOR rate. We hold no market risk sensitive instruments for trading purposes.

      On April 5, 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set semi-annually in arrears, equal to the 6 month LIBOR + 283 basis points. The agreement is for the term of the notes. We entered into the interest rate swap to hedge the changes in the fair value of the underlying fixed rate debt that result from changes in market interest rates. The hedge is accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in the results of operations. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt will not have a significant effect on our consolidated results of operations. At August 1, 2004, the fair value of the interest rate swap approximated $8.6 million, which is included as an increase in other long-term liabilities with an identical amount reflected as a basis adjustment to the 7% senior subordinated notes on the accompanying Consolidated Balance Sheet.

      At August 1, 2004, including the $100.0 million of senior subordinated notes that are subject to the interest rate swap agreement, 70% of our outstanding debt was at variable interest rates and 30% of our outstanding debt was at fixed interest rates. With $354.0 million in variable rate debt outstanding, assuming that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.5 million change in our annual interest expense.

Critical Accounting Matters

      For a discussion of our critical accounting matters, please refer to our fiscal 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2004.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which addressed accounting for special-purpose and variable interest entities. In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities”, which superseded FIN 46. The effective date of FIN 46R is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity. Companies that have adopted FIN 46 prior to the effective date of FIN 46R will either continue to apply FIN 46 until the effective date of FIN 46R or apply the provision of FIN 46R at an earlier date. We have adopted the provisions of FIN 46R with no impact on our financial statements.

Forward-Looking Statements

      Certain statements contained in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. They discuss, among other things, expected growth, future store development and relocation strategy, business strategies, future revenues and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions, including, but not limited to, competitive pressures and impacts, demand for our products, factors impacting procurement of import products, fluctuations in and the overall condition of the economy, timing and number of equity awards issued and the market value of such awards, inflation, consumer debt levels, factors impacting consumer spending and driving habits, conditions affecting new store development, weather conditions, and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements. Additional information regarding these and other risks that may cause differences are contained in our periodic and other filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      See “Factors Affecting Liquidity and Capital Resources” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 1, 2004, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

      During the fiscal quarter ended August 1, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

      We believe that we have a strong basis under California law for disputing the payment of this assessment, and in October 2003 we timely filed a Petition for Redetermination with the Board. In May 2004, we received a response from the Board indicating that the district office that conducted the audit upheld its position and requested confirmation of our desire to proceed with the scheduling of an appeals conference concerning this matter. We responded affirmatively to the Board’s letter in May 2004 and are presently waiting for formal scheduling by the Board of an appeals conference before an appeals division attorney or auditor. Our practices through December 2002 relative to the handling of taxes on battery cores had been consistent for over a decade, and it is our position that our consistent treatment of battery core charges, together with prior tax audits and tax auditors’ written commentary concerning our handling of such charges, permits us to rely upon precedent set in prior audits. Reliance on prior audits is a position that is supportable under California law. We also have other defenses and intend to vigorously defend our position with regard to this matter. A liability for the potential sales tax and related interest payments has not been recorded in our consolidated financial statements.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities(1)

			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares That
	Total Number	Price	as Part of	May Yet be
	of Shares	Paid per	Publicly	Purchased
Period	Purchased	Share	Announced Plans	Under the Plan

June 8, 2004	—	—	—	$25,000,000
June 8, 2004 to July 4, 2004	475,756 (2)	$17.50	475,756	16,674,270
July 5, 2004 to August 1, 2004	799,200	14.31	799,200	5,234,924

As of August 1, 2004	1,274,956	$15.50	1,274,956	$5,234,924

(1)	On June 8, 2004, our Board of Directors approved a share repurchase program authorizing us to acquire up to $25.0 million of our common stock. The program expires in December 2005. See Note 8 to the Consolidated Financial Statements.

(2)	Represents shares purchased in a privately negotiated transaction with Investcorp S.A., formerly one of the Company’s significant shareholders, at an approximate 1% discount from the average market price of our common stock on the date of purchase. Charles K. Marquis, a member of our Board of Directors, is employed by Investcorp.

Item 3.	Defaults upon Senior Securities

      NONE

Item 4.	Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders on June 16, 2004. The following are the results of certain matters voted upon at the meeting:

      I. Stockholders elected seven directors to serve until our 2005 Annual Meeting of the Stockholders. The stockholders voted as follows:

Directors	Votes for	Withheld

Maynard L. Jenkins Jr.	31,659,440	9,374,772
James G. Bazlen	31,690,231	9,343,981
Morton Godlas	33,787,833	7,246,379
Terilyn A. Henderson	33,806,868	7,227,344
Charles K. Marquis	33,937,335	7,096,877
Charles J. Philippin	33,806,858	7,227,354
William A. Shutzer	30,194,731	10,839,481

      There were no votes against or broker non-votes with respect to the election of directors.

      II. Stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending January 30, 2005. The stockholders voted as follows:

      For: 40,681,707  Against: 347,195  Abstain: 5,310  Broker non-vote: 0

      III. Stockholders approved the adoption of the 2004 Executive Incentive Program covering certain senior executives. The stockholders voted as follows:

      For: 40,530,914  Against: 481,750  Abstain: 21,548  Broker non-vote: 0

      IV. Stockholders approved the adoption of the 2004 Stock and Incentive Plan. The stockholders voted as follows:

      For: 27,958,583  Against: 4,635,180  Abstain: 21,213  Broker non-vote: 8,413,926

Item 5.	Other Information

      NONE

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).

3.03	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
3.03.2	Second Amendment to Amended and Restated Bylaws of the Company, dated May 6, 2004 incorporated herein by reference to Exhibit 3.03.2 of our Report on Form 10-Q, filed June 14, 2004 (File No. 001-13927).
4.01	Amended and Restated Credit Agreement dated as of January 16, 2004, by and among CSK Auto, Inc., JPMorgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Syndication Agent, and Bank of America, N.A., incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 20, 2004.
4.01.1	Amendment No. 1 to Amended and Restated Credit Agreement among CSK Auto, Inc. and JPMorgan Chase Bank, as administrative agent for the Lenders, dated as of April 29, 2004, incorporated herein by reference to Exhibit 4.01.1 of our Quarterly Report on Form 10-Q, filed June 14, 2004.
4.01.2	Amendment No. 2 to Amended and Restated Credit Agreement among CSK Auto, Inc. and JPMorgan Chase Bank, as administrative agent for the Lenders, dated as of August 10, 2004, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed August 12, 2004.
4.02	Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.03	Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.04	Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.05	Purchase Agreement, dated January 9, 2004, by and among CSK Auto, Inc. as issuer; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as Guarantors; and Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Banc of America Securities LLC, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 20, 2004.
4.06	Indenture dated as of January 16, 2004 by and among CSK Auto, Inc. (as Issuer), CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. (each a Guarantor) and The Bank of New York (as Trustee), incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 20, 2004.
10.1	Amendment and Restated Supplemental Executive Retirement Plan Agreement between CSK Auto, Inc. and Maynard Jenkins dated May 4, 2004 incorporated herein by reference to exhibit 10.1 of our Current Report on Form 10-Q, filed June 14, 2004.
10.2	CSK Auto Corporation 2004 Stock and Incentive Plan.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      On June 3, 2004, we filed a current report on Form 8-K to report under Items 9 and 12 thereof, the issuance of a press release announcing our financial results for the first quarter of fiscal 2004.

      On June 9, 2004, we filed a current report on Form 8-K to report under Item 9 thereof, the placement of slides from an investor’s conference on our web site.

      On July 8, 2004, we filed a current report on Form 8-K to report under Item 9 thereof, our comparable store sales for the nine weeks ended July 4, 2004 and revised projections for the second quarter of fiscal 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK AUTO CORPORATION

By:	/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer

Dated: September 9, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3	.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03		Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
3	.03.2	Second Amendment to Amended and Restated Bylaws of the Company, dated May 6, 2004 incorporated herein by reference to Exhibit 3.03.2 of our Report on Form 10-Q, filed June 14, 2004 (File No. 001-13927).
4.01		Amended and Restated Credit Agreement dated as of January 16, 2004, by and among CSK Auto, Inc., JPMorgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Syndication Agent, and Bank of America, N.A., incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 20, 2004.
4	.01.1	Amendment No. 1 to Amended and Restated Credit Agreement among CSK Auto, Inc. and JPMorgan Chase Bank, as administrative agent for the Lenders, dated as of April 29, 2004, incorporated herein by reference to Exhibit 4.01.1 of our Quarterly Report on Form 10-Q, filed June 14, 2004.
4	.01.2	Amendment No. 2 to Amended and Restated Credit Agreement among CSK Auto, Inc. and JPMorgan Chase Bank, as administrative agent for the Lenders, dated as of August 10, 2004, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed August 12, 2004.
4.02		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.03		Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.04		Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.05		Purchase Agreement, dated January 9, 2004, by and among CSK Auto, Inc. as issuer; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as Guarantors; and Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Banc of America Securities LLC, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 20, 2004.
4.06		Indenture dated as of January 16, 2004 by and among CSK Auto, Inc. (as Issuer), CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. (each a Guarantor) and The Bank of New York (as Trustee), incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 20, 2004.

Exhibit
Number	Description

10.1	Amendment and Restated Supplemental Executive Retirement Plan Agreement between CSK Auto, Inc. and Maynard Jenkins dated May 4, 2004 incorporated herein by reference to exhibit 10.1 of our Current Report on Form 10-Q, filed June 14, 2004.
10.2	CSK Auto Corporation 2004 Stock and Incentive Plan.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.