Form 10-Q
period 2004-10-31
CSK AUTO CORP
filed 2004-12-10
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2004
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

Yes ☑                    No ☐

      As of December 7, 2004, CSK Auto Corporation had 44,995,989 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	February 1,
	2004	2004

	(In thousands, except share data)

	(Unaudited)
ASSETS
Cash and cash equivalents	$54,673	$37,221
Receivables, net of allowances of $653 and $1,577, respectively	127,295	136,523
Inventories	697,541	666,263
Deferred income taxes	—	787
Prepaid expenses and other current assets	20,481	21,123

Total current assets	899,990	861,917

Property and equipment, net	124,459	124,813
Leasehold interests, net	10,990	12,278
Goodwill	127,069	127,069
Other assets, net	30,757	27,388

Total assets	$1,193,265	$1,153,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$183,557	$177,150
Accrued payroll and related expenses	44,647	47,498
Accrued expenses and other current liabilities	54,038	49,617
Deferred income taxes	23,903	—
Current maturities of amounts due under senior credit facility	2,550	2,550
Senior notes called for redemption	14,975	—
Current maturities of capital lease obligations	7,125	10,240

Total current liabilities	330,795	287,055

Long term debt	467,822	492,463
Obligations under capital leases	11,324	15,017
Deferred income taxes	13,250	13,121
Other liabilities	20,159	14,251

Total non-current liabilities	512,555	534,852

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 44,987,963 and 46,497,936 shares issued and outstanding at October 31, 2004 and February 1, 2004, respectively	450	465
Additional paid-in capital	444,876	466,576
Deferred compensation	(1,115)	—
Stockholder receivable	(65)	(73)
Accumulated deficit	(94,231)	(135,410)

Total stockholders’ equity	349,915	331,558

Total liabilities and stockholders’ equity	$1,193,265	$1,153,465

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003

	(In thousands, except per share data)

	(Unaudited)
Net sales	$401,457	$409,750	$1,207,568	$1,205,713
Cost of sales	210,565	217,565	636,763	644,802

Gross profit	190,892	192,185	570,805	560,911
Other costs and expenses:
Operating and administrative	158,718	155,068	477,900	462,266
Store closing costs	721	203	1,608	339

Operating profit	31,453	36,914	91,297	98,306
Interest expense	7,837	12,396	23,684	39,583
Loss on debt retirement	—	—	—	4,315

Income before income taxes	23,616	24,518	67,613	54,408
Income tax expense	9,248	9,476	26,434	21,029

Net income	$14,368	$15,042	$41,179	$33,379

Basic earnings per share:
Net income	$0.32	$0.33	$0.90	$0.74

Shares used in computing per share amounts	45,126	45,827	45,939	45,396

Diluted earnings per share:
Net income	$0.32	$0.33	$0.89	$0.73

Shares used in computing per share amounts	45,269	46,239	46,211	45,619

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended

	October 31,	November 2,
	2004	2003

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net income	$41,179	$33,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,333	22,999
Amortization of deferred financing costs	1,456	3,201
Amortization of long term debt fair market value adjustment	(80)	(807)
Amortization of other items	3,208	2,897
Accretion of debt discount	42	702
Losses on disposals of property, equipment and other assets	685	683
Tax benefit relating to stock option exercises	190	1,859
Write off of debt issuance costs	—	2,268
Premium paid on early retirement of debt	—	(350)
Proceeds from interest rate swap termination	—	6,031
Deferred income taxes	24,819	19,278
Change in operating assets and liabilities:
Receivables	10,352	534
Inventories	(36,723)	(33,268)
Prepaid expenses and other current assets	642	(4,363)
Accounts payable	3,933	(9,467)
Accrued payroll, accrued expenses and other current liabilities	2,396	12,238
Other operating activities	631	1,249

Net cash provided by operating activities	73,063	59,063

Cash flows from investing activities:
Capital expenditures	(16,399)	(10,568)
Other investing activities	(2,366)	(2,542)

Net cash used in investing activities	(18,765)	(13,110)

Cash flows from financing activities:
Borrowings under senior credit facility	20,600	291,000
Payments under senior credit facility	(21,875)	(293,000)
Retirement of balance of 11% senior subordinated notes	—	(9,547)
Payment of debt issuance costs	(1,192)	(4,162)
Payments on capital lease obligations	(11,093)	(12,335)
Proceeds from repayment of stockholder receivable	8	216
Proceeds from exercise of stock options	621	13,415
Repurchase of common stock	(23,726)	—
Other financing activities	(189)	(207)

Net cash used in financing activities	(36,846)	(14,620)

Net increase in cash and cash equivalents	17,452	31,333
Cash and cash equivalents, beginning of period	37,221	15,519

Cash and cash equivalents, end of period	$54,673	$46,852

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-nine Weeks Ended October 31, 2004

      CSK Auto Corporation is a holding company. At October 31, 2004, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us”, or “our”.

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At October 31, 2004, we operated 1,129 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 —	Basis of Presentation

      We prepared the unaudited consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position and the results of our operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 1, 2004 (fiscal 2003), as included in our Annual Report on Form 10-K filed with the SEC on April 15, 2004 (our “2003 10-K”).

      Certain amounts in the prior fiscal year’s financial statements have been reclassified to conform to the current fiscal year presentation. This has no impact on our previously reported financial position, results of operations or cash flows.

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

      The replacement cost of inventories, including the capitalization of certain purchase related costs, was approximately $579.0 million and $552.0 million at October 31, 2004 and February 1, 2004, respectively, as compared to financial statement carrying values of $697.5 million and $666.3 million. While financial statement carrying balances are higher than replacement costs, such carrying balances are not higher than the net realizable value amount (“NRV”) we expect to earn by selling the inventory through our retail stores in the normal course of business. Under generally accepted accounting principles, NRV reflects the expected selling price of the inventories, less selling costs and a normal profit margin to compute our NRV floor.

      We evaluate the difference between carrying balances and NRV of our inventories at each balance sheet reporting date. At October 31, 2004, we estimated that the NRV of our inventories exceeded carrying balances by approximately $8.0 million. Though not anticipated at this time, if our evaluation in a future period indicated that carrying balances exceeded the NRV of the inventories, the carrying balances of the inventory would be reduced to NRV, with a corresponding charge to operations.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Store Closing Costs

      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance, it is considered for closure. As a result of past acquisitions, we have closed numerous locations due to overlap with previously existing store locations.

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

      As of October 31, 2004, we had a total of 143 store locations included in the allowance for store closing costs. Of this total, 13 locations were vacant and 130 locations were subleased. In addition to these stores, we had 55 service centers of which 3 were vacant and 52 were subleased. Future rental payments will be made through the expiration of the non-cancelable leases, the longest of which runs through March 2018.

      Activity in the allowance for store closings and the related payments for the thirty-nine weeks ended October 31, 2004 (the “thirty-nine weeks of fiscal 2004”) are as follows ($ in thousands):

Balance, beginning of year	$12,148
Store closing costs:
Provision for store closing costs	106
Revisions in estimates	345
Accretion	418
Operating expenses and other	739

Store closing costs, net	1,608
Payments:
Rent expense, net of sublease income	(2,249)
Occupancy and other expenses	(696)
Lease buyouts and sublease commissions	(2,110)

Total payments	(5,055)

Balance as of October 31, 2004	$8,701

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We expect cash outflows for vacant stores (which includes certain operating expenses that are expensed as incurred), sublease losses and lease buyouts to be approximately $7.0 million during our fiscal year ending January 30, 2005 (“fiscal 2004”). We expect the remainder of cash outflows relating to these stores to occur primarily during fiscal years 2005 through 2007.

Note 4 —	Debt

      Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	October 31,	February 1,
	2004	2004

Senior credit facility — term loan	$253,725	$255,000
Remaining 12% senior notes	14,910	14,910
Remaining unamortized original issue discount (“OID”) on 12% senior notes	(107)	(149)
7% senior subordinated notes	225,000	225,000

Notes and loans, including current maturities	493,528	494,761
SFAS No. 133 fair market value (“FMV”) adjustment:
$100.0 million of 7% senior subordinated notes	(8,353)	—
Remaining FMV adjustment on 12% senior notes	172	252

Total debt	485,347	$495,013
Less: Current maturities
Remaining balance, OID and FMV adjustment on 12% senior notes	14,975	—
Under senior credit facility	2,550	2,550

Total long term debt	$467,822	$492,463

      We have made an election to redeem the approximately $15.0 million remaining balance of Auto’s $280.0 million 12% senior notes due 2006 in December 2004, the first date such senior notes become redeemable pursuant to the indenture governing such notes, at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest. In connection with the planned redemption, we expect to record a charge during the fourth quarter of fiscal 2004 of approximately $1.0 million. This charge will consist of redemption premium paid, the write-off of the remaining unamortized debt discount, and the write-off of certain unamortized debt issuance costs, partially offset by a fair market value adjustment to the senior notes associated with the termination in June 2003 of an interest rate swap agreement. We reclassified the approximately $15.0 million balance as a current liability on the accompanying consolidated balance sheet to reflect our election to redeem the notes during the fourth quarter of fiscal 2004.

      On August 10, 2004, we amended our senior credit facility to provide for an immediate reduction of the interest rate on the term loan of 25 basis points and an opportunity for an additional 25 basis points reduction of the interest rate on such term loan upon the achievement of certain conditions, as more particularly set forth in the amendment. The current interest rates on our revolving credit facility and term loan are LIBOR +275 basis points and LIBOR +200 basis points, respectively. The amendment also provides for a one-year extension of the term loan maturity to August 2010.

      On April 5, 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set semi-annually in arrears, equal to the 6 month LIBOR +283 basis points. The agreement is for the term of such notes. The hedge is accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in the results of operations. Based upon our

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt will not have a significant effect on our consolidated results of operations. At October 31, 2004, the fair value of the interest rate swap was a liability of approximately $8.4 million, which is included in other long-term liabilities with an identical amount reflected as a basis adjustment in long term debt on the accompanying Consolidated Balance Sheet.

      In June 2003, we replaced our $300.0 million credit facility with a new $325.0 million facility. In connection therewith, we expensed $3.8 million of certain unamortized debt issuance costs and certain direct costs. With proceeds from the new credit facility, we also redeemed the remaining $9.5 million in aggregate principal amount of Auto’s 11% senior subordinated notes, including accrued and unpaid interest associated therewith. In connection with that redemption, we paid $0.3 million in early redemption premiums and expensed $0.2 million of unamortized deferred debt issuance costs. All of these costs were reflected in the $4.3 million loss on debt retirement that is shown on the Consolidated Statement of Operations for the thirty-nine weeks ended November 2, 2003.

Note 5 —	Earnings Per Share

      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003

Numerator for basic and diluted EPS:
Net income	$14,368	$15,042	$41,179	$33,379

Denominator for basic EPS:
Weighted average shares outstanding (basic)	45,126	45,827	45,939	45,396

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	45,126	45,827	45,939	45,396
Effect of dilutive securities	143	412	272	223

Weighted average shares outstanding (diluted)	45,269	46,239	46,211	45,619

      Options to purchase approximately 1.8 million shares of common stock were not included in our computation of diluted earnings per share for the third quarter of fiscal 2004 because they would have been anti-dilutive.

Note 6 —	Stock Based Compensation

      We have stock-based employee compensation plans, which are described more fully in Note 11 of the Notes to Consolidated Financial Statements in our 2003 10-K. On October 18, 2004, the Company issued 81,614 shares of restricted stock to our executive officers and other associates pursuant to our CSK Auto Corporation 2004 Stock and Incentive Plan. The restricted stock was valued at the closing market price of the stock on the New York Stock Exchange on the grant date and approximately $1.1 million was recorded as deferred compensation with an offset to additional paid-in capital in stockholders’ equity on the Consolidated Balance Sheet. The deferred compensation in stockholders’ equity will be amortized to expense over the three year vesting period. No material compensation expense was recorded during the third quarter of fiscal 2004.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No stock-based employee compensation expense was reflected in net income for stock option grants as the intrinsic value of all options granted under those plans was zero. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” ($ in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003

Net income — as reported	$14,368	$15,042	$41,179	$33,379
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	24	—	24	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(224)	(166)	(557)	(568)

Net income — pro forma	$14,168	$14,876	$40,646	$32,811

Earnings per share — basic:
As reported	$0.32	$0.33	$0.90	$0.74
Pro forma	$0.31	$0.32	$0.88	$0.72
Earnings per share — diluted:
As reported	$0.32	$0.33	$0.89	$0.73
Pro forma	$0.31	$0.32	$0.88	$0.72

Note 7 —	Stock Repurchase Program

      On June 8, 2004, our Board of Directors approved a share repurchase program that authorized our purchase of shares of our common stock with an aggregate purchase price not to exceed $25.0 million. The program provides that we may buy shares in the open market or in privately negotiated transactions and that we will base our decisions on whether to repurchase shares and the timing of any such repurchases on factors including the stock price, our cash and debt levels, and general economic and market conditions. Shares of stock repurchased under the program will be retired and returned to the status of authorized and unissued shares. This program will expire in December 2005. During the third quarter of fiscal 2004, we repurchased 0.3 million shares of our common stock at a cost of approximately $4.0 million under this program. Since the inception of this program, we have repurchased approximately 1.6 million shares of our common stock at a cost of approximately $23.7 million. The repurchase has been recorded as a reduction to additional paid-in capital.

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

      We were served on October 26, 2004 with a lawsuit that was filed in the Superior Court in San Diego, California. The case was brought by a sales associate in California who resigned in January 2003, and purports to be a class action on behalf of all current and former California hourly store employees claiming that plaintiff and those similarly situated were not paid for: (i) all time worked (i.e. “off the clock” work), (ii) the minimum reporting time pay when they reported to work a second time in a day, (iii) all overtime due, (iv) all wages due at termination, and (v) amounts due for late or missed meal periods or rest breaks. Plaintiff also alleges that we violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuit claims these alleged practices are unfair business practices, and requests back pay, restitution, penalties for violations of various Labor Code sections and for failure to pay all wages due on termination, and interest for the last four years, plus attorney fees and that the Company be enjoined from committing further unfair business practices. We believe we have meritorious defenses to all of these claims and intend to defend the claims vigorously. If one or more of the claims is permitted by the court to proceed as a class action and is decided against us, the aggregate potential financial exposure could be material to our annual results of operations. We do not believe an adverse outcome would materially affect our liquidity or consolidated financial position. However, the litigation is in its early stages and we cannot predict the outcome with any certainty. A liability for this matter has not been recorded in our consolidated financial statements.

      We currently and from time to time are involved in other litigation incidental to the conduct of our business, including asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. We do not currently believe that any of these other legal claims incidental to the conduct of our business, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      CSK Auto Corporation is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. As of October 31, 2004, through our wholly owned subsidiary Auto, we operated 1,129 stores in 19 states under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 422 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schucks Auto Supply, founded in 1917, with 225 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 482 stores primarily in California.

      In the following discussion, we refer to the thirteen and thirty-nine week periods ended on October 31, 2004 and November 2, 2003, respectively, as the “third quarter” and “thirty-nine weeks” of those respective fiscal years.

      During the thirty-nine weeks of fiscal 2004, we opened 22 stores, relocated 5 stores and closed 7 stores in addition to the 5 stores closed upon relocation. Our goal for fiscal 2004 is to open approximately 40 to 45 stores, consisting of approximately 30 to 35 new stores and 10 relocated stores. During fiscal 2004, we expect to close approximately 8 stores (in addition to approximately 10 stores closed due to relocation) for a net increase of approximately 25 stores.

      We experienced 5.2% same store sales increases during the first quarter of fiscal 2004 and same store sales decreases of 2.5% and 3.2% during the second quarter and third quarter of fiscal 2004, respectively. We believe that many factors contributed to our same store sales decreases in the second and third quarters of fiscal 2004, including milder temperatures in many of our key markets, economic conditions and higher gas prices. Despite the difficult sales environment, our gross profit rate increased almost 80 basis points compared to the thirty-nine weeks of fiscal 2003. Our inventory management process allowed us to effectively control our inventory with only a slight increase compared to the same period of last year. In light of these conditions, we will continue to: (1) analyze our operating and administrative expenses to further reduce our cost structure; (2) review and refine our core product categories, such as batteries, brakes, shocks, starters and alternators, to ensure that we are meeting our customers’ expectations; (3) add new product offerings as we deem appropriate to give our customers additional reasons to shop our stores; and (4) review our marketing programs, sales promotions, event marketing and sports sponsorships to build customer awareness and help drive store traffic. Our goal is to remain focused on our long-term objectives and continue to manage our business toward achievement of those objectives.

      Automotive Information Systems, Inc. (“AIS”) is a wholly owned subsidiary of Auto that provides diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and to DIY consumers. For the past several months, we have been examining alternatives that will allow us to maximize the potential value of AIS without significantly increasing our capital commitment. We do not anticipate that any potential transaction will have a material effect on our fiscal 2004 consolidated results of operations or our financial condition.

      The following discussion and analysis presents factors that affected our consolidated results of operations for the thirteen and thirty-nine weeks ended October 31, 2004 and our consolidated financial position at that date. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q as well as our 2003 10-K.

Results of Operations

      The following table expresses the Statements of Operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.5	53.1	52.7	53.5

Gross profit	47.5	46.9	47.3	46.5
Operating and administrative	39.5	37.8	39.6	38.3
Store closing costs	0.1	0.1	0.1	—

Operating profit	7.9	9.0	7.6	8.2
Interest expense	2.0	3.0	2.0	3.3
Loss on debt retirement	—	—	—	0.4

Income before income taxes	5.9	6.0	5.6	4.5
Income tax expense	2.3	2.3	2.2	1.7

Net Income	3.6%	3.7%	3.4%	2.8%

Thirteen Weeks Ended October 31, 2004 Compared to Thirteen Weeks Ended November 2, 2003

      Net sales for the third quarter of fiscal 2004 decreased 2.0% to $401.5 million from $409.8 million for the third quarter of fiscal 2003. Same store sales decreases of 3.2% (negative 3.8% for retail and flat sales for commercial) were partially offset by our increased store count (net of closures). Sales decreases were observed in all major product categories.

      Gross profit was $190.9 million, or 47.5% of net sales, for the third quarter of fiscal 2004 as compared to $192.2 million, or 46.9% of net sales, for the third quarter of fiscal 2003. Gross profit, as a percent to sales, increased during the quarter primarily due to lower acquisition costs on selected products, improvements in our balance of sales through our category management and reduced store inventory shrinkage as a result of improved store procedures and enhanced inventory control systems.

      Operating and administrative expenses were $158.7 million or 39.5% of net sales in the third quarter of fiscal 2004, compared to $155.1 million or 37.8% of net sales in the third quarter of fiscal 2003. The increased expenses and increase as a percent of sales are primarily attributable to our increased store count, higher advertising as a result of certain marketing initiatives, increased payroll and benefit-related expenses and the effect of the decline in sales on certain fixed operating costs.

      Interest expense for the third quarter of fiscal 2004 decreased to $7.8 million from $12.4 million in the third quarter of fiscal 2003 primarily as a result of the lower interest rates and corresponding reduced interest expense associated with our refinancing completed in January 2004.

      Income tax expense for the third quarter of fiscal 2004 was $9.2 million, compared to $9.5 million for the comparable period of fiscal 2003. Our effective tax rate was comparable quarter over quarter.

      Net income decreased to $14.4 million, or $0.32 per diluted common share, for the third quarter of fiscal 2004, compared to net income of $15.0 million, or $0.33 per diluted common share, for the third quarter of fiscal 2003.

Thirty-nine Weeks Ended October 31, 2004 Compared to Thirty-nine Weeks Ended November 2, 2003

      Net sales for the thirty-nine weeks of fiscal 2004 increased 0.2% to $1,207.6 million from $1,205.7 million for the thirty-nine weeks of fiscal 2003. Same store sales were flat compared to the thirty-nine weeks of fiscal 2003 with higher sales generated by our net increase in store count. During the first quarter of fiscal 2004, same store sales increased 5.2% and were strong in core product categories such as batteries, brakes, shocks and rotating electric parts. During the second quarter of fiscal 2004, we experienced weaker than anticipated demand in heat-related categories primarily as a result of milder temperatures in many of our key markets and higher gas prices. During the third quarter of fiscal 2004, sales decreases were observed in all major product categories.

      Gross profit was $570.8 million, or 47.3% of net sales, for the thirty-nine weeks of fiscal 2004 as compared to $560.9 million, or 46.5% of net sales, for the thirty-nine weeks of fiscal 2003. The improvement in gross margin rates year over year has resulted from lower product acquisition costs on selected items, improvements in our balance of sales through enhanced category management, and reduced store inventory shrinkage as a result of improved store procedures and enhanced inventory control systems.

      Operating and administrative expenses were $477.9 million or 39.6% of net sales in the thirty-nine weeks of fiscal 2004, compared to $462.3 million or 38.3% of net sales in the thirty-nine weeks of fiscal 2003. The increase year over year is primarily attributable to increased store count, higher payroll rates and benefit-related costs and increased advertising.

      Interest expense for the thirty-nine weeks of fiscal 2004 decreased to $23.7 million from $39.6 million in the thirty-nine weeks of fiscal 2003 primarily as a result of the lower interest rates and corresponding reduced interest expense associated with our refinancing completed in January 2004.

      In June 2003, we replaced our $300.0 million credit facility with a new $325.0 million facility. In connection therewith, we expensed $3.8 million of certain unamortized debt issuance costs and certain direct costs. With proceeds from the new credit facility, we also redeemed the remaining $9.5 million in aggregate principal amount of Auto’s 11% senior subordinated notes, including accrued and unpaid interest associated therewith. In connection with that redemption, we paid $0.3 million in early redemption premiums and expensed $0.2 million of unamortized deferred debt issuance costs. All of these costs were reflected in the $4.3 million loss on debt retirement that is shown on the Consolidated Statement of Operations for the thirty-nine weeks ended November 2, 2003.

      Income tax expense for the thirty-nine weeks of fiscal 2004 was $26.4 million, compared to $21.0 million for the comparable period of fiscal 2003. Our effective tax rate was comparable period over period.

      Net income increased to $41.2 million, or $0.89 per diluted common share, for the thirty-nine weeks of fiscal 2004, compared to net income of $33.4 million, or $0.73 per diluted common share, for the thirty-nine weeks of fiscal 2003.

Liquidity and Capital Resources

Overview of Liquidity

      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. Other than capital lease payments, we are required to make only minimal debt amortization payments prior to fiscal 2009. We intend to fund our cash requirements with cash flows from operating activities, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases. The following table outlines our liquidity:

	October 31,	February 1,
	2004	2004

	($ In thousands)
Cash	$54,673	$37,221
Availability under revolving line of credit	115,038	120,068
Working capital	569,195	574,862

      Availability under our revolving line of credit decreased during the thirty-nine weeks of fiscal 2004 relative to prior periods, primarily due to the issuance of letters of credit relating to our increased purchases of import products.

      We have made an election to redeem the approximately $15.0 million remaining balance of our $280.0 million 12% senior notes due 2006 in December 2004, the first date such senior notes become redeemable pursuant to the indenture governing such notes, at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest. In connection with the planned redemption, we expect to record a charge during the fourth quarter of fiscal 2004 of approximately $1.0 million. This charge will consist of redemption premium paid, the write-off of the remaining unamortized debt discount, and the write-off of certain unamortized debt issuance costs, partially offset by a fair market value adjustment to the senior notes associated with the termination in June 2003 of an interest rate swap agreement. Upon redemption of the 12% senior notes, our actual cash outlay for principal, redemption premium, and accrued and unpaid interest will be approximately $16.7 million.

      On August 10, 2004, we amended our senior credit facility to provide for an immediate reduction of the interest rate on the term loan of 25 basis points and an opportunity for an additional 25 basis points reduction of the interest rate on such term loan upon the achievement of certain conditions, as more particularly set forth in the amendment. The amendment also provides for a one-year extension of the term loan maturity to August 2010. We anticipate that this interest rate reduction will reduce our interest expense in the fourth quarter fiscal of 2004 by approximately $0.2 million.

      On June 8, 2004, our Board of Directors approved a share repurchase program that authorized the purchase of shares of our common stock with an aggregate purchase price not to exceed $25.0 million. The program provides that we may buy shares in the open market or in privately negotiated transactions and that we will base our decisions on whether to repurchase shares and the timing of any such repurchases on factors including the stock price, our cash and debt levels, and general economic and market conditions. Shares of stock repurchased under the program will be retired and returned to the status of authorized and unissued shares. This program will expire in December 2005. During the third quarter of fiscal 2004, we repurchased 0.3 million shares of our common stock at a cost of approximately $4.0 million under this program. Since the inception of this program, we have repurchased approximately 1.6 million shares of our common stock at a cost of approximately $23.7 million.

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

      In order to facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided ($ in thousands):

	Payments Due by Fiscal Year

Contractual Obligation	Total	2004(1)	2005 — 2006	2007 — 2008	Thereafter

Long-term debt(2)	$493,635	$16,185	$5,100	$5,100	$467,250
Interest on long-term debt(3)	201,250	11,555	49,104	48,690	91,901
Capital lease obligations(4)	21,538	2,476	12,805	4,391	1,866
Operating lease obligations(5)	717,354	30,254	223,713	171,809	291,578

Total contractual obligations	$1,433,777	$60,470	$290,722	$229,990	$852,595

(1)	Represents the period from November 1, 2004 to January 30, 2005.

(2)	Change from 2003 10-K due to the extension of the term loan portion of our senior credit facility to August 10, 2010 and our election to redeem the remaining approximately $15.0 million balance of our 12% senior notes in December 2004.

(3)	Interest on the term loan was calculated assuming the current interest rate of 4.06% would be in effect through the loan expiration date of August 2010. $100.0 million of our $225.0 million 7% senior subordinated notes is subject to an interest rate swap agreement. The estimate of the effect of the interest rate swap on interest was made assuming the current interest rate related to the rate swap would be in effect for the term of the rate swap.

(4)	Capital lease payments include both principal and interest.

(5)	Operating lease obligations are not reduced to reflect sublease income. Changes from 2003 10-K due primarily to new stores and lease extensions.

      Other commercial commitments consist of standby letters of credit totaling $30.0 million, the longest term of which expires in June 2005. Our inventory purchase commitments are cancelable and therefore not included in the above table.

Analysis of Cash Flows

      The following table summarizes our cash flows from operating activities:

	Thirty-Nine Weeks Ended

	October 31,	November 2,
	2004	2003

	($ In thousands)
Net income	$41,179	$33,379
Non-cash expenses and adjustments	50,653	52,730
Change in inventory, net of accounts payable	(32,790)	(42,735)
Proceeds from interest rate swap termination	—	6,031
Changes in other operating assets and liabilities	14,021	9,658

Cash flows from operating activities	$73,063	$59,063

      During the thirty-nine weeks of fiscal 2004, net cash provided by operating activities was $73.1 million compared to $59.1 million of cash provided by operating activities during the thirty-nine weeks of fiscal 2003. The change primarily relates to an increase of $7.8 million in net income resulting primarily from lower interest expense and a reduction of our inventory purchases (net of accounts payable) by $9.9 million as a result of improved payables management. Cash flows from operations during the thirty-nine weeks of fiscal 2003 were favorably impacted by $6.0 million associated with the termination of an interest rate swap agreement.

      Net cash used in investing activities totaled $18.8 million for the thirty-nine weeks of fiscal 2004, compared to $13.1 million used during the thirty-nine weeks of fiscal 2003. Capital expenditures increased during the thirty-nine weeks of fiscal 2004 relative to the thirty-nine weeks of fiscal 2003 as a result of new store improvements, additional capital upgrades to existing stores, and the purchase of certain leased assets.

      Net cash used in financing activities totaled $36.8 million in the thirty-nine weeks of fiscal 2004 compared to $14.6 million in the thirty-nine weeks of fiscal 2003. The change primarily relates to the following: (1) during the thirty-nine weeks of fiscal 2004, we utilized approximately $23.7 million of our cash to repurchase and subsequently retire approximately 1.6 million shares of our common stock; no such purchases were made in fiscal 2003; (2) during the thirty-nine weeks of fiscal 2003, proceeds from the exercise of stock options were $12.8 million higher than the thirty-nine weeks of fiscal 2004 as a result of significant stock option exercises (3) during the thirty-nine weeks of fiscal 2003, we retired $9.5 million of our 11% senior subordinated notes; no such retirements occurred during the thirty-nine weeks of fiscal 2004; and (4) payments for debt issuance costs were $3.0 million less during the thirty-nine weeks of fiscal 2004 than in the thirty-nine weeks of fiscal 2003 as a result of the June 2003 refinancing of our former senior credit facility.

Store Closures

      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance, it is considered for closure. As a result of past acquisitions, we have closed numerous locations due to overlap with previously existing store locations.

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

      As of October 31, 2004, we had a total of 143 store locations included in the allowance for store closing costs. Of this total, 13 locations were vacant and 130 locations were subleased. In addition to these stores, we had 55 service centers of which 3 were vacant and 52 were subleased. Future rental payments will be made through the expiration of the non-cancelable leases, the longest of which runs through March 2018.

      Activity in the allowance for store closings and the related payments for the thirty-nine weeks of fiscal 2004 are as follows ($ in thousands):

Balance, beginning of year	$12,148
Store closing costs:
Provision for store closing costs	106
Revisions in estimates	345
Accretion	418
Operating expenses and other	739

Store closing costs, net	1,608
Payments:
Rent expense, net of sublease income	(2,249)
Occupancy and other expenses	(696)
Lease buyouts and sublease commissions	(2,110)

Total payments	(5,055)

Balance as of October 31, 2004	$8,701

      We expect cash outflows for vacant stores (which includes certain operating expenses that are expensed as incurred), sublease losses and lease buyouts to be approximately $7.0 million during fiscal 2004. We expect the remainder of cash outflows relating to these stores to occur primarily during fiscal 2005 through 2007.

Factors Affecting Liquidity and Capital Resources

Sales Trends

      Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters.) In addition, our business is affected by weather conditions. While unusually severe or inclement weather typically tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal product to increase.

      Our same store sales were flat during the thirty-nine weeks of fiscal 2004, which was comprised of 5.2% same store sales increases during the first quarter of fiscal 2004 and same store sales decreases of 2.5% and 3.2% during the second and third quarters of fiscal 2004, respectively. Based on our estimate of future sales trends and in recognition of our 7.5% same store sales increase in the fourth quarter of fiscal 2003, we expect same store sales to be in the range of negative 1.5% to negative 3.5% for the fourth quarter of fiscal 2004.

Inflation

      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.

Debt Covenants

      Our credit agreement contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. The Consolidated Leverage Ratio is “Consolidated Total Funded Debt”, as defined in the credit agreement, divided by “Consolidated EBITDA” as defined in the credit agreement. The Interest Coverage Ratio is “Consolidated EBITDA”, as defined in the credit agreement, divided by “cash interest expense”, as defined in the credit agreement. At October 31, 2004 we were in compliance with the covenants. We anticipate meeting all required covenants under our existing credit agreement in fiscal 2004.

      A breach of the covenants, ratios, or restrictions contained in our credit agreement could result in an event of default thereunder. Upon the occurrence of such an event of default, the lenders under our credit agreement could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. The collateral consists of substantially all of our assets. If the lenders under the credit agreement accelerate the payment of the indebtedness, we cannot be assured that our assets would be sufficient to repay in full that indebtedness.

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

Interest Rates

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and interest received or paid on our interest rate swap is sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit facility, which is primarily vulnerable to movements in the LIBOR rate. We hold no market risk sensitive instruments for trading purposes.

      On April 5, 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set semi-annually in arrears, equal to the 6 month LIBOR +283 basis points. The agreement is for the term of the notes. We entered into the interest rate swap to hedge the changes in the fair value of the underlying fixed rate debt that result from changes in the general level of market interest rates. The hedge is accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in the results of operations. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt will not have a significant effect on our consolidated results of operations. At October 31, 2004, the fair value of the interest rate swap was a liability of approximately $8.4 million, which is included in other long-term liabilities with an identical amount reflected as a basis adjustment in long term debt on the accompanying Consolidated Balance Sheet.

      At October 31, 2004, including the $100.0 million of senior subordinated notes that are subject to the interest rate swap agreement, 70% of our outstanding debt was at variable interest rates and 30% of our outstanding debt was at fixed interest rates. With $354.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.5 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Critical Accounting Matters

      For a discussion of our critical accounting matters, please refer to our 2003 10-K.

Forward-Looking Statements

      Certain statements contained in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. They discuss, among other things, expected growth, future store development and relocation strategy, business strategies, future revenues and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions, including, but not limited to, competitive pressures and impacts, demand for our products, factors impacting procurement of import products, fluctuations in and the overall condition of the economy, timing and number of equity awards issued and the market value of such awards, inflation, consumer debt levels, factors impacting consumer spending and driving habits, conditions affecting new store development, weather conditions, the possibility that we may fail to complete our assessment of, or we may identify material weaknesses in, our internal control over financial reporting in the course of our assessment of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements. Additional information regarding these and other risks that may cause differences are contained in our periodic and other filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      See “Factors Affecting Liquidity and Capital Resources” above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2004, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that as of the evaluation date, our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

      During the fiscal quarter ended October 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

      We believe that we have a strong basis under California law for disputing the payment of this assessment, and in October 2003 we timely filed a Petition for Redetermination with the Board. In May 2004, we received a response from the Board indicating that the district office that conducted the audit upheld its position and requested confirmation of our desire to proceed with the scheduling of an appeals conference concerning this matter. We have responded affirmatively to the Board’s letter in May 2004 and are presently waiting for formal scheduling by the Board of an appeals conference before an appeals division attorney or auditor. Our practices through December 2002 relative to the handling of taxes on battery cores had been consistent for over a decade, and it is our position that our consistent treatment of battery core charges, together with prior tax audits and tax auditors’ written commentary concerning our handling of such charges, permits us to rely upon precedent set in prior audits. Reliance on prior audits is a position that is supportable under California law. We also have other defenses and intend to vigorously defend our position with regard to this matter. A liability for the potential sales tax and related interest payments has not been recorded in our consolidated financial statements.

      We were served on October 26, 2004 with a lawsuit that was filed in the Superior Court in San Diego, California. The case was brought by a sales associate in California who resigned in January 2003, and purports to be a class action on behalf of all current and former California hourly store employees claiming that plaintiff and those similarly situated were not paid for: (i) all time worked (i.e. “off the clock” work), (ii) the minimum reporting time pay when they reported to work a second time in a day, (iii) all overtime due, (iv) all wages due at termination, and (v) amounts due for late or missed meal periods or rest breaks. Plaintiff also alleges that CSK violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuit claims these alleged practices are unfair business practices, and requests back pay, restitution, penalties for violations of various Labor Code sections and for failure to pay all wages due on termination, and interest for the last four years, plus attorney fees and that the Company be enjoined from committing further unfair business practices. We believe we have meritorious defenses to all of these claims and intend to defend the claims vigorously. If one or more of the claims is permitted by the court to proceed as a class action and is decided against us, the aggregate potential financial exposure could be material to our annual results of operations. We do not believe an adverse outcome would materially affect our liquidity or consolidated financial position. However, the litigation is in its early stages and we cannot predict the outcome with any certainty. A liability for this matter has not been recorded in our consolidated financial statements.

      We currently and from time to time are involved in other litigation incidental to the conduct of our business, including asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. We do not currently believe that any of these other legal claims incidental to the conduct of our business, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

	Issuer Repurchases of Equity Securities(1)

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plans	Under the Plan

Balance as of August 1, 2004	1,274,956 (2)	$15.50	1,274,956	$5,234,924
August 2, 2004 to August 29, 2004	—	—	—	5,234,924
August 30, 2004 to October 3, 2004	300,000	13.20	300,000	1,275,034
October 4, 2004 to October 31, 2004	—	—	—	1,275,034

As of October 31, 2004	1,574,956	$15.06	1,574,956	$1,275,034

(1)	On June 8, 2004, our Board of Directors approved a share repurchase program authorizing us to acquire up to $25.0 million of our common stock. The program expires in December 2005. See Note 7 to the Consolidated Financial Statements.

(2)	Consists of a) 475,756 shares purchased in a privately negotiated transaction with Investcorp S.A., formerly one of the Company’s significant shareholders, at an approximate 1% discount from the average market price of our common stock on the date of purchase. Charles K. Marquis, a member of our Board of Directors, is employed by Investcorp; and b) 799,200 shares purchased in open market transactions.

Item 3.	Defaults upon Senior Securities

      NONE

Item 4.	Submission of Matters to a Vote of Security Holders

      NONE

Item 5.	Other Information

      NONE

Item 6.	Exhibits

      (a) Exhibits:

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3	.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03		Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

3	.03.2	Second Amendment to Amended and Restated Bylaws of the Company, dated May 6, 2004 incorporated herein by reference to Exhibit 3.03.2 of our Report on Form 10-Q, filed June 14, 2004 (File No. 001-13927).
4.01		Amended and Restated Credit Agreement dated as of January 16, 2004, by and among CSK Auto, Inc., JPMorgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Syndication Agent, and Bank of America, N.A., incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 20, 2004.
4	.01.1	Amendment No. 1 to Amended and Restated Credit Agreement among CSK Auto, Inc. and JPMorgan Chase Bank, as administrative agent for the Lenders, dated as of April 29, 2004, incorporated herein by reference to Exhibit 4.01.1 of our Quarterly Report on Form 10-Q, filed June 14, 2004.
4	.01.2	Amendment No. 2 to Amended and Restated Credit Agreement among CSK Auto, Inc. and JPMorgan Chase Bank, as administrative agent for the Lenders, dated as of August 10, 2004, incorporated herein by reference to Exhibit 99.1 of our current Report on Form 8-K, filed August 12, 2004.
4.02		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.03		Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.04		Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.05		Purchase Agreement, dated January 9, 2004, by and among CSK Auto, Inc. as issuer; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as Guarantors; and Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Banc of America Securities LLC, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 20, 2004.
4.06		Indenture dated as of January 16, 2004 by and among CSK Auto, Inc. (as Issuer), CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. (each a Guarantor) and The Bank of New York (as Trustee), incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 20, 2004.
10.1		Amendment and Restated Supplemental Executive Retirement Plan Agreement between CSK Auto, Inc. and Maynard Jenkins dated May 4, 2004, incorporated herein by reference to exhibit 10.1 of our Current Report on Form 10-Q, filed June 14, 2004.
10.2		2004 Stock and Incentive Plan approved by the Company’s shareholders on June 16, 2004, incorporated herein by reference to exhibit 10.2 of our Current Report on Form 10-Q, filed September 10, 2004.
10.3		Amendment to employment agreement between Mr. James Bazlen and CSK Auto, Inc., dated effective October 15, 2004, incorporated here in by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed October 20, 2004.
31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK AUTO CORPORATION

By:	/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer

Dated: December 9, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3	.02.1	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.03		Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.03.1	First Amendment to Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
3	.03.2	Second Amendment to Amended and Restated Bylaws of the Company, dated May 6, 2004 incorporated herein by reference to Exhibit 3.03.2 of our Report on Form 10-Q, filed June 14, 2004 (File No. 001-13927).
4.01		Amended and Restated Credit Agreement dated as of January 16, 2004, by and among CSK Auto, Inc., JPMorgan Chase Bank, as Administrative Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Syndication Agent, and Bank of America, N.A., incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 20, 2004.
4	.01.1	Amendment No. 1 to Amended and Restated Credit Agreement among CSK Auto, Inc. and JPMorgan Chase Bank, as administrative agent for the Lenders, dated as of April 29, 2004 incorporated herein by reference to Exhibit 4.01.1 of our Quarterly Report on Form 10-Q, filed June 14, 2004.
4	.01.2	Amendment No. 2 to Amended and Restated Credit Agreement among CSK Auto, Inc. and JPMorgan Chase Bank, as administrative agent for the Lenders, dated as of August 10, 2004, incorporated herein by reference to Exhibit 99.1 of our current Report on Form 8-K, filed August 12, 2004.
4.02		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).
4.03		Purchase Agreement, dated December 7, 2001, by and among CSK Auto, Inc; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as Guarantors; and Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc. and UBS Warburg LLC as Purchasers, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed January 18, 2002.
4.04		Indenture, dated December 21, 2001, by and among CSK Auto, Inc.; CSK Auto Corporation, as guarantor; Automotive Information Systems, Inc. and CSKAUTO.COM, Inc., as subsidiary guarantors; and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 18, 2002.
4.05		Purchase Agreement, dated January 9, 2004, by and among CSK Auto, Inc. as issuer; CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as Guarantors; and Credit Suisse First Boston LLC, Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co. and Banc of America Securities LLC, incorporated herein by reference to Exhibit 99.5 of our Current Report on Form 8-K, filed January 20, 2004.
4.06		Indenture dated as of January 16, 2004 by and among CSK Auto, Inc. (as Issuer), CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. (each a Guarantor) and The Bank of New York (as Trustee), incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed January 20, 2004.

Exhibit
Number	Description

10.1	Amendment and Restated Supplemental Executive Retirement Plan Agreement between CSK Auto, Inc. and Maynard Jenkins dated May 4, 2004 incorporated herein by reference to exhibit 10.1 of our Current Report on Form 10-Q, filed June 14, 2004.
10.2	2004 Stock and Incentive Plan approved by the Company’s shareholders on June 16, 2004, incorporated herein by reference to exhibit 10.2 of our Current Report on Form 10-Q, filed September 10, 2004.
10.3	Amendment to employment agreement between Mr. James Bazlen and CSK Auto, Inc., dated effective October 15, 2004, incorporated here in by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed October 20, 2004.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.