Form 10-K
period 2005-01-30
CSK AUTO CORP
filed 2005-05-02
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13927

CSK AUTO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-0765798
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

645 E. Missouri Ave. Suite 400,	85012

Phoenix, Arizona	(Zip Code)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Stock, $.01 par value	New York Stock Exchange

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

      As of August 1, 2004, the aggregate market value of our voting and non-voting common stock held by non-affiliates was approximately $621.4 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates. As of April 28, 2005, there were 45,147,742 shares of our common stock outstanding.

Documents Incorporated by Reference

•	Portions of our definitive Proxy Statement on Schedule 14A, with respect to our 2005 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

Note Concerning Forward-Looking Information

      Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control, the occurrence of which could have a material adverse effect on our business, operating results and financial condition. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, competitive pressures and impacts, demand for our products, factors impacting procurement of import products, fluctuations in and the overall condition of the economy, inflation, consumer debt levels, factors impacting consumer spending and driving habits, conditions affecting new store development, weather conditions, the possibility that we may discover additional material weaknesses in our internal control over financial reporting in the future, and litigation and regulatory matters. Please review our discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.	Business

General

      We are the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. We have the number one market position in 23 of the 28 geographic markets in which we operate, based on store count. As of January 30, 2005, we operated 1,134 stores in 19 states under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 425 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schucks Auto Supply, founded in 1917, with 225 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 484 stores primarily in California.

      We offer a broad selection of national brand name, private-label and generic automotive products for domestic and imported cars and light trucks. Our products include new and remanufactured automotive replacement parts, maintenance items and accessories. Our stores average approximately 7,200 square feet in size and typically offer a store specific mix averaging approximately 17,500 stock-keeping units, or SKUs. We also operate a highly efficient network of strategically located depots to provide approximately 75% of our stores an additional 60,000 SKUs on a same-day delivery basis. Through our extensive on-line vendor network, we make available up to an additional 250,000 SKUs on a same-day delivery basis to approximately 75% of our stores and up to 1,000,000 additional SKUs on a next-day delivery basis to substantially all of our stores.

      We serve both the do-it-yourself (“DIY”) and the commercial installer, or do-it-for-me (“DIFM”), markets. The DIY market, which is comprised of consumers who typically repair and maintain vehicles themselves, is the foundation of our business. Sales to the DIY market represented approximately 83% of our net sales for fiscal 2004. The DIFM market is comprised of auto repair professionals, fleet owners, governments and municipalities and accounted for over 68% of the annual sales in the U.S. automotive aftermarket industry in 2003, according to statistics published by the Automotive Aftermarket Industry Association. Sales to the DIFM market represented approximately 17% of our net sales for fiscal 2004. In 1994, we began targeting the DIFM market to leverage our existing store base, fixed costs, inventory and in-store personnel. We believe we are well positioned to effectively and profitably further penetrate the highly fragmented DIFM market because of our sales force dedicated to DIFM customers, experienced in-store sales associates, level of customer service, conveniently located stores, efficient depot delivery network, attractive pricing, and ability to provide timely availability of a broad selection of national brand name products.

      As used herein, the terms “CSK”, “CSK Auto”, “the Company”, “Auto”, “we”, “us”, and “our” refer to CSK Auto Corporation and its subsidiaries, including CSK Auto, Inc. and its subsidiaries.

      You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the SEC as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, clicking on “Company,” then “Investors.” Information contained on our website is not part of this Report.

Industry Overview

      We compete in the U.S. automotive aftermarket industry, which has annual sales in excess of $110 billion. This industry includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. The industry is comprised of the DIY market and the

DIFM market. We believe that the U.S. automotive aftermarket industry is characterized by stable demand and is growing because of increases in:

•	the size and age of automotive vehicles in use;

•	the number of miles driven annually per vehicle;

•	the number of licensed drivers;

•	the percentage of the total light vehicle fleet represented by light trucks (including SUVs), which generate higher average aftermarket product purchases versus such purchases generated per car; and

•	the number of light vehicles coming off warranty, particularly leased vehicles, which we believe are often under-maintained and, therefore, may require higher than-average maintenance and repair expenditures in the post-warranty period.

      While consolidation of automotive aftermarket retailers continues to occur, the industry remains highly fragmented. Our primary competitors include national and regional automotive parts chains, wholesalers, jobber stores, independent operators, automobile dealers, and discount stores and mass merchandisers that carry automotive products.

Competitive Strengths and Strategies

      We believe that our competitive strengths and strategies include the following:

      Leading Market Position in the Western United States. We are the largest specialty retailer of automotive parts and accessories in the Western United States and have the number one market position in 23 of the 28 geographic markets in which we operate, based on store count. We believe that we have better brand name recognition than many of our competitors due to the long operating history of our stores, our advertising and marketing programs, the breadth of our product selection and our reputation for superior customer service.

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

      Focus on Customer Service. As part of our promise of “G.R.E.A.T.” service, our internally developed customer service initiative, we aim to provide the highest level of customer service in our industry in order to generate repeat business. Recruiting, training and retaining high quality sales associates is a major component of our focus on customer service. Our training programs and incentives encourage our sales associates to develop technical expertise, which enables them to effectively advise customers on product selection and use. We have an average of two National Institute for Automotive Service Excellence, or ASE, certified parts professionals per store. To further satisfy our customers’ needs, we also offer free testing of certain parts, “no hassle” return policies, electronically maintained warranties and a customer service call center.

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

      We also maintain a store specific precision pricing program that seeks to optimize margins while maintaining price competitiveness. Our pricing philosophy is that we should not lose a customer because of price. Our pricing strategy is to offer everyday competitive prices at each of our stores. As a result, we closely monitor our competitors’ pricing levels through our precision pricing program, which analyzes prices at the store level rather than at the market or chain level. This initiative enables us to establish pricing levels at each store based upon that store’s local market competition. Our entry-level products offer excellent value by meeting standard quality requirements at low prices. In addition, our sales associates are encouraged to offer alternative products at slightly higher price points. These products typically provide extra features, improved performance, an enhanced warranty, or are nationally branded items.

      Drive Customer Traffic and Increase Sales Base. Our marketing and merchandising strategy is designed to drive customer traffic and build market share. Our strategy is to make available to our customers one of the broadest selections of quality brand name products on a timely basis in order to maximize customer satisfaction and generate loyal repeat customers. We also strive to be the industry leader in introducing new and innovative product offerings, supported by our 52-week promotional print advertising programs that includes color circulars and newspaper advertisements. We offer our products at competitive prices, in conveniently located and attractively designed stores. Our advertising programs are specifically tailored to target our various customer constituencies for maximum appeal and effectiveness.

      Highly Experienced and Proven Management Team. We are led by an innovative management team with a wealth of automotive aftermarket and retail industry experience. Maynard Jenkins, our Chairman and Chief Executive Officer, has served in his current position since January 1997 and has 39 years of retail management experience, including 18 years as a Chief Executive Officer. Martin Fraser, our President and Chief Operating Officer, has been with us for 27 years, serving in a number of key positions prior to his current role, including Executive Vice President — Merchandising, Distribution and Commercial and Sr. Vice President — Merchandising, Transportation, Replenishment and Marketing. Our senior management team averages over 29 years of retail industry experience. We believe the strength and experience of our management team has enabled us to deliver exceptional operating and financial results and to emerge as a leader in our highly competitive industry.

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

      The table below sets forth, as of January 30, 2005, the geographic distribution of our stores and the trade names under which they operate.

	Checker	Schucks	Kragen	Company
	Auto Parts	Auto Supply	Auto Parts	Total

California	1	2	468	471

Washington	—	143	—	143

Arizona	110	—	—	110

Colorado	70	—	—	70

Minnesota	57	—	—	57

Oregon	—	46	—	46

Utah	43	—	—	43

Nevada	23	—	16	39

Idaho	8	23	—	31

Wisconsin	29	—	—	29

New Mexico	28	—	—	28

Texas	14	—	—	14

Alaska	—	11	—	11

Montana	10	—	—	10

Wyoming	10	—	—	10

Hawaii	10	—	—	10

North Dakota	7	—	—	7

South Dakota	4	—	—	4

Michigan	1	—	—	1

Total	425	225	484	1,134

      Our stores are generally open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. (9:00 a.m. to 6:00 p.m. on Sundays). The average store employs approximately 10 to 20 employees, including a store manager, two assistant store managers and a staff of full-time and part-time associates.

Store Formats

      Approximately 64% of our stores are freestanding, with the balance principally located within strip shopping centers. The stores, which range in size from 2,600 to 24,000 square feet, average approximately 7,200 square feet in size and offer a store specific mix of between 13,000 and 18,000 SKUs.

      We have three prototype store designs, which are 6,000, 7,000 and 8,000 square feet in size. The store size for a given new location is selected generally based upon sales volume expectations determined through demographics and the detailed market analysis that we prepare as part of our site selection process. The following table categorizes our stores by size, as of January 30, 2005:

Store Size	Number of Stores

10,000 sq. ft. or greater	103

8,000 – 9,999 sq. ft.	205

6,000 – 7,999 sq. ft.	552

5,000 – 5,999 sq. ft.	197

Less than 5,000 sq. ft.	77

1,134

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

      Our real estate department utilizes a sophisticated, market-based approach that identifies and analyzes potential store locations based on detailed demographic and competitive studies. These demographic and competitive studies include analysis of population density, growth patterns, age, per capita income, vehicle traffic counts and the number and type of existing automotive-related facilities, such as automotive parts stores and other competitors within a pre-determined radius of the potential new location. These potential locations are compared to our existing locations to determine opportunities for opening new stores and relocating or expanding existing stores.

      The following table sets forth our store development activities during the periods indicated:

	Fiscal Year

	2004	2003	2002

Beginning stores	1,114	1,109	1,130

New stores	28	18	12

Relocated stores	9	7	5

Closed stores (including relocated stores)	(17)	(20)	(38)

Ending stores	1,134	1,114	1,109

Expanded stores	1	2	1

Total new, relocated and expanded stores	38	27	18

      We expect to open or relocate approximately 50 stores in fiscal 2005.

Store Merchandising

      Our store merchandising program, which classifies our product mix into separate categories, is designed to determine the optimal inventory mix at each individual store based on that store’s historical sales. We believe that we can improve store sales, gross profit margin and inventory turnover by tailoring individual store inventory mix based on historical sales patterns for each of the product categories.

Purchasing

      Merchandise is selected from over 300 suppliers and purchased for all stores by personnel at our corporate headquarters in Phoenix, Arizona. No one class of product and no single supplier accounted for as much as 10% of our purchases in fiscal years 2004, 2003, or 2002.

      Our inventory management systems include the E-3 Trim Buying System, which provides inventory movement forecasting based upon history, trend and seasonality. Combined with service level goals, vendor lead times and cost of inventory assumptions, the E-3 Trim Buying System determines the timing and size of purchase orders. The vast majority of the dollar values of transactions are sent via electronic data interchange, with the remainder being sent by a computerized email or facsimile interface. Our store replenishment system generates orders based upon store on-hand and store model stock. This includes an automatic model stock adjustment system utilizing historical sales, seasonality and store presentation requirements. We also can allocate seasonal and promotional merchandise based upon a store’s history of prior promotional and seasonal sales.

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

Commercial Sales Program

      In addition to our primary focus on serving the DIY consumer, we have significantly increased our marketing directed at the commercial or DIFM customer in the automotive replacement parts market. The commercial or DIFM market constitutes in excess of 68% of the annual sales in the automotive aftermarket and is currently growing at a faster rate than the DIY market. Our commercial sales program, which is intended to facilitate penetration of this market, is targeted toward professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers with auto repair facilities and other commercial repair outlets located near our stores.

      We have made a significant commitment to this portion of our business and upgraded the information systems capabilities available to the commercial sales group. In addition, we employ one district sales manager for approximately every five stores with a commercial sales center. This district sales manager is responsible for servicing existing and developing new, commercial accounts. In addition, at a minimum, each commercial sales center has a dedicated in-store salesperson, driver and delivery vehicle.

      We believe we are well positioned to effectively and profitably service commercial customers, who typically require a higher level of customer service and broad product availability. The commercial market has traditionally been serviced primarily by jobbers. However, automotive specialty retailing chains, such as CSK Auto, Inc., have continued to increase their share of the commercial market. The chains typically have multiple locations in given market areas and maintain a broad inventory selection. We believe we have significant competitive advantages in servicing the commercial market because of our experienced sales associates, conveniently located stores, attractive pricing and ability to consistently deliver a broad product offering with an emphasis on national brand names.

      As of January 30, 2005, we operated commercial service centers in 587 of our stores. Our sales to commercial accounts (including sales by stores without commercial service centers) were $260.8 million in both fiscal 2004 and fiscal 2003. On a comparable store basis, commercial sales increased 1.8% in fiscal 2004 over fiscal 2003.

Advertising

      We support our marketing and merchandising strategy primarily through print advertising, in-store promotional displays and radio and television advertising. The print advertising consists of color circulars and newspaper advertisements that are produced by our in-house advertising department. We also advertise on radio, television and billboards primarily to reinforce our image and name recognition. Television advertising is primarily targeted to sports programming and radio advertising is primarily aired during commuting hours. Advertising efforts include Spanish language television and radio as well as bilingual store signage. In-store signs and displays are used to promote products, identify departments, and to announce store specials. We also sponsor major league baseball in major markets throughout our trade area and two National Hot Rod

Association Funny Cars and have been designated the Official Auto Parts Store of the NHRA. Our web sites include the following:

•	http://www.cskauto.com;

•	http://www.checkerauto.com;

•	http://www.schucks.com; and

•	http://www.kragen.com.

Associates

      As of January 30, 2005, we employed approximately 8,210 full-time associates and approximately 4,540 part-time associates. Approximately 86% of our personnel are employed in store level operations, 7% in distribution and 7% in our corporate headquarters, including our call center and priority parts operation.

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

      The principal competitive factors that affect our business are store location, customer service and product selection, availability, quality and price. While we believe that we compete effectively in our various markets, certain competitors are larger in terms of number of stores and sales volume, have greater financial and management resources and have been operating longer in certain geographic areas.

Trade Names, Service Marks and Trademarks

      We have the right to exclusively use the trade name Checker nationwide in connection with the automotive parts retailing business pursuant to a settlement and use agreement with the owner of the federal registration for such trademark. We own and have registered the service mark Schuck’s with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. We recently renewed the registration for this mark for an additional ten-year period. We have common law rights to use the trade name Kragen in connection with the automotive parts retailing business. In addition, we own and have registered numerous trademarks with respect to many of our private label products and advertising and marketing strategies. We believe that our various trade names, service marks and trademarks are important to our merchandising strategy, but that our business is not otherwise dependent on any particular service mark, trade name or trademark. There are no infringing uses known by us that materially affect the use of such items.

Warehouse and Distribution

      Our warehouse and distribution system utilizes bar coding, radio frequency scanners and sophisticated conveyor and put-to-light systems. We operate with engineered labor standards and incentive programs in each of our distribution centers, which have contributed to improved labor productivity. Each store is currently serviced by one of our three main distribution centers, with the regional distribution centers handling bulk materials, such as oil. All of our merchandise is shipped by vendors to our distribution centers, with the exception of batteries and some special order products, which are shipped directly to stores by the vendor. We have sufficient warehouse and distribution capacity to meet the requirements of our expected growth plans for the foreseeable future.

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

      As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our oil recycling program. We currently provide a recycling program for batteries and for the collection of used lubricants at certain of our stores as a service to our customers pursuant to agreements with third-party vendors. The batteries and used lubricants are collected by our associates, deposited into vendor-supplied containers /pallets and then disposed of by the third-party vendors. In general, our agreements with such vendors contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination that may be caused by the batteries and lubricants to off-site properties (including as a result of waste disposal) and to our properties, when caused by the vendor.

      Compliance with environmental laws and regulations has not had a material impact on our operations to date, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Properties

      The following table sets forth certain information concerning our principal leased facilities as of January 30, 2005:

				Number
			Square	of Stores
Facility	Location	Area Served	Footage	Served

Corporate office	Phoenix, AZ	All	114,691	—

Distribution center(1)	Dixon, CA	California, Nevada, Washington,	325,500	519
		Oregon, Idaho, Montana, Wyoming, Alaska, Hawaii

Distribution center(2)	Phoenix, AZ	Arizona, Colorado, Idaho,	273,520	518
		Nevada, New Mexico, California, Texas, Utah
Office, warehouse and	Mendota Heights, MN	Minnesota, North Dakota, South	125,000	97

distribution center		Dakota, Wisconsin, Michigan

Regional distribution center	Auburn, WA	Washington, Oregon, Idaho, Alaska	160,087	198

Regional distribution center	Aurora, CO	Colorado, Wyoming, South Dakota	34,800	72

Regional distribution center	Salt Lake City, UT	Colorado, Utah, Idaho, Wyoming,	60,000	81
		Montana, Oregon

Regional distribution center	Commerce, CA	California	75,000	210

(1)	Subject to time period and other restrictions, we have the ability to expand the Dixon distribution center by 161,000 square feet should the need arise.

(2)	We have exercised an option to expand the Phoenix distribution center by approximately 80,000 square feet. We expect the expansion to be complete in fiscal 2005.

      As of January 30, 2005, all but one of our operating stores was leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

Number of
Years	Stores

2005 — 2006	22

2007 — 2009	78

2010 — 2011	41

2012 — 2020	408

2021 — 2030	503

2031 — thereafter	81

1,133

      Additional information regarding our facilities appears in Item 1. Business, under the captions Store Operations, Store Formats, and Warehouse and Distribution.

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

      We believe that we have a strong basis under California law for disputing the payment of this assessment, and in October 2003 we timely filed a Petition for Redetermination with the Board. In May 2004, we received a response from the Board indicating that the district office that conducted the audit upheld its position. We attended an appeals conference on April 4, 2005 and are awaiting the decision from the appeals conference. Our practices through December 2002 relative to the handling of taxes on battery cores had been consistent for over a decade, and it is our position that our consistent treatment of battery core charges, together with prior tax audits and tax auditors’ written commentary concerning our handling of such charges, permits us to rely upon precedent set in prior audits. Reliance on prior audits is a position that is supportable under California law. We also have other defenses and intend to vigorously defend our position with regard to this matter. A liability for the potential sales tax and related interest payments has not been recorded in our consolidated financial statements.

      We were served on October 26, 2004 with a lawsuit that was filed in the Superior Court in San Diego, California. The case was brought by a former sales associate in California who resigned in January 2003, and purports to be a class action on behalf of all current and former California hourly store employees claiming that plaintiff and those similarly situated were not paid for: (i) all time worked (i.e. “off the clock” work), (ii) the minimum reporting time pay when they reported to work a second time in a day, (iii) all overtime due, (iv) all wages due at termination, and (v) amounts due for late or missed meal periods or rest breaks. Plaintiff also alleges that we violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuit claims these alleged practices are unfair business practices, and requests back pay, restitution, penalties for violations of various Labor Code sections and for failure to pay all wages due on termination, and interest for the last four years, plus attorney fees and that the Company be enjoined from committing further unfair business practices. We believe we have meritorious defenses to all of these claims and intend to defend the claims vigorously. If one or more of the claims is permitted by the court to proceed as a class action and is decided against us, the aggregate potential financial exposure could be material to our annual results of operations. We do not believe an adverse outcome would materially affect our liquidity or consolidated financial position. However, the litigation is in its early stages and we cannot predict the outcome with any certainty. A liability for this matter has not been recorded in our consolidated financial statements.

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

      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

PART II

Item 5.      Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price and Dividends

      Our common stock has been listed on the New York Stock Exchange under the symbol CAO since March 12, 1998. As of April 28, 2005, there were 45,147,742 shares of our common stock outstanding and there were approximately 62 record holders of our common stock.

      The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by the New York Stock Exchange.

	Price Range of
	Common Stock

	High	Low

Fiscal 2004:

First Quarter	$20.03	$16.25

Second Quarter	18.76	13.60

Third Quarter	14.89	11.55

Fourth Quarter	16.74	14.70

Fiscal 2003:

First Quarter	$10.78	$7.75

Second Quarter	15.32	10.38

Third Quarter	17.62	13.56

Fourth Quarter	19.69	16.50

      We have not paid any dividends on our common stock during the last two fiscal years. We currently do not intend to pay any dividends on our common stock.

      We are a holding company with no business operations of our own. We therefore depend upon payments, dividends and distributions from CSK Auto, Inc., our wholly owned subsidiary, for funds to pay dividends to our stockholders. CSK Auto, Inc. currently intends to retain its earnings to fund its working capital, debt repayment and capital expenditure needs and for other general corporate purposes. CSK Auto, Inc. has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. CSK Auto, Inc.’s senior credit facility and the indentures governing its senior notes contain restrictions on CSK Auto, Inc.’s ability to pay dividends or make payments or other distributions to us. See Note 9 to the Consolidated Financial Statements.

      The following table provides information with respect to our purchases of CSK Auto Corporation common stock:

Issuer Repurchases of Equity Securities

			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares That may yet
	of Shares	Paid per	as Part of Publicly	be Purchased Under
Period	Purchased	Share	Announced Plans	the Plan

Balance as of October 31, 2004	1,574,956	$15.06	1,574,956	$1,275,034

November 1, 2004 to November 28, 2004	—	—	—

November 29, 2004 to January 2, 2005	—	—	—

January 3, 2005 to January 30, 2005	—	—	—

As of January 30, 2005	1,574,956	$15.06	1,574,956	$1,275,034

      On June 8, 2004, our Board of Directors approved a share repurchase program authorizing us to acquire up to $25.0 million of our common stock. The program expires in December 2005. During fiscal 2004, we repurchased approximately 1.6 million shares of our common stock at a cost of approximately $23.7 million pursuant to this program. See Note 15 to the Consolidated Financial Statements.

      The required table and information relating to equity compensation plans is incorporated by reference from the information contained under the caption “Report of the Compensation Committee on Executive Compensation” in our definitive proxy statement in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders to be held on June 16, 2005 (the “Proxy Statement”).

Item 6.	Selected Consolidated Financial Data

      The following table sets forth our selected consolidated statement of operations, balance sheet and operating data. The selected statement of operations and balance sheet data are derived from our consolidated financial statements and have been restated to reflect adjustments discussed in Note 2 below. You should read the data presented below together with our consolidated financial statements and related notes, the other financial information contained herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year(1)

	2004	2003	2002	2001	2000

		Restated(2)

	(In thousands, except per share amounts and selected store data)

Statement of Operations Data

Net sales	$1,577,460	$1,578,056	$1,506,646	$1,438,585	$1,452,109

Cost of sales(3)(4)	843,600	860,952	835,298	813,448	786,902

Gross profit	733,860	717,104	671,348	625,137	665,207

Other costs and expenses:

Operating and administrative(4)(5)	635,541	619,932	594,698	582,587	595,369

Store closing and other restructuring costs(6)	2,191	12,669	5,026	22,392	6,060

Legal settlement(7)	—	—	—	2,000	8,800

Goodwill amortization(8)	—	—	—	4,807	4,799

Operating profit	96,128	84,503	71,624	13,351	50,179

Interest expense	33,460	52,418	63,544	62,812	63,417

Loss on debt retirement(9)	1,026	49,494	6,008	5,101	—

Equity in loss on joint venture(10)	—	—	—	—	3,168

Income (loss) before income taxes	61,642	(17,409)	2,072	(54,562)	(16,406)

Income tax expense (benefit)	24,761	(7,854)	(324)	(21,373)	(8,377)

Net income (loss)	$36,881	$(9,555)	$2,396	$(33,189)	$(8,029)

Basic earnings (loss) per share	$0.81	$(0.21)	$0.06	$(1.17)	$(0.29)

Diluted earnings (loss) per share	$0.80	$(0.21)	$0.06	$(1.17)	$(0.29)

Shares used in computing basic per share amounts	45,713	45,658	40,635	28,391	27,839

Shares used in computing diluted per share amounts	46,002	45,658	40,752	28,391	27,839

Other Data

Commercial sales(11)	$260,781	$260,842	$262,773	$259,096	$249,314

Selected Store Data

Number of stores (end of period)	1,134	1,114	1,109	1,130	1,152

Percentage increase (decrease) in comparable store net sales(12)	(1)%	6%	7%	1%	2%

Balance Sheet Data (end of period)

Cash and cash equivalents	$56,548	$37,221	$15,519	$16,084	$11,131

Total assets	1,042,118	1,047,992	1,015,503	1,012,303	1,022,262

Total debt (including current maturities)	497,313	526,726	530,453	676,414	652,328

Stockholders’ equity	214,284	198,411	189,387	60,908	62,231

See accompanying notes on page 14

Notes to Selected Consolidated Financial Data

      (1) Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except for fiscal 2000, which had 53 weeks.

      (2) As set forth below, we have restated our previously reported annual financial statements to reflect certain errors in our accounting for leases and vendors allowances and an accounting change for inventory as discussed in Item 7 and Note 1 of the Notes to the Consolidated Financial Statements of this Form 10-K.

	Fiscal Year

	2003	2002	2001	2000

	(In thousands, except per share amounts)

Statement of Operations Data

Cost of sales, as previously reported	$829,900	$806,461	$790,585	$769,043

Change in vendor allowance recognition period	1,169	161	2,194	8,543

Other vendor allowances adjustments	5,982	8,883	(1,721)	1,200

Lease accounting adjustments	31	43	73	82

As corrected	837,082	815,548	791,131	778,868

Inventory accounting change	23,870	19,750	22,317	8,034

Cost of sales, as restated	$860,952	$835,298	$813,448	$786,902

Gross profit, as previously reported	$748,156	$700,185	$648,000	$683,066

Change in vendor allowance recognition period	(1,169)	(161)	(2,194)	(8,543)

Other vendor allowance adjustments	(5,982)	(8,883)	1,721	(1,200)

Lease accounting adjustments	(31)	(43)	(73)	(82)

As corrected	740,974	691,098	647,454	673,241

Inventory accounting change	(23,870)	(19,750)	(22,317)	(8,034)

Gross profit, as restated	$717,104	$671,348	$625,137	$665,207

Operating profit, as previously reported	$116,608	$102,529	$38,667	$70,716

Change in vendor allowance recognition period	(1,169)	(161)	(2,194)	(8,543)

Other vendor allowance adjustments	(5,982)	(8,883)	1,721	(1,200)

Lease accounting adjustments	(1,084)	(2,111)	(2,526)	(2,760)

As corrected	$108,373	$91,374	$35,668	$58,213

Inventory accounting change	(23,870)	(19,750)	(22,317)	(8,034)

Operating profit, as restated	$84,503	$71,624	13,351	50,179

Interest expense, as previously reported	$50,991	$62,261	$61,608	$62,355

Lease accounting adjustment	1,427	1,283	1,204	1,062

Interest expense, as corrected	$52,418	$63,544	$62,812	$63,417

Net income (loss), as previously reported	$10,797	$21,812	$(17,192)	$5,000

Error corrections, net of tax	(5,864)	(7,429)	(2,452)	(8,148)

Net income (loss) as corrected	4,933	14,383	(19,644)	(3,148)

Inventory accounting change, net of tax	(14,488)	(11,987)	(13,545)	(4,881)

Net income (loss), as restated	$(9,555)	$2,396	$(33,189)	$(8,029)

Earnings (loss) per share:

Basic, as previously reported	$0.24	$0.54	$(0.61)	$0.18

Error corrections, net of tax	(0.13)	(0.19)	(0.09)	(0.29)

Basic, as corrected	0.11	0.35	(0.70)	(0.11)

Inventory accounting change, net of tax	(0.32)	(0.29)	(0.47)	(0.18)

Basic, as restated	$(0.21)	$0.06	$(1.17)	$(0.29)

Diluted, as previously reported	$0.23	$0.54	$(0.61)	$0.18

Error corrections, net of tax	(0.13)	(0.19)	(0.09)	(0.29)

Diluted, as corrected	0.10	0.35	(0.70)	(0.11)

Inventory accounting change, net of tax	(0.31)	(0.29)	(0.47)	(0.18)

	Fiscal Year

	2003	2002	2001	2000

	(In thousands, except per share amounts)

Diluted, as restated	$(0.21)	$0.06	$(1.17)	$(0.29)

Balance Sheet Data

Total assets, as previously reported	$1,153,465	$1,101,349	$1,068,577	$1,066,806

Change in vendor allowance recognition period	(29,147)	(27,978)	(27,817)	(25,623)

Other vendor allowance adjustments	(15,444)	(9,462)	(579)	(2,300)

Lease accounting adjustments	15,462	16,930	21,010	23,614

Deferred taxes	17,689	14,857	11,268	11,080

As corrected	1,142,025	1,095,696	1,072,459	1,073,577

Inventory accounting change	(143,414)	(119,544)	(99,794)	(77,477)

Deferred taxes	49,381	39,351	39,638	26,162

Total assets, as restated	$1,047,992	$1,015,503	$1,012,303	$1,022,262

Total debt (including current maturities), as previously reported	$520,270	$524,967	$670,843	$647,881

Lease accounting adjustments	6,456	5,486	5,571	4,447

Total debt (including current maturities), as corrected	$526,726	$530,453	$676,414	$652,328

Stockholders’ equity, as previously reported	$331,558	$302,182	$154,286	$139,613

Change in vendor allowance recognition period	(29,147)	(27,978)	(27,817)	(25,623)

Other vendor allowance adjustments	(15,444)	(9,462)	(579)	(2,300)

Lease accounting adjustments	(22,000)	(19,489)	(16,094)	(12,365)

Related income taxes	26,305	22,590	17,578	15,901

As corrected	291,272	267,843	127,374	115,226

Inventory accounting change	(153,493)	(129,623)	(109,873)	(87,556)

Deferred taxes	60,632	51,167	43,407	34,561

Stockholders’ equity, as restated	$198,411	$189,387	$60,908	$62,231

      (3) In fiscal 2001, we incurred $23.1 million of charges to cost of sales to review and dispose of excess inventories identified during our Profitability Enhancement Program (“PEP”).

      (4) In March 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on certain matters discussed in EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 states that allowances provided by vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, to be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance-based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred. During the first quarter of fiscal 2003, we adopted the provisions of EITF 02-16 and implemented a policy of considering all cooperative advertising arrangements and other vendor allowances to be a reduction of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business. For fiscal 2002, 2001 and 2000, vendor allowances totaling approximately $19.2 million, $20.0 million and $17.9 million, respectively, were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16.

      (5) During fiscal 2001 and 2000, we incurred transition and integration costs associated with certain store acquisitions of $0.2 million and $23.8 million, respectively. These costs have been included in operating and administrative expenses.

      (6) Amounts relate to costs incurred in connection with the closure of existing stores. During fiscal 2003, we incurred $12.2 million associated with our change in closed store strategy. See discussions under store closure in Management’s Discussion and Analysis of Financial Conditions and Results of Operations. During fiscal 2001, we incurred $21.5 million of charges related to PEP.

      (7) During fiscal 2001 and 2000, we incurred charges associated with certain legal settlements of $2.0 million and $8.8 million, respectively. The $8.8 million in fiscal 2000 reflects settlement of a California class action lawsuit related to overtime pay for store and assistant store managers.

      (8) Consistent with our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we no longer incur any goodwill amortization for fiscal years subsequent to fiscal 2001.

      (9) During fiscal 2004, we recorded a loss on debt retirement of $1.0 million as a result of the redemption of the $15.0 million remaining balance of our 12% senior notes. During fiscal 2003, we recorded a loss on debt retirement of $49.5 million primarily due to the early redemption of 94% of our then existing 12% senior notes. During fiscal 2002, we sold shares of our common stock in an underwritten public offering and used proceeds from the sale of those shares to retire approximately $71.7 million of our 11% senior subordinated notes, resulting in a loss on debt retirement of $6.0 million. During fiscal 2001, we recorded a loss on debt retirement of $5.1 million, which reflected the write-off of unamortized deferred financing costs associated with a previously existing senior credit facility. See discussions under liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      (10) On March 1, 2000, we participated in the formation of a new joint venture, PartsAmerica.com, Inc. PartsAmerica.com engaged in the sale of automotive parts and accessories via e-commerce. During fiscal 2000, we invested approximately $3.2 million in this joint venture and in the same year we wrote off our investment.

      (11) Represents sales to commercial accounts, including sales from stores without commercial sales centers.

      (12) Comparable store net sales data is calculated based on the change in net sales commencing after the time a new store has been open twelve months. Therefore, sales for the first twelve months a new store is open are not included in the comparable store calculation. Relocations are included in comparable store net sales from the date of opening.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Our fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year that is 53 weeks long. When we refer to a particular fiscal year we mean the following:

•	Fiscal 2004 means the 52 weeks ended January 30, 2005;

•	Fiscal 2003 means the 52 weeks ended February 1, 2004; and

•	Fiscal 2002 means the 52 weeks ended February 2, 2003.

      CSK Auto Corporation is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. We compete in the U.S. automotive aftermarket industry and sell replacement parts (excluding tires), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. Our customers include people who work on their own car, the Do-it-Yourself (“DIY”) market, and commercial installers who work on other peoples’ cars, the Do-it-For-Me (“DIFM”) market. We believe that the U.S. automotive aftermarket industry is characterized by stable demand and is growing because of increases in, among other things, the age of vehicles in use and the number of miles driven annually per vehicle. As of January 30, 2005, we operated 1,134 stores under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 425 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schucks Auto Supply, founded in 1917, with 225 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 484 stores primarily in California.

      During fiscal 2004, we opened 28 stores, relocated 9 stores and closed 8 stores in addition to the stores closed due to relocation. We expect to open or relocate approximately 50 stores in fiscal 2005.

Accounting Change and Restatement of Financial Statements

      We implemented a voluntary change in our method of accounting for inventories, which is effected by a retroactive restatement of our historical financial statements. In addition, we recently identified errors in our accounting for leases and vendor allowances, which required a restatement of our historical financial statements.

Change in inventory accounting method

      We historically used the last-in, first-out (“LIFO”) method for accounting for inventories. We changed our method of determining the cost of inventories to the first-in, first-out (“FIFO”) method effective the fourth quarter of fiscal 2004. We have applied this accounting change retroactively by restating prior period financial statements as required by Accounting Principles Board Opinion No. 20, Accounting Changes.

      Our inventory levels over the last five years have increased modestly due to new store openings and growth. During the same time, we were able to reduce the overall unit costs of our inventories. In this environment, our LIFO method of accounting was resulting in an increasing difference between the carrying cost of inventories on our balance sheet and our current product acquisition costs. The carrying cost on our balance sheet under LIFO reflected the higher prices paid for inventories in prior periods and also included higher costs paid for inventories purchased in connection with our prior business acquisitions. Since we do not expect the pricing environment for most products we purchase to change dramatically in the foreseeable future, this difference between LIFO cost and replacement cost can be expected to continue and possibly increase as we continue to pursue strategies to reduce our product acquisition costs. The FIFO method of inventory accounting will result in reported inventory cost on our balance sheet that approximates replacement costs, which we believe is preferable to continuing to report our inventories at the higher costs we experienced in prior years.

      Although the primary effect of the change was a decrease in inventory on our balance sheet, it also has a significant impact on our determination of cost of sales because of differences in unit costs and increases in the amount of vendor allowances and inventory purchasing and handling costs that will remain in inventories at period end under FIFO. The change increased our cost of sales approximately $3.4 million in fiscal 2004.

Lease accounting restatement

      At January 30, 2005, we operated in excess of 1,100 leased locations, primarily consisting of our retail stores, but also including warehouses, distribution centers and our corporate office facilities. We recently identified accounting errors pertaining to the evaluation of lease terms (thus impacting our amortization of leasehold improvements), free rent periods (i.e., rent holidays), straight-lining of minimum escalating lease payments, the classification of landlord incentives/allowances, and the treatment of costs incurred for certain stores which are constructed and subsequently transferred to our landlords. We have corrected these errors by restating prior period financial statements.

      We reevaluated our lease terms for our operating leases which resulted in a reduction to the useful life assumption for depreciating leasehold improvements. We previously depreciated leasehold improvements over the term of the lease which consisted of the initial term and could include one renewal option period but no more than 15 years in total. We now include renewal option periods only if they are included in the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, as amended. The impact of this increased our annual depreciation expense for the earlier years of the lease.

      We previously recorded build-out allowances we received from landlords as an offset to the amounts capitalized as leasehold improvements. We are now recording such allowances as a deferred rent liability with a related increase in recorded property assets resulting in an increase to depreciation expense while the amortization of the deferred rent liability reduces operating rent expense over the lease term. This change also increases our reported capital expenditures (investing cash flows) and our operating cash flows we report in our Consolidated Statements of Cash Flows.

      We identified a small number of stores where the extent of our monetary involvement in the construction of the store (based on the excess of our construction costs over the landlord’s reimbursement to us of such costs) results in capitalization of the construction costs as an asset and recording the landlord reimbursement as construction debt under Emerging Issues Task Force No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”.

      We also identified situations where we did not straight-line escalating rent or recognize rent for free rent periods. The net effect of the required adjustments to address these errors increased rent expenses in our historical financial statements.

Vendor allowance restatements

      We historically recognized estimated vendor allowances in a systematic manner ratably over a performance period that ran from October through September. This recognition period was initially selected to match the benefits to be received with costs we were incurring to perform promotional activities required to earn the vendor allowances. We recently reevaluated this accounting convention and concluded that the recognition period should be corrected to a calendar year because substantially all allowances are determined and collected based on purchases from vendors in the calendar year.

      We also recently identified vendor allowances recorded in fiscal 2003 that will not be collected and have determined that the amounts were recorded because of errors in estimation in earlier periods. In addition, we identified certain vendor allowances recorded in improper periods. The majority of the adjustments were made to fiscal 2003 and 2002; however, adjustments were also made to fiscal 2000, 2001 and first three quarters of fiscal 2004. By year, we increased (decreased) our cost of sales by $1.0 million for the nine months of fiscal 2004; $6.0 million in fiscal 2003; $8.9 million in fiscal 2002; ($1.7) million in fiscal 2001; and $1.2 million in fiscal 2000. These errors were primarily the result of imprecise estimates, bookkeeping errors and recording allowances in the incorrect periods. We have applied the changes required retroactively by restating prior period financial statements. See Note 1 to the Consolidated Financial Statements.

Overview

      Our sales were basically flat compared to the prior year and our comparable store sales (sales in stores open at least twelve months) decreased by 0.7%. We believe our sales were negatively impacted by, among other things, higher gas prices and milder summer temperatures in many of our key markets. Our average transaction size (dollars spent per sale), however, increased 1.2% over the prior year and our inventory management process allowed us to effectively control our inventory with only a slight increase compared to the prior year. In light of these conditions, we will continue to: (1) analyze our operating and administrative expenses to further reduce our cost structure; (2) review and refine our core product categories, such as batteries, brakes, shocks, starters and alternators, to ensure that we are meeting our customers’ expectations; (3) add new product offerings as we deem appropriate to give our customers additional reasons to shop our stores; and (4) review our marketing programs, sales promotions, event marketing and sports sponsorships to build customer awareness and help drive store traffic. Our goal is to remain focused on our long-term objectives and continue to manage our business toward achievement of those objectives.

      During the fourth quarter of fiscal 2004, we sold our wholly owned subsidiary, Automotive Information Systems, Inc. (“AIS”) to Mobile Productivity, Inc. (“MPI”). AIS provides diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers and do-it-yourself consumers. The transaction did not have a material impact on our fiscal 2004 financial statements.

      The discussion that follows includes several references to charges and effects relating to significant events that occurred during the periods covered:

•	On August 10, 2004, we amended our senior credit facility to provide for an immediate reduction of the interest rate on our term loan of 25 basis points and an opportunity for an additional 25 basis points reduction of the interest rate on such term loan upon the achievement of certain conditions, as more particularly set forth in the amendment. The amendment also provided for a one-year extension of the term loan maturity to August 2010. We refer to these transactions as our 2004 Amendment.

•	In January 2004 (fiscal 2003), we redeemed approximately 94% of our outstanding $280.0 million 12% senior notes, issued $225.0 million of 7% senior subordinated notes, and amended our credit facility, increasing the availability and reducing the interest rate. We refer to these transactions as our 2003 Refinancing.

•	During the first quarter of fiscal 2003, we adopted Emerging Issues Task Force 02-16 (“EITF 02-16”) “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. This required us to account for certain vendor allowances as a reduction of inventory and cost of sales rather than as a reduction of advertising expense in operating and administrative expense as in prior fiscal years.

•	In July 2002, we sold approximately 6.9 million shares of common stock in an underwritten public offering at $12 per share. In addition, a selling stockholder sold approximately 2.6 million shares in this offering and, together with other affiliated stockholders, this stockholder group sold their remaining approximately 3.0 million shares on November 20, 2002. These transactions are referred to collectively as the 2002 Offering.

Results of Operations

      The following table sets forth our statement of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Year

	2004	2003	2002

		(Restated)	(Restated)

Net sales	100.0%	100.0%	100.0%

Cost of sales	53.5	54.6	55.4

Gross profit	46.5	45.4	44.6

Operating and administrative expenses	40.3	39.3	39.5

Store closing costs	0.1	0.8	0.3

Operating profit	6.1	5.3	4.8

Interest expense	2.1	3.3	4.2

Loss on debt retirement	0.1	3.1	0.4

Income (loss) before income taxes	3.9	(1.1)	0.2

Income tax expense	1.6	(0.5)	(0.0)

Net income (loss)	2.3%	(0.6)%	0.2%

Net Sales

      Net sales and sales data for the prior three years were as follows (sales $ in thousands):

	Net Sales & Sales Data

	2004	2003	2002

Retail sales	$1,310,813	$1,311,357	$1,238,474

Commercial sales	260,781	260,842	262,773

Other sales	5,866	5,857	5,399

Total net sales	$1,577,460	$1,578,056	$1,506,646

Sales growth — retail sales	—%	5.9%	5.4%

Sales growth — commercial sales	—%	(0.7)%	1.4%

Sales growth — comparable retail stores	(1.2)%	6.0%	7.0%

Sales growth — comparable commercial stores	1.8%	4.8%	8.0%

Number of stores open (at end of year)	1,134	1,114	1,109

      Retail sales represent sales to the do-it-yourself customer. Commercial sales represent sales to commercial accounts, including such sales from stores without commercial sales centers. We evaluate comparable (or same-store) sales based on the change in net sales commencing after the time a new or acquired store has been open for twelve months. Therefore, sales for the first twelve months a new or acquired store is open are not included in the comparable store calculation. Stores that have been relocated are included in comparable store sales.

      Retail sales and commercial sales were flat in fiscal 2004 as compared to fiscal 2003. Fiscal 2004 started strong as our first quarter total sales and comparable store sales increased 5.2% and 5.0%, respectively. Sales improved in our core products such as batteries, brakes, shocks, etc. In our second quarter, sales began to decline with a 2.3% and 2.5% decrease in total and comparable store sales, respectively. The decline was primarily within our heat related categories, which we believe were negatively impacted by higher gas prices and milder summer temperatures in many of our key markets. Total sales and comparable store sales continued to decline in the third and fourth quarters of fiscal 2004, which we attribute to the continuing increase in gas prices and general economic conditions.

      Retail sales and comparable store sales increased in fiscal 2003 compared to fiscal 2002 due to an increase in average sale per customer as a result of our new product offerings (including performance products, garage maintenance items, the wheel category and specialty auto related items). Commercial sales decreased slightly, while comparable commercial sales increased 4.8% in fiscal 2003 compared to fiscal 2002. The increase in comparable commercial sales reflected sales increases in our on-going commercial centers, while the overall reduction in commercial sales reflected our consolidation of certain commercial sales centers in an effort to improve overall profitability.

Gross Profit

      Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

      Gross profit for fiscal 2004 was $733.9 million, or 46.5% of net sales, compared to $717.1 million, or 45.4% of net sales for fiscal 2003. During fiscal 2004, our gross profit improved relative to the prior year due to lower product acquisition costs and reduced inventory shrinkage. These margin improvements were offset by lower vendor allowances in fiscal 2004 than in fiscal 2003. In addition, during the fourth quarter of fiscal 2004, we recorded charges of $1.5 million relative to our decision to discontinue offerings of street scooters and overstocked promotional merchandise, which we expect to sell below cost in fiscal 2005.

      Gross profit for fiscal 2003 was $717.1 million, or 45.4% of net sales, compared to $671.3 million, or 44.6% of net sales for fiscal 2002. Adjusting fiscal 2002 for the effects of EITF 02-16 would have increased fiscal 2002 gross profit by $19.2 million and gross profit as a percent of net sales to 45.8%, which, as a percent of net sales, is relatively consistent with fiscal 2003. During fiscal 2003, we began selling several new product offerings, which resulted in higher average dollar transactions and higher gross profit dollars, but carried slightly lower gross profit rates. Sales of these new products allowed us to further leverage our fixed store level selling and operational costs. The lower margins on new products were partially offset by our continued emphasis on lowering acquisition costs of inventory in our existing product categories.

Operating and Administrative Expenses

      Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.

      Operating expenses increased by approximately $15.6 million to $635.5 million, or 40.3% of net sales, in fiscal 2004 from $619.9 million, or 39.3% of net sales, in fiscal 2003. Expenses in fiscal 2004 were higher due primarily to our increased store count, slightly higher advertising expenses and increased payroll and benefit related costs.

      Operating expenses increased by approximately $25.2 million to $619.9 million, or 39.3% of net sales, in fiscal 2003 from $594.7 million, or 39.5% of net sales, in fiscal 2002. The following items impacted the comparability of operating expenses for the fiscal years indicated:

•	Net advertising expense in fiscal 2002 included $19.2 million of vendor allowances, which reduced operating expenses and, as a result of EITF 02-16, similar allowances were classified in cost of sales during fiscal 2003.

•	During fiscal 2002, we incurred a charge for workers’ compensation of approximately $4.9 million reflecting increased loss reserves for claims incurred during plan years 1999 through 2001 and claims relating to the acquired PACCAR stores, in response to increasing medical and claims costs, primarily in California.

•	Operating expenses as a percent of sales were favorably impacted by our ability to leverage our fixed operating costs over our increasing sales and our continued focus on expense controls.

Store Closing Costs

      Store closing costs include amounts for new store closures, revisions in estimates for stores currently in the closed store reserve, operating and other expenses and accretion expense, which is the change in closed store liability due to the passage of time.

      Store closing costs in fiscal 2003 were $10.5 million higher and $7.6 million higher than in fiscal 2004 and fiscal 2002, respectively, primarily as a result of the impact in fiscal 2003 of a new closed store reserve established relative to our change in exit strategy. In fiscal 2003, we reversed the existing closed store reserve that was previously established under EITF 94-3 and establish a new reserve under the guidance of SFAS No. 146 which resulted in a charge to the reserve of $12.2 million (see Store Closures in Liquidity and Capital Resources).

Interest Expense

      Interest expense for fiscal 2004 decreased to $33.5 million from $52.4 million for fiscal 2003. The decrease primarily reflects an approximately $16.7 million reduction in interest due to lower average interest rates achieved as part of our 2003 Refinancing.

      Interest expense for fiscal 2003 decreased to $52.4 million from $63.5 million for fiscal 2002. This decrease primarily reflects an approximately $7.0 million reduction in interest expense due to lower average outstanding debt levels throughout the year and an approximate $3.1 million reduction in interest expense as a result of lower average interest rates due, in part, to our 2003 Refinancing.

Loss on Debt Retirement

      During fiscal 2004, we redeemed the remaining approximately $15.0 million of our 12% senior notes due 2006. In conjunction with this transaction, we incurred a loss on debt retirement of $1.0 million that included early redemption premiums, the write-off of certain financing fees and other direct costs.

      In conjunction with our 2003 Refinancing, we incurred a loss on debt retirement of $49.5 million due primarily to the redemption of 94% of our 12% senior notes, partially offset by a prorata adjustment representing the unamortized gain on a terminated interest rate swap.

      During fiscal 2002, we redeemed $71.7 million of our 11% senior subordinated notes with proceeds from the 2002 Offering. In conjunction with this transaction, we incurred a loss on debt retirement of $6.0 million that included early redemption premiums, the write-off of certain financing fees and other direct costs.

Income Tax Expense

      Income tax expense for fiscal 2004 was $24.8 million or 40.2% of income before income taxes, compared to a tax benefit of $7.9 million or 45.1% for fiscal 2003. The effective tax rate in fiscal 2004 was impacted by the non-deductibility of certain expenses and lower credits year over year as a percent to pre-tax income.

      Income tax benefit for fiscal 2003 was $7.9 million or 45.1% of income before income taxes, compared to a tax benefit of $0.3 million or 15.6% of income before income taxes for fiscal 2002. The effective tax rate in fiscal 2003 is higher than the effective tax rate in fiscal 2002 primarily due to the amount of state income tax credits recognized in 2002.

Liquidity and Capital Resources

Recent Events

      On December 15, 2004, we redeemed the approximately $15.0 million remaining balance of our 12% senior notes due 2006 at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest. The redemption was funded with existing cash on hand. As a result, we anticipate a reduction in annual interest expense of approximately $1.8 million.

      On June 8, 2004, our Board of Directors approved a share repurchase program that authorized the purchase of shares of our common stock with an aggregate purchase price not to exceed $25.0 million. The program provides that we may buy shares in the open market or in privately negotiated transactions and that we will base our decisions on whether to repurchase shares and the timing of any such repurchases on factors including the stock price, our cash and debt levels, and general economic and market conditions. Shares of stock repurchased under the program will be retired and returned to the status of authorized and unissued shares. This program will expire in December 2005. During the fourth quarter of fiscal 2004, we did not repurchase any shares of our common stock. Since the inception of this program, we have repurchased approximately 1.6 million shares of our common stock at a cost of approximately $23.7 million.

      On April 5, 2004, we entered into an interest rate swap agreement to convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set quarterly in arrears, equal to the 6 month LIBOR + 283 basis points. The agreement is for the term of the notes. The hedge is considered to qualify as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our balance sheet. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt are not expected to result in a material impact on net income. The differential to be paid or received under this agreement was accrued consistent with the terms of the agreement and was recognized in interest expense over the term of the related debt. Cash flows related to the interest rate swap agreement are classified as operating activities in the Consolidated Statement of Cash Flows. We reduced interest expense by $1.3 million in fiscal 2004 as a result of this interest rate swap.

      In our 2003 Refinancing, we replaced our then existing $300.0 million senior credit facility with a new $325.0 million senior collateralized, asset based credit facility consisting of a $200.0 million term loan and a $125.0 million revolving credit commitment. We used proceeds from our 2003 Refinancing to redeem the remaining $9.5 million in aggregate principal amount of our 11% senior subordinated notes.

Overview of Liquidity

      Debt is an important part of our overall capitalization. While we are still highly leveraged, our outstanding debt continues to decline. Our outstanding debt balance (excluding capital leases) at the end of fiscal 2004 was $480.4 million, a decrease of $21.1 million from our outstanding debt of $501.5 million at the end of fiscal 2003. Our primary cash requirements include working capital (primarily inventory), interest and amortization payments on our debt and capital expenditures. We intend to finance our cash requirements with cash flow from operations, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases. As of January 30, 2005 and February 1, 2004, there were no borrowings under our revolving credit facility. The following table outlines certain key financial measures that impact our liquidity ($ in thousands):

		February 1,	February 2,
	January 30,	2004	2003
	2005	(Restated)	(Restated)

Cash	$56,548	$37,221	$15,519

Availability under revolving credit facility	114,035	120,068	54,698

Working capital	447,798	453,734	429,888

      Availability under our revolving line of credit decreased as of January 30, 2005 relative to the prior year, primarily due to the issuance of letters of credit relating to our increased purchases of import products.

Analysis of Cash Flows

Operating Activities

      During fiscal 2004, net cash provided by operating activities was $101.9 million compared to $52.6 million of cash provided by operating activities during fiscal 2003. The most significant components of the change are: (1) net income in fiscal 2004 of $36.9 million compared to net loss of $9.6 million in fiscal 2003 and a significant increase in deferred taxes in fiscal 2004 partially due to the utilization of a portion of our net operating loss carryforwards; (2) a cash outflow of $0.9 million in fiscal 2004 relating to premiums paid on early retirement of debt compared to $39.2 million during fiscal 2003 relating to early redemption premiums associated with our 2003 Refinancing; and (3) a cash inflow during fiscal 2003 of $6.0 million associated with the termination of our interest rate swap agreement.

      During fiscal 2003, net cash provided by operating activities was $52.6 million compared to $36.6 million of cash provided by operating activities during fiscal 2002. The most significant components of the change are: (1) a cash outflow of $39.2 million during fiscal 2003 related to early redemption premiums associated with our 2003 Refinancing; (2) a cash inflow during fiscal 2003 of $6.0 million associated with the termination of our interest rate swap agreement; and (3) a $26.6 million decrease in cash used to support working capital requirements.

Investing Activities

      Net cash used in investing activities totaled $29.8 million in fiscal 2004, compared to $22.2 million used in investing activities during fiscal 2003. Capital expenditures increased to $26.3 million during fiscal 2004 as compared to $19.0 million during fiscal 2003 primarily as a result of new store improvements, additional capital upgrades to existing stores, and the purchase of certain leased assets.

      Net cash used in investing activities totaled $22.2 million in fiscal 2003, compared to $7.1 million used in investing activities during fiscal 2002. Capital expenditures increased to $19.0 million during fiscal 2003 as compared to $10.1 million in fiscal 2002. The increase in capital expenditures related to the upgrade of certain information systems along with the purchase of certain leased assets. In addition, during the fiscal 2002 period we received $2.2 million in proceeds from certain fixed asset sales and $4.2 million in cash proceeds from the sale of 13 stores in Texas.

      We have budgeted approximately $24 million for capital expenditures for fiscal 2005, primarily for new stores and general corporate purposes. We opened, relocated or expanded 38 stores in fiscal 2004 and expect to open or relocate approximately 50 stores in fiscal 2005. We anticipate that the majority of these stores will be financed under arrangements structured as operating leases that require minimal capital expenditures for fixtures and store equipment. For the remainder of our planned new, relocated or expanded stores, we expect to spend approximately $132,000 per store for leasehold improvements. In addition to capital expenditures, each new store, except for relocated stores, will require an estimated investment in working capital, principally for inventories, of approximately $430,000.

Financing Activities

      Net cash used in financing activities totaled $52.9 million in fiscal 2004 compared to $8.7 million used in financing activities during fiscal 2003. The significant components of the change are: (1) during fiscal 2004 we utilized approximately $23.7 million of our cash to repurchase and subsequently retire approximately 1.6 million shares of our common stock; no such purchases were made in fiscal 2003; (2) during fiscal 2003 proceeds from the exercise of stock options were $13.9 million higher than fiscal 2004 as a result of significant stock option exercises; (3) we generated $22.5 million of net financing proceeds in fiscal 2003 as a result of our 2003 Refinancing compared to $14.9 million paid during fiscal 2004 relating to the redemption of our remaining balance of our $280.0 million 12% senior notes; and (4) payments for debt issuance costs were $11.5 million less during fiscal 2004 than in fiscal 2003 as a result of our 2003 Refinancing.

      Net cash used in financing activities totaled $8.7 million in fiscal 2003 compared to $30.0 million in fiscal 2002. As a result of our 2003 Refinancing, we generated $22.5 million of net financing proceeds. In fiscal 2002, we redeemed a portion of our 11% senior subordinated notes with proceeds from the 2002 Offering. This resulted in net cash proceeds of $6.4 million. The most significant components of the change in financing activities year over year relate to: (1) net cash received from the 2003 Refinancing, which provided $16.1 million more in cash than the sale of stock and note redemption in fiscal 2002; (2) net payments on normal loan activity during fiscal 2003, which were $7.0 million higher than net loan payments in fiscal 2002; (3) payments on capital lease obligations in fiscal 2003, which were $6.0 million higher than in fiscal 2002 primarily resulting from the buy-out of certain lease obligations; and (4) stock option exercises in fiscal 2003, which provided $15.8 million of additional cash year over year.

Off-Balance Sheet Arrangements and Contractual Obligations

      We lease our office and warehouse facilities, all but one of our retail stores, and some of our equipment. Certain of the equipment leases are classified as capital leases and, accordingly, the equipment and related obligation are recorded on our balance sheet. However, substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. The majority of these lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. We believe that the long duration of our store leases offers security for our store locations without the risks associated with real estate ownership.

      Our lease for our corporate headquarters was formerly with a landlord, which, until November 2002, was a related party. We currently have a lease for a parking lot adjacent to our headquarters facility with such landlord. Previously we had entered into sale-leaseback or other financing arrangements with related parties. We believe that the terms of the transactions with the related parties were no less favorable than terms we may have been able to receive from independent third parties at the time of the applicable transaction. We also believe that these transactions as a whole are not material to our financial statements. For more information on related party transactions, refer to Note 5 of the Consolidated Financial Statements.

      We have seller financing arrangements related to debt established for stores in which we were the seller-lessee and did not recover substantially all construction costs. In those situations, we recorded our total cost in property plant and equipment and amounts funded by the lessor as a debt obligation on our balance sheet. Rental payments made to the lessor are charged in part to interest expense and reduce the corresponding debt based on amortization schedules.

      In order to facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided ($ in thousands):

	Payments Due by Period

		Within			After
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$484,867	$2,818	$5,930	$125,153	$350,966

Interest on long-term debt(2)	227,046	29,013	57,357	56,539	84,137

Capital lease obligations(3)	19,691	7,763	8,717	1,880	1,331

Operating lease obligations(4)	715,552	121,355	213,328	141,219	239,650

Other(5)	96,118	18,735	37,470	37,470	2,443

Total contractual obligations	$1,543,274	$179,684	$322,802	$362,261	$678,527

(1)	See Recent Events for discussion relating to our long-term debt. The estimate also assumes no outstanding balance on the revolver.

(2)	Interest on the term loan was calculated assuming the current interest rate of 4.85% would be in effect through the loan expiration date of August 2010. $100.0 million of our $225.0 million 7% senior subordinated notes is subject to an interest rate swap agreement. The estimate of the effect of the interest rate swap on interest was made assuming the current interest rate related to the rate swap would be in effect for the term of the rate swap.

(3)	Capital lease payments include both principal and interest.

(4)	Operating lease obligations are not reduced to reflect sublease income.

(5)	Includes service contracts and building mortgages on leased property.

      Other commercial commitments consist of standby letters of credit totaling $35.9 million, all of which expire in 2005. Our inventory purchase commitments are cancelable and therefore not included in the above table.

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

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease rental and termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. We have applied SFAS No. 146 prospectively to exit or disposal activities initiated or exit plans substantially modified after December 31, 2002 as required.

      As a result of the refinancing transactions we completed in January 2004, we increased our cash flow and financial flexibility, enabling us to pursue an alternate strategy to reduce our portfolio of closed stores, which includes lease buyouts and foregoing lease extensions on locations that we subleased at a marginal profit. This change in strategy required us to establish a new closed store reserve based upon the guidance in SFAS No. 146 and reverse the existing closed store reserve that was previously established under EITF 94-3. SFAS No. 146 requires that costs under a lease contract for a closed store be recognized at fair value and that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). This change in methodology resulted in a non-cash charge of $12.2 million during the fourth quarter of fiscal 2003. The charge reflects the elimination from the reserve of net sublease income previously recorded for leases with incremental estimated sublease income in excess of the cost of the original lease, partially offset by the discounting of net cash outflow. Sublease income in excess of costs associated with the lease is recognized as it is earned.

      As of January 30, 2005, we had a total of 141 store locations included in the allowance for store closing costs. Of this total, 12 locations were vacant and 129 locations were subleased. In addition to these stores, we had 54 service centers also included in the allowance of which 3 were vacant and 51 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018.

      Activity in the allowance for store closing costs and the related payments for the three fiscal years ended January 30, 2005 is as follows ($ in thousands):

	Fiscal Year

	2004	2003	2002

Balance, beginning of year	$12,148	$4,422	$6,771

Store closing costs:

Adjustment of allowance to reflect change in exit strategy under FAS 146	—	12,203	—

Provision for store closing costs	247	152	1,314

Adjustments to prior plans	—	—	(1,196)

Other revisions in estimates	604	314	4,908

Accretion	552	—	—

Operating expenses and other	788	—	—

Store closing costs	2,191	12,669	5,026

Payments:

Rent expense, net of sublease recoveries	(2,895)	(3,303)	(5,030)

Occupancy and other expenses	(787)	(859)	(1,837)

Sublease commissions and buyouts	(2,774)	(781)	(508)

Total payments	(6,456)	(4,943)	(7,375)

Balance, end of year	$7,883	$12,148	$4,422

      Store closing costs in fiscal 2004 were composed of $0.2 million associated with fiscal 2004 closures, $0.6 million associated with revisions to estimates, $0.6 million associated with accretion expense relating to the discounting of closed store liabilities, and $0.8 million associated with other operating expenses such as utilities, repairs and maintenance costs that are expensed as incurred.

      During fiscal 2003, we recorded the following: (1) $12.2 million in charges associated with the reversal of the reserve established under EITF 94-3 and the establishment of a new closed store reserve on the basis of our change in exit strategy in accordance with the guidance in SFAS No. 146; (2) $0.2 million in charges under SFAS No. 146 associated with the closure of 13 stores, with the majority closed at the expiration of the master lease; and (3) revisions in estimates of $0.3 million (primarily relating to charges initially recorded in fiscal 2001 (i.e., “plan year” 2001)) resulting from changes in estimated vacancy periods and lower realized sublease rates.

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

      We expect net cash outflows for closed store locations of approximately $4.0 million during fiscal 2005 and the remainder of cash outflows to primarily occur during fiscal years 2006 through 2008. We plan to fund these outflows from normal operating cash flows. We anticipate that we will close or relocate approximately 18 stores during fiscal 2005. We anticipate that the majority of these closures will occur at the end of the lease terms, resulting in minimal closed store costs. We anticipate total cash outflows relating to these stores of $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.

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

Debt Covenants

      Our credit agreement contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances, acquisitions, payment of dividends, transactions with affiliated parties, change in business conducted, certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. The Consolidated Leverage Ratio is “Consolidated Total Funded Debt”, as defined in the credit agreement, divided by “Consolidated EBITDA” as defined in the credit agreement. The Interest Coverage Ratio is “Consolidated EBITDA”, as defined in the credit agreement, divided by “cash interest expense”, as defined in the credit agreement. At January 30, 2005, our Consolidated Leverage Ratio was 3.11 to 1.00; and our Interest Coverage Ratio was 5.05 to 1.00, both of which were in compliance with the related covenants.

      As discussed in Item 7 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations above, we identified a small number of stores where the extent of our monetary investment in the construction of the stores requires capitalization of the improvements as assets and recording of the landlord reimbursement of costs as construction debt under EITF 97-10. In light of this addition of incremental debt to our balance sheet required by EITF 97-10 as well as the reduction in the required Consolidated Leverage Ratio (i.e., Debt to EBITDA, as specifically defined in our credit agreement) from 4.0 to 3.0 over the four fiscal quarters ended May 1, 2005, we entered into a waiver effective May 1, 2005, to our credit agreement (“Waiver”). The Waiver provides for the lenders’ waiver with respect to the first quarter of fiscal year 2005 ended May 1, 2005, of the Company’s compliance with the Consolidated Leverage Ratio covenant; provided that the ratio for the four consecutive fiscal quarters ended May 1, 2005, does not exceed 3.50 to 1.0. In addition, the Waiver provides for the exclusion from Indebtedness (as defined in the credit agreement) of all items that would be considered indebtedness under EITF 97-10 for all purposes on and after May 1, 2005, not to exceed $15 million in the aggregate. With this Waiver, we anticipate meeting all required covenants under our existing credit agreement in fiscal 2005.

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

Credit Ratings

      Currently, our debt instruments are rated by the major debt rating agencies as shown below:

Description of Debt	Moody’s Rating	Standard & Poor’s

Term loan	Ba2	B+

Revolver	Ba2	B+

7% notes	B2	B-

      With respect to Moody’s, a rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. A “Ba” ranking indicates an obligation that is judged to have speculative elements and is subject to substantial credit risk. A “B” rating from Moody’s signifies an obligation that is considered speculative and is subject to high credit risk. The “1”, “2” and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, a “2” indicating a mid-range ranking, and a “3” ranking at the lower end of the category.

      With respect to Standard & Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “B” rating indicates that Standard and Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but that adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment to the obligation. Standard and Poor’s may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

Interest Rates

      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on our interest rate swap are sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit facility and the $100.0 million amount of our rate swap, which are based on movements in the LIBOR rate. See item 7A. Quantitative and Qualitative Disclosures about Market Risk below for a more detailed explanation about our variable interest rate risk.

Critical Accounting Matters

      The preparation of our financial statements requires us to make critical accounting estimates that affect the amounts reported in those financial statements. We define a critical accounting estimate as one that is both significant to the portrayal of our financial condition and results of operations, and requires management’s most difficult, subjective or complex judgments. Periodically throughout the fiscal year, we evaluate our accounting estimates based on historical experience and other relevant factors and make adjustments as appropriate. The following estimates involve a high degree of judgment and/or complexity.

Inventory Valuation

      Inventories are valued at the lower of cost or market, cost being determined utilizing the First-in, First-Out (“FIFO”) method. Effective the fourth quarter of fiscal 2004, we changed our inventory accounting method from Last-in, First-out (“LIFO”) to FIFO. See Note 1 to the Consolidated Financial Statements for an explanation of this change as well as the retroactive impact on historical financial statements.

      At each balance sheet date, we adjust our inventory carrying balances by an estimated allowance for inventory shrinkage that has occurred since the taking of physical inventories and an allowance for inventory obsolescence, each of which is discussed in further detail below.

•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Our store shrinkage estimates are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. That percentage is multiplied by sales since the last physical inventory through period end. Our shrinkage expense for the fiscal years ended January 30, 2005, February 1, 2004 and February 2, 2003 was approximately $31.1 million, $43.7 million and $39.5 million, respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses will be higher or lower than expected.

•	In most instances, we retain the right to return damaged, obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return (generally for certain imported products), we may from time to time record an allowance representing an estimated loss for the difference between the cost of any damaged, obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record. In the fourth quarter of fiscal 2004, we recorded a charge of approximately $1.5 million for inventory obsolescence for merchandise which will be sold in future periods.

Deferred Tax Asset

      Included in our net deferred tax asset are deferred tax assets of $14.1 million as of January 30, 2005, reflecting the benefit of federal and state tax loss carryforwards approximating $38.6 million and $12.1 million, respectively, which begin to expire in 2015 and 2008, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized with the exception of a portion of California Enterprise Zone credits for which management has determined that a valuation allowance in the amount of $1.4 million is necessary.

Legal Matters

      We currently and from time to time are involved in litigation incidental to the conduct of our business, including but not limited to asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on an internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. We do not currently believe that any of these legal claims, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows. However, if our estimates related to these contingent liabilities are incorrect, the future results of operations for any particular fiscal quarter or year could be materially adversely affected.

Self-Insurance Reserves

      We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, we are responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred losses, we utilize loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and actuarial assumptions. During fiscal 2002 we recorded $4.9 million of workers’ compensation expense reflecting increased loss reserves for claims incurred during plan years 1999 through 2001 and claims relating to stores which we acquired from Al’s and Grand Auto Supply, Inc. in 1999, in response to increasing medical and claims costs, primarily in California. Our self-insurance reserves approximated $19.4 million and $17.6 million at January 30, 2005 and February 1, 2004, respectively, and are included with current liabilities in the accompanying Consolidated Balance Sheets.

Store Closing Costs

      If a store location does not meet our required standards, it is considered for closure. We provide an allowance for estimated costs to be incurred in connection with store closures. We establish this allowance based on an assessment of market conditions for rents and include assumptions for vacancy periods and sublease rentals. In fiscal year 2002, we were required to make adjustments of $4.9 million to the allowance because actual market and other conditions were different from the assumptions we made at the time we established the allowance. We may be required to make further adjustments in future periods.

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

Valuation of long-lived assets

      We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the asset(s). The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets. Actual results could differ, which could materially impact our impairment assessment.

Goodwill Impairment

      As disclosed in the consolidated financial statements, we have unamortized goodwill in the amount of $119.0 million. In connection with the provisions of SFAS No. 142, we perform an annual impairment test of goodwill. Our test as of January 30, 2005, resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our company. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

Recent Accounting Pronouncements

      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in our first quarter of fiscal 2006. We currently disclose the proforma impact on net income (loss) and earnings (loss) per share under SFAS No. 123, “Accounting for Stock-Based Compensation” in Note 2 of the Consolidated Financial Statements. We are currently evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a material effect on our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB No. 29, Accounting for Nonmonetary Transactions”, which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 153 will have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Financial market risks relating to our operations result primarily from changes in interest rates. We hold no securities for purposes of trading. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and the amounts received or paid on our rate swap are sensitive to changes in interest rates.

      In April 2004, we entered into an interest rate swap agreement to convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set quarterly in arrears, equal to the 6 month LIBOR + 283 basis points. The agreement is for the term of the notes. The hedge is accounted for and recognized in results of operations as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt are reported on our balance sheet. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt are not expected to result in a material impact on net income.

      Our variable rate debt relates to borrowings under our senior credit facility and our rate swap which was described above, that are subject to changes in the LIBOR rate. Our variable and fixed rate debt at January 30, 2005 consisted of the following ($ in thousands):

		Average
	Balance	Interest	Fixed or
Debt Facility	(in U.S. dollars)	Rate	Variable

Senior credit facility term — matures August 2010 — $252,450 fair value	$252,450	3.7%	Variable

Senior credit facility revolver — matures June 2008	—	4.8%	Variable

7% senior subordinated notes — mature January 2014 — $213,769 fair value	225,000	6.4%*	Fixed

Fair market value of rate swap on $100.0 million of 7% senior subordinated notes (SFAS No. 133 hedge accounting adjustment)	(4,481)

Seller financing arrangements (EITF 97-10)	7,417	Various	Fixed

Total debt (less capital leases)	$480,386

*	The coupon rate of these notes is 7%; however the effective interest rate is 6.4% due to the reduction in interest expense resulting from the interest rate swap.

      At January 30, 2005, 70% of our outstanding debt was at variable interest rates and 30% of our outstanding debt was at fixed interest rates. With approximately $348.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is indexed would result in a $3.5 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Item 8.	Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 30, 2005. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.”

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of January 30, 2005:

•	The Company did not maintain effective controls over the completeness and accuracy of its accounting for lease related assets, liabilities and expenses. Specifically, the Company’s controls over the selection, application and monitoring of its accounting policies related to the effect of the amortization periods for leasehold improvements, rent holidays, straight-lining of minimum lease payments, lease incentives and lessee involvement in asset construction practices were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the fiscal years ended February 1, 2004 and February 2, 2003, the restatement of each of the quarters in the fiscal year ended February 1, 2004, and the restatement of each of the first three quarters in and an adjustment to the consolidated financial statements for the fiscal year ended January 30, 2005.

•	The Company did not maintain effective controls over the completeness and valuation of our vendor allowance receivable account and related cost of sales. Specifically, the Company did not maintain effective controls over the review and approval process for initial vendor allowance agreements; the monitoring of modifications to existing vendor allowance agreements; and the accuracy of our recording of various vendor allowance transactions. This control deficiency resulted in the restatement of our consolidated financial statements for the fiscal years ended February 1, 2004 and February 2, 2003, the restatement of each of the quarters in the fiscal year ended February 1, 2004, and the restatement of each of the first three quarters in and an adjustment to the consolidated financial statements for the fiscal year ended January 30, 2005.

•	The Company did not maintain effective controls over the valuation of our inventory allowance accounts for shrinkage and obsolescence and related cost of sales. Specifically, the Company did not have effective supervisory and review controls over our process to determine the inventory shrinkage allowance and the method of valuing certain slow-moving inventory in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the consolidated financial statements for the fiscal year ended January 30, 2005.

•	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. Specifically, this control deficiency directly contributed to each of the above described material weaknesses and also resulted in audit adjustments to our consolidated financial statements for the fiscal year ended January 30, 2005 related to the return to vendor accounts receivable and self-insurance accrued liability accounts.

      These material weaknesses could result in a misstatement of the Company’s accounts in a future period that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected. Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

      The Company has made and will continue to make improvements to internal control over financial reporting that we believe will remediate the material weaknesses described above. Specifically, with regard to our lease accounting practices, management intends to:

•	Require a formal accounting review of each new or amended lease transaction by a management level associate;

•	Provide additional educational resources to accounting personnel regarding lease accounting guidance applicable to the various lease accounting matters that arise in the course of the Company’s business;

•	Implement additional processes and procedures to (i) enhance the communication between the real estate/property management departments and accounting personnel concerning various aspects of the Company’s lease transactions, and (ii) have key accounting personnel more closely monitor the Company’s lease transactions; and

•	Hire additional or reassign staff to facilitate the additional workload needed to handle lease accounting requirements, which go well beyond the approval and processing of lease payments.

      With regard to our accounting for vendor allowances, management intends to address the material weaknesses in the accounting and estimation for vendor allowances as follows:

•	Improve the training of personnel in the accounting and merchandising departments with respect to the Company’s contract review and approval procedures and vendor allowance policies;

•	Enhance the staffing of personnel in the merchandising department;

•	Clarify the duties and responsibilities of the Company personnel who interact directly with vendors to reinforce accountability;

•	Monitor closely vendor agreements with allowances tied to specific purchase volumes to determine when specified criteria are met and when allowances have been earned by the Company; and

•	Implement a more formalized quarterly process for updating of estimates by vendor including reconciliation to the general ledger accounts.

      With regard to our estimation and calculation of the required inventory shrink and obsolescence allowances, management will reassign the review responsibility to permit a more complete review and require that certain data inputs be verified by the reviewer.

      With regard to the capabilities and experience of our accounting organization, we intend to:

•	Implement the organizational structure changes required to facilitate effective supervisory review;

•	Evaluate the necessity of additional key finance and accounting personnel to facilitate a more effective monitoring and review process; and

•	Provide for greater review and oversight for key significant accounts.

      The foregoing notwithstanding, the Company is still evaluating the appropriate remediation measures required in order to address the above-described deficiencies. Progress relative to our remediation measures with respect to the above material weaknesses will be disclosed in our subsequent Exchange Act reports.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of CSK Auto Corporation:

      We have completed an integrated audit of CSK Auto Corporation’s consolidated financial statements for the fiscal year ended January 30, 2005 (“fiscal 2004”) and of its internal control over financial reporting as of January 30, 2005 and audits of its consolidated financial statements for the fiscal years ended February 1, 2004 (“fiscal 2003”) and February 2, 2003 (“fiscal 2002”) in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

      In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CSK Auto Corporation and its subsidiaries (the “Company”) at January 30, 2005 and February 1, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements for fiscal 2003 and fiscal 2002.

      As described in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for inventory from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The consolidated financial statements for fiscal 2003 and fiscal 2002 have been adjusted to give retroactive effect to the change.

      As described in Note 2 to the consolidated financial statements, beginning in fiscal 2003 the Company changed its method of accounting for vendor allowances to comply with the provisions of Emerging Issues Task Force Issue No. 02-16 which was not retroactively applied.

Internal control over financial reporting

      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that CSK Auto Corporation did not maintain effective internal control over financial reporting as of January 30, 2005 because of the effect of material weaknesses relating to the Company’s controls surrounding lease accounting, inventory allowances for shrinkage and obsolescence, vendor allowances and the Company’s accounting capabilities, experience and resources in the headquarters accounting function that is commensurate with the Company’s financial reporting requirements, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1.	The Company did not maintain effective controls over the completeness and accuracy of its accounting for lease related assets, liabilities and expenses. Specifically, the Company’s controls over the selection, application and monitoring of its accounting policies related to the effect of the amortization periods for leasehold improvements, rent holidays, straight-lining of minimum lease payments, lease incentives and lessee involvement in asset construction practices were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for fiscal 2003 and fiscal 2002, the restatement of each of the quarters in fiscal 2003, and the restatement of each of the first three quarters in and an adjustment to the consolidated financial statements for fiscal 2004.

2.	The Company did not maintain effective controls over the completeness and valuation of its vendor allowance receivable account and related cost of sales. Specifically, the Company did not maintain effective controls over the review and approval process for initial vendor allowance agreements; the monitoring of modifications to existing vendor allowance agreements; and the accuracy of the Company’s recording of various vendor allowance transactions. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for fiscal 2003 and fiscal 2002, the restatement of each of the quarters in fiscal 2003, and the restatement of each of the first three quarters in and an adjustment to the consolidated financial statements for fiscal 2004.

3.	The Company did not maintain effective controls over the valuation of its inventory allowance accounts for shrinkage and obsolescence and related cost of sales. Specifically, the Company did not have effective supervisory and review controls over its process to determine the inventory shrinkage allowance and the method of valuing certain slow-moving inventory in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the consolidated financial statements for fiscal 2004.

4.	The Company did not maintain effective controls over certain aspects of the financial reporting process because the Company lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with the Company’s financial reporting requirements. Specifically, this control deficiency directly contributed to each of the above described material weaknesses and also resulted in audit adjustments to the Company’s consolidated financial statements for fiscal 2004 related to the return to vendor accounts receivable and self-insurance accrued liability accounts.

      Additionally, these material weaknesses could result in a misstatement of the Company’s accounts in a future period that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

      In our opinion, management’s assessment that CSK Auto Corporation did not maintain effective internal control over financial reporting as of January 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, CSK Auto Corporation has not maintained effective internal control over financial reporting as of January 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

May 2, 2005

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(Restated)	(Restated)

	(In thousands, except share and per share data)

Net sales	$1,577,460	$1,578,056	$1,506,646

Cost of sales	843,600	860,952	835,298

Gross profit	733,860	717,104	671,348

Other costs and expenses:

Operating and administrative	635,541	619,932	594,698

Store closing costs	2,191	12,669	5,026

Operating profit	96,128	84,503	71,624

Interest expense	33,460	52,418	63,544

Loss on debt retirement	1,026	49,494	6,008

Income (loss) before income taxes	61,642	(17,409)	2,072

Income tax expense (benefit)	24,761	(7,854)	(324)

Net income (loss)	$36,881	$(9,555)	$2,396

Basic earnings per share:

Net income (loss) per share	$0.81	$(0.21)	$0.06

Shares used in computing per share amounts	45,713,271	45,657,710	40,634,522

Diluted earnings per share:

Net income (loss) per share	$0.80	$(0.21)	$0.06

Shares used in computing per share amounts	46,002,376	45,657,710	40,751,802

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 30,	February 1,
	2005	2004

		(Restated)

	(In thousands, except share
	data)

ASSETS

Cash and cash equivalents	$56,548	$37,221

Receivables, net of allowances of $670 and $1,577, respectively	73,106	91,932

Inventories	538,354	522,849

Deferred income taxes	46,263	67,857

Prepaid expenses and other current assets	20,657	21,123

Total current assets	734,928	740,982

Property and equipment, net	139,357	140,275

Leasehold interests, net	10,393	12,278

Goodwill	118,966	127,069

Other assets, net	38,474	27,388

Total assets	$1,042,118	$1,047,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$178,444	$177,150

Accrued payroll and related expenses	51,396	47,498

Accrued expenses and other current liabilities	47,982	49,617

Current maturities of long-term debt	2,818	2,743

Current maturities of capital lease obligations	6,490	10,240

Total current liabilities	287,130	287,248

Long-term debt	477,568	498,726

Obligations under capital leases	10,437	15,017

Deferred income taxes	6,341	3,333

Other liabilities	46,358	45,257

Total non-current liabilities	540,704	562,333

Commitments and contingencies	—	—

Stockholders’ equity:

Common stock, $0.01 par value, 58,000,000 shares authorized, 45,116,301 and 46,497,936 shares issued and outstanding at January 30, 2005 and February 1, 2004, respectively	451	465

Additional paid-in capital	446,537	466,576

Stockholder receivable	(10)	(73)

Deferred compensation	(1,018)	—

Accumulated deficit	(231,676)	(268,557)

Total stockholders’ equity	214,284	198,411

Total liabilities and stockholders’ equity	$1,042,118	$1,047,992

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(Restated)	(Restated)

	(In thousands)

Cash flows from operating activities:

Net income (loss)	$36,881	$(9,555)	$2,396

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization of property and equipment	31,081	34,623	36,333

Amortization and accretion of financing items	1,883	3,634	6,194

Amortization of other items	4,313	3,943	3,820

Losses on disposal of property, equipment and other assets	726	791	943

Premium paid on early retirement of debt	(895)	(39,176)	(4,368)

Loss on debt retirement	1,026	49,494	6,008

Loss on sale of stores	—	—	847

Deferred income taxes	24,602	(10,316)	155

Tax benefit relating to stock options	390	2,333	—

Proceeds from interest rate swap termination	—	6,031	—

Change in operating assets and liabilities:

Receivables	19,644	(8,406)	(27,131)

Inventories	(20,960)	8,390	(15,077)

Prepaid expenses and other current assets	307	(6,252)	4,976

Accounts payable	(1,024)	3,393	16,473

Accrued payroll, accrued expenses and other current liabilities	3,745	13,266	6,715

Other operating activities	217	385	(1,730)

Net cash provided by operating activities	101,936	52,578	36,554

Cash flows from investing activities:

Capital expenditures	(26,331)	(18,990)	(10,123)

Proceeds from sale of property and equipment and assets held for sale	23	26	2,188

Proceeds from sale of stores	—	—	4,217

Other investing activities	(3,447)	(3,187)	(3,384)

Net cash used in investing activities	(29,755)	(22,151)	(7,102)

Cash flows from financing activities:

Borrowings under senior credit facility	20,600	561,000	297,000

Payments under senior credit facility	(23,150)	(508,000)	(322,000)

Payment of debt issuance costs	(1,412)	(12,905)	(1,483)

Retirement of 12% senior notes	(14,910)	(265,090)	—

Borrowings under 7% senior subordinated notes	—	225,000	—

Partial retirement of 11% senior subordinated notes	—	(9,547)	(71,703)

Payments on capital lease obligations	(13,100)	(16,153)	(10,167)

Proceeds from seller financing arrangements	1,175	1,120	—

Payments on seller financing arrangements	(214)	(150)	(85)

Issuance of common stock in public offering	—	—	82,540

Underwriters discount and other offering costs	—	—	(4,398)

Proceeds from exercise of stock options	2,074	15,955	168

Loan to stockholders	—	—	(125)

Proceeds from repayment of stockholder receivable	63	269	334

Repurchase of common stock	(23,726)	—	—

Other financing activities	(254)	(224)	(98)

Net cash used in financing activities	(52,854)	(8,725)	(30,017)

Net increase (decrease) in cash and cash equivalents	19,327	21,702	(565)

Cash and cash equivalents, beginning of period	37,221	15,519	16,084

Cash and cash equivalents, end of period	$56,548	$37,221	$15,519

The accompanying notes are an integral part of these consolidated financial statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(Restated)	(Restated)

	(In thousands)

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:

Interest	$31,688	$53,008	$58,598

Income taxes	1,878	2,166	383

Non-cash investing and financing activities:

Fixed assets acquired under capital leases	$4,770	$9,050	$4,450

Consideration received in business disposition	7,114	—	—

Conversion of subordinated debt to equity (including interest)	—	—	48,070

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

	(In thousands, except share data)

Balances at February 3, 2002 (Restated)	32,370,746	$324	$322,667	$(686)	$—	$(261,398)	$60,907

Conversion of debentures, net of costs	5,753,740	58	46,058	—	—	—	46,116

Common stock issued in lieu of cash interest paid	136,580	1	1,408	—	—	—	1,409

Stock offering, net of costs	6,878,300	69	78,073	—	—	—	78,142

Issuances of loan to stockholder	—	—	—	(125)	—	—	(125)

Recovery of stockholder receivable	—	—	—	469	—	—	469

Retirement of common stock	(11,952)	—	(137)	—	—	—	(137)

Exercise of options	17,604	—	167	—	—	—	167

Restricted stock	3,212	—	43	—	—	—	43

Net income (restated)	—	—	—	—	—	2,396	2,396

Balances at February 2, 2003 (Restated)	45,148,230	$452	$448,279	$(342)	$—	$(259,002)	$189,387

Exercise of options	1,348,279	13	15,942	—	—	—	15,955

Tax benefit relating to stock option exercises	—	—	2,333	—	—	—	2,333

Recovery of stockholder receivable	—	—	—	269	—	—	269

Restricted stock	1,427	—	22	—	—	—	22

Net loss (restated)	—	—	—	—	—	(9,555)	(9,555)

Balances at February 1, 2004 (Restated)	46,497,936	$465	$466,576	$(73)	$—	$(268,557)	$198,411

Repurchase and retirement of common stock	(1,574,956)	(16)	(23,710)	—	—	—	(23,726)

Restricted stock	4,463	—	1,209	—	(1,164)	—	45

Amortization of deferred compensation	—	—	—	—	146	—	146

Recovery of stockholder receivable	—	—	—	63	—	—	63

Exercise of options	188,858	2	2,072	—	—	—	2,074

Tax benefit relating to stock option exercises	—	—	390	—	—	—	390

Net income	—	—	—	—	—	36,881	36,881

Balances at January 30, 2005	45,116,301	$451	$446,537	$(10)	$(1,018)	$(231,676)	$214,284

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      CSK Auto Corporation is a holding company. At January 30, 2005, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly-owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us” or “our”.

      Auto is a specialty retailer of automotive aftermarket parts and accessories. At January 30, 2005, we operated 1,134 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schucks Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 —	Accounting Change and Restatements of Financial Statements

      We implemented a voluntary change in our method of accounting for inventories, which is effected by a retroactive restatement of our historical financial statements. In addition, we recently identified errors in our accounting for leases and vendor allowances, which required a restatement of our historical financial statements.

Change in inventory accounting method

      We historically used the last-in, first-out (“LIFO”) method for accounting for inventories. Effective the fourth quarter of fiscal 2004, we changed our method of determining the cost of inventories to the first-in, first-out (“FIFO”) method. We have applied this accounting change retroactively by restating prior period financial statements as required by Accounting Principles Board Opinion No. 20, Accounting Changes.

      Our inventory levels over the last five years have increased modestly due to new store openings and growth. During the same time, we were able to reduce the overall unit costs of our inventories. In this environment, our LIFO method of accounting was resulting in an increasing difference between the carrying cost of inventories on our balance sheet and our current product acquisition costs. The carrying cost on our balance sheet under LIFO reflected the higher prices paid for inventories in prior periods and also included higher costs paid for inventories purchased in connection with business acquisitions the last of which occurred in fiscal 1999. Since we do not expect the pricing environment for most products we purchase to change dramatically in the foreseeable future, this difference between LIFO cost and replacement cost can be expected to continue and possibly increase as we continue to pursue strategies to reduce our product acquisition costs. Effective the fourth quarter of fiscal 2004, we changed to the FIFO method of inventory accounting which will result in reported inventory cost on our balance sheet that approximates replacement costs, which we believe is preferable to continuing to report our inventories at the higher costs we experienced in prior years.

      Although the primary effect of the change was a decrease in inventory on our balance sheet, it also has a significant impact on our determination of cost of sales because of differences in unit costs and increases in the amount of vendor allowances and inventory purchasing and handling costs that will remain in inventory at period end under FIFO. As shown in the tables below, the change had the effect of increasing our cost of sales and reducing our gross profit in the fiscal years ended February 1, 2004 and February 2, 2003. The change increased our cost of sales approximately $3.4 million in the most recent fiscal year ended January 30, 2005.

Lease accounting restatement

      We operate in excess of 1,100 leased locations, primarily consisting of retail stores but also including warehouses, distribution centers and our corporate office facilities. We recently identified accounting errors pertaining to the evaluation of lease terms (thus impacting our amortization of leasehold improvements), free

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rent periods (i.e., rent holidays), straight-lining of minimum escalating lease payments, the classification of landlord incentives/allowances, and the treatment of costs incurred for certain stores which are constructed and subsequently transferred to our landlords. We have corrected these errors by restating prior period financial statements.

      We reevaluated our lease terms for our operating leases, which resulted in a reduction to the useful life assumption for depreciating leasehold improvements. We previously depreciated leasehold improvements over the term of the lease which consisted of the initial term and could include one renewal option period but no more than 15 years in total. We now include renewal option periods only if they are included in the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended. The impact of this increased our annual depreciation expense for the earlier years of the leases.

      We previously recorded build-out allowances we received from landlords as an offset to the amounts capitalized as leasehold improvements. We are now recording such allowances as a deferred rent liability with a related increase in recorded property assets resulting in an increase to depreciation expense while the amortization of the deferred rent liability reduces operating rent expense over the lease term. This correction also increases our reported capital expenditures (investing cash flows) and our operating cash flows we report in our Consolidated Statements of Cash Flows.

      We identified a small number of stores where the extent of our monetary involvement in the construction of the store (based on the excess of our construction costs over the landlord’s reimbursement to us of such costs) results in capitalization of the construction costs as an asset and recording the landlord reimbursement as construction debt under Emerging Issues Task Force (“EIFT”) No. 97-10, “The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”).

      We also identified situations where we did not straight-line escalating rent or recognize rent for free rent periods. The net effect of the required adjustments to address these errors increased rent expenses in our historical financial statements.

      The Company’s overall cash flow was not impacted by these corrections.

Vendor allowance restatements

      We historically recognized estimated vendor allowances in a systematic manner ratably over a performance period that ran from October through September. This recognition period was initially selected to match the benefits to be received with costs the Company was incurring to perform promotional activities required to earn the vendor allowances. We recently reevaluated this accounting convention and concluded that the recognition period should be corrected to a calendar year because substantially all allowances are determined and collected based on purchases from vendors in the calendar year.

      We also recently identified vendor allowances recorded in fiscal 2003 that will not be collected and have determined that the amounts were recorded because of errors in estimation in earlier periods. In addition, we identified certain vendor allowances recorded in improper periods. The majority of the corrections were made to fiscal 2003 and 2002; however, corrections were also made to fiscal 2000, 2001 and the first three quarters of fiscal 2004. By year, we increased (decreased) our cost of sales by $1.0 million for the first nine months of fiscal 2004; $6.0 million in fiscal 2003; $8.9 million in fiscal 2002; ($1.7) million in fiscal 2001; and $1.2 million in fiscal 2000. These errors were primarily the result of imprecise estimates, bookkeeping errors and recording allowances in the incorrect periods. We have applied the changes required retroactively by restating prior period financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of restatements on retained earnings

      The cumulative effect of the accounting restatements and the retroactive accounting change increased our accumulated deficit at February 3, 2002 by approximately $93.4 million and consisted of approximately $66.3 million attributable to the inventory method change, approximately $9.7 million for the lease accounting errors and approximately $17.1 million for the vendor allowance errors.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of the above mentioned errors and accounting change on our previously reported February 1, 2004 consolidated balance sheet is provided below ($ in thousands):

CONSOLIDATED BALANCE SHEET

			Vendor Allowances

			Change in			Inventory
	As Previously		Recognition	Other	As	Accounting	As
	Reported	Leases	Period	Items	Corrected	Change	Restated

ASSETS

Cash and cash equivalents	$37,221				37,221		$37,221

Receivables, net of allowances	136,523		(29,147)	(15,444)	91,932		91,932

Inventories	666,263				666,263	(143,414)	522,849

Deferred income taxes	787		11,562	6,127	18,476	49,381	67,857

Prepaid expenses and other current assets	21,123				21,123		21,123

Total current assets	861,917		(17,585)	(9,317)	835,015	(94,033)	740,982

Property and equipment, net	124,813	15,462			140,275		140,275

Leasehold interests, net	12,278				12,278		12,278

Goodwill	127,069				127,069		127,069

Other assets, net	27,388				27,388		27,388

Total assets	$1,153,465	15,462	(17,585)	(9,317)	1,142,025	(94,033)	$1,047,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$177,150				177,150		$177,150

Accrued payroll and related expenses	47,498				47,498		47,498

Accrued expenses and other current liabilities	49,617				49,617		49,617

Current maturities of long-term debt	2,550	193			2,743		2,743

Current maturities of capital lease obligations	10,240				10,240		10,240

Total current liabilities	287,055	193			287,248		287,248

Long-term debt	492,463	6,263			498,726		498,726

Obligations under capital leases	15,017				15,017		15,017

Deferred income taxes	13,121	(8,727)			4,394	(1,061)	3,333

Other liabilities	14,251	31,006			45,257		45,257

Total non-current liabilities	534,852	28,542			563,394	(1,061)	562,333

Common stock	465				465		465

Additional paid-in capital	466,576				466,576		466,576

Stockholder receivable	(73)				(73)		(73)

Accumulated deficit	(135,410)	(13,273)	(17,585)	(9,317)	(175,585)	(92,972)	(268,557)

Total stockholders’ equity	331,558	(13,273)	(17,585)	(9,317)	291,383	(92,972)	198,411

Total liabilities and stockholders’ equity	$1,153,465	15,462	(17,585)	(9,317)	1,142,025	(94,033)	$1,047,992

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The effect of the above mentioned errors and accounting change on our previously reported results of operations, cash flows and accumulated deficit for fiscal years ended February 1, 2004 and February 2, 2003 is provided below ($ and shares in thousands):

CONSOLIDATED STATEMENT OF OPERATIONS

for the fiscal year ended February 1, 2004

			Vendor Allowances

	As		Change in			Inventory
	Previously		Recognition	Other	As	Accounting	As
	Reported	Leases	Period	Items	Corrected	Change	Restated

Net sales	$1,578,056				$1,578,056		$1,578,056

Cost of sales	829,900	31	1,169	5,982	837,082	23,870	860,952

Gross profit	748,156	(31)	(1,169)	(5,982)	740,974	(23,870)	717,104

Other costs and expenses:

Operating and administrative	618,879	1,053			619,932		619,932

Store closing costs	12,669				12,669		12,669

Operating profit	116,608	(1,084)	(1,169)	(5,982)	108,373	(23,870)	84,503

Interest expense	50,991	1,427			52,418		52,418

Loss on debt retirement	49,494				49,494		49,494

Income (loss) before income taxes	16,123	(2,511)	(1,169)	(5,982)	6,461	(23,870)	(17,409)

Income tax expense (benefit)	5,326	(987)	(459)	(2,351)	1,529	(9,383)	(7,854)

Net income (loss)	$10,797	(1,524)	(710)	(3,631)	$4,932	(14,487)	$(9,555)

Basic earnings per share:

Net income (loss) per share	$0.24	(0.03)	(0.02)	(0.08)	0.11	(0.32)	$(0.21)

Shares used in computing per share amounts	45,658						45,658

Diluted earnings per share:

Net income (loss) per share	$0.23	(0.03)	(0.02)	(0.08)	0.10	(0.31)	$(0.21)

Shares used in computing per share amounts	45,964						45,658

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

for the year ended February 2, 2003

			Vendor Allowances

	As		Change in			Inventory
	Previously		Recognition	Other	As	Accounting
	Reported	Leases	Period	Items	Corrected	Change	As Restated

Net sales	$1,506,646				$1,506,646		$1,506,646

Cost of sales	806,461	43	161	8,883	815,548	19,750	835,298

Gross profit	700,185	(43)	(161)	(8,883)	691,098	(19,750)	671,348

Other costs and expenses:

Operating and administrative	592,630	2,068			594,698		594,698

Store closing costs	5,026				5,026		5,026

Operating profit	102,529	(2,111)	(161)	(8,883)	91,374	(19,750)	71,624

Interest expense	62,261	1,283			63,544		63,544

Loss on debt retirement	6,008				6,008		6,008

Income (loss) before income taxes	34,260	(3,394)	(161)	(8,883)	21,822	(19,750)	2,072

Income tax expense (benefit)	12,448	(1,347)	(64)	(3,525)	7,512	(7,836)	(324)

Net income (loss)	$21,812	(2,047)	(97)	(5,358)	$14,310	(11,914)	$2,396

Basic earnings per share:

Net income (loss) per share	$0.54	(0.05)	(0.01)	(0.13)	$0.35	(0.29)	$0.06

Shares used in computing per share amounts	40,635						40,635

Diluted earnings per share:

Net income (loss) per share	$0.54	(0.05)	(0.01)	(0.13)	$0.35	(0.29)	$0.06

Shares used in computing per share amounts	40,752						40,752

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

for the year ended February 1, 2004

			Vendor Allowances

	As		Change in			Inventory
	Previously		Recognition	Other	As	Accounting	As
	Reported	Leases	Period	Items	Corrected	Change	Restated

Cash flows from operating activities:

Net income (loss)	$10,797	$(1,524)	$(710)	$(3,630)	$4,933	$(14,488)	$(9,555)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	30,290	4,333			34,623		34,623

Amortization and accretion of financing items	3,634				3,634		3,634

Amortization of other items	3,943				3,943		3,943

Loss on disposal of property, equipment and other assets	722	69			791		791

Premium paid on early retirement of debt	(39,176)				(39,176)		(39,176)

Loss on debt retirement	49,494				49,494		49,494

Deferred income taxes	2,864	(987)	(459)	(2,352)	(934)	(9,382)	(10,316)

Tax benefit relating to stock option exercises	2,333				2,333		2,333

Proceeds from interest rate swap termination	6,031				6,031		6,031

Changes in operating assets and liabilities:

Receivables	(15,557)		1,169	5,982	(8,406)		(8,406)

Inventories	(15,480)				(15,480)	23,870	8,390

Prepaid expenses and other current assets	(6,252)				(6,252)		(6,252)

Accounts payable	3,393				3,393		3,393

Accrued payroll, accrued expenses and other current liabilities	13,266				13,266		13,266

Other operating activities	312	73			385		385

Net cash provided by (used in) operating activities	50,614	1,964	—	—	52,578	—	52,578

Cash flows from investing activities:

Capital expenditures	(16,056)	(2,934)			(18,990)		(18,990)

Proceeds from sales of property and equipment and assets held for sale	26				26		26

Other investing activities	(3,187)				(3,187)		(3,187)

Net cash provided by (used in) investing activities:	(19,217)	(2,934)	—	—	(22,151)	—	(22,151)

Cash flows from financing activities:

Borrowings under senior credit facility	561,000				561,000		561,000

Payments under senior credit facility	(508,000)				(508,000)		(508,000)

Payment of debt issuance costs	(12,905)				(12,905)		(12,905)

Retirement of 12% senior notes	(265,090)				(265,090)		(265,090)

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Vendor Allowances

	As		Change in			Inventory
	Previously		Recognition	Other	As	Accounting	As
	Reported	Leases	Period	Items	Corrected	Change	Restated

Borrowings under 7% senior subordinated notes	225,000				225,000		225,000

Partial retirement of 11% senior subordinated notes	(9,547)				(9,547)		(9,547)

Payments on capital lease obligations	(16,153)				(16,153)		(16,153)

Proceeds from seller financing arrangements	—	1,120			1,120		1,120

Payments on seller financing arrangements	—	(150)			(150)		(150)

Proceeds from exercise of stock options	15,955				15,955		15,955

Proceeds from repayment of stockholder receivable	269				269		269

Other financing activities	(224)				(224)		(224)

Net cash used in financing activities:	$(9,695)	970	—	—	(8,725)	—	$(8,725)

Net increase (decrease) in cash and cash equivalents	21,702						21,702

Cash and cash equivalents beginning of period	15,519						15,519

Cash and cash equivalents, end of period	$37,221						$37,221

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

for the year ended February 2, 2003

			Vendor Allowances

	As		Change in			Inventory
	Previously		Recognition	Other	As	Accounting	As
	Reported	Leases	Period	Items	Corrected	Change	Restated

Cash flows from operating activities:

Net income (loss)	$21,812	(1,940)	(98)	(5,391)	14,383	(11,987)	$2,396

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	31,746	4,587			36,333		36,333

Amortization and accretion of financing items	6,194				6,194		6,194

Amortization of other items	3,820				3,820		3,820

Losses on disposal of property, equipment and other assets	901	42			943		943

Premium paid on early retirement of debt	(4,368)				(4,368)		(4,368)

Loss on debt retirement	6,008				6,008		6,008

Loss on sale of stores	847				847		847

Deferred income taxes	12,927	(1,454)	(63)	(3,492)	7,918	(7,763)	155

Change in operating assets and liabilities:					—

Receivables	(36,175)		161	8,883	(27,131)		(27,131)

Inventories	(34,827)				(34,827)	19,750	(15,077)

Prepaid expenses and other current assets	4,976				4,976		4,976

Accounts payable	16,473				16,473		16,473

Accrued payroll, accrued expenses, and other current liabilities	6,715				6,715		6,715

Other operating activities	(1,130)	(600)			(1,730)		(1,730)

Net cash provided by operating activities	35,919	635	—	—	36,554	—	36,554
Cash flows from investing activities

Capital expenditures	(9,573)	(550)			(10,123)		(10,123)

Proceeds from sales of property and equipment and assets held for sale	2,188				2,188		2,188

Proceeds from sales of stores	4,217				4,217		4,217

Other investing activities	(3,384)				(3,384)		(3,384)

Net cash used in investing activities:	(6,552)	(550)	—	—	(7,102)	—	(7,102)
Cash flows from financing activities

Borrowings under senior credit facility	297,000				297,000		297,000

Payments under senior credit facility	(322,000)				(322,000)		(322,000)

Payment of debt issuance costs	(1,483)				(1,483)		(1,483)

Partial retirement of 11% senior subordinated notes	(71,703)				(71,703)		(71,703)

Payments on capital lease obligations	(10,167)				(10,167)		(10,167)

Issuance of common stock in public offering	82,540				82,540		82,540

Underwriters discount and other offering costs	(4,398)				(4,398)		(4,398)

Proceeds from exercise of stock options	168				168		168

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Vendor Allowances

	As			Change in			Inventory
	Previously			Recognition	Other	As	Accounting	As
	Reported		Leases	Period	Items	Corrected	Change	Restated

Loans to stockholder		(125)				(125)			(125)

Proceeds from seller financing arrangements		—	—			—			—

Payments on seller financing arrangements		—	(85)			(85)			(85)

Proceeds from repayment of stockholder receivable		334				334			334

Other financing activities		(98)				(98)			(98)

Net cash provided by (used in) financing activities:		$(29,932)	(85)			(30,017)			$(30,017)

Net increase (decrease) in cash and cash equivalents		(565)							(565)

Cash and cash equivalents beginning of period	16,084 $	15,519						16,084 --------- $	15,519

Cash and cash equivalents, end of period

Note 2 —	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of CSK Auto Corporation and Auto for all years presented. In addition, the consolidated financial statements include the accounts of the following wholly-owned subsidiaries of Auto for the periods indicated:

•	Automotive Information Systems, Inc. (“AIS”), a provider of diagnostic vehicle repair information. The accounts were included through the sale of all of our issued and outstanding capital stock of AIS on January 21, 2005 to Mobile Productivity, Inc. for consideration with a fair value which approximated our investment.

•	CSKAUTO.COM, Inc. (“Auto.com”), which previously operated our web site that sells automotive aftermarket parts and accessories that is now operated by PartsAmerica.com.

      All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

      As more fully explained in Note 9, bank borrowings by Auto are guaranteed by the Company, which guarantee is full and unconditional. Auto.com (the Subsidiary Guarantor) has also jointly and severally guaranteed such debt on a full and unconditional basis. CSK Auto Corporation is a holding company and has no other direct subsidiaries or independent assets or operations. The Subsidiary Guarantor is a minor subsidiary and has no significant independent operations. Summarized financial statements and other disclosures concerning each of Auto and the Subsidiary Guarantor are not presented because management

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that they are not material to investors. The consolidated amounts in the accompanying financial statements are representative of the combined guarantor and issuer.

      Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. This has no impact on previously reported financial position, results of operations or cash flow.

Fiscal Year

      Our fiscal year end is on the Sunday nearest to January 31 of the following calendar year. The fiscal year ended January 30, 2005 (“fiscal 2004”), fiscal year ended February 1, 2004 (“fiscal 2003”) and the fiscal year ended February 2, 2003 (“fiscal 2002”) each consisted of 52 weeks.

Revenue Recognition

      We recognize sales upon the delivery of products to our customers, which generally occurs at our retail store locations. For certain commercial customers, we also deliver products to customer locations. All retail and commercial sales are final upon delivery of products. However, as a convenience to the customer and as typical of most retailers, we will accept merchandise returns. We generally limit the period of time within which products may be returned to 30 days and require returns to be accompanied by original packaging and a sales receipt. Net sales presented in the accompanying financial statements are reduced for sales returns.

      Our vendors are primarily responsible for warranty claims. Our net costs relative to merchandise and service warranties are not material.

Cash Equivalents

      Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Fair Value of Financial Instruments

      Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and short-term borrowings approximate fair value. The fair values of long-term debt and derivative financial instruments are disclosed in Note 17.

Derivative Financial Instruments

      Our fixed to floating interest rate swap agreement is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and is recorded on the balance sheet at its fair value. Changes in the fair value of the swap and the hedged item are recognized currently in earnings. Our swap meets the criteria to assume no hedge ineffectiveness. The fair value of our derivative was determined from current market prices. See Note 10.

Receivables

      Receivables are primarily comprised of amounts due from vendors for rebates or allowances and amounts due from commercial sales customers. We record an estimated provision for bad debts based on a percentage of sales and review the allowance quarterly for adequacy. Specific accounts are written off against the allowance when management determines the account is uncollectible.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. As of January 30, 2005, we had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, we have not experienced any loss of our cash and cash equivalents due to such concentration of credit risk.

      We do not hold collateral to secure payment of our trade accounts receivable. However, management performs ongoing credit evaluations of our customers’ financial condition and provides an allowance for estimated potential losses. Exposure to credit loss is limited to the carrying amount.

Vendor allowances and Cost of Sales

      Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. We recognize vendor rebates, discounts and allowances as a reduction of our cost of inventory as it is purchased and then in cost of sales as inventory is sold. Certain of our agreements have several year terms, thus requiring recognition over an extended period.

      In March 2003, the EITF reached consensus on certain matters discussed in EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. EITF 02-16 states that allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, to be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred. During the first quarter of fiscal 2003, we adopted the provisions of EITF 02-16 and implemented a policy of considering all cooperative advertising arrangements and other vendor allowances to be a reduction of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business. For fiscal 2002, vendor allowances totaling $19.2 million were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF 02-16. The change in accounting principle had no impact on cash flow.

Inventories

      Inventories are valued at the lower of cost or market, cost being determined utilizing the First-in, First-out (“FIFO”) method. We changed our inventory valuation method from Last-in, First-out (“LIFO”) to FIFO effective in the fourth quarter of fiscal 2004. See Note 1 for an explanation of the change. In most instances, we retain the ability to return damaged, obsolete and excess merchandise inventory to our vendors. In situations were we do not have a right to return (generally for certain import products), we may from time to time record an allowance representing an estimated loss for the difference between the cost of any damaged, obsolete or excess product and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record. In the fourth quarter of fiscal 2004, we recorded a charge of approximately $1.5 million for inventory obsolescence.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At each balance sheet reporting date, we adjust our inventory carrying balances by the capitalization of certain operating and overhead administrative costs associated with purchasing and handling of inventory, an estimation of vendor allowances that remain in ending inventory at period end, and allowances for inventory shrinkage and obsolescence as follows:

	January 30,	February 1,
	2005	2004

	($ in millions)

FIFO cost	$569.6	$558.9

Administrative and overhead costs	43.5	42.3

Vendor allowances	(60.1)	(65.0)

Shrinkage	(13.1)	(13.4)

Obsolescence	(1.5)	—

Net inventory	$538.4	$522.8

Property and Equipment

      Property and equipment, including purchased software, are recorded at cost. Depreciation and amortization are computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related assets, which range from 3 to 25 years, or for leasehold improvements and property under capital leases, the shorter of the lease term or the economic life. Maintenance and repairs are charged to earnings when incurred. When property and equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss. For stores in which we are a seller-lessee and do not recover substantially all construction costs, we record the costs in property and equipment and amounts funded by the lessor are recorded as a debt obligation in the accompanying balance sheet.

Lease Obligations

      We lease all but one of our store locations in addition to our distribution centers, office space and certain equipment and vehicles. At the inception of the lease, we evaluate each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Certain leases contain rent escalation clauses and rent holidays, which are recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. Certain leases contain provisions that require additional rental payments based upon a specified sales volume, which are accrued as the liabilities are incurred.

Internal Software Development Costs

      Certain internal software development costs are capitalized and amortized over the life of the related software. Amounts capitalized during fiscal 2004, 2003 and 2002 were $2.9 million, $3.3 million and $2.8 million, respectively. Accumulated amortization as of January 30, 2005 and February 1, 2004 was $3.9 million and $6.4 million, respectively.

Goodwill and Other Intangible Assets

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Other intangible assets consist of leasehold interests representing the discounted net present value of the excess of the fair rental value over the respective

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual rent of facilities under operating leases acquired in business combinations. Amortization expense is computed on a straight-line basis over the respective lease terms. See Note 8 for the impact of this amortization on the statement of operations.

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

Store Closing Costs

      We provide an allowance for estimated costs to be incurred in connection with store closures and losses on the disposal of store-related assets, which is net of anticipated, sublease income. Prior to January 1, 2003, such costs were recognized when a store was specifically identified, costs could be estimated and closure was planned to be completed within the next twelve months. On January 1, 2003, we adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”. See Note 14.

Advertising

      Advertising costs are expensed as incurred. In connection with our adoption of EITF 02-16 in the first quarter of fiscal 2003, we implemented a policy whereby all cooperative advertising arrangements would be considered a reduction of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business. Advertising expense for fiscal 2004 and 2003 totaled $49.9 million and $48.0 million, respectively. Advertising expense for fiscal 2002 totaled $25.6 million, net of vendor funded cooperative advertising.

Preopening Costs

      Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Self-Insurance Reserves

      We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, we are responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred losses, we utilize loss development factors prepared by an independent third-party actuary. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Our self-insurance reserves approximated $19.4 million and $17.6 million at January 30, 2005 and February 1, 2004, respectively, and are included with current liabilities in the accompanying Consolidated Balance Sheets.

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

Stock-Based Compensation

      We have stock-based employee compensation plans, which are described more fully in Note 12. We continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No material stock-based employee compensation expense is reflected in net income (loss) for fiscal 2004, 2003 and 2002 as the intrinsic value of all options granted under those plans was zero. During fiscal 2004, we issued restricted stock with a fair value of $1.2 million to our executive officers and other associates pursuant to our CSK Auto Corporation 2004 Stock and Incentive Plan. Compensation expense for this restricted stock will be charged to expense ratably over the three-year vesting period. During fiscal 2004, $0.1 million was recorded as compensation expense related to these grants. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” ($ in thousands except per share amounts):

	Fiscal Year

	2004	2003	2002

		(Restated)	(Restated)

Net income (loss) — as reported	$36,881	$(9,555)	$2,396

Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	89	—	—

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(1,079)	(725)	(3,372)

Net income (loss) — pro forma	$35,891	$(10,280)	$(976)

Earnings (loss) per share — basic:

As reported	$0.81	$(0.21)	$0.06

Pro forma	0.79	(0.23)	(0.02)

Earnings (loss) per share — diluted:

As reported	$0.80	$(0.21)	$0.06

Pro forma	0.78	(0.23)	(0.02)

      The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model and is based upon the following assumptions:

	Fiscal Year

	2004	2003	2002

Dividend yield	0%	0%	0%

Risk free interest rate	3.07 - 3.82%	2.54 - 3.25%	3.04 - 4.56%

Expected life of options	6 years	6 years	6 years

Expected volatility	27% - 36%	22% - 32%	46%

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

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

	(In thousands)

Weighted average shares outstanding (basic)	45,713	45,658	40,635

Effects of dilutive securities	289	—	117

Weighted average shares outstanding (diluted)	46,002	45,658	40,752

      Options to purchase approximately 0.4 million, 0.5 million and 3.8 million shares of common stock were not included in our computation of diluted earnings per share for fiscal years 2004, 2003 and 2002, respectively, because they would have been anti-dilutive.

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

Note 3 —	Recent Accounting Pronouncements

      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in our first quarter of fiscal 2006. We currently disclose the proforma impact on net income (loss) and earnings (loss) per share under SFAS No. 123, in Note 2 of the Consolidated Financial Statements. We are currently evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a material effect on our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB No. 29, Accounting for Nonmonetary Transactions”, which addresses the measurement

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 153 will have a material effect on our consolidated financial statements.

Note 4 —	Business Disposition

      During fiscal 2002, we sold 13 stores in Texas. The stores were sold because they were geographically remote from our other operations. This transaction resulted in net cash proceeds of $4.2 million and a loss upon sale of $0.8 million.

Note 5 —	Transactions and Relationships with Related Parties

Sale of Stock by Affiliates

      On June 22, 2004, pursuant to our share repurchase program approved by our Board of Directors on June 8, 2004, we purchased approximately 476,000 shares of our common stock in a privately negotiated transaction from entities associated with or organized by Investcorp, S.A., formerly one of our principal stockholders. The purchase price of the shares we bought was at an approximate 1% discount from the average market price of our common stock on the date of purchase. Charles Marquis, a member of our Board of Directors, is employed by Investcorp.

      During January 2004 and September 2003, entities associated with or organized by Investcorp, S.A., sold approximately 2.6 million and 3.0 million shares, respectively, of CSK Auto Corporation common stock. We did not receive any proceeds from the sales of such stock nor did this transaction result in share dilution. We incurred expenses related to these transactions of approximately $0.2 million.

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

Lease Transactions

      We have in the past entered into several lease agreements with parties who at lease inception were, but no longer are, related parties. The leases are for approximately 125,000 square feet of office space and real property and run through October 2012. These lease agreements are subject to certain inflation-based adjustments that could affect the rent expense in future periods. The agreements formerly were with entities affiliated with Carmel, previously one of our principal stockholders (see above). During each of the fiscal years presented, we paid annual rent in the amount of approximately $2.5 million to the former related party for these leases. The amounts for fiscal years 2004 and 2003 are annual amounts even though the related party relationship ended on November 20, 2002. We believe that the terms of the leasing transactions with these former related parties described above were no less favorable to us than terms that may have been available from independent third parties at the time of the applicable transaction.

Other Transactions

      In December 2001, in connection with the refinancing of our then existing credit facility, we sold $50.0 million aggregate principal amount of 7% convertible subordinated debentures due December 2006 (the convertible debentures) and related contingently exercisable warrants (the make-whole warrants), consisting

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $30.0 million in principal amount and one make-whole warrant to Investcorp CSK Holdings L.P., an affiliate of Investcorp S.A., and $20 million in principal amount and one make-whole warrant to an unrelated third party investor in a private placement. Interest on the debentures was payable quarterly, either in cash or, at our election, additional shares of our common stock. The convertible debentures and make-whole warrants issued to Investcorp CSK Holdings L.P. were on the same terms as those issued to the unrelated third party. On May 20, 2002, we converted these debentures for both Investcorp CSK Holdings L.P. and the third party into approximately 5.75 million shares of our common stock (approximately 3.45 million shares to Investcorp CSK Holdings L.P. and 2.3 million shares to the third party), based on a conversion price of $8.69 per share. In addition, we elected to pay interest on the debentures in additional shares of CSK Auto Corporation common stock in lieu of cash. Of the additional interest shares issued, 105,708 were issued during the first quarter of fiscal 2002 and 30,872 were issued during the second quarter of fiscal 2002.

Note 6 —	Receivables

      Accounts receivable consist of the following ($ in thousands):

	January 30,	February 1,
	2005	2004

		(Restated)

Amounts due under vendor allowance programs and cooperative advertising arrangements	$57,540	$74,014

Trade receivables from commercial and other customers	13,857	15,773

Landlord and subtenant receivables	2,130	2,564

Other	249	1,158

Gross receivables	73,776	93,509

Allowance for doubtful accounts	(670)	(1,577)

Net accounts receivable	$73,106	$91,932

      We reflect amounts to be paid or credited to us by vendors as receivables. Pursuant to contract terms, we have the right to offset vendor receivables against corresponding accounts payable, thus minimizing the risk of non-collection of these receivables.

Note 7 —	Property and Equipment

      Property and equipment are comprised of the following ($ in thousands):

	January 30,	February 1,
	2005	2004	Estimated Useful Life

		(Restated)

Land	$348	$348

Buildings	8,553	7,378	15 - 25 years

Leasehold improvements	133,812	127,857	Shorter of lease term or useful life

Furniture, fixtures and equipment	138,956	125,900	3 - 10 years

Property under capital leases	73,022	87,434	5 - 15 years or life of lease

Purchased software	9,015	12,070	5 years

	363,706	360,987

Less: accumulated depreciation and amortization	(224,349)	(220,712)

Property and equipment, net	$139,357	$140,275

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated amortization of property under capital leases totaled $56.4 million and $66.1 million at January 30, 2005 and February 1, 2004, respectively.

      We evaluate the carrying value of long-lived assets on a quarterly basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.

Note 8 —	Goodwill and Other Intangible Assets

      We completed our annual goodwill impairment test on January 30, 2005, the last day of our fiscal year and we determined that no impairment of goodwill existed.

      Our intangible assets, excluding goodwill, consist of favorable leasehold interests resulting from business acquisitions. Leasehold interests associated with store closures are written off at the time of closure. Amortization expense related to the leasehold interests is computed on a straight-line basis over the respective lease terms. Estimated amortization expense relating to leasehold interests for future periods is listed below ($ in thousands):

Fiscal 2005	$1,220

Fiscal 2006	1,147

Fiscal 2007	1,136

Fiscal 2008	967

Fiscal 2009	890

Total	$5,360

      The changes in intangible assets, including goodwill, for fiscal 2004 are as follows ($ in thousands):

	Carrying				Carrying
	Value as of				Value as of
	February 1,				January 30,
	2004	Amortization	Adjustments		2005

Amortized intangible assets:

Leasehold interests	$23,038	—	(1,405)		$21,633

Accumulated amortization	(10,760)	(1,488)	1,008		(11,240)

Leasehold interests, net	12,278	(1,488)	(397	)(a)	10,393

Unamortized intangible assets:

Goodwill	127,069	—	(8,103	)(b)	118,966

Total intangible assets, net	$139,347	(1,488)	(8,500)		$129,359

(a)	Represents write-offs for closed stores net of accumulated amortization.

(b)	Goodwill related to the sale of our subsidiary, AIS.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Long Term Debt

Overview

      Outstanding debt, excluding capital leases, is as follows ($ in thousands):

	January 30,	February 1,
	2005	2004

		(Restated)

Senior credit facility — term loan	$252,450	$255,000

12% senior notes, unamortized original issue discount of $0.1 million, carrying balance increased by $0.3 million relating to SFAS No. 133 hedge accounting adjustment	—	15,013

7% senior subordinated notes, carrying balance decreased by $4.5 million at January 30, 2005 relating to SFAS No. 133 hedge accounting adjustment	220,519	225,000

Seller financing arrangements	7,417	6,456

Total debt	480,386	501,469

Less current maturities of:

Senior credit facility	2,550	2,550

Seller financing arrangements	268	193

Total debt (non-current)	$477,568	$498,726

      As of January 30, 2005, the estimated maturities of long term debt, excluding capital leases, were as follows:

Fiscal 2005	$2,818

Fiscal 2006	2,908

Fiscal 2007	3,022

Fiscal 2008	2,936

Fiscal 2009	122,217

Thereafter	346,485

Total	$480,386

      Our various debt and credit agreements contain covenants restricting our ability to, among other things, incur additional debt, create or allow liens, pay dividends, merge or consolidate with or invest in other companies, sell, lease or transfer all or substantially all of our properties or assets, or make certain payments with respect to our outstanding capital stock, issue preferred stock and engage in certain transactions with affiliates. In addition, we must comply with certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with all such covenants at January 30, 2005. The Company’s senior credit facility does not currently permit Auto to distribute funds to CSK Auto Corporation for the purposes of paying dividends on the Company’s common stock.

Recent Transactions and Loss on Debt Retirement

      We completed the following transactions during recent years:

•	In December 2004, we elected to redeem the approximately $14.9 million remaining balance of our 12% senior notes due 2006 at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In January 2004, we completed a refinancing of our debt that included the redemption of approximately 94% of our then outstanding 12% senior notes and the issuance of $225.0 million 7% senior subordinated notes.

•	In January 2004, we also amended our senior credit facility, increasing the amount of our facility by $75.0 million to $400.0 million, consisting of a $255.0 million term loan and a $145.0 million revolving credit facility.

•	In June 2003, we replaced our then existing $300.0 million senior credit facility with a $325.0 million senior collateralized, asset based credit facility consisting of a $200.0 million term loan and a $125.0 million revolving credit commitment. We used proceeds from the credit facility increase to redeem the remaining $9.5 million in aggregate principal amount of our 11% senior subordinated notes, including accrued and unpaid interest.

•	In July 2002, we sold shares of our common stock in an underwritten public offering and used proceeds from the sale of those shares to retire approximately $71.7 million of our 11% senior subordinated notes.

      In conjunction with the amendments and retirements noted above, we recorded losses on debt retirement during fiscal 2004, 2003, and 2002 of $1.0 million, $49.5 million and $6.0 million, respectively. The losses on debt retirement include (if applicable) early redemption premiums, the write-off of certain financing fees, a prorata adjustment representing the unamortized fair market value swap adjustment and other direct costs.

Conversion of Notes

      On May 20, 2002, at our option, the $50 million 7% Convertible Subordinated Debentures issued in December 2001, were converted into approximately 5.75 million shares of CSK Auto Corporation common stock. Pursuant to the agreements relating to the debentures, interest on the debentures was paid in 136,580 shares of CSK Auto Corporation common stock in lieu of cash. At the time of the conversion, the $50.0 million principal amount, $0.8 million of unamortized debt discount and $3.0 million of unamortized debt issuance costs were converted to common stock and additional paid-in capital.

Senior Credit Facility

      Our senior credit facility is comprised of a $255.0 million term loan and a $145.0 million revolving credit facility. The term loan is to be repaid in twelve installments consisting of ten $1.275 million dollar payments made semiannually beginning in December 2004 and two final payments of $120.5 million each in December 2009 and at maturity, August 2010. The revolving credit facility matures in June 2008. At January 30, 2005, there were no borrowings under the revolving credit facility. The availability under the revolving credit facility at January 30, 2005 was $114.0 million. Although there were no outstanding borrowings on the revolving facility, $31.0 million was committed under letters of credit. Loans under the senior credit facility are collateralized by a first priority security interest in substantially all of our assets and in all of the capital stock of CSK Auto, Inc. The senior credit facility provides that we may from time to time make optional prepayments of loans in whole or in part without penalty, subject to minimum prepayments and reimbursement of the lenders’ breakage costs in the case of prepayment of Eurodollar Rate loans.

      On August 10, 2004, we amended our senior credit facility to provide for an immediate reduction of the interest rate on the term loan of 25 basis points and an opportunity for an additional 25 basis points reduction of the interest rate on such term loan upon the achievement of certain conditions, as more particularly set forth in the amendment. The current interest rates on our revolving credit facility and term loan are LIBOR + 275 basis points and LIBOR + 200 basis points, respectively. The amendment also provides for a one-year extension of the term loan maturity to August 2010.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Interest accrues under the senior credit facility based on a variable rate, which is a function of the spread over the Base rate (as defined in the agreement) or the Eurodollar rate (as defined in the agreement) at our option. The average interest rate on the term loan portion of the facility was 3.7%, 4.2% and 5.4% for fiscal 2004, 2003 and 2002, respectively. The average interest rate on the revolver portion of the facility was 4.8%, 5.1% and 5.8% for fiscal years 2004, 2003 and 2002, respectively. Interest is payable upon borrowing maturity or quarterly, depending on the type of loan.

7% Senior Subordinated Notes

      In January 2004, we issued $225.0 million of 7% senior subordinated notes due January 15, 2014. Interest is payable semi-annually on January 15 and July 15. On or after January 15, 2009, we may redeem some or all of the notes at the redemption prices listed below plus accrued and unpaid interest to the date of redemption. We may redeem all of the notes prior to that date pursuant to the make-whole provisions as defined in the indenture governing the notes. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before January 15, 2007 with the net proceeds of certain equity offerings. At any time on or after January 15, 2009, we may redeem the notes for cash at our option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount): January 15, 2009 through January 15, 2010, 103.5%; January 15, 2010 through January 15, 2011, 102.3%; January 15, 2011 through January 15, 2012, 101.2%; and January 15, 2012 through maturity, 100%. If we experience a Change of Control (as defined in the indenture governing these notes), holders of the notes will have the right to require us to repurchase their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of the purchase.

      The notes are unsecured general obligations of CSK Auto, Inc. They rank junior in right of payment to all of our existing and future senior debt, equal in right of payment to all of our future senior subordinated indebtedness, senior in right of payment to all of our future subordinated indebtedness and are unconditionally guaranteed by CSK Auto Corporation and the Subsidiary Guarantors on a senior subordinated basis.

Seller Financing Arrangements

      Seller financing arrangements relate to debt established for stores in which we were the seller-lessee and did not recover substantially all construction costs from the lessor. In those situations, we recorded our total cost in property and equipment and amounts funded by the lessor as a debt obligation in the accompanying balance sheet in accordance with EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction”. Rental payments made to the lessor are charged to interest expense and reduce the corresponding debt based on amortization schedules.

Note 10 —	Derivative Financial Instruments

      During April 2004, we entered into an interest rate swap agreement to convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set quarterly in arrears, equal to the 6 month LIBOR + 283 basis points. The agreement is for the term of the notes. The interest rate swap was intended to hedge the fair value of these notes against potential movements in market interest rates. The hedge is considered to qualify as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our balance sheet. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt are not expected to result in a material impact on net income.

      During February 2002, we entered into an interest rate swap agreement to convert the interest rate payment obligation on $100.0 million of our 12% senior notes to a floating rate, set quarterly, equal to the 3 month LIBOR rate plus 760 basis points. The interest rate swap was intended to provide a better balance of fixed and variable rate debt instruments and to hedge the fair value of these notes against potential movements

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in market interest rates. On June 5, 2003, we terminated the swap agreement and received in consideration thereof the sum of $6.0 million, which represented the fair market value of the swap agreement on that date. In December 2004, we redeemed the remaining 12% senior notes to which the rate swap agreement was associated and at that time recognized the remaining portion of the unamortized fair market value adjustment as a component of the loss on debt retirement. See Note 9.

      The differential to be paid or received under these agreements was accrued consistent with the terms of the agreement and was recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from the counter party are included in other liabilities or assets. Cash flows related to the interest rate swap agreements are classified as operating activities in the Consolidated Statement of Cash Flows. We reduced interest expense by $1.3 million, $2.2 million and $2.4 million in fiscal 2004, 2003 and 2002, respectively, as a result of the interest rate swaps. Due to the effect of the rate swap on the related notes, the average interest rate in 2004 on our $225.0 million 7% senior subordinated notes due January 15, 2014, approximated 6.4%.

Note 11 —	Leases

      We lease our office and warehouse facilities, all but one of our retail stores, and certain of our equipment. Generally, store leases provide for minimum rentals and the payment of utilities, maintenance, insurance and taxes. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. The majority of lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each.

      Operating lease rental expense is as follows ($ in thousands):

	Fiscal Year

	2004	2003	2002

		(Restated)	(Restated)

Minimum rentals	$118,087	$117,908	$119,755

Contingent rentals	1,125	1,301	1,150

Sublease rentals	(8,907)	(9,838)	(10,121)

	$110,305	$109,371	$110,784

The above amounts include rental expense under leases with former affiliates (see Note 5)	$2,528	$2,528	$2,528

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease obligations (income) under non-cancelable leases at January 30, 2005 are as follows ($ in thousands):

	Capital	Operating	Sublease
For Fiscal Years	Leases	Leases	Rentals

2005	$7,763	$121,355	$(7,996)

2006	5,315	112,820	(6,763)

2007	3,402	100,508	(4,786)

2008	1,344	80,454	(2,514)

2009	536	60,765	(1,014)

Thereafter	1,331	239,650	(1,884)

	19,691	$715,552	$(24,957)

Less: amounts representing interest	(2,764)

Present value of obligations	16,927

Less: current portion	(6,490)

Long term obligation	$10,437

Note 12 —	Employee Benefit Plans

      We provide various health, welfare and disability benefits to our full-time employees that are funded primarily by Company contributions. Other than for certain of our senior executives, we do not provide post-employment or post-retirement health care or life insurance benefits to our employees.

Supplemental Retirement Plan Agreement

      We have a supplemental retirement plan agreement with our Chairman which provides supplemental retirement benefits for a period of ten years beginning the earlier of (i) February 1, 2006, and (ii) the first anniversary of the effective date of termination of his employment for any reason other than for Cause (as defined in such retirement plan agreement). The benefit amount payable to our Chairman under this agreement is based on the percentage of the benefit vested as of the date of termination of his employment, not to exceed $600,000 per annum. In December 2004, this agreement was amended to make such changes as were necessary to bring the agreement into compliance with the American Jobs Creation Act of 2004.

Retirement Program

      We sponsor a 401(k) plan that is available to all our employees who have completed one year of continuous service. Effective October 1, 1997, we match from 40% to 60% of employee contributions in 10% increments, based on years of service, up to 4% of the participant’s base salary. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Our matching contributions totaled $1.5 million, $1.2 million, and $1.3 million for fiscal 2004, 2003, and 2002, respectively.

2004 Stock and Incentive Plan

      In June 2004, our shareholders approved the CSK Auto Corporation 2004 Stock and Incentive Plan (the “Plan”) which replaces all of the following previously existing plans: (1) the 1996 Associate Stock Option Plan; (2) the 1996 Executive Stock Option Plan; (3) the 1999 Executive Stock Option Plan; and (4) the CSK Auto Corporation Directors Stock Plan. Approximately 1.9 million options to purchase shares of our common stock granted under these prior plans were still outstanding at the inception of the new Plan. These options can still be exercised by the grantees according to the provisions of the prior plans. Pursuant to the

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of the Plan, any of these options which are cancelled under the prior plans will be added to shares available for issuance under the Plan.

      The Plan is administered by the Compensation Committee of our Board of Directors, which has broad authority in administering and interpreting the Plan. We believe the Plan will promote and closely align the interests of our employees and directors with our stockholders by permitting the award of stock-based compensation and other performance-based compensation. We believe the Plan will strengthen our ability to reward performance that enhances long-term stockholder value and strengthen our ability to attract and retain outstanding employees and executives. Plan participation is limited to employees of the Company, any subsidiary or parent of the Company and to directors of the Company.

      The Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. Under the Plan, the number and kind of shares as to which options, stock appreciation rights, restricted stock, stock units, incentive bonuses or other stock unit awards may be granted is 4.0 million shares of our common stock plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan. The number of shares that can be granted for certain of the items listed above may be restricted per the Plan document. In no event will any option be exercisable more than 10 years after the date the option is granted. In general, the stock incentives vest in three years. As of January 30, 2005, there were approximately 3.0 million shares available for grant.

      During fiscal 2004, the Company issued 82,885 shares of restricted stock, at an average market price of $13.23, to our executive officers and other associates pursuant to the Plan. The restricted stock was valued at the market price of the stock on the New York Stock Exchange on the grant date and approximately $1.1 million was recorded as deferred compensation with an offset to additional paid-in capital in stockholders’ equity on the Consolidated Balance Sheet. The deferred compensation in stockholders’ equity will be amortized to expense over the three year vesting period of each grant. Compensation expense of $0.1 million was recorded during fiscal 2004. Also 3,818 shares of restricted stock were issued to our directors under the Plan. In fiscal years 2003 and 2002, 3,054 and 3,212 shares of restricted stock respectively were issued to our Directors under the prior CSK Auto Corporation Directors Stock Plan. Grants to directors generally vest over a one year period.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Activity

      Activity in all of our stock option plans is summarized as follows:

					Weighted
		Weighted	Weighted		Average
	Number of	Average	Average	Options	Exercisable
	Shares	Exercise Price	Fair Value	Exercisable	Price

Balance at February 3, 2002	2,439,989	$14.07

Granted at market price	934,721	10.75	$5.36

Granted above market price	16,778	11.00	$4.14

Exercised	(17,604)	9.59

Canceled	(158,067)	15.30

Balance at February 2, 2003	3,215,817	$13.04		2,255,424	13.13

Granted at market price	190,746	13.54	$4.39

Exercised	(1,348,279)	11.83

Canceled	(188,975)	13.54

Balance at February 1, 2004	1,869,309	$13.91		1,058,713	14.27

Granted at market price	1,127,896	13.78	$5.55

Exercised	(188,858)	10.97

Canceled	(161,515)	16.22

Balance at January 30, 2005	2,646,832	$13.92		964,898	13.87

      The following table summarizes information about our stock options at January 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average		Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Price

$ 2.75 - $11.00	864,558	3.83	$10.02	614,382	$10.52

$11.02 - $12.88	62,732	4.13	12.02	22,638	12.10

$12.97 - $13.32	1,018,236	6.70	13.32	1,185	13.12

$13.34 - $25.34	544,227	3.37	16.74	235,422	16.39

$25.38 - $36.53	157,079	1.02	30.36	91,271	30.39

$ 2.75 - $36.53	2,646,832	4.68	$13.92	964,898	$13.87

Note 13 —	Income Taxes

      The provision (benefit) for income taxes is comprised of the following ($ in thousands):

	Fiscal Year

	2004	2003	2002

		(Restated)	(Restated)

Current:

Federal	$470	$23	$(529)

State	10	106	50

	480	129	(479)

Deferred:

Federal	20,257	(6,644)	606

State	4,024	(1,339)	(451)

	24,281	(7,983)	155

Total	$24,761	$(7,854)	$(324)

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the differences between our provision for income taxes and the statutory provision ($ in thousands):

	Fiscal Year

	2004	2003	2002

		(Restated)	(Restated)

Income (loss) before income taxes	$61,642	$(17,409)	$2,072

Federal income tax rate	35%	35%	35%

Expected provision (benefit) for income taxes	21,575	(6,093)	725

Permanent wage add-back for federal tax credits	185	151	—

Non-deductible executive compensation	251	—	—

Non-deductible interest expense	—	—	473

Non-deductible offering costs	—	94	190

Other permanent differences	135	77	111

State taxes, net of federal benefit	2,653	(749)	131

Reversal of reserves no longer required	—	(800)	(312)

Tax credits and other	(38)	(534)	(1,642)

Actual provision (benefit) for income taxes	$24,761	$(7,854)	$(324)

      The current and non-current deferred tax assets and liabilities reflected in the balance sheet consist of the following ($ in thousands):

	January 30,	February 1,
	2005	2004

		(Restated)

Current deferred income taxes:

Store closing costs	$1,007	$1,591

Accrued employee benefits	14,087	11,959

Credits and other benefits	2,500	1,532

Property taxes	(2,444)	(2,476)

Provision for bad debts	224	197

Tax loss carryforwards	14,103	25,210

Inventory valuation differences	5,371	13,825

Vendor allowances	12,080	17,689

Other	351	(609)

Valuation allowance	(1,016)	(1,061)

Total current deferred income tax asset (liability)	46,263	67,857

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 30,	February 1,
	2005	2004

		(Restated)

Non-current deferred income taxes:

Store closing costs	2,091	3,227

Capital lease expenditures	110	1,562

Deferred rent and incentives	14,961	14,861

Credits and other benefits	7,301	6,441

Depreciation and amortization	(26,942)	(26,132)

Other	(3,433)	(2,908)

Valuation allowance	(429)	(384)

Total non-current deferred income tax asset (liability)	(6,341)	(3,333)

Net deferred tax asset	$39,922	$64,524

      We have recorded deferred tax assets of $14.1 million as of January 30, 2005 reflecting the benefit of federal and state tax loss carryforwards approximating $38.6 million and $12.1 million, which begin to expire in 2015 and 2008, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized with the exception of a portion of California Enterprise Zone credits for which management has determined that a valuation allowance in the amount of $1.4 million is necessary.

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

Note 14 —	Store Closing Costs

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the refinancing transactions we completed in January 2004, we increased our cash flow and financial flexibility, enabling us to pursue an alternate strategy to reduce our portfolio of closed stores, which includes lease buyouts and foregoing lease extensions on locations that we subleased at a marginal profit. This change in strategy requires us to establish a new closed store reserve based upon the guidance in SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and reverse the existing closed store reserve that was previously established under EITF 94-3. SFAS No. 146 requires that costs under a lease contract for a closed store be recognized at fair value and that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). This change in methodology resulted in a non-cash charge of $12.2 million during the fourth quarter of fiscal 2003. The charge reflects the elimination from the reserve of net sublease income previously recorded for leases with incremental estimated sublease income in excess of the cost of the original lease, partially offset by the discounting of net cash outflow. Sublease income in excess of costs associated with the lease is recognized as it is earned. We have also applied SFAS No. 146 to exit or disposal activities initiated or exit plans substantially modified after December 31, 2002 as required.

      As of January 30, 2005, we had a total of 141 store locations included in the allowance for store closing costs. Of this total, 12 locations were vacant and 129 locations were subleased. In addition to these stores, we had 54 service centers also included in the allowance for store closing costs, of which 3 were vacant and 51 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018.

      Activity in the allowance for store closings and the related payments for the three fiscal years ended January 30, 2005 is as follows ($ in thousands):

	Fiscal Year

	2004	2003	2002

Balance, beginning of year	$12,148	$4,422	$6,771

Store closing costs:

Adjustment of allowance to reflect change in exit strategy under FAS 146	—	12,203	—

Provision for store closing costs	247	152	1,314

Adjustments to prior plans	—	—	(1,196)

Other revisions in estimates	604	314	4,908

Accretion	552	—	—

Operating expenses and other	788	—	—

Store closing costs	2,191	12,669	5,026

Payments:

Rent expense, net of sublease recoveries	(2,895)	(3,303)	(5,030)

Occupancy and other expenses	(787)	(859)	(1,837)

Sublease commissions and buyouts	(2,774)	(781)	(508)

Total payments	(6,456)	(4,943)	(7,375)

Balance, end of year	$7,883	$12,148	$4,422

      Store closing costs in fiscal 2004 were comprised of $0.2 million associated with fiscal 2004 closures, $0.6 million associated with revisions to estimates, $0.6 million associated with accretion expense relating to the discounting of closed store liabilities, and $0.8 million associated with other operating expenses such as utilities, repairs and maintenance costs that are expensed as incurred.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2003, we recorded the following: (1) $12.2 million in charges associated with the reversal of the reserve established under EITF 94-3 and the establishment of a new closed store reserve on the basis of our change in exit strategy in accordance with the guidance in SFAS No. 146; (2) $0.2 million in charges under SFAS No. 146 associated with the closure of 13 stores, with the majority closed at the expiration of the master lease; and (3) revisions in estimates of $0.3 million (primarily relating to plan year 2001) resulting from changes in estimated vacancy periods and lower realized sublease rates.

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

      We expect net cash outflows for closed store locations of approximately $4.0 million during fiscal 2005 and the remainder of cash outflows to primarily occur during fiscal years 2006 through 2008. We plan to fund these outflows from normal operating cash flows. We anticipate that we will close or relocate approximately 18 stores during fiscal 2005. We anticipate that the majority of these closures will occur at the end of the lease terms, resulting in minimal closed store costs. We anticipate total cash outflows relating to these stores of $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.

Note 15 —	Stockholders’ Equity

Stock Repurchase Program

      On June 8, 2004, our Board of Directors approved a share repurchase program that authorized the purchase of shares of our common stock with an aggregate purchase price not to exceed $25.0 million. The program provides that we may buy shares in the open market or in privately negotiated transactions and that we will base our decisions on whether to repurchase shares and the timing of any such repurchases on factors including the stock price, our cash and debt levels, and general economic and market conditions. Shares of stock repurchased under the program will be retired and returned to the status of authorized and unissued shares. This program will expire in December 2005. During the fourth quarter of fiscal 2004, we did not repurchase any shares of our common stock. Since the inception of this program, we have repurchased approximately 1.6 million shares of our common stock at a cost of approximately $23.7 million. The repurchase has been recorded as a reduction to additional paid-in capital.

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

      During fiscal years 1997 and 2000, pursuant to executive stock loan plans, we loaned $1.0 million and $0.2 million, respectively, to certain executives to purchase shares of our common stock. These loans are collateralized by stock under pledge agreements, provide full recourse to the executive, bear interest at the average rate paid under the revolving portion of our senior credit facility and had maturity dates of 2003 and 2005, respectively. All loans that matured in 2003 have been repaid. Only one loan maturing in 2005 and totaling approximately $10,000 is still outstanding. The loan is reflected as a stockholder receivable in the accompanying Consolidated Statements of Stockholders’ Equity.

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

      We believe that we have a strong basis under California law for disputing the payment of this assessment, and in October 2003 we timely filed a Petition for Redetermination with the Board. In May 2004, we received a response from the Board indicating that the district office that conducted the audit upheld its position. We attended an appeals conference on April 4, 2005 and are awaiting the decision from the appeals conference. Our practices through December 2002 relative to the handling of taxes on battery cores had been consistent for over a decade, and it is our position that our consistent treatment of battery core charges, together with prior tax audits and tax auditors’ written commentary concerning our handling of such charges, permits us to rely upon precedent set in prior audits. Reliance on prior audits is a position that is supportable under California law. We also have other defenses and intend to vigorously defend our position with regard to this

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matter. A liability for the potential sales tax and related interest payments has not been recorded in our consolidated financial statements.

      We were served on October 26, 2004 with a lawsuit that was filed in the Superior Court in San Diego, California. The case was brought by a former sales associate in California who resigned in January 2003, and purports to be a class action on behalf of all current and former California hourly store employees claiming that plaintiff and those similarly situated were not paid for: (i) all time worked (i.e. “off the clock” work), (ii) the minimum reporting time pay when they reported to work a second time in a day, (iii) all overtime due, (iv ) all wages due at termination, and (v) amounts due for late or missed meal periods or rest breaks. Plaintiff also alleges that we violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuit claims these alleged practices are unfair business practices, and requests back pay, restitution, penalties for violations of various Labor Code sections and for failure to pay all wages due on termination, and interest for the last four years, plus attorney fees and that the Company be enjoined from committing further unfair business practices. We believe we have meritorious defenses to all of these claims and intend to defend the claims vigorously. If one or more of the claims is permitted by the court to proceed as a class action and is decided against us, the aggregate potential financial exposure could be material to our annual results of operations. We do not believe an adverse outcome would materially affect our liquidity or consolidated financial position. However, the litigation is in its early stages and we cannot predict the outcome with any certainty. A liability for this matter has not been recorded in our consolidated financial statements.

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

      The estimated fair values of our financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows ($ in thousands):

			February 1, 2004
	January 30, 2005		(Restated)

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Receivables	73,106	73,106	91,932	91,932

Amounts due under senior credit facility	252,450	252,450	255,000	255,000

Obligations under 12% senior notes	—	—	15,013	16,345

Obligations under 7% senior subordinated notes	220,519	213,769	225,000	226,125

Note 18 —	Guarantees

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

      We have issued standby letters of credit related to insurance coverage, lease obligations and other matters that expire during fiscal 2005. As of January 30, 2005, total amounts committed under these letters of credit were $35.9 million.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth certain quarterly unaudited operating data for fiscal 2004 and 2003. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. Please note the sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

	Fiscal Year 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(a)

	(Restated)	(Restated)	(Restated)

	(In thousands, except per share amounts)

Results of operations

Sales	$397,054	$409,057	$401,457	$369,892

Gross profit, as previously reported	188,596	191,317	190,892

Change in vendor allowance recognition period	285	36	524

Other vendor allowance adjustments	(1,053)	92	52

Lease accounting adjustments	(9)	(8)	(4)

As corrected	187,819	191,437	191,464

Inventory accounting change	876	3,226	(4,021)

Gross profit, as restated	$188,695	$194,663	$187,443	$163,059

Store closing costs	$326	$561	$721	$583

Operating profit, as previously reported	$29,525	$30,319	$31,453

Change in vendor allowance recognition period	285	36	524

Other vendor allowance adjustments	(1,053)	(503)	515

Lease accounting adjustments	24	(69)	(165)

As corrected	28,781	29,783	32,327

Inventory accounting change	876	3,226	(4,021)

Operating profit, as restated	$29,657	$33,009	$28,306	$5,156

Interest expense, as previously reported	$8,255	$7,592	$7,837

Lease accounting adjustments	359	374	380

Interest expense, as corrected	$8,614	$7,966	$8,217	$8,663

Loss on debt retirement	$—	$—	$—	$1,026

Net income (loss), as previously reported	$12,953	$13,858	$14,368

Error corrections, net of tax	(670)	(552)	300

As corrected	12,283	13,306	14,668

Inventory accounting change, net of tax	532	1,958	(2,441)

Net income (loss), as restated	$12,815	$15,264	$12,227	$(3,425)

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2004

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter(a)

	(Restated)		(Restated)	(Restated)

	(In thousands, except per share amounts)

Earnings (loss) per share:

Basic, as previously reported	$0.28		$0.30	$0.32

Error corrections, net of tax	(0.01	) 0.27	— 0.30	0.01 0.31

As corrected	0.01		0.04	(0.06)

Inventory accounting change, net of tax	$0.28		$0.34	$0.27	$(0.07)

Basic, as restated	$0.28		$0.30	$0.32

Diluted, as previously reported	(0.01)		—	—

Error corrections, net of tax	0.27		0.30	0.32

As corrected	0.01		0.04	(0.06)

Inventory accounting change, net of tax	$0.28		$0.34	$0.26	$(0.07)

Diluted, as restated

(a)	Amounts and per share amounts for the fourth quarter of fiscal 2004 have not been previously reported and, accordingly, restated amounts as shown represent currently reported amounts.

	Fiscal Year 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Restated)	(Restated)	(Restated)	(Restated)

	(In thousands, except per share amounts)

Results of operations

Sales	$377,449	$418,514	$409,750	$372,343

Gross profit, as previously reported	$175,024	$193,702	$192,185	$187,245

Change in vendor allowance recognition period	1,559	1,901	(3,490)	(1,139)

Other vendor allowance adjustments	117	(1,297)	(296)	(4,506)

Lease accounting adjustments	(8)	(8)	(8)	(8)

As corrected	176,692	194,298	188,391	181,592

Inventory accounting change	(13,839)	(4,574)	3,331	(8,787)

Gross profit, as restated	$162,853	$189,724	$191,722	$172,805

Store closing costs	$93	$43	$203	$12,330

Operating profit, as previously reported	$26,208	$35,184	$36,914	$18,305

Change in vendor allowance recognition period	1,559	1,901	(3,490)	(1,139)

Other vendor allowance adjustments	117	(1,297)	(296)	(4,506)

Lease accounting adjustments	(244)	(281)	(227)	(335)

As corrected	27,640	35,507	32,901	12,325

Inventory accounting change	(13,839)	(4,574)	3,331	(8,788)

Operating profit, as restated	$13,801	$30,933	$36,232	$3,537

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Restated)	(Restated)	(Restated)	(Restated)

	(In thousands, except per share amounts)

Interest expense, as previously reported	$13,936	$13,251	$12,396	$11,409

Lease accounting adjustment	334	359	367	366

Interest expense, as corrected	$14,270	$13,610	$12,763	$11,775

Loss on debt retirement	$—	$4,315	$—	$45,179

Net income (loss), as previously reported	$7,523	$10,814	$15,042	$(22,582)

Error corrections, net of tax	666	(22)	(2,658)	(3,852)

As corrected	8,189	10,792	12,384	(26,434)

Inventory accounting change, net of tax	(8,399)	(2,776)	2,022	(5,333)

Net income (loss), as restated	$(210)	$8,016	$14,406	$(31,767)

Earnings (loss) per share:

Basic, as previously reported	$0.17	$0.24	$0.33	$(0.49)

Error corrections, net of tax	0.01	—	(0.06)	(0.08)

As corrected	0.18	0.24	0.27	(0.57)

Inventory accounting change, net of tax	(0.19)	(0.06)	0.04	(0.11)

Basic, as restated	$(0.01)	$0.18	$0.31	$(0.68)

Diluted, as previously reported	$0.17	$0.24	$0.33	$(0.49)

Error corrections, net of tax	0.01	—	(0.06)	(0.08)

As corrected	0.18	0.24	0.27	(0.57)

Inventory accounting change, net of tax	(0.19)	(0.06)	0.04	(0.11)

Diluted, as restated	$(0.01)	$0.18	$0.31	$(0.68)

      In the fourth quarter of fiscal 2004, the Company recorded $5.1 million of adjustments that increased cost of sales. The adjustments consisted of $3.6 million for revision of estimates for vendor allowances primarily due to lower than anticipated purchase volumes, and $1.5 million for an inventory allowance for merchandise we expect to sell in future periods below cost.

      The Company also recorded adjustments to incentive compensation accruals and self-insurance liabilities, which, collectively, increased operating and administrative expenses approximately $3.6 million in the fourth quarter of 2004.

      In the fourth quarter of fiscal 2003, the Company recorded an adjustment of $12.2 million in closed store expenses.

      The Company incurred $1.0 million of debt retirement costs in the fourth quarter of 2004 compared to $45.2 million in the fourth quarter of 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

      An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation, as of January 30, 2005, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

      Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, for the reasons set forth in “Management’s Report on Internal Control Over Financial Reporting” set forth in Item 8 our disclosure controls and procedures were not effective as of January 30, 2005. In light of the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting”, the Company performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

      See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, “Consolidated Financial Statements and Supplementary Data”. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on our assessment of internal control over financial reporting which is also set forth in Item 8, “Consolidated Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

      Except as noted in “Management’s Report on Internal Control Over Financial Reporting” set forth in Item 8, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules

      (a)(1) The following consolidated financial statements of CSK Auto Corporation are included in Item 8. of this Report on Form 10-K.

      Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Fiscal Years Ended January 30, 2005, February 1, 2004, and February 2, 2003

Consolidated Balance Sheets — January 30, 2005 and February 1, 2004

Consolidated Statements of Cash Flows — Fiscal Years Ended January 30, 2005, February 1, 2004, and February 2, 2003

Consolidated Statements of Stockholders’ Equity — Fiscal Years Ended January 30, 2005, February 1, 2004, and February 2, 2003

      Notes to Consolidated Financial Statements

      (a)(2) The following financial statement schedules of CSK Auto Corporation for the three years ended January 30, 2005 are included in this Report on Form  10-K, as required by Item 14(d): Schedule I Financial Information of the Registrant and Schedule II Valuation and Qualifying Accounts. Other schedules have been omitted because information is not required or otherwise is included in the Notes to Consolidated Financial Statements.

      (a)(3) and (b) Exhibits:

Exhibit
Number	Description of Exhibits

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

Exhibit
Number		Description of Exhibits

3.03		Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).

3.04		Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

3	.04.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

3	.04.2	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 of our Current Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).

4.01		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).

4.02		Amended and Restated Credit Agreement, dated January 16, 2004, by and among CSK Auto, Inc., the several lenders from time to time parties thereto (the Lenders), JPMorgan Chase Bank, as administrative agent for the Lenders, Credit Suisse First Boston, acting through its Cayman Islands Branch, as syndication agent for the Lenders, and Bank of America, N.A. and U.S. Bank N.A., as Co-Documentation Agents for the Lenders, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 20, 2004.

4	.02.1	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 29, 2004, incorporated herein by reference to Exhibit 4.01.1 of our Current Report on Form 10-Q, filed May 10, 2004. (File No. 001-13927)

4	.02.2	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of August 10, 2004, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed August 12, 2004. (File No. 001-13927)

4.03		Indenture dated January 16, 2004, by and among CSK Auto, Inc., CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as guarantors, and the Bank of New York, as Trustee, incorporated herein by reference to our Current Report on Form 8-K filed on January 20, 2004 (File No. 001-13927).

10.01		Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).

10.02		Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).

10.03		Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).

10.04		Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).

10.05		Amended and Restated Supplemental Executive Retirement Plan Agreement, dated December 18, 2004 between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Current Report on Form 8-K, filed December 21, 2004 (File No. 001-13927).

10.06		Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).

10.07		1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).

10.08		CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).

10.09		Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).

Exhibit
Number		Description of Exhibits

10.10		CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

10.11		Amended and Restated Lease, dated October 23, 1989 (the Missouri Falls Lease), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).

10.12		First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).

10.13		Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).

10.14		Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).

10.15		Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2001, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).

10.16		Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).

10.17		Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, by and between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.

10.18		Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

10.19		Employment Agreement between CSK Auto, Inc. and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

10.20		Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

10	.21*	Indemnity Agreement — Form of Indemnity Agreement between CSK Auto Corporation and each Director.

10.22		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.23		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, dated February 14, 2002 incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.24		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.25		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.26		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

Exhibit
Number		Description of Exhibits

10.27		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.28		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.29		Indicative Callable Swap Term Sheet dated April 5, 2004, between Lehman Brothers and CSK Auto, Inc., incorporated herein by reference to Exhibit 10.57 of our Annual Report on Form 10-K, filed April 15, 2004. (File No. 001-13927)

10.30		Amended and Restated Registration Rights Agreement dated May 16, 2002, by and between CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).

10.31		Employment Agreement, dated March 30, 2000, between CSK Auto, Inc. and Jim Bazlen incorporated herein by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed May 5, 2003 (File No. 001-13927).

10	.31.1	Amendment to Employment Agreement with James Bazlen dated October 15, 2004 incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K filed October 20, 2004 (File No. 001-13927).

10.32		Non-Qualified Stock Option Agreement — Employee Form to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 20, 2004 (File No. 001-13927).

10.33		Non-Qualified Stock Option Agreement — Director Form to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K filed October 20, 2004 (File No. 001-13927).

10.34		Restricted Stock Agreement to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 20, 2004 (File No. 001-13927).

10.35		Stock Purchase Agreement dated January 21, 2005 by and between CSK Auto, Inc. and Mobile Productivity, Inc., incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K filed January 26, 2005 (File No. 001-13927).

10	.36*	Summary of Executive Compensation Agreements.

10	.37*	Waiver, effective May 1, 2005, to the Amended and Restated Credit Agreement dated as of January 16, 2004, by and among CSK AUTO, INC., the several banks and other financial institutions or entities from time to time party thereto (the “Lenders”), and JPMorgan Chase Bank, as administrative agent for the Lenders.

18	.01*	Preferability letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, concerning our change in inventory accounting method from LIFO to FIFO.

21	.01*	Subsidiaries of the Company.

23	.01*	Consent of Independent Registered Public Accounting Firm dated May 2, 2005.

31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.0*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

BALANCE SHEETS

	January 30,	February 1,
	2005	2004

		(Restated)

	(In thousands, except share data)

ASSETS

Investment in subsidiaries	$214,284	$198,411

Total assets	$214,284	$198,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Stockholders’ equity:

Common stock, $0.01 par value, 58,000,000 shares authorized, 45,116,301 and 46,497,936 shares issued and outstanding at January 30, 2005 and February 1, 2004, respectively	451	465

Additional paid-in capital	446,537	466,576

Stockholder receivable	(10)	(73)

Deferred compensation	(1,018)	—

Accumulated deficit	(231,676)	(268,557)

Total stockholders’ equity	214,284	198,411

Total liabilities and stockholders’ equity	$214,284	$198,411

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(Restated)	(Restated)

	($ in thousands, except share and per share data)

Equity interest in income (loss) from subsidiaries	$36,881	$(9,555)	$2,396

Income (loss) before income taxes	61,642	(17,409)	2,072

Income tax expense (benefit)	24,761	(7,854)	(324)

Net income (loss)	$36,881	$(9,555)	$2,396

Basic earnings per share:

Net income (loss)per share	$0.81	$(0.21)	$0.06

Shares used in computing per share amounts	45,713,271	45,657,710	40,634,522

Diluted earnings per share:

Net income(loss)per share	$0.80	$(0.21)	$0.06

Shares used in computing per share amounts	46,002,376	45,657,710	40,751,802

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity

	($ in thousands, except share data)

Balances at February 3, 2002 (Restated)	32,370,746	$324	$322,667	$(686)	$—	$(261,398)	$60,907

Conversion of debentures net of costs	5,753,740	58	46,058	—	—	—	46,116

Common stock issued in lieu of cash interest paid	136,580	1	1,408	—	—	—	1,409

Stock offering, net of costs	6,878,300	69	78,073	—	—	—	78,142

Issuances of loan to stockholder	—	—	—	(125)	—	—	(125)

Recovery of stockholder receivable	—	—	—	469	—	—	469

Retirement of common stock	(11,952)	—	(137)	—	—	—	(137)

Exercise of options	17,604	—	167	—	—	—	167

Restricted (restated) stock	3,212	—	43	—	—	—	43

Net income	—	—	—	—	—	2,396	2,396

Balances at February 2, 2003 (Restated)	45,148,230	452	448,279	(342)	—	(259,002)	189,387

Exercise of options	1,348,279	13	15,942	—	—	—	15,955

Tax benefit relating to stock option exercise	—	—	2,333	—	—	—	2,333

Recovery of stockholder receivable	—	—	—	269	—	—	269

Retirement of common stock	—	—	—	—	—	—	—

Restricted stock	1,427	—	22	—	—	—	22

Net income (restated)	—	—	—	—	—	(9,555)	(9,555)

Balances at February 1, 2004 (Restated)	46,497,936	465	466,576	(73)	—	(268,557)	$198,411

Repurchase and retirement of common stock	(1,574,956)	(16)	(23,710)	—	—	—	(23,726)

Restricted stock	4,463	—	1,209	—	(1,164)	—	45

Amortization of deferred compensation	—	—	—	—	146	—	146

Recovery of stockholder receivable	—	—	—	63	—	—	63

Exercise of options	188,858	2	2,072	—	—	—	2,074

Tax benefit relating to stock option exercises	—	—	390	—	—	—	390

Net loss	—	—	—	—	—	36,881	36,881

Balances at January 30, 2005	45,116,301	$451	$446,537	$(10)	$(1,018)	$(231,676)	$214,284

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(Restated)	(Restated)
		(See note 1 page 27)	(See note 1 page 27)

($ in thousands)

Cash flows provided by (used in) operating activities:

Net income (loss)	$36,881	$(9,555)	$2,396

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Equity interest in net income from subsidiaries	(36,881)	9,555	(2,396)

Net cash provided by operating activities	—	—	—

Net increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

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

      This financial statement schedule should be read in conjunction with the consolidated financial statements of CSK Auto Corporation and Subsidiaries for descriptions of significant accounting policies and other matters, including guarantees by Corporate. The consolidated financial statements of CSK Auto Corporation and Subsidiaries have been restated for fiscal years 2003 and prior due to a voluntary change in inventory accounting method from Last-in, First-out to First-in, First-out, by CSK Auto, Inc., a wholly owned subsidiary of CSK Auto Corporation. In addition, CSK Auto, Inc. identified errors in its accounting for leases and vendor allowances that required prior year restatements. A more detailed description of the required accounting restatements are in Note 1 to the Consolidated Financial Statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years 2004, 2003, and 2002

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Allowance for Bad Debts:

Year Ended February 2, 2003	$5,230	4,383	(6,877)	$2,736

Year Ended February 1, 2004	$2,736	5,083	(6,242)	$1,577

Year Ended January 30, 2005	$1,577	6,629	(7,536)	$670

Allowance for Closed Stores:

Year Ended February 2, 2003	$6,771	5,026	(7,375)	$4,422

Year Ended February 1, 2004	$4,422	12,669	(4,943)	$12,148

Year Ended January 30, 2005	$12,148	2,191	(6,456)	$7,883

Allowance for Inventory Shrink:

Year Ended February 2, 2003	$20,650	39,518	(43,969)	$16,199

Year Ended February 1, 2004	$16,199	43,728	(46,540)	$13,387

Year Ended January 30, 2005	$13,387	31,077	(31,385)	$13,079

Allowance for Inventory Obsolescence:

Year Ended February 2, 2003	$902	—	(902)	$—

Year Ended February 1, 2004	$—	—	—	$—

Year Ended January 30, 2005	$—	1,469	—	$1,469

Allowance for Deferred Tax Asset:

Year Ended February 2, 2003	$474	971	—	$1,445

Year Ended February 1, 2004	$1,445	—	—	$1,445

Year Ended January 30, 2005	$1,445	—	—	$1,445

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May, 2005.

CSK AUTO CORPORATION

By:	/s/ MAYNARD L. JENKINS JR.

Maynard L. Jenkins, Jr.
Chairman and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 2nd day of May, 2005.

/s/ MAYNARD L. JENKINS JR. Maynard L. Jenkins Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES G. BAZLEN James G. Bazlen	Director

/s/ MORTON GODLAS Morton Godlas	Director

/s/ TERILYN HENDERSON Terilyn Henderson	Director

/s/ CHARLES K. MARQUIS Charles K. Marquis	Director

/s/ CHARLES J. PHILIPPIN Charles J. Philippin	Director

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director

/s/ DON W. WATSON Don W. Watson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibits

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.03		Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).

3.04		Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

3	.04.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

3	.04.2	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 of our Current Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).

4.01		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).

4.02		Amended and Restated Credit Agreement, dated January 16, 2004, by and among CSK Auto, Inc., the several lenders from time to time parties thereto (the Lenders), JPMorgan Chase Bank, as administrative agent for the Lenders, Credit Suisse First Boston, acting through its Cayman Islands Branch, as syndication agent for the Lenders, and Bank of America, N.A. and U.S. Bank N.A., as Co-Documentation Agents for the Lenders, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 20, 2004.

4	.02.1	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 29, 2004, incorporated herein by reference to Exhibit 4.01.1 of our Current Report on Form 10-Q, filed May 10, 2004. (File No. 001-13927)

4	.02.2	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of August 10, 2004, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed August 12, 2004. (File No. 001-13927)

4.03		Indenture dated January 16, 2004, by and among CSK Auto, Inc., CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as guarantors, and the Bank of New York, as Trustee, incorporated herein by reference to our Current Report on Form 8-K filed on January 20, 2004 (File No. 001-13927).

10.01		Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).

10.02		Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).

10.03		Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-43211).

10.04		Restated 1996 Associate Stock Option Plan, incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-67231).

10.05		Amended and Restated Supplemental Executive Retirement Plan Agreement, dated December 18, 2004 between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to our Current Report on Form 8-K, filed December 21, 2004 (File No. 001-13927).

10.06		Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).

10.07		1999 Employee Stock Option Plan, incorporated by reference to our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).

Exhibit
Number		Description of Exhibits

10.08		CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).

10.09		Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).

10.10		CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

10.11		Amended and Restated Lease, dated October 23, 1989 (the Missouri Falls Lease), between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).

10.12		First Amendment to the Missouri Falls Lease, dated November 22, 1991, between Auto and Missouri Falls Associates Limited Partnership, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).

10.13		Amendment to Leases, dated as of October 30, 1996, by and between Missouri Falls Associates Limited Partnership and Auto, incorporated herein by reference to CSK Auto, Inc’s Registration Statement on Form S-4 (File No. 333-22511).

10.14		Lease dated July 31, 1997 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).

10.15		Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated February 23, 2001, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).

10.16		Lease dated April 20, 2000 between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K filed on May 1, 2001 (File No. 001-13927).

10.17		Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, by and between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated by reference to our Registration Statement on Form S-4 filed February 11, 2002.

10.18		Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

10.19		Employment Agreement between CSK Auto, Inc. and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

10.20		Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

10	.21*	Indemnity Agreement — Form of Indemnity Agreement between CSK Auto Corporation and each Director.

10.22		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.23		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Dale Ward, dated February 14, 2002 incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.24		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Don Watson, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.25		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

Exhibit
Number		Description of Exhibits

10.26		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.27		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.28		Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and Bill Evans, dated February 14, 2002, incorporated herein by reference to our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).

10.29		Indicative Callable Swap Term Sheet dated April 5, 2004, between Lehman Brothers and CSK Auto, Inc., incorporated herein by reference to Exhibit 10.57 of our Annual Report on Form 10-K, filed April 15, 2004. (File No. 001-13927)

10.30		Amended and Restated Registration Rights Agreement dated May 16, 2002, by and between CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3, filed May 17, 2002 (File No. 333-77008).

10.31		Employment Agreement, dated March 30, 2000, between CSK Auto, Inc. and Jim Bazlen incorporated herein by reference to Exhibit 10.47 of our Annual Report on Form 10-K filed May 5, 2003 (File No. 001-13927).

10	.31.1	Amendment to Employment Agreement with James Bazlen dated October 15, 2004 incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K filed October 20, 2004 (File No. 001-13927).

10.32		Non-Qualified Stock Option Agreement — Employee Form to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 20, 2004 (File No. 001-13927).

10.33		Non-Qualified Stock Option Agreement — Director Form to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K filed October 20, 2004 (File No. 001-13927).

10.34		Restricted Stock Agreement to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 20, 2004 (File No. 001-13927).

10.35		Stock Purchase Agreement dated January 21, 2005 by and between CSK Auto, Inc. and Mobile Productivity, Inc., incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K filed January 26, 2005 (File No. 001-13927).

10	.36*	Summary of Executive Compensation Agreements.

10	.37*	Waiver, effective May 1, 2005, to the Amended and Restated Credit Agreement dated as of January 16, 2004, by and among CSK AUTO, INC., the several banks and other financial institutions or entities from time to time party thereto (the “Lenders”), and JPMorgan Chase Bank, as administrative agent for the Lenders.

18	.01*	Preferability letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm concerning our change in inventory valuation method from LIFO to FIFO.

21	.01*	Subsidiaries of the Company.

23	.01*	Consent of Independent Registered Public Accounting Firm dated May 2, 2005.

31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.0*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith