Form 10-Q/A
period 2004-05-02
CSK AUTO CORP
filed 2005-06-10
CIK 1051848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

As previously disclosed in the Current Report on Form 8-K as filed by CSK Auto Corporation, (the “Company”) on April 18, 2005, the Audit Committee of the Board of Directors and management of the Company concluded that, due to certain accounting errors, the Company’s annual financial statements for the fiscal years ended February 1, 2004 (fiscal 2003) and February 2, 2003 (fiscal 2002), and the related interim financial statements for each of the quarters within those years, as well as the first three quarters for the fiscal year ended January 30, 2005 (fiscal 2004), should be restated.

The restatements contained in this Form 10-Q/A for the quarterly period ended May 2, 2004 reflect corrections and adjustments required as a result of the following items.

1. In the course of the Company’s review of its lease accounting practices, the Company identified accounting errors pertaining to the evaluation of lease terms (thus impacting the amortization of leasehold improvements), free rent periods (i.e., rent holidays), straight-lining of minimum lease payments, the classification of landlord incentives/allowances, and the treatment of costs incurred for certain stores that are constructed and subsequently transferred to our landlords.

2. The Company has historically recognized estimated vendor allowances in a systematic manner ratably over a performance period that ran from October through September. This recognition period was initially selected to match the expected benefits to be received with expected costs the Company was incurring to perform promotional activities. The Company reevaluated this accounting convention and concluded that the recognition period should be corrected to the contractual period which corresponds to a calendar year because substantially all allowances are determined and collected based on purchases from vendors in the calendar year.

3. The Company also recently identified vendor allowances recorded in prior periods that will not be collected and has determined that the amounts were recorded in error and should not have been recognized in earlier periods. In addition, we identified certain vendor allowances recorded in improper periods.

4. The Company implemented a voluntary change in accounting for inventory costs from the Last-In, First-Out (LIFO) method to the First-In, First-Out (FIFO) method of accounting for inventories in fiscal 2004. Such a change in inventory accounting method requires a retroactive restatement of prior periods and has a material impact on the Company’s historical financial statements. The Company believes the change is preferable because it will result in reported inventory cost on our balance sheet that approximates replacement costs instead of higher historical costs under LIFO. A preferability letter from our independent registered public accounting firm, PricewaterhouseCoopers LLP, was filed with the Securities and Exchange Commission on May 2, 2005 as part of the Company’s Annual Report on Form 10-K.

See Note 1, Accounting Change and Restatements of Financial Statements, in the accompanying Consolidated Financial Statements (including the notes thereto), and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the impact of these restatements. This amended Quarterly Report on Form 10-Q/A amends and restates only those items of the previously filed Form 10-Q for the thirteen weeks ended May 2, 2004 and May 4, 2003, that have been affected by these restatements. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except for the foregoing restatements. As a result, this amended Quarterly Report on Form 10-Q/A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-Q/A and the original Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and/or will file with the SEC after the original filing date of the Quarterly Report on Form 10-Q.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	May 2,	February 1,
	2004	2004
	(Restated)	(Restated)
ASSETS
Cash and cash equivalents	$43,561	$37,221
Receivables, net of allowances of $1,622 and $1,577, respectively	93,765	91,932
Inventories	536,088	522,849
Deferred income taxes	60,381	67,857
Prepaid expenses and other current assets	22,369	21,123

Total current assets	756,164	740,982

Property and equipment, net	136,724	140,275
Leasehold interests, net	11,810	12,278
Goodwill	127,069	127,069
Other assets, net	36,711	27,388

Total assets	$1,068,478	$1,047,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$188,079	$177,150
Accrued payroll and related expenses	48,174	47,498
Accrued expenses and other current liabilities	48,545	49,617
Current maturities of long term debt	2,780	2,743
Current maturities of capital lease obligations	9,892	10,240

Total current liabilities	297,470	287,248

Long term debt	489,418	498,726
Obligations under capital leases	12,811	15,017
Deferred income taxes	3,421	3,333
Other liabilities	53,672	45,257

Total non-current liabilities	559,322	562,333

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 46,530,750 and 46,497,936 shares issued and outstanding at May 2, 2004 and February 1, 2004, respectively	465	465
Additional paid-in capital	467,028	466,576
Stockholder receivable	(65)	(73)
Accumulated deficit	(255,742)	(268,557)

Total stockholders’ equity	211,686	198,411

Total liabilities and stockholders’ equity	$1,068,478	$1,047,992

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 4,
	2004	2003
	(Restated)	(Restated)
Net sales	$397,054	$377,449
Cost of sales	208,359	214,596

Gross profit	188,695	162,853
Other costs and expenses:
Operating and administrative	158,712	148,959
Store closing costs	326	93

Operating profit	29,657	13,801
Interest expense, net	8,614	14,270

Income before income taxes	21,043	(469)
Income tax expense (benefit)	8,228	(259)

Net income (loss)	$12,815	$(210)

Basic earnings per share:
Net income (loss)	$0.28	$(0.01)
Shares used in computing per share amounts	46,517	45,149
Diluted earnings per share:
Net income (loss)	$0.27	$(0.01)
Shares used in computing per share amounts	46,885	45,149

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional
	Common Stock		Paid-in	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balances at February 1, 2004 (Restated)	46,497,936	$465	$466,576	$(73)	$(268,557)	$198,411
Exercise of options	32,814	—	346	—	—	346
Tax benefit relating to stock option exercises	—	—	106	—	—	106
Repayment of stockholder receivable	—	—	—	8	—	8
Net income (Restated)	—	—	—	—	12,815	12,815

Balances at May 2, 2004 (Restated)	46,530,750	$465	$467,028	$(65)	$(255,742)	$211,686

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 4,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$12,815	$(210)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,185	8,712
Amortization of other items	1,032	926
Amortization of deferred financing costs	483	1,286
Amortization of long term debt fair market value adjustment	(27)	—
Accretion of debt discount	14	226
Losses on disposal of property, equipment and other assets	174	340
Tax benefit relating to stock option exercises	106	—
Deferred income taxes	7,564	(522)
Change in operating assets and liabilities:
Receivables	(709)	9,687
Inventories	(20,823)	(16,668)
Prepaid expenses and other current assets	(1,246)	(1,157)
Accounts payable	7,767	8,029
Accrued payroll, accrued expenses and	392	6,029
other current liabilities Other operating activities	(556)	(650)

Net cash provided by operating activities	15,171	16,028

Cash flows from investing activities:
Capital expenditures	(4,817)	(1,522)
Other investing activities	(817)	(858)

Net cash used in investing activities	(5,634)	(2,380)

Cash flows from financing activities:
Borrowings under senior credit facility	20,600	56,000
Payments under senior credit facility	(20,600)	(68,000)
Payment of debt issuance costs	(854)	—
Payments on capital lease obligations	(2,554)	(2,774)
Proceeds from seller financing arrangements	—	600
Payments on seller financing arrangements	(45)	(41)
Proceeds from repayment of stockholder receivable	8	—
Proceeds from exercise of stock options	346	8
Other financing activities	(98)	(92)

Net cash used in financing activities	(3,197)	(14,299)

Net increase (decrease) in cash and cash equivalents	6,340	(651)
Cash and cash equivalents, beginning of period	37,221	15,519

Cash and cash equivalents, end of period	$43,561	$14,868

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

Note 1 — Accounting Change and Restatements of Financial Statements

     We implemented a voluntary change in accounting for inventories, which is effected by a retroactive restatement of our historical financial statements. In addition, we identified errors in our accounting for leases and vendor allowances, which required a restatement of our previously issued historical financial statements.

          Change in inventory accounting method

     We historically used the last-in, first-out (“LIFO”) method for accounting for inventories. In the fourth quarter of fiscal 2004, we changed our method of determining the cost of inventories to the first-in, first-out (“FIFO”) method. We have applied this accounting change retroactively by restating prior period financial statements as required by Accounting Principles Board Opinion No. 20, Accounting Changes.

     Our inventory levels over the last five years have increased modestly due to new store openings and growth. During the same time, we were able to reduce the overall unit costs of our inventories. In this environment, our LIFO method of accounting was resulting in an increasing difference between the carrying cost of inventories on our balance sheet and our current product acquisition costs. The carrying cost on our balance sheet under LIFO reflected the higher prices paid for inventories in prior periods and also included higher costs paid for inventories purchased in connection with business acquisitions the last of which occurred in fiscal 1999. Since we do not expect the pricing environment for most products we purchase to change dramatically in the foreseeable future, this difference between LIFO cost and replacement cost can be expected to continue and possibly increase as we continue to pursue strategies to reduce our product acquisition costs. In the fourth quarter of fiscal 2004, we changed to the FIFO method of inventory accounting which will result in reported inventory cost on our balance sheet that approximates replacement costs, which we believe is preferable to continuing to report our inventories at the higher costs we experienced in prior years.

     Although the primary effect of the change was a decrease in inventory on our balance sheet, it also has a significant impact on our determination of cost of sales because of differences in unit costs and increases in the amount of vendor allowances and inventory purchasing and handling costs that will remain in inventory at period end under FIFO. As shown in the tables below, the change had the effect of decreasing our cost of sales and increasing our gross profit by approximately $0.9 million in the thirteen weeks ended May 2, 2004. The change increased our cost of sales and decreased our gross profit by approximately $13.8 million in the thirteen weeks ended May 4, 2003 primarily as a result of higher product costs under the FIFO method.

          Lease accounting restatement

     We operate in excess of 1,100 leased locations, primarily consisting of retail stores but also including warehouses, distribution centers and our corporate office facilities. We identified accounting errors pertaining to the evaluation of lease terms (thus impacting our amortization of leasehold improvements), free rent periods (i.e., rent holidays), straight-lining of minimum escalating lease payments, the classification of landlord incentives/allowances, and the treatment of costs incurred for certain stores which are constructed and subsequently transferred to our landlords. We have corrected these errors by restating prior period financial statements.

     We reevaluated our lease terms for our operating leases, which resulted in a reduction to the useful life assumption for depreciating leasehold improvements. We previously depreciated leasehold improvements over the term of the lease which consisted of the initial term and could include one renewal option period but no more than 15 years in total. We now include renewal option periods when determining the life of our leasehold improvements only if they are to be included in the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended. The impact of this change increased our annual depreciation expense for the earlier years of the leases.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     We previously recorded build-out allowances received from landlords as an offset to the amounts capitalized as leasehold improvements. We are now recording such allowances as a deferred rent liability with a related increase in recorded leasehold improvements or property assets resulting in an increase to depreciation expense while the amortization of the deferred rent liability reduces operating rent expense over the lease term. This correction also increases our reported capital expenditures (investing cash flows) and our operating cash flows we report in our Consolidated Statements of Cash Flows.

     We identified a small number of stores where the extent of our monetary involvement in the construction of the store (based on the excess of our construction costs over the landlord’s reimbursement to us of such costs) results in the Company being considered the owner of the property during the construction period and in capitalization of the construction costs as an asset and recording the landlord reimbursement as construction debt under Emerging Issues Task Force (“EITF”) No. 97-10, “The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”).

     We also identified situations where we did not straight-line escalating rent or recognize rent for free rent periods. The net effect of the required adjustments to address these errors increased rent expenses in our historical financial statements.

     The Company’s overall cash flow was not impacted by these corrections.

          Vendor allowance restatements

     We historically recognized estimated vendor allowances in a systematic manner ratably over our expected performance period that ran from October through September. This recognition period was initially selected to match the estimated benefits to be received with estimated costs the Company was incurring to perform promotional activities required to earn the vendor allowances. We reevaluated this accounting convention and concluded that the recognition period should be corrected to the contractual period which corresponds to a calendar year because substantially all allowances are determined and collected based on purchases from vendors in the calendar year.

     We also identified vendor allowances recorded in fiscal 2003 that will not be collected and have determined that the amounts were recorded because of errors in earlier periods. In addition, we identified certain vendor allowances recorded in improper periods. We have applied the changes required retroactively by restating prior period financial statements.

          Effect of restatements on retained earnings

     The cumulative effect of the accounting restatements and the retroactive accounting change increased our accumulated deficit at February 2, 2003 by approximately $112.8 million and consisted of approximately $78.4 million attributable to the inventory method change, approximately $11.8 million for the lease accounting errors and approximately $22.6 million for the vendor allowance errors.

     The effect of the above mentioned errors and accounting change on our previously reported financial statements are detailed as follows. The effect of the errors and accounting change are presented for the following statements:

•	Consolidated Balance Sheet as of May 2, 2004 and February 1, 2004;

•	Consolidated Statements of Operations for the thirteen weeks ended May 2, 2004 and May 4, 2003;

•	Consolidated Statement of Stockholders’ Equity as of May 2, 2004; and

•	Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2004 and May 4, 2003.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
AS OF May 2, 2004
(in thousands)
(Unaudited)

			Vendor Allowances		As
	As		Change in		Corrected	Inventory
	Previously		Recognition	Other	and	Accounting	As
	Reported	Leases	Period	Items	Restated	Change	Restated

ASSETS

Cash and cash equivalents	$43,561				43,561		$43,561
Receivables, net of allowances	139,124		(28,862)	(16,497)	93,765		93,765
Inventories	678,626				678,626	(142,538)	536,088
Deferred income taxes	—		11,451	6,540	17,991	42,390	60,381
Prepaid expenses and other current assets	22,369				22,369		22,369

Total current assets	883,680		(17,411)	(9,957)	856,312	(100,148)	756,164

Property and equipment, net	121,589	15,135			136,724		136,724
Leasehold interests, net	11,810				11,810		11,810
Goodwill, net	127,069				127,069		127,069
Other assets, net	36,711				36,711		36,711

Total assets	$1,180,859	15,135	(17,411)	(9,957)	1,168,626	(100,148)	$1,068,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$188,079				188,079		$188,079
Accrued payroll and related expenses	48,174				48,174		48,174
Accrued expenses and other current liabilities	48,545				48,545		48,545
Deferred income taxes	6,778				6,778	(6,778)	—
Current maturities of long term debt	2,550	230			2,780		2,780
Current maturities of capital lease obligations	9,892				9,892		9,892

Total current liabilities	304,018	230	—	—	304,248	(6,778)	297,470

Long term debt	483,237	6,181			489,418		489,418
Obligations under capital leases	12,811				12,811		12,811
Deferred income taxes	13,209	(8,856)			4,353	(932)	3,421
Other	22,613	31,059			53,672		53,672

Total non-current liabilities	531,870	28,384	—	—	560,254	(932)	559,322

Commitments and contingencies Stockholders’ equity
Common stock	465				465		465
Additional paid-in capital	467,028				467,028		467,028
Stockholder receivable	(65)				(65)		(65)
Accumulated deficit	(122,457)	(13,479)	(17,411)	(9,957)	(163,304)	(92,438)	(255,742)

Total stockholders’ equity	344,971	(13,479)	(17,411)	(9,957)	304,124	(92,438)	211,686

Total liabilities and stockholders’ equity	$1,180,859	15,135	(17,411)	(9,957)	1,168,626	(100,148)	$1,068,478

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 1, 2004
(in thousands)
(Unaudited)

			Vendor Allowances		As
	As		Change in		Corrected	Inventory
	Previously		Recognition	Other	and	Accounting
	Reported	Leases	Period	Items	Restated	Change	As Restated

ASSETS
Cash and cash equivalents	$37,221				37,221		$37,221
Receivables, net of allowances	136,523		(29,147)	(15,444)	91,932		91,932
Inventories	666,263				666,263	(143,414)	522,849
Deferred income taxes	787		11,562	6,127	18,476	49,381	67,857
Prepaid expenses and other current assets	21,123				21,123		21,123

Total current assets	861,917		(17,585)	(9,317)	835,015	(94,033)	740,982

Property and equipment, net	124,813	15,462			140,275		140,275
Leasehold interests, net	12,278				12,278		12,278
Goodwill, net	127,069				127,069		127,069
Other assets, net	27,388				27,388		27,388

Total assets	$1,153,465	15,462	(17,585)	(9,317)	1,142,025	(94,033)	$1,047,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$177,150				177,150		$177,150
Accrued payroll and related expenses	47,498				47,498		47,498
Accrued expenses and other current liabilities	49,617				49,617		49,617
Current maturities of long term debt	2,550	193			2,743		2,743
Current maturities of capital lease obligations	10,240				10,240		10,240

Total current liabilities	287,055	193	—	—	287,248	—	287,248

Long term debt	492,463	6,263			498,726		498,726
Obligations under capital leases	15,017				15,017		15,017
Deferred income taxes	13,121	(8,727)			4,394	(1,061)	3,333
Other	14,251	31,006			45,257		45,257

Total non-current liabilities	534,852	28,542	—	—	563,394	(1,061)	562,333

Commitments and contingencies Stockholders’ equity
Common stock	465				465		465
Additional paid-in capital	466,576				466,576		466,576
Stockholder receivable	(73)				(73)		(73)
Accumulated deficit	(135,410)	(13,273)	(17,585)	(9,317)	(175,585)	(92,972)	(268,557)

Total stockholders’ equity	331,558	(13,273)	(17,585)	(9,317)	291,383	(92,972)	198,411

Total liabilities and stockholders’ equity	$1,153,465	15,462	(17,585)	(9,317)	1,142,025	(94,033)	$1,047,992

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
for the Thirteen Weeks Ended May 2, 2004
(in thousands, except per share data)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting
	Reported	Leases	Period	Items	and Restated	Change	As Restated

Net Sales	$397,054				$397,054		$397,054
Cost of Sales	208,458	9	(285)	1,053	209,235	(876)	208,359

Gross Profit	188,596	(9)	285	(1,053)	187,819	876	188,695

Other costs and expenses:
Operating and administrative	158,745	(33)			158,712		158,712
Store closing costs	326				326		326

Operating profit	29,525	24	285	(1,053)	28,781	876	29,657
Interest expense	8,255	359			8,614		8,614

Income (loss) before income taxes	21,270	(335)	285	(1,053)	20,167	876	21,043
Income tax expense (benefit)	8,317	(132)	112	(414)	7,883	345	8,228

Net income (loss)	$12,953	(203)	173	(639)	$12,284	531	$12,815

Basic earnings per share:
Net income (loss) per share	$0.28	(0.00)	0.00	(0.01)	$0.27	0.01	$0.28
Shares used in computing per share amounts	46,517						46,517

Diluted earnings per share:
Net income (loss) per share	$0.28	(0.01)	0.00	(0.01)	$0.26	0.01	$0.27
Shares used in computing per share amounts	46,885						46,885

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
for the Thirteen Weeks Ended May 4, 2003
(in thousands, except per share data)
(Unaudited)

			Vendor Allowances
	As		Change in		As Corrected	Inventory
	Previously		Recognition	Other	and	Accounting
	Reported	Leases	Period	Items	Restated	Change	As Restated

Net Sales	$377,449				$377,449		$377,449
Cost of Sales	202,425	8	(1,559)	(117)	200,757	13,839	214,596

Gross Profit	175,024	(8)	1,559	117	176,692	(13,839)	162,853

Other costs and expenses:
Operating and administrative	148,723	236			148,959		148,959
Store closing costs	93				93		93

Operating profit	26,208	(244)	1,559	117	27,640	(13,839)	13,801
Interest expense	13,936	334			14,270		14,270

Income (loss) before income taxes	12,272	(578)	1,559	117	13,370	(13,839)	(469)
Income tax expense (benefit)	4,749	(227)	613	46	5,181	(5,440)	(259)

Net income (loss)	$7,523	(351)	946	71	$8,189	(8,399)	$(210)

Basic earnings per share:
Net income (loss) per share	$0.17	(0.01)	0.02	0.00	$0.18	(0.19)	$(0.01)
Shares used in computing per share amounts	45,149						45,149

Diluted earnings per share:
Net income (loss) per share	$0.17	(0.01)	0.02	0.00	$0.18	(0.19)	$(0.01)
Shares used in computing per share amounts	45,188						45,149

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
for the Thirteen Weeks Ended May 2, 2004
(in thousands)
(Unaudited)

			Vendor Allowances		As
	As		Change in		Corrected	Inventory
	Previously		Recognition	Other	and	Accounting	As
	Reported	Leases	Period	Items	Restated	Change	Restated

Cash Flows provided by (used in) operating activities:

Net income (loss)	$12,953	(203)	173	(639)	12,284	531	$12,815
Adjustments to reconcile net income (loss) to net cash provided by operating activites:
Depreciation & amortization on PP&E	7,332	853			8,185		8,185
Amortization of other items	1,032				1,032		1,032
Amortization of deferred financing costs	483				483		483
Amortization of long term debt fair market value adjustment	(27)				(27)		(27)
Accretion of debt discount	14				14		14
Loss on disposal of property, equipment and other assets	235	(61)			174		174
Tax benefit relating to stock option exercises	106				106		106
Deferred income taxes	7,653	(132)	112	(414)	7,219	345	7,564

Changes in operating assets and liabilities:
Receivables	(1,477)		(285)	1,053	(709)		(709)
Inventories	(19,947)				(19,947)	(876)	(20,823)
Prepaid expenses and other current assets	(1,246)				(1,246)		(1,246)
Accounts payable	7,767				7,767		7,767
Accrued payroll, accrued expenses, & other current liabilities	392				392		392
Other operating activities	(609)	53			(556)		(556)

Net cash provided by operating activities	14,661	510	—	—	15,171	—	15,171

Capital expenditures	(4,352)	(465)			(4,817)		(4,817)
Other investing activities	(817)				(817)		(817)

Net cash used in investing activities:	(5,169)	(465)	—	—	(5,634)	—	(5,634)

Borrowings under senior credit facility	20,600				20,600		20,600
Payments under senior credit facility	(20,600)				(20,600)		(20,600)
Payment of debt issuance costs	(854)				(854)		(854)
Payments on capital lease obligations	(2,554)				(2,554)		(2,554)
Exercise of options	346				346		346
Payments on seller financing arrangements	—	(45)			(45)		(45)
Recovery of stockholder’s receivable	8				8		8
Other financing activities	(98)				(98)		(98)

Net cash used in financing activities:	(3,152)	(45)	—	—	(3,197)	—	(3,197)

Net increase in cash	6,340						6,340
Cash and cash equivalents, beginning of period	37,221						37,221

Cash and cash equivalents, end of period	$43,561						$43,561

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
for the Thirteen Weeks Ended May 4, 2003
($ in thousands)
(Unaudited)

			Vendor Allowances		As
	As		Change in		Corrected	Inventory
	Previously		Recognition	Other	and	Accounting	As
	Reported	Leases	Period	Items	Restated	Change	Restated

Cash Flows provided by (used in) operating activities:

Net income (loss)	$7,523	(351)	946	71	8,189	(8,399)	$(210)
Adjustments to reconcile net income (loss) to net cash provided by operating activites:
Depreciation & amortization on PP&E	7,712	1,000			8,712		8,712
Amortization of other items	926				926		926
Amortization of deferred financing costs	1,286				1,286		1,286
Amortization of long term debt fair market value adjustment	—				—		—
Accretion of debt discount	226				226		226
Loss on disposal of property, equipment and other assets	357	(17)			340		340
Tax benefit relating to stock option exercises	—				—		—
Deferred income taxes	4,486	(227)	613	46	4,918	(5,440)	(522)

Changes in operating assets and liabilities:
Receivables	11,363		(1,559)	(117)	9,687		9,687
Inventories	(30,507)				(30,507)	13,839	(16,668)
Prepaid expenses and other current assets	(1,157)				(1,157)		(1,157)
Accounts payable	8,029				8,029		8,029
Accrued payroll, accrued expenses, & other current liabilities	6,029				6,029		6,029
Other operating activities	(586)	(64)			(650)		(650)

Net cash provided by operating activities	15,687	341	—	—	16,028	—	16,028

Capital expenditures	(622)	(900)			(1,522)		(1,522)
Other investing activities	(858)				(858)		(858)

Net cash used in investing activities:	(1,480)	(900)	—	—	(2,380)	—	(2,380)

Borrowings under senior credit facility	56,000				56,000		56,000
Payments under senior credit facility	(68,000)				(68,000)		(68,000)
Payment of debt issuance costs	—				—		—
Payments on capital lease obligations	(2,774)				(2,774)		(2,774)
Exercise of options	8				8		8
Proceeds from seller financing arrangements	—	600			600		600
Payments on seller financing arrangements	—	(41)			(41)		(41)
Recovery of stockholder’s receivable	—				—		—
Other financing activities	(92)				(92)		(92)

Net cash provided by (used in) financing activities:	(14,858)	559	—	—	(14,299)	—	(14,299)

Net decrease in cash	(651)						(651)
Cash and cash equivalents, beginning of period	15,519						15,519

Cash and cash equivalents, end of period	$14,868						$14,868

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Basis of Presentation

     We prepared the unaudited consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position and the results of our operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 1, 2004,as restated, as included in our Annual Report on Form 10-K, dated January 30, 2005, filed with the SEC on May 2, 2005.

Note 3 — Recent Accounting Pronouncements

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

     The FASB has released an Exposure Draft, “Share-Based Payment — An Amendment to FASB Statements No. 123 and 95”, which revises the rules governing stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in the statements of operations. The comment period ends June 30, 2004. The effective date of this Statement is expected to be in fiscal 2005. The pro forma impact on the first quarter of fiscal 2004 of expense recognition of unvested stock options is calculated, as required under SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed in Note 8 of these financial statements.

Note 4 — Inventories

     Inventories are valued at the lower of cost or market, cost being determined utilizing the First-in First-out (“FIFO”) method. In most instances, we retain the ability to return damaged, obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return merchandise inventory (generally for certain import products), we may from time to time record an allowance representing an estimated loss for the difference between the cost of any damaged, obsolete or excess product and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we assess whether we expect to sell any significant amount of inventory below cost and, if so, record an estimated allowance. We refer to this allowance as an obsolescence allowance.

     At each balance sheet reporting date, we adjust our inventory carrying balances by the capitalization of certain operating and overhead administrative costs associated with purchasing and handling of inventory, an estimation of vendor allowances that remain in ending inventory at period end and an estimation of allowances for inventory shrinkage and obsolescence as follows:

	May 2, 2004	February 1, 2004 (1)
	(Restated)	(Restated)
	($ in millions)
FIFO cost	$568.5	$557.0
Administrative and overhead costs	39.9	39.6
Vendor allowances	(58.4)	(60.4)
Shrinkage	(13.9)	(13.4)

Net inventory	$536.1	$522.8

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1)	FIFO cost, capitalized administration and overhead costs, and vendor allowance amounts have been adjusted from those previously reported in our Form 10-K , filed with the SEC on May 2, 2005, to reflect the correct balances. Net inventory did not change.

Note 5 — Store Closing Costs

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

     We account for the costs of closed stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, costs of operating lease commitments for a closed store are recognized as expense at fair value at the time we cease using the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.

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

Note 6 — Long Term Debt

     Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	May 2,	February 1,
	2004	2004
	(Restated)	(Restated)
Senior credit facility — term loan	$255,000	$255,000
Senior credit facility — revolving credit commitment	—	—
12% senior notes	14,910	14,910
Unamortized original issue discount on 12% senior notes	(135)	(149)
7% senior subordinated notes	225,000	225,000
Seller financing arrangements	6,411	6,456

Notes and loans, including current maturities	501,186	501,217
Fair market value adjustment on $100.0 million of 7% senior subordinated notes (SFAS No. 133 hedge accounting adjustment)	(9,213)	—
Fair market value adjustment on remaining balance of 12% senior notes (SFAS No. 133 hedge accounting adjustment)	225	252

Total debt	492,198	501,469
Less: current maturities under senior credit facility	2,550	2,550
seller financing arrangements	230	193

Total long term debt	$489,418	$498,726

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

Note 7 — Earnings Per Share

     Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2004	May 4, 2003
	(Restated)	(Restated)
Numerator for basic and diluted EPS:
Net income (loss)	$12,815	$(210)

Denominator for basic EPS:
Weighted average shares outstanding (basic)	46,517	45,149

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	46,517	45,149

	Thirteen Weeks Ended
	May 2, 2004	May 4, 2003
	(Restated)	(Restated)
Effect of dilutive stock options	368	—

Weighted average shares outstanding (diluted)	46,885	45,149

Shares excluded as a result of anti-dilution:
Stock options	346	2,969

Note 8 — Stock Based Compensation

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

	Thirteen Weeks
	Ended
	May 2,	May 4,
	2004	2003
	(Restated)	(Restated)
Net income (loss) — as reported	$12,815	$(210)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(170)	(245)

Net income (loss) — pro forma	$12,645	$(455)

Earnings per share — basic:
As reported	$0.28	$(0.01)
Pro forma	0.27	(0.01)
Earnings per share — diluted:
As reported	$0.27	$(0.01)
Pro forma	0.27	(0.01)

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Accounting Change and Restatements of Financial Statements

     We implemented a voluntary change in accounting for inventories, which is effected by a retroactive restatement of our historical financial statements. In addition, we identified errors in our accounting for leases and vendor allowances, which required a restatement of our previously issued historical financial statements.

          Change in inventory accounting method

     We historically used the last-in, first-out (“LIFO”) method for accounting for inventories. In the fourth quarter of fiscal 2004, we changed our method of determining the cost of inventories to the first-in, first-out (“FIFO”) method. We have applied this accounting change retroactively by restating prior period financial statements as required by Accounting Principles Board Opinion No. 20, Accounting Changes.

     Our inventory levels over the last five years have increased modestly due to new store openings and growth. During the same time, we were able to reduce the overall unit costs of our inventories. In this environment, our LIFO method of accounting was resulting in an increasing difference between the carrying cost of inventories on our balance sheet and our current product acquisition costs. The carrying cost on our balance sheet under LIFO reflected the higher prices paid for inventories in prior periods and also included higher costs paid for inventories purchased in connection with business acquisitions the last of which occurred in fiscal 1999. Since we do not expect the pricing environment for most products we purchase to change dramatically in the foreseeable future, this difference between LIFO cost and replacement cost can be expected to continue and possibly increase as we continue to pursue strategies to reduce our product acquisition costs. In the fourth quarter of fiscal 2004, we changed to the FIFO method of inventory accounting which will result in reported inventory cost on our balance sheet that approximates replacement costs, which we believe is preferable to continuing to report our inventories at the higher costs we experienced in prior years.

     Although the primary effect of the change was a decrease in inventory on our balance sheet, it also has a significant impact on our determination of cost of sales because of differences in unit costs and increases in the amount of vendor allowances and inventory purchasing and handling costs that will remain in inventory at period end under FIFO. The change had the effect of decreasing our cost of sales and increasing our gross profit by approximately $0.9 million in the thirteen weeks ended May 2, 2004. The change increased our cost of sales and decreased our gross profit by approximately $13.8 million in the thirteen weeks ended May 4, 2003.

          Lease accounting restatement

     We operate in excess of 1,100 leased locations, primarily consisting of retail stores but also including warehouses, distribution centers and our corporate office facilities. We identified accounting errors pertaining to the evaluation of lease terms (thus impacting our amortization of leasehold improvements), free rent periods (i.e., rent holidays), straight-lining of minimum escalating lease payments, the classification of landlord incentives/allowances, and the treatment of costs incurred for certain stores which are constructed and subsequently transferred to our landlords. We have corrected these errors by restating prior period financial statements.

     We reevaluated our lease terms for our operating leases, which resulted in a reduction to the useful life assumption for depreciating leasehold improvements. We previously depreciated leasehold improvements over the term of the lease which consisted of the initial term and could include one renewal option period but no more than 15 years in total. We now include renewal option periods when determining the life of our leasehold improvements only if they are included in the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended. The impact of this increased our annual depreciation expense for the earlier years of the leases.

     We previously recorded build-out allowances received from landlords as an offset to the amounts capitalized as leasehold improvements. We are now recording such allowances as a deferred rent liability with a related increase in recorded leasehold improvements or property assets resulting in an increase to depreciation expense while the amortization of the deferred rent liability reduces operating rent expense over the lease term. This correction also increases our reported capital expenditures (investing cash flows) and our operating cash flows we report in our Consolidated Statements of Cash Flows.

     We identified a small number of stores where the extent of our monetary involvement in the construction of the store (based on the excess of our construction costs over the landlord’s reimbursement to us of such costs) results in the Company being considered the owner of the property during the construction period and in capitalization of the construction costs as an asset and recording the landlord reimbursement as construction debt under Emerging Issues Task Force (“EITF”) No. 97-10, “The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”).

     We also identified situations where we did not straight-line escalating rent or recognize rent for free rent periods. The net effect of the required adjustments to address these errors increased rent expenses in our historical financial statements.

     The Company’s overall cash flow was not impacted by these corrections.

          Vendor allowance restatements

     We historically recognized estimated vendor allowances in a systematic manner ratably over our expected performance period that ran from October through September. This recognition period was initially selected to match the estimated benefits to be received with estimated costs the Company was incurring to perform promotional activities required to earn the vendor allowances. We reevaluated this accounting convention and concluded that the recognition period should be corrected to the contractual period which corresponds to a calendar year because substantially all allowances are determined and collected based on purchases from vendors in the calendar year.

     We also identified vendor allowances recorded in fiscal 2003 that will not be collected and have determined that the amounts were recorded because of errors in earlier periods. In addition, we identified certain vendor allowances recorded in improper periods. We have applied the changes required retroactively by restating prior period financial statements.

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

     Net income for the first quarter of fiscal 2004 increased significantly compared to the thirteen weeks ended May 4, 2003 (the “first quarter of fiscal 2003”). Net income was positively impacted by our increased sales, gross profit and lower interest expense resulting primarily from our January 2004 refinancing.

     Automotive Information Systems, Inc. (“AIS”) is a wholly owned subsidiary of CSK Auto, Inc. that provides diagnostic vehicle repair information to automotive technicians, automotive replacement parts manufacturers, automotive test equipment manufacturers, and to DIY consumers. We are continuing to examine alternatives that will allow us to maximize the potential value of AIS without significantly increasing our capital commitment. Possibilities include joint ventures or a sale in a manner that would allow us to retain certain of the attributes of AIS we deem most valuable to our business. We do not anticipate that any potential transaction will have a material affect on our 2004 consolidated results of operations or our financial condition.

     The following discussion and analysis presents factors that affected our consolidated results of operations for the quarter ended May 2, 2004 and our consolidated financial position at that date. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q/A as well as the Consolidated Financial Statements and related Notes thereto in our Annual Report on Form 10-K, dated January 30, 2005, (“2004 Annual Report”), which was filed with the

Securities and Exchange Commission on May 2, 2005.

Results of Operations

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended
	May 2,	May 4,
	2004	2003
	(Restated)	(Restated)
Net sales	100.0%	100.0%
Cost of sales	52.5	56.9

Gross profit	47.5	43.1
Operating and administrative	39.9	39.4
Store closing costs	0.1	0.0

Operating profit	7.5	3.7
Interest expense, net	2.2	3.8

Income (loss) before income tax expense	5.3	(0.1)
Income tax expense (benefit)	2.1	(0.1)

Net income (loss)	3.2%	(0.0)%

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

     Gross profit was $188.7 million, or 47.5% of net sales, for the first quarter of fiscal 2004, as compared to $162.9 million, or 43.1% of net sales, for the first quarter of fiscal 2003. The increased gross profit margin dollars and percent are a result of our continuing efforts to lower the acquisition costs of our core products and our ability to source our promotional products at more favorable terms. We have also reduced our store inventory shrinkage through improved store procedures and enhanced inventory control systems. In addition, vendor allowances were slightly higher in the first quarter of fiscal 2004 than in the first quarter of fiscal 2003.

     Operating profit for the first quarter of fiscal 2004 totaled $29.7 million, or 7.5% of net sales, compared to $13.8 million, or 3.7% of net sales, for the first quarter of fiscal 2003. Operating and administrative expenses were 39.9% of sales in the first quarter of fiscal 2004 as compared to 39.4% of sales in the same quarter of fiscal 2003. The percentage increase is primarily attributed to slightly higher incentive payments and benefit costs associated with our employee compensation programs.

     Interest expense for the first quarter of fiscal 2004 decreased to $8.6 million from $14.3 million in the first quarter of fiscal 2003, primarily as a result of the lower interest rate structure as a result of our January 2004 refinancing.

     Income tax expense for the first quarter of fiscal 2004 was $8.2 million, compared to an income tax benefit of $0.3 million for the comparable period of fiscal 2003. Our effective tax rate increased to 39.1% due to our increased earnings and as a result of the non-deductibility of certain employee benefits and a reduction in employment based state tax credits as a percentage of pretax income. In the first quarter of fiscal 2003 we had an income tax benefit due to our net loss.

     As a result of the above factors, net income increased to $12.8 million, or $0.27 per diluted common share, for the first quarter of fiscal 2004, compared to net loss of $0.2 million, or $(0.1) per diluted common share, for the first quarter of fiscal 2003.

Liquidity and Capital Resources

Overview of Liquidity

     Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. We are required to make only minimal debt amortization payments prior to fiscal 2008 other than payments on capital leases and seller financing arrangements. We intend to fund our cash requirements with cash flows from operating activities, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases. The following table outlines our liquidity:

	May 2, 2004	February 1, 2004
	($ in thousands)
Cash and cash equivalents	$43,561	$37,221
Availability under revolving line of credit	113,381	120,068
Working capital (restated)	458,694	453,734
Debt (including capital lease obligations) to equity ratio (restated)	2.43	2.65

     Availability under our revolving line of credit decreased during the first quarter of fiscal 2004 as a result of the issuance of certain letters of credit. Our liquidity has substantially improved over recent years allowing us to refinance our debt and reduce our overall interest rates.

     On June 8, 2004, our Board of Directors authorized, effective immediately, the purchase of the Company’s common stock with an aggregate purchase price not to exceed $25.0 million. We may buy shares in the open market, or in privately negotiated transactions and or otherwise will base our decisions on whether to repurchase shares and the timing of any such repurchases on factors including the stock price, our cash and debt levels, and general economic and market conditions. Any shares of stock repurchased under the plan will be retired and returned to the status of authorized and unissued shares. This share repurchase program will be in effect until December 2005.

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

Analysis of Cash Flows

     The following table summarizes our cash flows from operating activities:

	Thirteen Weeks Ended
	May 2, 2004	May 4, 2003
	(Restated)	(Restated)
	($ in thousands)
Net income (loss)	$12,815	$(210)

Non-cash expenses and adjustments	17,531	10,968
Change in inventory, net of accounts payable	(13,056)	(8,639)
Changes in other operating assets and liabilities	(2,119)	13,909

Cash flows from operating activities	$15,171	$16,028

     During the first quarter of fiscal 2004, net cash provided by operating activities was $15.2 million compared to $16.0 million of cash provided by operating activities during the first quarter of fiscal 2003. Net income was $12.8 million the first quarter of fiscal 2004 compared to the net loss of $0.2 million loss during the comparable period of fiscal 2003. During the first quarter of fiscal 2004 our non-cash utilization of deferred tax assets was $6.7 million which had a positive impact on our non-cash expenses and adjustments. In the first quarter of fiscal 2004, we used $4.4 million more cash for inventory increases (net of accounts payable) in support of our spring selling season than the first quarter of fiscal 2003. The net outflows of changes in other operating assets and liabilities during the 2004 period relative to the 2003 period primarily relates to higher accounts receivable balances and lower accrued advertising and accrued interest amounts.

     Net cash used in investing activities totaled $5.6 million for the first quarter of fiscal 2004, compared to $2.4 million used during the comparable period of fiscal 2003. Capital expenditures during the first quarter of fiscal 2004 were $3.3 million higher than in the first quarter of fiscal 2003 as a result of investments made to support new store growth and additional capital upgrades to existing stores.

     Net cash used in financing activities totaled $3.2 million in fiscal 2004 compared to $14.3 million used in financing activities in the comparable period of fiscal 2003. This decrease primarily relates to lower payments on our senior credit facility, where there were no net payments made during fiscal 2004 compared to $12.0 million in net payments made during fiscal 2003. In addition, during the first quarter of fiscal 2004 we paid $0.9 million of debt issuance costs relating to our refinancing completed in January 2004.

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

     We account for the costs of closed stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, costs of operating lease commitments for a closed store are recognized as expense at fair value at the time we ceases operating the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.

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

     Our same store sales increased 5% during the first quarter of fiscal 2004. Since the beginning of the second quarter of fiscal 2004, same store sales have been slightly lower than expected, but still remain positive. We believe that the lower sales are primarily the result of cooler West Coast temperatures and that sales will begin to increase as the temperatures begin to rise up. As a result, we continue to forecast full year same store sales increases of approximately 3.5% to 4%.

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

     At May 2, 2004, including the $100.0 million of senior subordinated notes that are subject to the interest rate swap agreement,

69% of our outstanding debt was at variable interest rates and 31% of our outstanding debt was at fixed interest rates. With $355.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.6 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Critical Accounting Matters

     For a discussion of our critical accounting matters, please refer to our 2004 Annual Report.

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

     The FASB has released an Exposure Draft, “Share-Based Payment — An Amendment to FASB Statements No. 123 and 95”, which revises the rules governing stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in the statements of operations. The comment period ends June 30, 2004. The effective date of this Statement is expected to be in fiscal 2005. The pro forma impact on the first quarter of fiscal 2004 of expense recognition of unvested stock options is calculated, as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and disclosed in Note 8 of these financial statements.

Forward-looking Statements

     The foregoing Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain certain forward-looking statements about the future performance of the Company that are based on management’s assumptions and beliefs in light of the information currently available. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors that may cause differences are identified in our fiscal 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 15, 2004, and are incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     See “Factors Affecting Liquidity and Capital Resources” above.

Item 4. Controls and Procedures

     As previously disclosed under Item 8. Consolidated Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005 filed with the Securities and Exchange Commission on May 2, 2005, management concluded that as of January 30, 2005 the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”), as the Company had identified the following material weaknesses:

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

     In our fiscal 2004 Annual Report, management outlined the following plan for remediation of the material weaknesses:

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

     Although the Company has begun to implement certain of the above-described actions, it is still evaluating the appropriate remediation measures required in order to address the above-described deficiencies. Progress relative to our remediation measures with respect to the above material weaknesses will be disclosed in our subsequent Exchange Act reports.

     Nevertheless, in light of the material weaknesses described above, the Company has implemented additional processes and procedures and performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. With regard to accounting for lease related assets in particular, we changed our procedures regarding the review, analysis and recording of new and amended leases, including the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. Accordingly, management believes that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Evaluation of Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In making this evaluation, we considered the material weaknesses in our internal control over financial reporting that we previously identified (as more fully described above). Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

     During the fiscal quarter ended May 2, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned a battery core to our stores. The Board believes that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. Based on the Board’s position, we could be responsible for the sales tax and related interest associated with this matter for the audited periods of October 1997 through September 2000, plus the additional unaudited time period through December 2002, when we changed our business practices in this area to mitigate future potential tax related liability.

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

Don W. Watson
Chief Financial Officer
and Duly Authorized Officer

June 10, 2005

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.