Form 10-Q/A
period 2004-08-01
CSK AUTO CORP
filed 2005-06-10
CIK 1051848

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

Explanatory Note

As previously disclosed in the Current Report on Form 8-K as filed by CSK Auto Corporation, (the “Company”) on April 18, 2005, the Audit Committee of the Board of Directors of the Company and management of the Company concluded that, due to certain accounting errors, the Company’s annual financial statements for the fiscal years ended February 1, 2004 (fiscal 2003) and February 2, 2003 (fiscal 2002), and the related interim financial statements for each of the quarters within those years, as well as the first three quarters for the fiscal year ended January 30, 2005 (fiscal 2004), should be restated.

The restatements contained in this Form 10-Q/A for the quarterly period ended August 1, 2004 reflect corrections and adjustments required as a result of the following items.

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

4. The Company implemented a voluntary change in accounting for inventory costs from the Last-In, First-Out (LIFO) method to the First-In, First-Out (FIFO) method of accounting for inventories in fiscal 2004. Such a change in inventory accounting method requires a retroactive restatement of prior periods and has a material impact on the Company’s historical financial statements. The Company believes the change is preferable because it will result in reported inventory cost on our balance sheet that approximates replacement costs instead of higher historical costs under LIFO. A preferability letter from our independent registered public accounting firm, PricewaterhouseCoopers LLP, was filed with the Securities and Exchange Commission on May 2, 2005 as part of the Company's Annual Report on Form 10-K.

See Note 1, Accounting Change and Restatements of Financial Statements, in the accompanying Consolidated Financial Statements (including the notes thereto), and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the impact of these restatements. This amended Quarterly Report on Form 10-Q/A amends and restates only those items of the previously filed Form 10-Q for the thirteen and twenty-six weeks ended August 1, 2004 and August 3, 2003, that have been affected by these restatements. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except for the foregoing restatements. As a result, this amended Quarterly Report on Form 10-Q/A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-Q/A and the original Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and/or will file with the SEC after the original filing date of the Quarterly Report on Form 10-Q.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	August 1,	February 1,
	2004	2004
	(Restated)	(Restated)
ASSETS
Cash and cash equivalents	$44,615	$37,221
Receivables, net of allowances of $773 and $1,577, respectively	87,724	91,932
Inventories	556,111	522,849
Deferred income taxes	53,019	67,857
Prepaid expenses and other current assets	19,908	21,123

Total current assets	761,377	740,982

Property and equipment, net	138,915	140,275
Leasehold interests, net	11,371	12,278
Goodwill	127,069	127,069
Other assets, net	32,249	27,388

Total assets	$1,070,981	$1,047,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$206,022	$177,150
Accrued payroll and related expenses	43,824	47,498
Accrued expenses and other current liabilities	48,403	49,617
Current maturities of long term debt	2,787	2,743
Current maturities of capital lease obligations	6,910	10,240

Total current liabilities	307,946	287,248

Long term debt	489,357	498,726
Obligations under capital leases	9,630	15,017
Deferred income taxes	4,683	3,333
Other liabilities	51,886	45,257

Total non-current liabilities	555,556	562,333

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 45,278,186 and 46,497,936 shares issued and outstanding at August 1, 2004 and February 1, 2004, respectively	453	465
Additional paid-in capital	447,569	466,576
Stockholder receivable	(65)	(73)
Accumulated deficit	(240,478)	(268,557)

Total stockholders’ equity	207,479	198,411

Total liabilities and stockholders’ equity	$1,070,981	$1,047,992

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$409,057	$418,514	$806,111	$795,963
Cost of sales	214,989	228,790	423,348	443,386

Gross profit	194,068	189,724	382,763	352,577
Other costs and expenses:
Operating and administrative	160,498	158,748	319,210	307,707
Store closing costs	561	43	887	136

Operating profit	33,009	30,933	62,666	44,734
Interest expense, net	7,966	13,610	16,580	27,880
Loss on debt retirement	—	4,315	—	4,315

Income before income taxes	25,043	13,008	46,086	12,539
Income tax expense	9,779	4,992	18,007	4,733

Net income	$15,264	$8,016	$28,079	$7,806

Basic earnings per share:
Net income	$0.33	$0.18	$0.61	$0.17

Shares used in computing per share amounts	46,184	45,217	46,349	45,183

Diluted earnings per share:
Net income	$0.33	$0.18	$0.60	$0.17

Shares used in computing per share amounts	46,466	45,499	46,675	45,274

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)
(Unaudited)

			Additional
	Common Stock		Paid-in	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balances at February 1, 2004 (Restated)	46,497,936	$465	$466,576	$(73)	$(268,557)	$198,411
Exercise of options	52,652	—	531	—	—	531
Issuances of restricted stock	2,554	—	45	—	—	45
Tax benefit relating to stock option exercises	—	—	169	—	—	169
Repurchase and retirement of common stock	(1,274,956)	(12)	(19,752)	—	—	(19,764)
Recovery of stockholder receivable	—	—	—	8	—	8
Net income (Restated)	—	—	—	—	28,079	28,079

Balances at August 1, 2004 (Restated)	45,278,186	$453	$447,569	$(65)	$(240,478)	$207,479

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1,	August 3,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$28,079	$7,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,652	17,534
Amortization of deferred financing costs	965	2,367
Amortization of long term debt fair market value adjustment	(53)	(307)
Amortization of other items	2,133	1,900
Accretion of debt discount	28	461
Losses on disposal of property, equipment and other assets	478	549
Tax benefit relating to stock option exercises	169	302
Write off of debt issuance costs	—	2,268
Premium paid on early retirement of debt	—	(350)
Proceeds from interest rate swap termination	—	6,031
Deferred income taxes	16,187	3,803
Change in operating assets and liabilities:
Receivables	5,332	13,672
Inventories	(38,707)	(15,530)
Prepaid expenses and other current assets	1,215	(2,978)
Accounts Payable	26,398	9,360
Accrued payroll, accrued expenses and other current liabilities	(4,062)	(1,204)
Other operating activities	(265)	1,347

Net cash provided by operating activities	53,549	47,031

Cash flows from investing activities:
Capital expenditures	(14,528)	(7,379)
Proceeds from sales of PP&E	16	23
Other investing activities	(1,669)	(1,689)

Net cash used in investing activities	(16,181)	(9,045)

Cash flows from financing activities:
Borrowings under senior credit facility	20,600	281,000
Payments under senior credit facility	(21,875)	(283,000)
Retirement of balance of 11% senior subordinated notes	—	(9,547)
Payment of debt issuance costs	(892)	(4,047)
Payments on capital lease obligations	(8,975)	(5,814)
Proceeds from seller financing arrangements	650	1,120
Payments from seller financing arrangements	(101)	(82)
Proceeds from repayment of stockholder receivable	8	168
Proceeds from exercise of stock options	531	2,867
Repurchase of common stock	(19,764)	—
Other financing activities	(156)	(146)

Net cash used in financing activities	(29,974)	(17,481)

Net increase in cash and cash equivalents	7,394	20,505
Cash and cash equivalents, beginning of period	37,221	15,519

Cash and cash equivalents, end of period	$44,615	$36,024

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

     Although the primary effect of the change was a decrease in inventory on our balance sheet, it also has a significant impact on our determination of cost of sales because of differences in unit costs and increases in the amount of vendor allowances and inventory purchasing and handling costs that will remain in inventory at period end under FIFO. As shown in the tables below, the change had the effect of decreasing our cost of sales and increasing our gross profit by approximately $3.2 million and $4.1 million in the thirteen and twenty six weeks ended August 1, 2004. The change increased our cost of sales and decreased our gross profit by approximately $4.6 million and $18.4 million in the thirteen and twenty-six weeks ended August 3, 2003.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     The effect of the above mentioned errors and accounting change on our previously reported financial statements are detailed below. The effect of the errors and accounting change are presented for the following statements:

•	Consolidated Balance Sheet as of August 1, 2004 and February 1, 2004;

•	Consolidated Statements of Operations for the Thirteen and Twenty-six weeks ended August 1, 2004 and August 3, 2003;

•	Consolidated Statement of Stockholders’ Equity as of August 1, 2004; and

•	Consolidated Statements of Cash Flows for the Twenty Six Weeks Ended August 1, 2004 and August 3, 2003.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
as of August 1, 2004
(in thousands)
(Unaudited)

			Vendor Allowances
			Change in			Inventory
	As Previously		Recognition	Other	As Corrected	Accounting	As
	Reported	Leases	Period	Items	and Restated	Change	Restated

ASSETS

Cash and cash equivalents	$44,615				44,615		$44,615
Receivables, net of allowances	133,551		(28,826)	(17,001)	87,724		87,724
Inventories	695,423				695,423	(139,312)	556,111
Deferred income taxes	—		11,435	6,738	18,173	34,846	53,019
Prepaid expenses and other current assets	19,908				19,908		19,908

Total current assets	893,497		(17,391)	(10,263)	865,843	(104,466)	761,377

Property and equipment, net	123,499	15,416			138,915		138,915
Leasehold interests, net	11,371				11,371		11,371
Goodwill, net	127,069				127,069		127,069
Other assets, net	32,249				32,249		32,249

Total assets	$1,187,685	15,416	(17,391)	(10,263)	1,175,447	(104,466)	$1,070,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$206,022				206,022		$206,022
Accrued payroll and related expenses	43,824				43,824		43,824
Accrued expenses and other current liabilities	48,403				48,403		48,403
Deferred income taxes	13,230				13,230	(13,230)	—
Current maturities of long term debt	2,550	237			2,787		2,787
Current maturities of capital lease obligations	6,910				6,910		6,910

Total current liabilities	320,939	237	—	—	321,176	(13,230)	307,946

Long term debt	482,590	6,767			489,357		489,357
Obligations under capital leases	9,630				9,630		9,630
Deferred income taxes	14,471	(9,030)			5,441	(758)	4,683
Other	20,697	31,189			51,886		51,886

Total non-current liabilities	527,388	28,926	—	—	556,314	(758)	555,556

Commitments and Contingencies
Stockholders’ equity
Common Stock	453				453		453
Additional paid-in capital	447,569				447,569		447,569
Stockholder receivable	(65)				(65)		(65)
Accumulated deficit	(108,599)	(13,747)	(17,391)	(10,263)	(150,000)	(90,478)	(240,478)

Total stockholders’ equity	339,358	(13,747)	(17,391)	(10,263)	297,957	(90,478)	207,479

Total liabilities and stockholders’ equity	$1,187,685	15,416	(17,391)	(10,263)	1,175,447	(104,466)	$1,070,981

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
as of February 1, 2004
(in thousands)
(Unaudited)

			Vendor Allowances
			Change in			Inventory
	As Previously		Recognition	Other	As Corrected	Accounting
	Reported	Leases	Period	Items	and Restated	Change	As Restated

ASSETS
Cash and cash equivalents	$37,221				37,221		$37,221
Receivables, net of allowances	136,523		(29,147)	(15,444)	91,932		91,932
Inventories	666,263				666,263	(143,414)	522,849
Deferred income taxes	787		11,562	6,127	18,476	49,381	67,857
Prepaid expenses and other current assets	21,123				21,123		21,123

Total current assets	861,917	—	(17,585)	(9,317)	835,015	(94,033)	740,982

Property and equipment, net	124,813	15,462			140,275		140,275
Leasehold interests, net	12,278				12,278		12,278
Goodwill, net	127,069				127,069		127,069
Other assets, net	27,388				27,388		27,388

Total assets	$1,153,465	15,462	(17,585)	(9,317)	1,142,025	(94,033)	$1,047,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$177,150				177,150		$177,150
Accrued payroll and related expenses	47,498				47,498		47,498
Accrued expenses and other current liabilities	49,617				49,617		49,617
Current maturities of long term debt	2,550	193			2,743		2,743
Current maturities of capital lease obligations	10,240				10,240		10,240

Total current liabilities	287,055	193	—	—	287,248	—	287,248

Long term debt	492,463	6,263			498,726		498,726
Obligations under capital leases	15,017				15,017		15,017
Deferred income taxes	13,121	(8,727)			4,394	(1,061)	3,333
Other	14,251	31,006			45,257		45,257

Total non-current liabilities	534,852	28,542	—	—	563,394	(1,061)	562,333

Commitments and Contingencies
Stockholders’ equity
Common Stock	465				465		465
Additional paid-in capital	466,576				466,576		466,576
Stockholder receivable	(73)				(73)		(73)

Accumulated deficit	(135,410)	(13,273)	(17,585)	(9,317)	(175,585)	(92,972)	(268,557)

Total stockholders’ equity	331,558	(13,273)	(17,585)	(9,317)	291,383	(92,972)	198,411

Total liabilities and stockholders’ equity	$1,153,465	15,462	(17,585)	(9,317)	1,142,025	(94,033)	$1,047,992

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
for the Thirteen Weeks Ended August 1, 2004
(in thousands, except per share data)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting
	Reported	Leases	Period	Items	and Restated	Change	As Restated

Net sales	$409,057				$409,057		$409,057
Cost of sales	217,740	8	(36)	503	218,215	(3,226)	214,989

Gross profit	191,317	(8)	36	(503)	190,842	3,226	194,068
Other costs and expenses:
Operating and administrative	160,437	61			160,498		160,498
Store closing costs	561				561		561

Operating profit	30,319	(69)	36	(503)	29,783	3,226	33,009
Interest expense	7,592	374			7,966		7,966

Income (loss) before income taxes	22,727	(443)	36	(503)	21,817	3,226	25,043
Income tax expense (benefit)	8,869	(174)	14	(198)	8,511	1,268	9,779

Net income (loss)	$13,858	(269)	22	(305)	$13,306	1,958	$15,264

Basic earnings per share:
Net income (loss) per share	$0.30	(0.00)	0.00	(0.01)	$0.29	0.04	$0.33
Shares used in computing per share amounts	46,184						46,184

Diluted earnings per share:
Net income (loss) per share	$0.30	(0.00)	0.00	(0.01)	$0.29	0.04	$0.33
Shares used in computing per share amounts	46,466						46,466

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
for the Thirteen Weeks Ended August 3, 2003
(in thousands, except per share data)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting
	Reported	Leases	Period	Items	and Restated	Change	As Restated

Net sales	$418,514				$418,514		$418,514
Cost of sales	224,812	8	(1,901)	1,297	224,216	4,574	228,790

Gross profit	193,702	(8)	1,901	(1,297)	194,298	(4,574)	189,724

Other costs and expenses:
Operating and administrative	158,475	273			158,748		158,748
Store closing costs	43				43		43

Operating profit	35,184	(281)	1,901	(1,297)	35,507	(4,574)	30,933
Interest expense	13,251	359			13,610		13,610
Loss on debt retirement	4,315				4,315		4,315

Income (loss) before income taxes	17,618	(640)	1,901	(1,297)	17,582	(4,574)	13,008
Income tax expense (benefit)	6,804	(252)	747	(510)	6,789	(1,797)	4,992

Net income (loss)	$10,814	(388)	1,154	(787)	$10,793	(2,777)	$8,016

Basic earnings per share:
Net income (loss) per share	$0.24	(0.01)	0.03	(0.02)	$0.24	(0.06)	$0.18
Shares used in computing per share amounts	45,217						45,217

Diluted earnings per share:
Net income (loss) per share	$0.24	(0.01)	0.03	(0.02)	$0.24	(0.06)	$0.18
Shares used in computing per share amounts	45,499						45,499

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
for the Twenty-six Weeks Ended August 1, 2004
(in thousands, except per share data)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting
	Reported	Leases	Period	Items	and Restated	Change	As Restated

Net sales	$806,111				$806,111		$806,111

Cost of sales	426,198	17	(321)	1,556	427,450	(4,102)	423,348

Gross profit	379,913	(17)	321	(1,556)	378,661	4,102	382,763

Other costs and expenses:
Operating and administrative	319,182	28			319,210		319,210
Store closing costs	887				887		887

Operating profit	59,844	(45)	321	(1,556)	58,564	4,102	62,666
Interest expense	15,847	733			16,580		16,580

Income (loss) before income taxes	43,997	(778)	321	(1,556)	41,984	4,102	46,086
Income tax expense (benefit)	17,186	(306)	126	(612)	16,394	1,613	18,007

Net income (loss)	$26,811	(472)	195	(944)	$25,590	2,489	$28,079

Basic earnings per share:

Net income (loss) per share	$0.58	(0.01)	0.00	(0.02)	$0.55	0.05	$0.61
Shares used in computing per share amounts	46,349						46,349

Diluted earnings per share:

Net income (loss) per share	$0.57	(0.01)	0.00	(0.02)	$0.55	0.05	$0.60
Shares used in computing per share amounts	46,675						46,675

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
for the Twenty-six Weeks Ended August 3, 2003
(in thousands, except per share data)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting	As
	Reported	Leases	Period	Items	and Restated	Change	Restated

Net sales	$795,963				$795,963		$795,963
Cost of sales	427,237	16	(3,460)	1,180	424,973	18,413	443,386

Gross profit	368,726	(16)	3,460	(1,180)	370,990	(18,413)	352,577

Other costs and expenses:
Operating and administrative	307,198	509			307,707		307,707
Store closing costs	136				136		136

Operating profit	61,392	(525)	3,460	(1,180)	63,147	(18,413)	44,734
Interest expense	27,187	693			27,880		27,880
Loss on debt retirement	4,315				4,315		4,315

Income (loss) before income taxes	29,890	(1,218)	3,460	(1,180)	30,952	(18,413)	12,539
Income tax expense (benefit)	11,553	(479)	1,360	(464)	11,970	(7,237)	4,733

Net income (loss)	$18,337	(739)	2,100	(716)	$18,982	(11,176)	$7,806

Basic earnings per share:
Net income (loss) per share	$0.41	(0.02)	0.05	(0.02)	$0.42	(0.25)	$0.17
Shares used in computing per share amounts	45,183						45,183

Diluted earnings per share:
Net income (loss) per share	$0.41	(0.02)	0.05	(0.02)	$0.42	(0.25)	$0.17
Shares used in computing per share amounts	45,274						45,274

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
for the Twenty-six Weeks Ended August 1, 2004
($ in thousands)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting	As
	Reported	Leases	Period	Items	and Restated	Change	Restated

Cash Flows provided by operating activities:
Net income (loss)	$26,811	(472)	192	(944)	25,590	2,489	$28,079
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization on PP&E	13,781	1,871			15,652		15,652
Amortization of other items	2,133				2,133		2,133
Amortization of deferred financing costs	965				965		965
Amortization of long term debt fair market value adjustment	(53)				(53)		(53)
Accretion of debt discount	28				28		28
Loss on disposal of property, equipment and other assets	606	(128)			478		478
Tax benefit relating to stock option exercises	169				169		169
Deferred income taxes	15,367	(306)	126	(613)	14,574	1,613	16,187

Changes in operating assets and liabilities:
Receivables	4,096		(321)	1,557	5,332		5,332
Inventories	(34,605)				(34,605)	(4,102)	(38,707)
Prepaid expenses and other current assets	1,215				1,215		1,215
Accounts payable	26,398				26,398		26,398
Accrued payroll, accrued expenses, & other current liabilities	(4,062)				(4,062)		(4,062)
Other operating activities	(448)	183			(265)		(265)

Net cash provided by operating activities	52,401	1,148	—	—	53,549	—	53,549

Capital expenditures	(12,831)	(1,697)			(14,528)		(14,528)
Other investing activities	(1,653)				(1,653)		(1,653)

Net cash used in investing activities:	(14,484)	(1,697)	—	—	(16,181)	—	(16,181)

Borrowings under senior credit facility	20,600				20,600		20,600
Payments under senior credit facility	(21,875)				(21,875)		(21,875)
Payment of debt issuance costs	(892)				(892)		(892)
Payments on capital lease obligations	(8,975)				(8,975)		(8,975)
Proceeds from exercise of stock options	531				531		531
Proceeds from seller financing arrangements	—	650			650		650
Payments on seller financing arrangements	—	(101)			(101)		(101)
Repurchase of common stock	(19,764)				(19,764)		(19,764)
Recovery of stockholder’s receivable	8				8		8
Other financing activities	(156)				(156)		(156)

Net cash provided by (used in) financing activities:	(30,523)	549	—	—	(29,974)	—	(29,974)

Net increase in cash	7,394						7,394
Cash and cash equivalents, beginning of period	37,221						37,221

Cash and cash equivalents, end of period	$44,615						$44,615

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
for the Twenty-six Weeks Ended August 3, 2003
(in thousands)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting	As
	Reported	Leases	Period	Items	and Restated	Change	Restated

Cash Flows provided by operating activities:
Net income (loss)	$18,337	(739)	2,101	(717)	18,982	(11,176)	$7,806
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization on PP&E	15,437	2,097			17,534		17,534
Amortization of other items	1,900				1,900		1,900
Amortization of deferred financing costs	2,367				2,367		2,367
Amortization of long term debt fair market value adjustment	(307)				(307)		(307)
Accretion of debt discount	461				461		461
Loss on disposal of property, equipment and other assets	560	(11)			549		549
Tax benefit relating to stock option exercises	302				302		302
Write off of debt issuance costs	2,268				2,268		2,268
Premium paid on early retirement of debt	(350)				(350)		(350)
Proceeds from interest rate swap termination	6,031				6,031		6,031
Deferred income taxes	10,623	(479)	1,360	(464)	11,040	(7,237)	3,803

Changes in operating assets and liabilities:
Receivables	15,952		(3,461)	1,181	13,672		13,672
Inventories	(33,943)				(33,943)	18,413	(15,530)
Prepaid expenses and other current assets	(2,978)				(2,978)		(2,978)
Accounts payable	9,360				9,360		9,360
Accrued payroll, accrued expenses, & other current liabilities	(1,204)				(1,204)		(1,204)
Other operating activities	676	671			1,347		1,347

Net cash provided by operating activities	45,492	1,539	—	—	47,031	—	47,031

Capital expenditures	(4,802)	(2,577)			(7,379)		(7,379)
Other investing activities	(1,666)				(1,666)		(1,666)

Net cash used in investing activities:	(6,468)	(2,577)	—	—	(9,045)	—	(9,045)

Borrowings under senior credit facility	281,000				281,000		281,000
Payments under senior credit facility	(283,000)				(283,000)		(283,000)
Retirement of balance of 11% senior subordinated notes	(9,547)				(9,547)		(9,547)
Payment of debt issuance costs	(4,047)				(4,047)		(4,047)
Payments on capital lease obligations	(5,814)				(5,814)		(5,814)
Proceeds from exercise of stock options	2,867				2,867		2,867
Proceeds from seller financing arrangements	—	1,120			1,120		1,120
Payments on seller financing arrangements	—	(82)			(82)		(82)
Recovery of stockholder’s receivable	168				168		168
Other financing activities	(146)				(146)		(146)

Net cash provided by (used in) financing activities:	(18,519)	1,038	—	—	(17,481)	—	(17,481)

Net increase in cash	20,505						20,505
Cash and cash equivalents, beginning of period	15,519						15,519

Cash and cash equivalents, end of period	$36,024						$36,024

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Basis of Presentation

     We prepared the unaudited consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial position and the results of our operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 1, 2004 (fiscal 2003), as restated, as included in our Annual Report on Form 10-K, dated January 30, 2005, filed with the SEC on May 2, 2005.

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

     At each balance sheet reporting date, we adjust our inventory carrying balances by the capitalization of certain operating and overhead administrative costs associated with purchasing and handling of inventory, an estimation of vendor allowances that remain in ending inventory at period end, and an estimation of allowances for inventory shrinkage and obsolescence as follows:

	August 1, 2004	February 1, 2004(1)
	(Restated)	(Restated)
		($ in millions)
FIFO cost	$585.4	$557.0

Administrative and overhead costs	41.0	39.6

Vendor allowances	(56.8)	(60.4)

Shrinkage	(13.5)	(13.4)

Net inventory	$556.1	$522.8

1)	FIFO cost, capitalized administration and overhead costs, and vendor allowance amounts have been adjusted from those previously reported in our Form 10-

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K , filed with the SEC on May 2, 2005, to reflect the correct balances. Net inventory did not change.

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

     Note 6 — Debt

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	August 1,	February 1,
	2004	2004
	(Restated)	(Restated)
Senior credit facility — term loan	$253,725	$255,000
Senior credit facility — revolving credit commitment	—	—
12% senior notes	14,910	14,910
Unamortized original issue discount on 12% senior notes	(121)	(149)
7% senior subordinated notes	225,000	225,000
Seller financing arrangements	7,004	6,456

Notes and loans, including current maturities	500,518	501,217
SFAS No. 133 fair market value adjustments	(8,573)	—
$100.0 million of 7% senior subordinated notes 12% senior notes	199	252

Total debt	492,144	501,469
Less:
Current maturities under senior credit facility	2,550	2,550
Seller financing arrangements	237	193

Total long term debt	$489,357	$498,726

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

Note 7 — Earnings Per Share

     Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator for basic and diluted EPS:
Net income (Restated)	$15,264	$8,016	$28,079	$7,806

Denominator for basic EPS:
Weighted average shares outstanding (basic)	46,184	45,217	46,349	45,183

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	46,184	45,217	46,349	45,183

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
	(Restated)	(Restated)	(Restated)	(Restated)
Effect of dilutive stock options	282	282	326	91

Weighted average shares outstanding (diluted)	46,466	45,499	46,675	45,274

Shares excluded as a result of anti-dilution:
Stock options	473	652	375	2,056

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

	Thirteen Weeks		Twenty-six Weeks
	Ended		Ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income — as reported	$15,264	$8,016	$28,079	$7,806
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(164)	(157)	(335)	(402)

Net income — pro forma	$15,100	$7,859	$27,744	$7,404

Earnings per share — basic:
As reported	$0.33	$0.18	$0.61	$0.17
Pro forma	$0.33	$0.17	$0.60	$0.16
Earnings per share — diluted:
As reported	$0.33	$0.18	$0.60	$0.17
Pro forma	$0.33	$0.17	$0.60	$0.16

     During the second quarter of fiscal 2004, our stockholders approved a new Stock and Incentive Plan which allows for the issuance of a variety of equity-based awards, including stock options and restricted stock.

Note 9 — Stock Repurchase Program

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

Note 10 — Legal Matters

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

     Although the primary effect of the change was a decrease in inventory on our balance sheet, it also has a significant impact on our determination of cost of sales because of differences in unit costs and increases in the amount of vendor allowances and inventory purchasing and handling costs that will remain in inventory at period end under FIFO. The change had the effect of decreasing our cost of sales and increasing our gross profit by approximately $3.2 million and $4.1 million in the thirteen and twenty-six weeks ended August 1, 2004. The change increased our cost of sales and decreased our gross profit by approximately $4.6 million and $18.4 million in the thirteen and twenty-six weeks ended August 3, 2003.

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

     During the first half of fiscal 2004, we were faced with many challenges. We experienced 5.2% same store sales increases during the first quarter of fiscal 2004 and same store sales decreases of 2.5% during the second quarter of fiscal 2004. We believe our sales during the second quarter of fiscal 2004 were negatively impacted by higher gas prices and milder summer temperatures in many of our key markets. Despite the sales environment, our gross profit rate increased almost 50 basis points compared to the same period of last year. Our inventory management process allowed us to effectively control our inventory with only a slight increase compared to the same period of last year. We will continue to: (1) analyze our operating and administrative expenses to further reduce our cost structure; (2) review and refine our core product categories, such as batteries, brakes, shocks, starters and alternators, to ensure that we are meeting our customers’ expectations; (3) add new product offerings as we deem appropriate to give our customers additional reasons to shop our stores; and (4) review our marketing programs, sales promotions, event marketing and sports sponsorships to build customer awareness and help drive store traffic. Our primary objective is to remain focused on our long-term goals and initiatives of: (1) reducing our debt while maximizing our return on investment; (2) accelerating our store growth; (3) continuing to strengthen our vendor partnerships to reduce costs from the supply chain and reduce our merchandise inventory; and (4) reducing our operating and administrative expenses.

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

     The following discussion and analysis presents factors that affected our consolidated results of operations for the thirteen and twenty-six weeks ended August 1, 2004 and our consolidated financial position at that date. The following information should be read in conjunction with the consolidated financial statements and notes included in this Form 10-Q/A as well as the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K, dated January 30, 2005 (“2004 Annual Report”), which was filed with the Securities and Exchange Commission on May 2, 2005.

Results of Operations

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.6	54.7	52.5	55.7

Gross profit	47.4	45.3	47.5	44.3
Operating and administrative	39.2	37.9	39.6	38.7
Store closing costs	0.2	—	0.1	—

Operating profit	8.0	7.4	7.8	5.6
Interest expense	1.9	3.3	2.1	3.5
Loss on debt retirement	—	1.0	—	0.5

Income before income taxes	6.1	3.1	5.7	1.6
Income tax expense	2.4	1.2	2.2	0.6

Net Income	3.7%	1.9%	3.5%	1.0%

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

     Gross profit was $194.1 million, or 47.4% of net sales, for the second quarter of fiscal 2004 as compared to $189.7 million, or 45.3% of net sales, for the second quarter of fiscal 2003. Gross profit, as a percent to sales, increased during the quarter primarily due to lower acquisition costs on selected products, improvements in our balance of sales through our category management systems, and reduced store inventory shrinkage as a result of improved store procedures and enhanced inventory control systems.

     Operating and administrative expenses were $160.5 million or 39.2% of net sales in the second quarter of fiscal 2004, compared to $158.7 million or 37.9% of net sales in the second quarter of fiscal 2003. The increase is primarily attributable to higher payroll rates and benefit-related expenses.

     Interest expense for the second quarter of fiscal 2004 decreased to $8.0 million from $13.6 million in the second quarter of fiscal 2003 primarily as a result of the lower interest rate and corresponding reduced interest expense associated with our January 2004 refinancing.

     Income tax expense for the second quarter of fiscal 2004 was $9.8 million, compared to $5.0 million for the comparable period of fiscal 2003. Our effective tax rate increased slightly to 39.0% from 38.4% primarily as a result of the non-deductibility of certain employee benefits and a reduction in employment based state tax credits as a percentage of pretax income.

     Net income increased to $15.3 million, or $0.33 per diluted common share, for the second quarter of fiscal 2004, compared to net income of $8.0 million, or $0.18 per diluted common share, for the second quarter of fiscal 2003.

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

     Gross profit was $382.8 million, or 47.5% of net sales, for the first half of fiscal 2004 as compared to $352.6 million, or 44.3% of net sales, for the first half of fiscal 2003. The increased gross profit margin dollars and percent are a result of our continuing efforts to lower the acquisition costs of our core products and our ability to source our promotional products at more favorable terms. In addition, we have reduced our store inventory shrinkage through improved store procedures and enhanced inventory control systems.

     Operating and administrative expenses were $319.2 million or 39.6% of net sales in the first half of fiscal 2004, compared to $307.7 million or 38.7% of net sales in the first half of fiscal 2003. The increase year over year is primarily attributable to increased store count and higher payroll rates and benefit-related costs.

     Interest expense for the first half of fiscal 2004 decreased to $16.6 million from $27.9 million in the first half of fiscal 2003 primarily as a result of the lower interest rate and corresponding reduced interest expense associated with our January 2004 refinancing.

     Income tax expense for the first half of fiscal 2004 was $18.0 million, compared to $4.7 million for the comparable period of fiscal 2003. Our effective tax rate increased slightly to 39.1% from 37.7% primarily as a result of the non-deductibility of certain employee benefits and a reduction in employment based state tax credits as a percentage of pretax income.

     Net income increased to $28.1 million, or $0.60 per diluted common share, for the first half of fiscal 2004, compared to net income of $7.8 million, or $0.17 per diluted common share, for the first half of fiscal 2003.

Liquidity and Capital Resources

Overview of Liquidity

     Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. We are required to make only minimal debt amortization payments prior to fiscal 2009 other than payments on capital leases and seller financing arrangements. We intend to fund our cash requirements with cash flows from operating activities, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases. The following table outlines our liquidity:

	August 1,	February 1,
	2004	2004
	($ in thousands)
Cash	$44,615	$37,221
Availability under revolving line of credit	113,616	120,068
Working capital (Restated)	453,431	453,734

     Availability under our revolving line of credit decreased during the first half of fiscal 2004 relative to prior periods, primarily due to the issuance of letters of credit relating to our increased purchases of import products.

     On August 10, 2004, we amended our senior credit facility to provide for an immediate reduction of the interest rate on the term loan of 25 basis points and an opportunity for an additional 25 basis points reduction of the interest rate on such term loan upon the achievement of certain conditions, as more particularly set forth in the amendment. The amendment also provides for a one-year extension of the term loan maturity to August 2010. We anticipate that this interest rate reduction will reduce our interest expense for the balance of fiscal 2004 (6 months) by approximately $0.3 million.

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

     In order to facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided ($ in thousands):

	Payments Due by Fiscal Year (Restated)
Contractual Obligation	Total	2004 (1)	2005 – 2006	2007 – 2008	Thereafter
Long-term debt (2,4)	$500,639	$1,379	$20,637	$5,957	$472,666
Interest on long-term debt (4)	214,876	14,890	51,979	51,193	96,814
Capital lease obligations	20,918	4,771	11,139	3,142	1,866
Operating lease obligations (3,4)	726,257	59,662	219,354	167,592	279,649

Total contractual obligations	$1,462,690	$80,702	$303,109	$227,884	$850,995

(1)	Represents the period from August 2, 2004 to January 30, 2005.

(2)	Change from fiscal year 2003 annual report due to the extension of our term loan to August 10, 2010.

(3)	Operating lease obligations are not reduced to reflect sublease income. Changes from fiscal year 2003 annual report due primarily to new stores and lease extensions.

(4)	As part of our Lease Accounting Restatement, we identified a small number of stores where the extent of our monetary involvement in the construction of the store (based on the excess of our constructions costs over the landlord’s reimbursement to us of such costs) results in capitalization of the construction costs as an asset and recording the landlord reimbursement as construction debt under Emerging Issues Task Force (“EITF”) No. 97-10, “the Effect of Lease Involvement in Asset Construction (“EITF 97-10”). These payments were previously shown in the contractual obligation table as operating lease obligations. They have been reclassified as long-term debt and interest payments.

     Other commercial commitments consist of standby letters of credit totaling $31.4 million, the latest of which expire in April 2005. Our inventory purchase commitments are cancelable and therefore not included in the above table.

Analysis of Cash Flows

     The following table summarizes our cash flows from operating activities:

	Twenty-six Weeks Ended
	August 1, 2004	August 3, 2003
	(Restated)	(Restated)
	($ in thousands)
Net income	$28,079	$7,806
Non-cash expenses and adjustments	35,559	28,527
Change in inventory, net of accounts payable	(12,309)	(6,170)
Proceeds from interest rate swap termination	—	6,031
Changes in other operating assets and liabilities	2,220	10,837

Cash flows from operating activities	$53,549	$47,031

     During the first half of fiscal 2004, net cash provided by operating activities was $53.5 million compared to $47.0 million of cash provided by operating activities during the first half of fiscal 2003. The change primarily relates to the following: (1) an increase of $20.3 million in net income resulting primarily from improved gross profit as discussed above and lower interest expense. This was offset by an increase of our inventory purchases (net of accounts payable) by $6.1 million. Cash flows from operations during the first half of fiscal 2003 were favorably impacted by $6.0 million associated with the termination of an interest rate swap agreement.

     Net cash used in investing activities totaled $16.2 million for the first half of fiscal 2004, compared to $9.0 million used during the comparable period of fiscal 2003. Capital expenditures during the first half of fiscal 2004 were $7.1 million higher than in the first half of fiscal 2003 as a result of additions made to support new store growth, additional capital upgrades to existing stores and the purchase of certain leased assets.

     Net cash used in financing activities totaled $30.0 million in the first half of fiscal 2004 compared to $17.5 million used in financing activities in the comparable period of fiscal 2003. During the first half of fiscal 2004, we utilized approximately $19.8 million of our cash to repurchase and subsequently retire approximately 1.3 million shares of our common stock; no such purchases were made in fiscal 2003. Payments on capital leases were $3.2 million higher in the first half of fiscal 2004 than in the comparable period of fiscal 2003 due to $4.5 million of lease buyouts during fiscal 2004 offset by $1.3 million of lower monthly lease payments. Payments for debt issuance costs were $3.2 million less during the first half of fiscal 2004 than in the first half of fiscal 2003. Also, during the first half of fiscal 2003 we retired $9.5 million of our 11% senior subordinated notes. No debt retirements occurred during the first half of fiscal 2004.

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

     Activity in the allowance for store closings and the related payments for the first half of fiscal 2004 are as follows ($ in thousands):

Balance, beginning of year	$12,148
Store closing costs:

Provisions for store closing costs	106
Revisions in estimates	(12)
Accretion	287
Operating expenses and other	506

Store closing costs, net	887
Payments:
Rent expense, net of sublease income	(1,553)
Occupancy and other expenses	(481)
Lease buyouts and sublease commissions	(2,103)

Total payments	(4,137)

Balance as of August 1, 2004	$8,898

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

     Our same store sales increased 1.1% during the first half of fiscal 2004, which was comprised of 5.2% same store sales increases during the first quarter of fiscal 2004 and same store sales decreases of 2.5% during the second quarter of fiscal 2004. We believe higher gas prices and milder summer temperatures in many of our key markets adversely impacted our sales during the second quarter of fiscal 2004. Based on our trends and in recognition of our 7.8% same store sales increase in the second half of fiscal 2003, we would expect same store sales to decline 2.0% to 3.5% during the third quarter of fiscal 2004 and to be flat to negative 2% for the fourth quarter of fiscal 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     See “Factors Affecting Liquidity and Capital Resources” above.

Item 4. Controls and Procedures

     As previously disclosed under Item 8. Consolidated Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005 filed with the Securities and Exchange Commission on May 2, 2005, management concluded that as of January 30, 2005 the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”), as the Company had identified the following material weaknesses:

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities (1)
				Total
				Number of
				Shares	Dollar Value
				Purchased	of Shares
	Total		Average	as Part of	That May Yet
	Number of		Price	Publicly	be Purchased
	Shares		Paid per	Announced	Under the
Period	Purchased		Share	Plans	Plan
June 8, 2004	—		—	—	$25,000,000
June 8, 2004 to July 4, 2004	475,756	(2)	$17.50	475,756	16,674,270
July 5, 2004 to August 1, 2004	799,200		14.31	799,200	5,234,924

As of August 1, 2004	1,274,956		$15.50	1,274,956	$5,234,924

(1)	On June 8, 2004, our Board of Directors approved a share repurchase program authorizing us to acquire up to $25.0 million of our common stock. The program expires in December 2005. See Note 9 to the Consolidated Financial Statements.

(2)	Represents shares purchased in a privately negotiated transaction with Investcorp S. A., formerly one of the Company’s significant shareholders, at an approximate 1% discount from the average market price of our common stock on the date of purchase. Charles K. Marquis, a member of our Board of Directors, is employed by Investcorp.

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

Item 5. Other Information

     None.

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

     On July 8, 2004, we filed a current report on Form 8-K to report under Item 9 thereof, our comparable store sales for the nine weeks ended July 4, 2004 and revised projections of the second quarter of fiscal 2004.

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