Form 10-Q/A
period 2004-10-31
CSK AUTO CORP
filed 2005-06-10
CIK 1051848

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

Explanatory Note

As previously disclosed in the Current Report on Form 8-K as filed by CSK Auto Corporation, (the “Company”) on April 18, 2005, the Audit Committee of the Board of Directors of the Company and management of the Company, concluded that, due to certain accounting errors, the Company’s annual financial statements for the fiscal years ended February 1, 2004 (fiscal 2003) and February 2, 2003 (fiscal 2002), and the related interim financial statements for each of the quarters within those years, as well as the first three quarters for the fiscal year ended January 30, 2005 (fiscal 2004), should be restated.

The restatements contained in this Form 10-Q/A for the quarterly period ended October 31, 2004 reflect corrections and adjustments required as a result of the following items.

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

See Note 1, Accounting Change and Restatements of Financial Statements, in the accompanying Consolidated Financial Statements (including the notes thereto), and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the impact of these restatements. This amended Quarterly Report on Form 10-Q/A amends and restates those items of the previously filed Form 10-Q for the thirteen and thirty nine weeks ended October 31, 2004 and November 2, 2003, that have been affected by these restatements. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except for the foregoing restatements. As a result, this amended Quarterly Report on Form 10-Q/A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-Q/A and the original Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and/or will file with the SEC after the original filing date of the Quarterly Report on Form 10-Q.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	February 1,
	2004	2004
	(Restated)	(Restated)
	(In thousands, except share data)
	(Unaudited)
ASSETS
Cash and cash equivalents	$54,673	$37,221
Receivables, net of allowances of $653 and $1,577, respectively	82,507	91,932
Inventories	554,208	522,849
Deferred income taxes	43,733	67,857
Prepaid expenses and other current assets	20,481	21,123

Total current assets	755,602	740,982

Property and equipment, net	139,420	140,275
Leasehold interests, net	10,990	12,278
Goodwill	127,069	127,069
Other assets, net	30,757	27,388

Total assets	$1,063,838	$1,047,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$183,557	$177,150
Accrued payroll and related expenses	44,647	47,498
Accrued expenses and other current liabilities	54,038	49,617
Current maturities of long term debt	2,797	2,743
Senior notes called for redemption	14,975	—
Current maturities of capital lease obligations	7,125	10,240

Total current liabilities	307,139	287,248

Long term debt	475,044	498,726
Obligations under capital leases	11,324	15,017
Deferred income taxes	3,462	3,333
Other liabilities	50,974	45,257

Total non-current liabilities	540,804	562,333

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized,44,987,963 and 46,497,936 shares issued and outstanding at October 31, 2004 and February 1, 2004, respectively	450	465
Additional paid-in capital	444,876	466,576
Deferred compensation	(1,115)	—
Stockholder receivable	(65)	(73)
Accumulated deficit	(228,251)	(268,557)

Total stockholders’ equity	215,895	198,411

Total liabilities and stockholders’ equity	$1,063,838	$1,047,992

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$401,457	$409,750	$1,207,568	$1,205,713
Cost of sales	213,551	218,028	636,899	661,414

Gross profit	187,906	191,722	570,669	544,299
Other costs and expenses:
Operating and administrative	158,879	155,287	478,089	462,994
Store closing costs	721	203	1,608	339

Operating profit	28,306	36,232	90,972	80,966
Interest expense	8,217	12,763	24,797	40,643
Loss on debt retirement	—	—	—	4,315

Income before income taxes	20,089	23,469	66,175	36,008
Income tax expense	7,862	9,063	25,869	13,796

Net income	$12,227	$14,406	$40,306	$22,212

Basic earnings per share:
Net income	$0.27	$0.31	$0.88	$0.49

Shares used in computing per share amounts	45,126	45,827	45,939	45,396

Diluted earnings per share:
Net income	$0.27	$0.31	$0.87	$0.49

Shares used in computing per share amounts	45,269	46,239	46,211	45,619

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended
	October 31,	November 2,
	2004	2003
	(Restated)	(Restated)
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$40,306	$22,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	23,335	26,178
Amortization of deferred financing costs	1,456	3,201
Amortization of long term debt fair market value adjustment	(80)	(807)
Amortization of other items	3,208	2,897
Accretion of debt discount	42	702
Losses on disposals of property, equipment and other assets	555	751
Tax benefit relating to stock option exercises	190	1,859
Write off of debt issuance costs	—	2,268
Premium paid on early retirement of debt	—	(350)
Proceeds from interest rate swap termination	—	6,031
Deferred income taxes	24,253	12,045
Change in operating assets and liabilities:
Receivables	10,548	11,367
Inventories	(36,804)	(18,186)
Prepaid expenses and other current assets	642	(4,363)
Accounts payable	3,933	(18,794)
Accrued payroll, accrued expenses and other current liabilities	2,396	12,238
Other operating activities	441	1,584

Net cash provided by operating activities	74,421	60,833

Cash flows from investing activities:
Capital expenditures	(18,770)	(13,342)
Other investing activities	(2,366)	(2,542)

Net cash used in investing activities	(21,136)	(15,884)

Cash flows from financing activities:
Borrowings under senior credit facility	20,600	291,000
Payments under senior credit facility	(21,875)	(293,000)
Retirement of balance of 11% senior subordinated notes	—	(9,547)
Payment of debt issuance costs	(1,192)	(4,162)
Payments on capital lease obligations	(11,093)	(12,335)
Proceeds from repayment of stockholder receivable	8	216
Proceeds from exercise of stock options	621	13,415
Proceeds from seller financing arrangements	1,175	1,120
Payments on seller financing arrangements	(162)	(116)
Repurchase of common stock	(23,726)	—
Other financing activities	(189)	(207)

Net cash used in financing activities	(35,833)	(13,616)

Net increase in cash and cash equivalents	17,452	31,333
Cash and cash equivalents, beginning of period	37,221	15,519

Cash and cash equivalents, end of period	$54,673	$46,852

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

Note 1 — Accounting Change and Restatements of Financial Statements

     We implemented a voluntary change in our accounting for inventories, which is effected by a retroactive restatement of our historical financial statements. In addition, we identified errors in our accounting for leases and vendor allowances, which required a restatement of our previously issued historical financial statements.

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

     Although the primary effect of the change was a decrease in inventory on our balance sheet, it also has a significant impact on our determination of cost of sales because of differences in unit costs and increases in the amount of vendor allowances and inventory purchasing and handling costs that will remain in inventory at period end under FIFO. As shown in the tables below, the change had the effect of increasing our cost of sales and decreasing our gross profit by approximately $4.0 million in the thirteen weeks ended October 31, 2004. The change also decreased our cost of sales and increased our gross profit by approximately $0.1 million in the thirty-nine weeks ended October 31, 2004. The change decreased our cost of sales and increased our gross profit by approximately $3.3 million in the thirteen weeks ended November 2, 2003. The change increased our cost of sales and decreased our gross profit by approximately $15.1 million for the thirty-nine weeks ended November 2, 2003.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     The effect of the above mentioned errors and accounting change on our previously reported financial statements are detailed below. The effect of the errors and accounting change are presented for the following statements:

•	Consolidated Balance Sheet as of October 31, 2004 and February 1, 2004;

•	Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 31, 2004 and November 2, 2003; and

•	Consolidated Statements of Cash Flows for the thirty-nine Weeks Ended October 31, 2004 and November 2, 2003.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
as of October 31, 2004
(in thousands)
(Unaudited)

			Vendor Allowances
			Change in			Inventory
	As Previously		Recognition	Other	As Corrected	Accounting
	Reported	Leases	Period	Items	and Restated	Change	As Restated

ASSETS

Cash and cash equivalents	$54,673				54,673		$54,673
Receivables, net of allowances	127,295		(28,302)	(16,486)	82,507		82,507
Inventories	697,541				697,541	(143,333)	554,208
Deferred income taxes	—		11,229	6,536	17,765	25,968	43,733
Prepaid expenses and other current assets	20,481				20,481		20,481

Total current assets	899,990		(17,073)	(9,950)	872,967	(117,365)	755,602

Property and equipment, net	124,459	14,961			139,420		139,420
Leasehold interests, net	10,990				10,990		10,990
Goodwill, net	127,069				127,069		127,069
Other assets, net	30,757				30,757		30,757

Total assets	$1,193,265	14,961	(17,073)	(9,950)	1,181,203	(117,365)	$1,063,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$183,557				183,557		$183,557
Accrued payroll and related expenses	44,647				44,647		44,647
Accrued expenses and other current liabilities	54,038				54,038		54,038
Deferred income taxes	23,903				23,903	(23,903)	—
Current maturities of long term debt	2,550	247			2,797		2,797
Senior notes called for redemption	14,975				14,975		14,975
Current maturities of capital lease obligations	7,125				7,125		7,125

Total current liabilities	330,795	247	—	—	331,042	(23,903)	307,139

Long term debt	467,822	7,222			475,044		475,044
Obligations under capital leases	11,324				11,324		11,324
Deferred income taxes	13,250	(9,246)			4,004	(542)	3,462
Other	20,159	30,815			50,974		50,974

Total non-current liabilities	512,555	28,791	—	—	541,346	(542)	540,804

Commitments and contingencies
stockholders’ equity
Common stock	450				450		450
Additional paid-in capital	444,876				444,876		444,876
Deferred compensation	(1,115)				(1,115)		(1,115)
Stockholder receivable	(65)				(65)		(65)
Accumulated deficit	(94,231)	(14,077)	(17,073)	(9,950)	(135,331)	(92,920)	(228,251)

Total stockholders’ equity	349,915	(14,077)	(17,073)	(9,950)	308,815	(92,920)	215,895

Total liabilities and stockholders’ equity	$1,193,265	14,961	(17,073)	(9,950)	1,181,203	(117,365)	$1,063,838

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
for the Thirteen Weeks Ended October 31, 2004
(in thousands, except per share data)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting
	Reported	Leases	Period	Items	and Restated	Change	As Restated

Net Sales	$401,457				$401,457		$401,457
Cost of Sales	210,565	4	(524)	(515)	209,530	4,021	213,551

Gross Profit	190,892	(4)	524	515	191,927	(4,021)	187,906

Other costs and expenses:
Operating and administrative	158,718	161			158,879		158,879
Store closing costs	721				721		721

Operating profit	31,453	(165)	524	515	32,327	(4,021)	28,306
Interest expense	7,837	380			8,217		8,217

Income (loss) before income taxes	23,616	(545)	524	515	24,110	(4,021)	20,089
Income tax expense (benefit)	9,248	(214)	206	202	9,442	(1,580)	7,862

Net income (loss)	$14,368	(331)	318	313	$14,668	(2,441)	$12,227

Basic earnings per share:
Net income (loss) per share	$0.32	(0.01)	0.01	0.01	$0.33	(0.06)	$0.27
Shares used in computing per share amounts	45,126						45,126

Diluted earnings per share:
Net income (loss) per share	$0.32	(0.01)	0.01	0.01	$0.33	(0.06)	$0.27
Shares used in computing per share amounts	45,269						45,269

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
for the Thirteen Weeks Ended November 2, 2003
(in thousands, except per share data)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting	As
	Reported	Leases	Period	Items	and Restated	Change	Restated

Net Sales	$409,750				$409,750		$409,750
Cost of Sales	217,565	8	3,490	296	221,359	(3,331)	218,028

Gross Profit	192,185	(8)	(3,490)	(296)	188,391	3,331	191,722

Other costs and expenses:
Operating and administrative	155,068	219			155,287		155,287
Store closing costs	203				203		203

Operating profit	36,914	(227)	(3,490)	(296)	32,901	3,331	36,232
Interest expense	12,396	367			12,763		12,763

Income (loss) before income taxes	24,518	(594)	(3,490)	(296)	20,138	3,331	23,469
Income tax expense (benefit)	9,476	(233)	(1,372)	(116)	7,755	1,308	9,063

Net income (loss)	$15,042	(361)	(2,118)	(180)	$12,383	2,023	$14,406

Basic earnings per share:
Net income (loss) per share	$0.33	(0.01)	(0.05)	(0.00)	$0.27	0.04	$0.31
Shares used in computing per share amounts	45,827						45,827

Diluted earnings per share:
Net income (loss) per share	$0.33	(0.01)	(0.05)	(0.00)	$0.27	0.04	$0.31
Shares used in computing per share amounts	46,239						46,239

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
for the Thirty-nine Weeks Ended October 31, 2004
(in thousands, except per share data)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting	As
	Reported	Leases	Period	Items	and Restated	Change	Restated

Net Sales	$1,207,568				$1,207,568		$1,207,568

Cost of Sales	636,763	21	(845)	1,041	636,980	(81)	636,899

Gross Profit	570,805	(21)	845	(1,041)	570,588	81	570,669

Other costs and expenses:
Operating and administrative	477,900	189			478,089		478,089
Store closing costs	1,608				1,608		1,608

Operating profit	91,297	(210)	845	(1,041)	90,891	81	90,972
Interest expense	23,684	1,113			24,797		24,797

Income (loss) before income taxes	67,613	(1,323)	845	(1,041)	66,094	81	66,175
Income tax expense (benefit)	26,434	(520)	332	(409)	25,837	32	25,869

Net income (loss)	$41,179	(803)	513	(632)	$40,257	49	$40,306

Basic earnings per share:
Net income (loss) per share	$0.90	(0.02)	0.01	(0.01)	$0.88	0.00	$0.88
Shares used in computing per share amounts	45,939						45,939

Diluted earnings per share:
Net income (loss) per share	$0.89	(0.02)	0.01	(0.01)	$0.87	0.00	$0.87
Shares used in computing per share amounts	46,211						46,211

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
for the Thirty-nine Weeks Ended November 2, 2003
(in thousands, except per share data)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting	As
	Reported	Leases	Period	Items	and Restated	Change	Restated

Net sales	$1,205,713				$1,205,713		$1,205,713
Cost of sales	644,802	24	30	1,476	646,332	15,082	661,414

Gross profit	560,911	(24)	(30)	(1,476)	559,381	(15,082)	544,299

Other costs and expenses:
Operating and administrative	462,266	728			462,994		462,994
Store closing costs	339				339		339

Operating profit	98,306	(752)	(30)	(1,476)	96,048	(15,082)	80,966
Interest expense	39,583	1,060			40,643		40,643
Loss on debt retirement	4,315				4,315		4,315

Income (loss) before income taxes	54,408	(1,812)	(30)	(1,476)	51,090	(15,082)	36,008
Income tax expense (benefit)	21,029	(712)	(12)	(580)	19,725	(5,929)	13,796

Net income (loss)	$33,379	(1,100)	(18)	(896)	$31,365	(9,153)	$22,212

Basic earnings per share:
Net income (loss) per share	$0.74	(0.02)	(0.00)	(0.02)	$0.69	(0.20)	$0.49
Shares used in computing per share amounts	45,396						45,396

Diluted earnings per share:
Net income (loss) per share	$0.73	(0.02)	(0.00)	(0.02)	$0.69	(0.20)	$0.49
Shares used in computing per share amounts	45,619						45,619

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
for the Thirty-nine Weeks Ended October 31, 2004
(in thousands)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting	As
	Reported	Leases	Period	Items	and Restated	Change	Restated

Cash Flows provided by (used in) operating activities:
Net Income (loss)	$41,179	(803)	513	(632)	40,257	49	$40,306

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activites:
Depreciation & amortization on PP&E	20,333	3,002			23,335		23,335
Amortization of other items	3,208				3,208		3,208
Amortization of deferred financing costs	1,456				1,456		1,456
Amortization of long term debt fair market value adjustment	(80)				(80)		(80)
Accretion of debt discount	42				42		42
Loss on disposal of property, equipment and other assets	685	(130)			555		555
Tax benefit relating to stock option exercises	190				190		190
Deferred income taxes	24,819	(521)	332	(409)	24,221	32	24,253

Changes in operating assets and liabilities:
Receivables	10,352		(845)	1,041	10,548		10,548
Inventories	(36,723)				(36,723)	(81)	(36,804)
Prepaid expenses and other current assets	642				642		642
Accounts payable	3,933				3,933		3,933
Accrued payroll, accrued expenses, & other current liabilities	2,396				2,396		2,396
Other operating activities	631	(190)			441		441

Net cash provided by operating activities	73,063	1,358	—	—	74,421	—	74,421

Capital expenditures	(16,399)	(2,371)			(18,770)		(18,770)
Other investing activities	(2,366)				(2,366)		(2,366)

Net cash used in investing activities:	(18,765)	(2,371)	—	—	(21,136)	—	(21,136)

Borrowings under senior credit facility	20,600				20,600		20,600
Payments under senior credit facility	(21,875)				(21,875)		(21,875)
Payment of debt issuance costs	(1,192)				(1,192)		(1,192)
Payments on capital lease obligations	(11,093)				(11,093)		(11,093)
Proceeds from exercise of stock options	621				621		621
Proceeds from seller financing arrangements	—	1,175			1,175		1,175
Payments on seller financing arrangements	—	(162)			(162)		(162)
Repurchase of common stock	(23,726)				(23,726)		(23,726)
Recovery of stockholder’s receivable	8				8		8
Other financing activities	(189)				(189)		(189)

Net cash provided by (used in) financing activities:	(36,846)	1,013	—	—	(35,833)	—	(35,833)

Net increase in cash	17,452						17,452
Cash and cash equivalents, beginning of period	37,221						37,221

Cash and cash equivalents, end of period	$54,673						$54,673

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
for the Thirty-nine Weeks Ended November 2, 2003
($ in thousands)
(Unaudited)

			Vendor Allowances
	As		Change in			Inventory
	Previously		Recognition	Other	As Corrected	Accounting	As
	Reported	Leases	Period	Items	and Restated	Change	Restated

Cash Flows provided by (used in) operating activities:
Net Income (loss)	$33,379	(1,100)	(18)	(896)	31,365	(9,153)	$22,212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activites:
Depreciation & amortization on PP&E	22,999	3,179			26,178		26,178
Amortization of other items	2,897				2,897		2,897
Amortization of deferred financing costs	3,201				3,201		3,201
Amortization of long term debt fair market value adjustment	(807)				(807)		(807)
Accretion of debt discount	702				702		702
Loss on disposal of property, equipment and other assets	683	68			751		751
Tax benefit relating to stock option exercises	1,859				1,859		1,859
Write off of debt issuance costs	2,268				2,268		2,268
Premium paid on early retirement of debt	(350)				(350)		(350)
Proceeds from interest rate swap termination	6,031				6,031		6,031
Deferred income taxes	19,278	(712)	(12)	(580)	17,974	(5,929)	12,045

Changes in operating assets and liabilities:
Receivables	9,861		30	1,476	11,367		11,367
Inventories	(33,268)				(33,268)	15,082	(18,186)
Prepaid expenses and other current assets	(4,363)				(4,363)		(4,363)
Accounts payable	(18,794)				(18,794)		(18,794)
Accrued payroll, accrued expenses, & other current liabilities	12,238				12,238		12,238
Other operating activities	1,249	335			1,584		1,584

Net cash provided by operating activities	59,063	1,770	—	—	60,833	—	60,833

Capital expenditures	(10,568)	(2,774)			(13,342)		(13,342)
Other investing activities	(2,542)				(2,542)		(2,542)

Net cash used in investing activities:	(13,110)	(2,774)	—	—	(15,884)	—	(15,884)

Borrowings under senior credit facility	291,000				291,000		291,000
Payments under senior credit facility	(293,000)				(293,000)		(293,000)
Retirement of balance of 11% senior subordinated notes	(9,547)				(9,547)		(9,547)
Payment of debt issuance costs	(4,162)				(4,162)		(4,162)
Payments on capital lease obligations	(12,335)				(12,335)		(12,335)
Proceeds from exercise of stock options	13,415				13,415		13,415
Proceeds from seller financing arrangements	—	1,120			1,120		1,120
Payments on seller financing arrangements	—	(116)			(116)		(116)
Recovery of stockholder’s receivable	216				216		216
Other financing activities	(207)				(207)		(207)

Net cash provided by (used in) financing activities:	(14,620)	1,004	—	—	(13,616)	—	(13,616)

Net increase in cash	31,333						31,333
Cash and cash equivalents, beginning of period	15,519						15,519

Cash and cash equivalents, end of period	$46,852						$46,852

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     At each balance sheet reporting date, we adjust our inventory carrying balances by the capitalization of certain operating and overhead administrative costs associated with purchasing and handling of inventory, an estimation of vendor allowances that remain in ending inventory at period end, and an estimation of allowances for inventory shrinkage and obsolescence as follows:

	October 31, 2004	February 1, 2004 (1)
	(Restated)	(Restated)
		($ in millions)
FIFO cost	$586.5	$557.0

Administrative and overhead costs	40.9	39.6

Vendor allowances	(57.4)	(60.4)

Shrinkage	(15.8)	(13.4)

Net inventory	$554.2	$522.8

1)	FIFO cost, capitalized administration and overhead costs, and vendor allowance amounts have been adjusted from those previously reported in our Form 10-K, filed with the SEC on May 2, 2005, to reflect the correct balances. Net inventory did not change.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 5 — Debt

     Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	October 31,	February 1,
	2004	2004
	(Restated)	(Restated)
Senior credit facility — term loan	$253,725	$255,000

Remaining 12% senior notes	14,910	14,910
Remaining Unamortized original issue discount (“OID”) on 12% senior notes	(107)	(149)
7% senior subordinated notes	225,000	225,000
Seller financing arrangements	7,469	6,456

Notes and loans, including current maturities	500,997	501,217

SFAS No. 133 fair market value (“FMV”)adjustment:
$100.0 million of 7% senior subordinated notes	(8,353)	—
Remaining FMV adjustment on 12% senior notes	172	252

Total debt	492,816	$501,469
Less: Current maturities
Remaining balance, OID and FMV adjustment on 12% senior notes	14,975	—
Under senior credit facility	2,550	2,550
Seller Financing Arrangements	247	193

Total long term debt	$475,044	$498,726

     We have made an election to redeem the approximately $15.0 million remaining balance of Auto’s $280.0 million 12% senior notes due 2006 in December 2004, the first date such senior notes become redeemable pursuant to the indenture governing such notes, at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest. In connection with the planned redemption, we expect to record a charge during the fourth quarter of fiscal 2004 of approximately $1.0 million. This charge will consist of redemption premiums paid, the write-off of the remaining unamortized debt discount, and the write-off of certain unamortized debt issuance costs, partially offset by a fair market value adjustment to the senior notes associated with the termination in June 2003 of an interest rate swap agreement. We reclassified the approximately $15.0 million balance as a current liability on the accompanying consolidated balance sheet to reflect our election to redeem the notes during fourth quarter of fiscal 2004.

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

     In June 2003, we replaced our $300.0 million credit facility with the new $325.0 million facility. In connection therewith, we expensed $3.8 million of certain unamortized debt issuance costs and certain direct costs. With proceeds from the new credit facility, we redeemed the remaining $9.5 million in aggregate principal amount of Auto’s 11% senior subordinated notes, including accrued and unpaid interest associated therewith. In connection with that redemption, we paid $0.3 million in early redemption premiums and expensed $0.2 million of unamortized deferred debt issuance costs. All of these costs are reflected in the $4.3 million loss on debt retirement that is shown on the Consolidated Statement of Operations for the thirty-nine weeks ending November 2, 2003.

Note 6 — Earnings Per Share

     Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator for basic and diluted EPS:
Net income (restated)	$12,227	$14,406	$40,306	$22,212

Denominator for basic EPS:
Weighted average shares outstanding (basic)	45,126	45,827	45,939	45,396

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	45,126	45,827	45,939	45,396
Effect of dilutive securities	143	412	272	223

Weighted average shares outstanding (diluted)	45,269	46,239	46,211	45,619

     Options to purchase approximately 1.8 million shares of common stock were not included in our computation of diluted earnings per share for the third quarter of fiscal 2004 because they would have been anti-dilutive.

Note 7 — Stock Based Compensation

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

	Thirteen Weeks		Thirty-nine Weeks
	Ended		Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income — as reported	$12,227	$14,406	$40,306	$22,212
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	24	—	24	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(224)	(166)	(557)	(568)

Net income — pro forma	$12,027	$14,240	$39,773	$21,644

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Thirteen Weeks		Thirty-nine Weeks
	Ended		Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Earnings per share — basic:
As reported	$0.27	$0.31	$0.88	$0.49
Pro forma	$0.27	$0.31	$0.87	$0.48
Earnings per share — diluted:
As reported	$0.27	$0.31	$0.87	$0.49
Pro forma	$0.27	$0.31	$0.86	$0.47

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

     Although the primary effect of the change was a decrease in inventory on our balance sheet, it also has a significant impact on our determination of cost of sales because of differences in unit costs and increases in the amount of vendor allowances and inventory purchasing and handling costs that will remain in inventory at period end under FIFO. The change had the effect of increasing our cost of sales and decreasing our gross profit by approximately $4.0 million in the thirteen weeks ended October 31, 2004. The change also decreased our cost of sales and increased our gross profit by approximately $0.1 million in the thirty-nine weeks ended October 31, 2004. The change decreased our cost of sales and increased our gross profit by approximately $3.3 million in the thirteen weeks ended November 2, 2003. The change increased our cost of sales and decreased our gross profit by approximately $15.1 million for the thirty-nine weeks ended November 2, 2003.

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

     We experienced 5.2% same store sales increases during the first quarter of fiscal 2004 and same store sales decreases of 2.5% and 3.2% during the second quarter and third quarter of fiscal 2004, respectively. We believe that many factors contributed to our same store sales decreases in the second and third quarters of fiscal 2004, including, milder temperatures in many of our key markets, economic conditions and higher gas prices. Despite the difficult sales environment, our gross profit rate increased almost 80 basis points compared to the thirty-nine weeks of fiscal 2003. Our inventory management process allowed us to effectively control our inventory with only a slight increase compared to the same period of last year. In light of these conditions, we will continue to: (1) analyze our operating and administrative expenses to further reduce our cost structure; (2) review and refine our core product categories, such as batteries, brakes, shocks, starters and alternators, to ensure that we are meeting our customers’ expectations; (3) add new product offerings as we deem appropriate to give our customers additional reasons to shop our stores; and (4) review our marketing programs, sales promotions, event marketing and sports sponsorships to build customer awareness and help drive store traffic. Our goal is to remain focused on our long-term objectives and continue to manage our business toward achievement of those objectives.

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

     The following discussion and analysis presents factors that affected our consolidated results of operations for the thirteen and thirty-nine weeks ended October 31, 2004 and our consolidated financial position at that date. The following information should be read in conjunction with the consolidated financial statements and notes included in this Form 10-Q/A as well as the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K, dated January 30, 2005, (“2004 Annual Report”) filed with the SEC on May 2, 2005.

Results of Operations

     The following table expresses the Statements of Operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.2	53.2	52.7	54.9

Gross profit	46.8	46.8	47.3	45.1
Operating and administrative	39.6	38.0	39.6	38.4
Store closing costs	0.1	—	0.1	—

Operating profit	7.1	8.8	7.6	6.7
Interest expense	2.1	3.1	2.1	3.4
Loss on debt retirement	—	—	—	0.4

Income before income taxes	5.0	5.7	5.5	2.9
Income tax expense	2.0	2.2	2.2	1.1

Net Income	3.0%	3.5%	3.3%	1.8%

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

     Gross profit was $187.9 million, or 46.8% of net sales, for the third quarter of fiscal 2004 as compared to $191.7 million, or 46.8% of net sales, for the third quarter of fiscal 2003. Gross profit as a percent to net sales was comparable year over year.

     Operating and administrative expenses were $158.9 million or 39.6% of net sales in the third quarter of fiscal 2004, compared to $155.3 million or 38.0% of net sales in the third quarter of fiscal 2003. The increased expenses and increase as a percent of sales are primarily attributable to our increased store count, higher advertising as a result of certain marketing initiatives, increased payroll and benefit-related expenses and the effect of the decline in sales on certain fixed operating costs.

     Interest expense for the third quarter of fiscal 2004 decreased to $8.2 million from $12.8 million in the third quarter of fiscal 2003 primarily as a result of the lower interest rates and corresponding reduced interest expense associated with our refinancing completed in January 2004.

     Income tax expense for the third quarter of fiscal 2004 was $7.9 million, compared to $9.1 million for the comparable period of fiscal 2003. Our effective tax rates for the third quarters of fiscal 2004 and 2003 were 39.1% and 38.6%, respectively.

     Net income decreased to $12.2 million, or $0.27 per diluted common share, for the third quarter of fiscal 2004, compared to net income of $14.4 million, or $0.31 per diluted common share, for the third quarter of fiscal 2003.

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

     Gross profit was $570.7 million, or 47.3% of net sales, for the thirty-nine weeks of fiscal 2004 as compared to $544.3 million, or 45.1% of net sales, for the thirty-nine weeks of fiscal 2003. The improvement in gross margin rates year over year has resulted from lower product acquisition costs on selected items, improvements in our balance of sales through enhanced category management, and reduced store inventory shrinkage as a result of improved store procedures and enhanced inventory control systems.

     Operating and administrative expenses were $478.1 million or 39.6% of net sales in the thirty-nine weeks of fiscal 2004, compared to $463.0 million or 38.4% of net sales in the thirty-nine weeks of fiscal 2003. The increase year over year is primarily attributable to increased store count, higher payroll rates and benefit-related costs and increased advertising.

     Interest expense for the thirty-nine weeks of fiscal 2004 decreased to $24.8 million from $40.6 million in the thirty-nine weeks of fiscal 2003 primarily as a result of the lower interest rates and corresponding reduced interest expense associated with our refinancing completed in January 2004.

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

     Income tax expense for the thirty-nine weeks of fiscal 2004 was $25.9 million, compared to $13.8 million for the comparable period of fiscal 2003. Our effective tax rate was 39.1% in fiscal 2004 and 38.3% in fiscal 2003.

     Net income increased to $40.3 million, or $0.87 per diluted common share, for the thirty-nine weeks of fiscal 2004, compared to net income of $22.2 million, or $0.49 per diluted common share, for the thirty-nine weeks of fiscal 2003.

Liquidity and Capital Resources

Overview of Liquidity

     Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. Other than payments on capital leases and seller financing arrangements, we are required to make only minimal debt amortization payments prior to fiscal 2009. We intend to fund our cash requirements with cash flows from operating activities, borrowings under our senior credit facility and short-term trade credit relating to extended payment terms for inventory purchases. The following table outlines our liquidity:

	October 31,	February 1,
	2004	2004
	($ in thousands)

Cash	$54,673	$37,221
Availability under revolving line of credit	115,038	120,068
Working capital (Restated)	448,463	453,734

     Availability under our revolving line of credit decreased during the thirty-nine weeks of fiscal 2004 relative to prior periods, primarily due to the issuance of letters of credit relating to our increased purchases of import products.

     We have made an election to redeem the approximately $15.0 million remaining balance of our $280.0 million 12% senior notes due 2006 in December 2004, the first date such senior notes become redeemable pursuant to the indenture governing the senior notes, at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest. In connection with the planned redemption, we expect to record a charge during the fourth quarter of fiscal 2004 of approximately $1.0 million. This charge will consist of redemption premium paid, the write-off of the remaining unamortized debt discount, and the write-off of certain unamortized debt issuance costs, partially offset by a fair market value adjustment to the senior notes associated with the termination in June 2003 of an interest rate swap agreement. Upon redemption of the 12% senior notes, our actual cash outlay for principal, redemption premium, and accrued and unpaid interest will be approximately $16.7 million.

     On August 10, 2004, we amended our senior credit facility to provide for an immediate reduction of the interest rate on the term loan of 25 basis points and an opportunity for an additional 25 basis points reduction of the interest rate on such term loan upon the achievement of certain conditions, as more particularly set forth in the amendment. The amendment also provides for a one-year extension of the term loan maturity to August 2010. We anticipate that this interest rate reduction will reduce our interest expense in the fourth quarter fiscal 2004 by approximately $0.2 million.

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

     In order to facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided ($ in thousands):

	Payments Due by Fiscal Year (Restated)
Contractual Obligation	Total	2004 (1)	2005 – 2006	2007 - 2008	Thereafter
Long-term debt (2,6)	$501,104	$16,238	$5,727	$5,958	$473,181
Interest on long-term debt (3,6)	213,241	11,961	52,189	51,412	97,679
Capital lease obligations (4)	21,538	2,476	12,805	4,391	1,866
Operating lease obligations (5,6)	697,894	29,795	220,001	168,229	279,869

Total contractual obligations	$1,433,777	$60,470	$290,722	$229,990	$852,595

(1)	Represents the period from November 1, 2004 to January 30, 2005.

(2)	Change from 2003 10-K due to the extension of the term loan portion of our senior credit facility to August 10, 2010 and our election to redeem the remaining approximately $15.0 million balance of our 12% senior notes in December 2004.

(3)	Interest on the term loan was calculated assuming the current interest rate of 4.06% would be in effect through the loan expiration date of August 2010. $100.0 million of our $225.0 million 7% senior subordinated notes is subject to an interest rate swap agreement. The estimate of the effect of the interest rate swap on interest was made assuming the current interest rate related to the rate swap would be in effect for the term of the rate swap.

(4)	Capital lease payments include both principal and interest.

(5)	Operating lease obligations are not reduced to reflect sublease income. Changes from 2003 10-K due primarily to new stores and lease extensions.

(6)	As part of our Lease Accounting Restatement, we identified a small number of stores where the extent of our monetary involvement in the construction of the store (based on the excess of our constructions costs over the landlord’s reimbursement to us of such costs) results in capitalization of the construction costs as an asset and recording the landlord reimbursement as construction debt under Emerging Issues Task Force (“EITF”) No. 97-10, “the Effect of Lease Involvement in Asset Construction (“EITF 97-10”). These payments were previously shown in the contractual obligation table as operating lease obligations. They have been reclassified as long term debt and interest payments .

     Other commercial commitments consist of standby letters of credit totaling $30.0 million, the longest term of which expires in June 2005. Our inventory purchase commitments are cancelable and therefore not included in the above table.

Analysis of Cash Flows

     The following table summarizes our cash flows from operating activities:

	Thirty-nine Weeks Ended
	October 31, 2004	November 2, 2003
	(Restated)	(Restated)
	($ in thousands)
Net income	$40,306	$22,212
Non-cash expenses and adjustments	52,959	48,744
Change in inventory, net of accounts payable	(32,871)	(36,980)
Proceeds from interest rate swap termination	—	6,031
Changes in other operating assets and liabilities	14,027	20,826

Cash flows from operating activities	$74,421	$60,833

     During the thirty-nine weeks of fiscal 2004, net cash provided by operating activities was $74.4 million compared to $60.8 million of cash provided by operating activities during the thirty-nine weeks of fiscal 2003. The significant change primarily relates to an increase of $18.1 million in net income in fiscal 2004 resulting primarily from lower interest expense and no loss on debt retirement. Changes in inventory, net of accounts payable improved $4.1 million as a result of improved payables management. Cash flows from operations during the thirty-nine weeks of fiscal 2003 were favorably impacted by $6.0 million associated with the termination of an interest rate swap agreement. The net changes in other operating assets and liabilities during the 2004 period relative to the 2003 period relates primarily to lower accrued interest balances during the 2004 period.

     Net cash used in investing activities totaled $21.1 million for the thirty-nine weeks of fiscal 2004, compared to $15.9 million used during the thirty-nine weeks of fiscal 2003. This increase occurred because capital expenditures during the thirty-nine weeks of fiscal 2004 were $5.4 million higher than in the thirty-nine weeks of fiscal 2003 as a result of additions made to support new store growth, additional capital upgrades to existing stores and the purchase of certain leased assets.

     Net cash used in financing activities totaled $35.8 million in the thirty-nine weeks of fiscal 2004 compared to $13.6 million in the thirty-nine weeks of fiscal 2003.

The change primarily relates to the following: (1) during the thirty-nine weeks of fiscal 2004, we utilized approximately $23.7 million of our cash to repurchase and subsequently retire approximately 1.6 million shares of our common stock; no such purchases were made in fiscal 2003; (2) during the thirty-nine weeks of fiscal 2003, proceeds from the exercise of stock options were $12.8 million higher than the thirty-nine weeks of fiscal 2004 as a result of significant stock option exercises (3) during the thirty-nine weeks of fiscal 2003 we retired $9.5 million of our 11% senior subordinated notes; no such retirements occurred during the thirty-nine weeks of fiscal 2004; and (4) payments for debt issuance costs were $3.0 million less during the thirty-nine weeks of fiscal 2004 than in the thirty-nine weeks of fiscal 2003 as a result of the June 2003 refinancing of our former senior credit facility.

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

     Our same store sales were flat during the thirty-nine weeks of fiscal 2004, which was comprised of 5.2% same store sales increases during the first quarter of fiscal 2004 and same store sales decreases of 2.5% and 3.2% during the second and third quarters of fiscal 2004 respectively. Based on our estimate of future sales trends and in recognition of our 7.5% same store sales increase in the fourth quarter of fiscal 2003, we expect same store sales to be in the range of negative 1.5% to negative 3.5% for the fourth quarter of fiscal 2004.

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

Forward-looking Statements

     Certain statements contained in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. They discuss, among other things, expected growth, future store development and relocation strategy, business strategies, future revenues and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions, including, but not limited to, competitive pressures and impacts, demand for our products, factors impacting procurement of import products, fluctuations in and the overall condition of the economy, timing and number of equity awards issued and the market value of such awards, inflation, consumer debt levels, factors impacting consumer spending and driving habits, conditions affecting new store development, weather conditions, the possibility that we may fail to complete our assessment of, or we may identify material weaknesses in our internal control over financial reporting in the course of our assessment of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements. Additional information regarding these and other risks that may cause differences are contained in our periodic and other filings with the Securities and Exchange Commission.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

	Issuer Repurchases of Equity Securities (1)
			Total Number of	Dollar Value of
		Average	Shares Purchased	Shares That
	Total Number	Price	Part of as	May Yet be
	Shares of	per Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
Balance as of August 1, 2004 (2)	1,274,956	$15.50	1,274,956	$5,234,924
August 2, 2004 to August 29, 2004	—	—	—	5,234,924
August 30, 2004 to October 3, 2004	300,000	13.20	300,000	1,275,034
October 4, 2004 to October 31, 2004	—	—	—	1,275,034

As of October 31, 2004	1,574,956	$15.06	1,574,956	$1,275,034

(1)	On June 8, 2004, our Board of Directors approved a share repurchase program authorizing us to acquire up to $25.0 million of our common stock. The program expires in December 2005. See Note 8 to the Consolidated Financial Statements.

(2)	Consists of a) 475,756 shares purchased in a privately negotiated transaction with Investcorp S.A., formerly one of the Company’s significant shareholders, at an approximate 1% discount from the average market price of our common stock on the date of purchase. Charles K. Marquis, a member of our Board of Directors, is employed by Investcorp; and b) 799,200 shares purchased in open market transactions.

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