Form 10-Q
period 2005-05-01
CSK AUTO CORP
filed 2005-06-10
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2005

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
      As of June 2, 2005, CSK Auto Corporation had 45,157,106 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 1,	January 30,
	2005	2005

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Cash and cash equivalents	$97,704	$56,548
Receivables, net of allowances of $1,395 and $670, respectively	75,292	73,106
Inventories	560,178	531,751
Deferred income taxes	41,956	46,263
Prepaid expenses and other current assets	22,987	27,260

Total current assets	798,117	734,928

Property and equipment, net	137,645	139,357
Leasehold interests, net	10,075	10,393
Goodwill	118,966	118,966
Other assets, net	36,312	38,474

Total assets	$1,101,115	$1,042,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$224,183	$178,444
Accrued payroll and related expenses	52,316	51,396
Accrued expenses and other current liabilities	53,891	47,982
Current maturities of long term debt	2,842	2,818
Current maturities of capital lease obligations	5,615	6,490

Total current liabilities	338,847	287,130

Long term debt	477,893	477,568
Obligations under capital leases	9,302	10,437
Deferred income taxes	6,427	6,341
Other liabilities	45,817	46,358

Total non-current liabilities	539,439	540,704

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 45,147,742 and 45,116,301 shares issued and outstanding at May 1, 2005 and January 30, 2005, respectively	452	451
Additional paid-in capital	446,930	446,537
Deferred compensation	(912)	(1,018)
Stockholder receivable	(10)	(10)
Accumulated deficit	(223,631)	(231,676)

Total stockholders’ equity	222,829	214,284

Total liabilities and stockholders’ equity	$1,101,115	$1,042,118

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended

	May 1,	May 2,
	2005	2004

	(Unaudited)
	(In thousands, except per
	share data)
Net sales	$397,201	$397,054
Cost of sales	217,218	208,359

Gross profit	179,983	188,695
Other costs and expenses:
Operating and administrative	157,883	158,712
Store closing costs	315	326

Operating profit	21,785	29,657
Interest expense, net	8,570	8,614

Income before income taxes	13,215	21,043
Income tax expense	5,170	8,228

Net income	$8,045	$12,815

Basic earnings per share:
Net income	$0.18	$0.28

Shares used in computing per share amounts	45,130	46,517

Diluted earnings per share:
Net income	$0.18	$0.27

Shares used in computing per share amounts	45,494	46,885

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended

	May 1,	May 2,
	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$8,045	$12,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,725	8,185
Amortization and accretion of financing items	453	470
Amortization of other items	1,005	1,032
Losses on disposal of property, equipment and other assets	365	174
Tax benefit relating to stock option exercises	86	106
Deferred income taxes	4,393	7,564
Change in operating assets and liabilities:
Receivables	(2,186)	(709)
Inventories	(28,427)	(20,823)
Prepaid expenses and other current assets	4,273	(1,246)
Accounts payable	45,739	7,767
Accrued payroll, accrued expenses and other current liabilities	6,829	392
Other operating activities	501	(556)

Net cash provided by operating activities	48,801	15,171

Cash flows from investing activities:
Capital expenditures	(6,384)	(4,817)
Other investing activities	(320)	(817)

Net cash used in investing activities	(6,704)	(5,634)

Cash flows from financing activities:
Borrowings under senior credit facility	—	20,600
Payments under senior credit facility	—	(20,600)
Payment of debt issuance costs	—	(854)
Payments on capital lease obligations	(2,010)	(2,554)
Proceeds from repayment of stockholder receivable	—	8
Proceeds from seller financing arrangements	905	—
Payments on seller financing arrangements	(78)	(45)
Proceeds from exercise of stock options	308	346
Other financing activities	(66)	(98)

Net cash used in financing activities	(941)	(3,197)

Net increase in cash and cash equivalents	41,156	6,340
Cash and cash equivalents, beginning of period	56,548	37,221

Cash and cash equivalents, end of period	$97,704	$43,561

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      CSK Auto Corporation is a holding company. At May 1, 2005, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us”, or “our”.
      Auto is a specialty retailer of automotive aftermarket parts and accessories. At May 1, 2005, we operated 1,138 stores in 19 states as a fully integrated company and single business segment under three brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, founded in 1947 and operating primarily in California.

Note 1 —	Basis of Presentation
      We prepared the unaudited consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial position and the results of our operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended January 30, 2005 (fiscal 2004) as included in our Annual Report on Form 10-K filed with the SEC on May 2, 2005 (“2004 Annual Report”).
      In the accompanying consolidated balance sheet, we have changed the classification of store operating supplies as of January 30, 2005 from inventory to prepaid expenses and other current assets to conform to the current year presentation. As these items do not represent merchandise held for sale, we believe this presentation is more appropriate. As of May 1, 2005 and January 30, 2005, store operating supplies were approximately $6.6 million. This classification has no impact on our previously reported total current assets, results of operations or cash flows.

Note 2 —	Recent Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS’) No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but not required. Early adoption is encouraged. We are evaluating the impact of FIN 47 on our consolidated financial statements.
      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in our first quarter of fiscal 2006. We currently disclose the proforma impact on net income (loss) and earnings (loss) per share under SFAS No. 123, “Accounting for Stock-Based Compensation” in Note 7 of these Consolidated Financial Statements. We are currently evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that will be included in the valuation of the awards.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a material effect on our consolidated financial statements.
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
      At each balance sheet reporting date, we adjust our inventory carrying balances by the capitalization of certain operating and overhead administrative costs associated with purchasing and handling of inventory, an estimation of vendor allowances that remain in ending inventory at period end and an estimation of allowances for inventory shrinkage and obsolescence as follows.

	May 1,	January 30,	February 1,
	2005	2005(1)	2004(1)

	($ in millions)
FIFO cost	$591.8	$564.0	$550.3
Administrative and overhead costs	43.8	39.8	39.6
Vendor allowances	(59.3)	(57.4)	(60.4)
Shrinkage	(15.1)	(13.1)	(13.4)
Obsolescence	(1.0)	(1.5)	—

Net inventory	$560.2	$531.8	$516.1

(1)	Amounts are different from those disclosed in our 2004 Annual Report due to the reclassification of approximately $6.6 million of store operating supplies as of May 1, 2005 and January 30, 2005 and approximately $6.7 million of store operating supplies reclassified as of February 1, 2004 as discussed in Note 1 of the Notes to Consolidated Financial Statements in this Form 10-Q. In addition, FIFO cost, capitalized administrative and overhead costs and vendor allowance amounts have been revised from those previously reported in our 2004 Annual Report to reflect the correct balances for capitalized administrative and overhead costs and vendor allowances. The net effect of the correction was a $1.0 million reduction in FIFO cost which was recorded in cost of sales in the first quarter of fiscal 2005.

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
      We account for the costs of closed stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, costs of operating lease commitments for a closed store are recorded as expense at fair value at the date we cease operating the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.
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
      As of May 1, 2005, we had a total of 191 locations included in the allowance for store closing costs consisting of 137 store locations and 54 service centers. Of the store locations included in the allowance, 11 locations were vacant and 126 locations were subleased. Of the service centers included in the allowance, 2 were vacant and 52 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018.
      Activity in the allowance for store closing costs and the related payments for the thirteen weeks ended May 1, 2005 is as follows ($ in thousands):

Balance, beginning of year	$7,883
Store closing costs:
Provision for store closing costs	62
Revisions in estimates	8
Accretion	105
Operating expenses and other	140

Store closing costs, net	315

Payments:
Rent expense, net of sublease recoveries	(589)
Occupancy and other expenses	(199)
Sublease commissions and buyouts	—

Total payments	(788)

Balance as of May 1, 2005	$7,410

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We expect net cash outflows for closed store locations of approximately $4.0 million during fiscal 2005 and the remainder of cash outflows to primarily occur during fiscal years 2006 through 2008. We plan to fund these outflows from normal operating cash flows. We anticipate that we will close or relocate approximately 18 stores during fiscal 2005. We anticipate that the majority of these closures will occur near the end of the lease terms, resulting in minimal closed store costs. We anticipate total cash outflows relating to these stores of $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.

Note 5 —	Long Term Debt
      Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	May 1,	January 30,
	2005	2005

Senior credit facility — term loan	$252,450	$252,450
7% senior subordinated notes	220,041	220,519
Seller financing arrangements	8,244	7,417

Total debt	$480,735	$480,386
Less: Current maturities under senior credit facility	2,550	2,550
Current portion of seller financing arrangements	292	268

Total long term debt	$477,893	$477,568

      On April 5, 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set semi-annually in arrears, equal to the six month LIBOR + 283 basis points. The agreement is for the term of the notes. The hedge is accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in the results of operations. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt will not have a significant effect on our consolidated results of operations. At May 1, 2005 and January 30, 2005, the fair value of the interest rate swap approximated $5.0 million and $4.5 million, respectively, which is included as an increase in other long-term liabilities with an identical amount reflected as a basis adjustment to the 7% senior subordinated notes on the accompanying Consolidated Balance Sheet.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Earnings Per Share
      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks
	Ended

	May 1,	May 2,
	2005	2004

Numerator for basic and diluted EPS:
Net income	$8,045	$12,815

Denominator for basic EPS:
Weighted average shares outstanding (basic)	45,130	46,517

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	45,130	46,517
Effect of dilutive stock options	364	368

Weighted average shares outstanding (diluted)	45,494	46,885

Shares excluded as a result of anti-dilution:
Stock options	385	346

Note 7 —	Stock Based Compensation
      We have stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in our 2004 Annual Report on Form 10-K filed with the SEC on May 2, 2005. We continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No material stock-based employee compensation expense is reflected in net income (loss) for the quarters ended May 1, 2005 or May 2, 2004 as the intrinsic value of all options granted under those plans was zero. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” ($ in thousands, except per share amounts):

	Thirteen Weeks
	Ended

	May 1,	May 2,
	2005	2004

Net income — as reported	$8,045	$12,815
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	64	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(494)	(170)

Net income — pro forma	$7,615	$12,645

Earnings per share — basic:
As reported	$0.18	$0.28
Pro forma	0.17	0.27
Earnings per share — diluted:
As reported	$0.18	$0.27
Pro forma	0.17	0.27

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Legal Matters
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
Overview
      CSK Auto Corporation is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. As of May 1, 2005, through our wholly owned subsidiary CSK Auto, Inc., we operated 1,138 stores in 19 states under one fully integrated operating format and three brand names:

•	Checker Auto Parts, founded in 1969, with 428 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schucks Auto Supply, founded in 1917, with 225 stores in the Pacific Northwest and Alaska; and

•	Kragen Auto Parts, founded in 1947, with 485 stores primarily in California.
      During the thirteen weeks ended May 1, 2005 (the “first quarter of fiscal 2005”), we opened 6 stores, relocated 2 stores and closed 2 stores in addition to the 2 stores closed upon relocation. Our goal for fiscal 2005 is to open approximately 50 stores, consisting of approximately 40 new stores and 10 relocated stores. During fiscal 2005, we expect to close approximately 8 stores at or close to their lease expiration (in addition to approximately 10 stores closed due to relocation) for a net increase of approximately 32 new stores.
      During fiscal 2005, we plan to open approximately 4 new test stores in the Phoenix market named Pay N Save. These new stores openings are in addition to the store openings mentioned above. These stores will target a broader demographic than our CSK stores and sell primarily tools, hardware, housewares and other household goods, and seasonal items. We believe that these test stores allow us to develop new sourcing, particularly import sourcing, for merchandise in our auto parts stores and potentially broaden the inventory mix in our existing auto parts stores. We do not expect that these stores will have a material impact on our consolidated financial statements.
      During the first quarter of fiscal 2005, our financial performance was negatively impacted by lower than anticipated sales resulting from a difficult sales environment, as discussed below. Although net sales increased slightly, same store sales declined 1.2% compared to the thirteen weeks ended May 2, 2004 (the “first quarter of fiscal 2004”). We continue to monitor our operating and administrative expenses as evidenced by a slight decrease in those expenses as a percent to sales. Increasing sales and controlling inventory and expenses will be our primary operational focus for the balance of fiscal 2005.
      The following discussion and analysis presents factors that affected our consolidated results of operations for the quarter ended May 1, 2005 and our consolidated financial position at that date. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q as well as our 2004 Annual Report.

Results of Operations
      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks
	Ended

	May 1,	May 2,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	54.7	52.5

Gross profit	45.3	47.5
Operating and administrative	39.7	39.9
Store closing costs	0.1	0.1

Operating profit	5.5	7.5
Interest expense, net	2.2	2.2

Income before income tax expense	3.3	5.3
Income tax expense	1.3	2.1

Net income	2.0%	3.2%

Thirteen Weeks Ended May 1, 2005 Compared to Thirteen Weeks Ended May 2, 2004
      Net sales for the first quarter of fiscal 2005 were essentially flat compared to the first quarter of fiscal 2004. Same store sales decreased 1.2% overall. Same store retail sales declined 2.6% while same store commercial sales increased 5.6%. The decline in same store sales was impacted by a decline in customer count (measured by the number of in-store transactions), partially offset by an increase in our average transaction size (measured by dollars spent per sale) over the first quarter of fiscal 2004. Sales of core items such as brakes, shocks, batteries, fuel pumps, wiper blades and coolant increased compared to the first quarter of fiscal 2004. Sales in other categories such as clutches, truck accessories, jacks and ramps, and power tools declined significantly.
      Gross profit was $180.0 million, or 45.3% of net sales, for the first quarter of fiscal 2005, as compared to $188.7 million, or 47.5% of net sales, for the first quarter of fiscal 2004. The change in gross profit is primarily due to: (1) lower recognition of vendor allowances during the first quarter of fiscal 2005, primarily attributable to lower sales levels and a related decline in purchase volumes; (2) incremental commercial sales carrying a lower gross profit percentage; and (3) a $1.0 million inventory adjustment made during the first quarter of fiscal 2005 relating to prior periods that was not material to any previously reported prior period.
      Operating profit for the first quarter of fiscal 2005 totaled $21.8 million, or 5.5% of net sales, compared to $29.7 million, or 7.5% of net sales, for the first quarter of fiscal 2004. Operating profit was negatively impacted by our lower gross profit as described above. Operating and administrative expenses declined by approximately $0.8 million, even with the addition of 21 new stores compared to the first quarter of fiscal 2004. On a percentage basis, expenses declined by 20 basis points to 39.7% of sales in the first quarter of fiscal 2005 as compared to 39.9% of sales in the same quarter of fiscal 2004. This decrease in operating and administrative expenses primarily resulted from improved management of certain store expenses, which we will continue to focus on in the future.
      Income tax expense for the first quarter of fiscal 2005 was $5.2 million, compared to $8.2 million for the comparable period of fiscal 2004. Our effective tax rate remained at 39.1% year over year.
      As a result of the above factors, net income decreased to $8.0 million, or $0.18 per diluted common share, for the first quarter of fiscal 2005, compared to net income of $12.8 million, or $0.27 per diluted common share, for the first quarter of fiscal 2004.

Liquidity and Capital Resources

Overview of Liquidity
      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. We are required to make only minimal debt amortization payments prior to fiscal 2009 other than payments on capital leases and seller financing arrangements. We intend to fund our cash requirements with cash flows from operating activities, borrowings under our senior credit facility and short-term trade credit relating to payment terms for merchandise inventory purchases. The following table outlines our liquidity:

	May 1,	January 30,
	2005	2005

	($ in thousands)
Cash	$97,704	$56,548
Availability under revolving line of credit	116,983	114,035
Working capital	459,270	447,798
      We lease our corporate office and warehouse facilities, all but one of our retail stores, and some of our equipment. Substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. These leases generally require minimal initial cash outlay and we expect to use similar leases for new store locations in the near future. There are no material changes to the contractual obligations table disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report.
Analysis of Cash Flows
      During the first quarter of fiscal 2005, net cash provided by operating activities was $48.8 million compared to $15.2 million of cash provided by operating activities during the first quarter of fiscal 2004. Net income in the first quarter of fiscal 2005 decreased $4.8 million compared to the first quarter of fiscal 2004. The most significant component of the change relates to a $30.4 million increase of accounts payable in excess of the increase in inventory. Inventories increased by $7.6 million during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004; however, during fiscal 2005 accounts payable increased $38.0 million as compared to the first quarter of fiscal 2004 as a result of improved payment terms and the timing of our seasonal inventory purchases.
      Net cash used in investing activities totaled $6.7 million for the first quarter of fiscal 2005, compared to $5.6 million used during the comparable period of fiscal 2004. Capital expenditures during the first quarter of fiscal 2005 were $1.6 million higher than in the first quarter of fiscal 2004 as a result of investments made to support new store growth and additional capital upgrades to existing stores.
      Net cash used in financing activities totaled $0.9 million for the first quarter of fiscal 2005 compared to $3.2 million used in financing activities in the comparable period of fiscal 2004. During the first quarter of fiscal 2004, $0.9 million was paid for debt issuance costs relating to our refinancing completed in January 2004. No such payment was made during the first quarter of fiscal 2005. Payments on capital lease obligations decreased by $0.5 million in the first quarter of fiscal 2005 due to our declining outstanding capital lease obligations. Also, $0.9 million was received as construction reimbursements from landlords in the first quarter of fiscal 2005 relating to new store build outs that resulted in capitalization of the construction costs as an asset and recording the reimbursement as debt under Emerging Issues Task Force (“EITF”) No. 97-10 “the Effect of Lease Involvement in Asset Construction”. No such payments were received in the first quarter of fiscal 2004.
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
      As of May 1, 2005, we had a total of 191 locations included in the allowance for store closing costs, consisting of 137 store locations and 54 service centers. Of the store locations included in the allowance, 11 locations were vacant and 126 locations were subleased. Of the service centers included in the allowance, 2 were vacant and 52 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018.
      Activity in the allowance for store closing costs and the related payments for the thirteen weeks ended May 1, 2005 is as follows ($ in thousands):

Balance, beginning of year	$7,883
Store closing costs:
Provision for store closing costs	62
Revisions in estimates	8
Accretion	105
Operating expenses and other	140

Store closing costs, net	315

Payments:
Rent expense, net of sublease recoveries	(589)
Occupancy and other expenses	(199)
Sublease commissions and buyouts	—

Total payments	(788)

Balance as of May 1, 2005	$7,410

      We expect net cash outflows for closed store locations of approximately $4.0 million during fiscal 2005 and the remainder of cash outflows to primarily occur during fiscal years 2006 through 2008. We plan to fund these outflows from normal operating cash flows. We anticipate that we will close or relocate approximately 18 stores during fiscal 2005. We anticipate that the majority of these closures will occur near the end of the lease terms, resulting in minimal closed store costs. We anticipate total cash outflows relating to these stores of $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.

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

Inflation
      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of merchandise purchases, selective forward buying and the use of alternative suppliers.

Debt Covenants
      Our credit agreement contains negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances, acquisitions, payment of dividends, transactions with affiliated parties, change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Our credit agreement requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. The Consolidated Leverage Ratio is “Consolidated Total Funded Debt”, as defined in the credit agreement, divided by “Consolidated EBITDA” as defined in the credit agreement. The Interest Coverage Ratio is “Consolidated EBITDA”, as defined in the credit agreement, divided by “cash interest expense”, as defined in the credit agreement. At May 1, 2005, we were in compliance with the related covenants.
      During the review of our lease accounting practices at the end of fiscal 2004, we identified a small number of stores where the extent of our monetary investment in the construction of the stores requires capitalization of the improvements as assets and recording of the landlord reimbursement of costs as construction debt under EITF 97-10. In light of this addition of incremental debt to our balance sheet required by EITF 97-10 as well as the reduction in the required Consolidated Leverage Ratio (i.e., Debt to EBITDA, as specifically defined in our credit agreement) from 4.0 to 3.0 over the four fiscal quarters ended May 1, 2005, we entered into a waiver effective May 1, 2005, to our credit agreement (“Waiver”). The Waiver provides for the lenders’ waiver with respect to the first quarter of fiscal year 2005 ended May 1, 2005, of the Company’s compliance with the Consolidated Leverage Ratio covenant; provided that the ratio for the four consecutive fiscal quarters ended May 1, 2005, does not exceed 3.50 to 1.0. In addition, the Waiver provides for the exclusion from Indebtedness (as defined in the credit agreement) of all items that would be considered indebtedness under EITF 97-10 for all purposes on and after May 1, 2005, not to exceed $15 million in the aggregate. With this Waiver, we anticipate meeting all required covenants under our existing credit agreement in fiscal 2005.
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
      We have significantly reduced our outstanding debt over recent years. The degree to which we are leveraged could have important consequences on our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes. A substantial portion of our cash flow from operations must be dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for other purposes. We may not be able to adjust rapidly to changing market conditions and we may be more vulnerable in the event of a downturn in general economic conditions or in our business.

Interest Rates
      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on our interest rate swap are sensitive to changes in interest rates. Our variable rate debt relates to borrowings under our senior credit facility and the $100.0 million amount of our rate swap, which are vulnerable to movements in the LIBOR rate. On April 5, 2004, we entered into an interest rate swap agreement which converted the interest payment obligation on $100.0 million of our 7% senior subordinated notes to a floating rate, set semi-annually in arrears, equal to the six month LIBOR rate plus 283 basis points.
      At May 1, 2005, including the $100.0 million of senior subordinated notes that are part of the interest rate swap agreement, 70% of our outstanding debt was at variable interest rates and 30% of our outstanding debt was at fixed interest rates. With $347.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.5 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.
Critical Accounting Matters
      For a discussion of our critical accounting matters, please refer to our 2004 Annual Report.
Recent Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but not required. Early adoption is encouraged. We are evaluating the impact of FIN 47 on our consolidated financial statements.
      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in our first quarter of fiscal 2006. We currently disclose the proforma impact on net income (loss) and earnings (loss) per share under SFAS No. 123, “Accounting for Stock-Based Compensation” in Note 7 of the Consolidated Financial Statements. We are currently evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that will be included in the valuation of the awards.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a material effect on our consolidated financial statements.

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
Forward-looking Statements
      Certain statements contained in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. They discuss, among other things, expected growth, future store development and relocation strategy, business strategies, future revenues and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions, including, but not limited to, competitive pressures and impacts, demand for our products, factors impacting procurement of import products, fluctuations in and the overall condition of the economy, timing and number of equity awards issued and the market value of such awards, inflation, consumer debt levels, factors impacting consumer spending and driving habits, conditions affecting new store development, weather conditions, compliance with Section 404 of the Sarbanes-Oxley Act, and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements. Additional information regarding these and other risks that may cause differences are contained in our periodic and other filings with the Securities and Exchange Commission.

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
      Nevertheless, in light of the material weaknesses described above, the Company has implemented additional processes and procedures and performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. With regard to accounting for lease related assets in particular, we changed our procedures regarding the review, analysis and recording of new and amended leases, including the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. Accordingly, management believes that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control Over Financial Reporting
      During the fiscal quarter ended May 1, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer Repurchases of Equity Securities

	Total	Average	Total Number of	Dollar Value of
	Number	Price	Shares Purchased	Shares That May
	of Shares	Paid per	as Part of Publicly	yet Be Purchased
Period	Purchased	Share	Announced Plans	Under the Plan

Balance as of January 30, 2005	1,574,956	$15.06	1,574,956	$1,275,034
January 31, 2005 to February 27, 2005	—	—	—
February 28, 2005 to April 3, 2005	—	—	—
April 4, 2005 to May 1, 2005	—	—	—

As of May 1, 2005	1,574,956	$15.06	1,574,956	$1,275,034
      On June 8, 2004, our Board of Directors approved a share repurchase program authorizing us to acquire up to $25.0 million of our common stock. The program expires in December 2005. We did not purchase any shares of our common stock during the first quarter of fiscal 2005.

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

Don W. Watson
Chief Financial Officer
and Duly Authorized Officer
DATED: June 10, 2005

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