Form 10-Q
period 2005-07-31
CSK AUTO CORP
filed 2005-09-09
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

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
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes     ☐          No ☑.
      As of August 31, 2005, CSK Auto Corporation had 43,784,637 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	January 30,
	2005	2005

	(In thousands,
	except share data)
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,748	$56,548
Receivables, net of allowances of $3,081 and $670, respectively	71,813	73,106
Inventories	552,282	531,751
Deferred income taxes	34,638	46,263
Prepaid expenses and other current assets	21,224	27,260

Total current assets	698,705	734,928

Property and equipment, net	137,659	139,357
Leasehold interests, net	9,772	10,393
Goodwill	118,966	118,966
Deferred income taxes	3,089	—
Other assets, net	38,644	38,474

Total assets	$1,006,835	$1,042,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$215,631	$178,444
Accrued payroll and related expenses	54,365	51,396
Accrued expenses and other current liabilities	48,381	47,982
Current maturities of long term debt	341	2,818
Current maturities of capital lease obligations	5,037	6,490

Total current liabilities	323,755	287,130

Long term debt	417,440	477,568
Obligations under capital leases	8,146	10,437
Deferred income taxes	—	6,341
Other liabilities	44,730	46,358

Total non-current liabilities	470,316	540,704

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 43,780,569 and 45,116,301 shares issued and outstanding at July 31, 2005 and January 30, 2005, respectively	438	451
Additional paid-in capital	424,674	446,537
Deferred compensation	(1,775)	(1,018)
Stockholder receivable	—	(10)
Accumulated deficit	(210,573)	(231,676)

Total stockholders’ equity	212,764	214,284

Total liabilities and stockholders’ equity	$1,006,835	$1,042,118

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Net sales	$419,048	$409,057	$816,249	$806,111
Cost of sales	226,082	214,989	443,300	423,348

Gross profit	192,966	194,068	372,949	382,763
Other costs and expenses:
Operating and administrative	160,947	160,498	318,830	319,210
Store closing costs	654	561	969	887

Operating profit	31,365	33,009	53,150	62,666
Interest expense, net	8,300	7,966	16,870	16,580
Loss on debt retirement	1,600	—	1,600	—

Income before income taxes	21,465	25,043	34,680	46,086
Income tax expense	8,407	9,779	13,577	18,007

Net income	$13,058	$15,264	$21,103	$28,079

Basic earnings per share:
Net income per share	$0.29	$0.33	$0.47	$0.61

Shares used in computing per share amounts	45,135	46,184	45,133	46,349

Diluted earnings per share:
Net income per share	$0.29	$0.33	$0.46	$0.60

Shares used in computing per share amounts	45,539	46,466	45,514	46,675

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-in	Deferred	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Compensation	Receivable	Deficit	Equity

	(In thousands, except share data)
	(Unaudited)
Balances at January 30, 2005	45,116,301	$451	$446,537	$(1,018)	$(10)	$(231,676)	$214,284
Exercise of options	71,659	1	727	—	—	—	728
Purchase of call options on common stock, net of tax benefit of $9,449	—	—	(14,591)	—	—	—	(14,591)
Sale of common stock warrants	—	—	15,850	—	—	—	15,850
Tax benefit relating to common stock option exercises	—	—	193	—	—	—	193
Restricted stock	1,909	—	973	(973)	—	—	—
Amortization of deferred compensation	—	—	—	216	—	—	216
Repurchase and retirement of common stock	(1,409,300)	(14)	(25,015)	—	—	—	(25,029)
Recovery of stockholder receivable	—	—	—	—	10		10
Net income	—	—	—	—		21,103	21,103

Balances at July 31, 2005	43,780,569	$438	$424,674	$(1,775)	$—	$(210,573)	$212,764

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended

	July 31,	August 1,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$21,103	$28,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,884	15,652
Amortization and accretion of financing items	914	940
Amortization of other items	2,008	2,133
Losses on disposal of property, equipment and other assets	460	478
Loss on debt retirement	1,600	—
Tax benefit relating to stock option exercises	193	169
Deferred income taxes	11,644	16,187
Change in operating assets and liabilities:
Receivables	1,293	5,332
Inventories	(20,531)	(38,707)
Prepaid expenses and other current assets	6,036	1,215
Accounts payable	37,187	26,398
Accrued payroll, accrued expenses and other current liabilities	1,522	(4,062)
Other operating activities	732	(265)

Net cash provided by operating activities	79,045	53,549

Cash flows used in investing activities:
Capital expenditures	(13,656)	(14,528)
Other investing activities	(702)	(1,653)

Net cash used in investing activities	(14,358)	(16,181)

Cash flows used in financing activities:
Borrowings under senior credit facility	79,000	20,600
Payments under senior credit facility	(252,450)	(21,875)
Proceeds from exchangeable senior notes	110,000	—
Payment of debt issuance costs	(3,985)	(892)
Payments on capital lease obligations	(3,744)	(8,975)
Proceeds from seller financing arrangements	1,460	650
Payments on seller financing arrangements	(151)	(101)
Proceeds from repayment of stockholder receivable	10	8
Proceeds from exercise of stock options	728	531
Repurchase of common stock	(25,029)	(19,764)
Purchase of call options on common stock	(24,040)	—
Sale of common stock warrants	15,850	—
Other financing activities	(136)	(156)

Net cash used in financing activities	(102,487)	(29,974)

Net (decrease) increase in cash and cash equivalents	(37,800)	7,394
Cash and cash equivalents, beginning of period	56,548	37,221

Cash and cash equivalents, end of period	$18,748	$44,615

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Twenty-six Weeks Ended July 31, 2005
      CSK Auto Corporation is a holding company. At July 31, 2005, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. Unless the context indicates otherwise, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us”, or “our”.
      Auto is a specialty retailer of automotive aftermarket parts and accessories. At July 31, 2005, we operated 1,142 stores in 19 states as a fully integrated company and single business segment under the brand names: Checker Auto Parts, operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, operating primarily in California. In addition, we operate three value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona area.

Note 1 —	Basis of Presentation
      We prepared the unaudited consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial position and the results of our operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended January 30, 2005 (fiscal 2004) as included in our Annual Report on Form 10-K filed with the SEC on May 2, 2005 (“2004 Annual Report”).
      In the accompanying consolidated balance sheet, we have changed the classification of store operating supplies as of January 30, 2005 from inventory to prepaid expenses and other current assets to conform to the current year presentation. As these items do not represent merchandise held for sale, we believe this presentation is appropriate. As of July 31, 2005 and January 30, 2005, store operating supplies were approximately $6.8 million and $6.6 million, respectively. This has no classification impact on our previously reported total current assets, results of operations or cash flows.

Note 2 —	Recent Accounting Pronouncements
      In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions — an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes”. This proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The FASB concluded that this proposed interpretation should be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently evaluating the impact of this exposure draft on our consolidated financial statements.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. In addition, FIN 47 clarifies when a company

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but not required. Early adoption is encouraged. We are evaluating the impact of FIN 47 on our consolidated financial statements.
      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R sets accounting requirements for “share-based” compensation and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in our first quarter of fiscal 2006. We currently disclose the pro forma impact on net income and earnings per share under SFAS No. 123, “Accounting for Stock-Based Compensation” in Note 7 of these Consolidated Financial Statements. We are currently evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that will be included in the valuation of the awards.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a material effect on our consolidated financial statements.

Note 3 —	Inventories
      Inventories are valued at the lower of cost or market, cost being determined utilizing the First-in First-out (“FIFO”) method. In most instances, we retain the ability to return damaged, obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return merchandise inventory (generally for certain import products), we may from time to time record an allowance representing an estimated loss for the difference between the cost of any damaged, obsolete or excess product and the estimated retail selling price. We monitor inventory levels and margins earned on all products. Monthly, we assess whether we expect to sell any significant amount of inventory below cost and, if so, record an estimated allowance. We refer to this allowance as an obsolescence allowance.
      At each balance sheet reporting date, we adjust our inventory carrying balances by the capitalization of certain operating and overhead administrative costs associated with purchasing and handling of inventory, an estimation of vendor allowances that remain in ending inventory at period end and an estimation of allowances for inventory shrinkage and obsolescence as follows:

	July 31, 2005	January 30, 2005(1)	February 1, 2004(1)

	($ in millions)
FIFO cost	$583.9	$564.0	$550.3
Administrative and overhead costs	42.5	39.8	39.6
Vendor allowances	(58.2)	(57.4)	(60.4)
Shrinkage	(15.4)	(13.1)	(13.4)
Obsolescence	(0.5)	(1.5)	—

Net inventory	$552.3	$531.8	$516.1

(1)	Amounts are different from those disclosed in our 2004 Annual Report due to the reclassification of store operating supplies in the amount of approximately $6.6 million as of January 30, 2005 and approximately $6.7 million as of February 1, 2004 as discussed in Note 1 of the Notes to Consolidated Financial

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements in this Form 10-Q. In addition, FIFO cost, capitalized administration and overhead costs and vendor allowance amounts have been revised from those previously reported in our 2004 Annual Report to reflect the correct balances for capitalized administrative and overhead costs and vendor allowances. The net effect of the correction was a $1.0 million reduction in FIFO cost which was recorded in cost of sales in the first quarter of fiscal 2005.

Note 4 —	Store Closing Costs
      On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our projections, it is considered for closure.
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
      As of July 31, 2005, we had a total of 186 locations included in the allowance for store closing costs consisting of 132 store locations and 54 service centers. Of the store locations, 9 locations were vacant and 123 locations were subleased. Of the 54 service centers included in the allowance, 3 were vacant and 51 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity in the allowance for store closing costs and the related payments for the twenty-six weeks ended July 31, 2005 is as follows ($ in thousands):

Balance, beginning of year	$7,883
Store closing costs:
Provision for store closing costs	99
Revisions in estimates	289
Accretion	210
Operating expenses and other	371

Store closing costs, net	969

Payments:
Rent expense, net of sublease recoveries	(1,178)
Occupancy and other expenses	(418)
Sublease commissions and buyouts	(362)

Total payments	(1,958)

Balance as of July 31, 2005	$6,894

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

Recent Transactions
      In July 2005, we completed a refinancing (the “2005 Refinancing”), which consisted of the following transactions: (1) the issuance by Auto of $110.0 million original principal amount of exchangeable senior unsecured notes in a private offering (the “Senior Notes”) (which was increased to $125.0 million in August 2005 upon the exercise by the initial purchasers of an over-allotment option); (2) the purchase of a call option and issuance of a warrant for shares of CSK Auto Corporation common stock; and (3) the establishment of a new $250.0 million senior secured asset-based revolving credit facility (which was increased, as contemplated, to $325.0 million in August 2005). We used the proceeds from the issuance of the Senior Notes, borrowings under the new senior credit facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under Auto’s previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of CSK Auto Corporation common stock and pay fees and expenses directly related to the transactions. We also paid a premium of $24.0 million for the call option and received a premium of $15.9 million from the sale of the warrant. In conjunction with the 2005 Refinancing, we recorded a loss on debt retirement during the second quarter of 2005 of $1.6 million, resulting from the write-off of certain deferred financing fees associated with our former senior credit facility.
      The Senior Notes bear interest at a rate of 3.375% per year until August 15, 2010 and will bear interest at a rate of 3.125% thereafter. For purposes of determining our exchange obligation, the Senior Notes are exchangeable into cash and shares of CSK Auto Corporation stock, if any, at an initial exchange rate of 43.3125 shares per $1,000 principal amount of Senior Notes (equivalent to an initial exchange price of approximately $23.09 per share). The Senior Notes mature on August 15, 2025 and are guaranteed by CSK

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis. Upon exchange of the Senior Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of CSK Auto Corporation common stock in respect of that excess. A maximum of 4,764,375 shares (increased to 5,414,063 shares in August 2005 upon exercise of the over-allotment option) of CSK Auto Corporation common stock (subject to certain adjustments) could be issued upon exchange depending on CSK Auto Corporation’s common stock price in the future.
      Prior to their stated maturity, the Senior Notes are exchangeable by the holder only under the following circumstances:

•	During any fiscal quarter (and only during that fiscal quarter) commencing after July 31, 2005, if the last reported sale price of CSK Auto Corporation’s common stock is greater than or equal to 130% of the exchange price (or approximately $30.02 per share) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the Senior Notes have been called for redemption by Auto; or

•	Upon the occurrence of specified corporate transactions, such as a change in control, as described in the indenture governing the Senior Notes.
      Senior Note holders may require Auto to repurchase some or all of their Senior Notes for cash on August 15, 2010, August 15, 2015, and August 15, 2020 or following a fundamental change as described in the indenture governing the Senior Notes, at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest and additional interest, if any, to, but not including, the applicable repurchase date.
      Prior to August 15, 2010, Auto will not be able to redeem the Senior Notes. On or after August 15, 2010, upon at least 35 calendar days notice, Auto may redeem for cash some or all of the Senior Notes, at any time and from time to time, for a price equal to 100% of the principal amount of the Senior Notes to be redeemed plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date. We have entered into a registration rights agreement with respect to the Senior Notes and the underlying shares of CSK Auto Corporation common stock into which the Senior Notes are potentially exchangeable and will be required to pay additional interest of up to 50 basis points on the Senior Notes if we fail to meet certain filing and effectiveness deadlines with respect to the registration of the Senior Notes and the underlying shares of CSK Auto Corporation common stock. Issuance costs of approximately $4.2 million related to the Senior Notes will be amortized using the effective interest method over a 5-year period to the date that holders can first require Auto to repurchase the Senior Notes.
      In August 2005, subsequent to the end of our second quarter, Auto sold an additional $15.0 million of 3.375% exchangeable Senior Notes to the initial purchasers of the Senior Notes upon their exercise of an over-allotment option granted by Auto to such initial purchasers. In connection with the issuance of the additional Senior Notes, we entered into amendments to the call option and warrant agreements allowing us to purchase and requiring us to sell additional shares of CSK Auto Corporation common stock. We paid a net amount of $1.0 million in premiums and costs. With the additional $15.0 million of exchangeable debt, the maximum number of shares of CSK Auto Corporation common stock that could be issued upon exchange of the Senior Notes increased to 5,414,063 (subject to certain adjustments).
      In total, we paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the Senior Notes. Under the call option, as amended, we have an option to purchase from the counterparty 5,414,063 shares, subject to adjustment, of CSK Auto Corporation common stock at a price of $23.09 per share, which is equal to the initial exchange price of the Senior Notes.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We received an aggregate of $17.8 million of proceeds from the same counterparty relating to the sale of warrants to acquire, subject to adjustment, up to 5,414,063 shares of CSK Auto Corporation common stock. The warrants are exercisable at a price of $26.29 per share. Both the call option and warrant have 5-year terms. The call option and warrant transactions are each to be settled through a net share settlement to the extent that the price of CSK Auto Corporation’s common stock exceeds the exercise price set forth in the agreements. Our objective with these transactions was to reduce the potential dilution of CSK Auto Corporation common stock upon future exchange of the Senior Notes.
      Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”) provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The exchange feature of the Senior Notes, the call option and the warrant each meet the requirements of EITF 00-19 to be accounted for as equity instruments. As such, the exchange feature has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the debt is exchanged, the exchange will be accounted for like a conversion with no gain or loss as the cash payment of principal reduces the recorded liability and the issuance of common shares would be recorded in stockholders’ equity. In addition, the premium paid for the call option and the premium received for the warrant have been recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the Senior Note exchange feature and the warrant agreement will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $23.09 per share in the case of the Senior Notes and $26.29 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.
      Auto’s new senior credit facility consists of a $250.0 million senior secured revolving line of credit, which was subsequently increased in August 2005 by an additional $75.0 million to a total of $325.0 million. The borrower under the agreement is CSK Auto, Inc. and the credit facility is guaranteed by CSK Auto Corporation. Borrowings under the credit facility bear interest at a variable interest rate based on one of two indices that include either (i) LIBOR plus an applicable margin that varies (1.25 to 1.75) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). During the first fiscal quarter ending after the initial funding date, our quarter beginning August 1, 2005, Auto will be charged an interest rate of LIBOR plus 1.50% or the Alternate Base Rate on borrowings under the agreement. At July 31, 2005, we had approximately $79.0 million outstanding under the revolving credit facility at an interest rate of 5.00%. This facility matures in July 2010.
      Availability under the new senior credit facility is subject to a borrowing base formula equal to the lesser of $250.0 million (increased to $325.0 million in August 2005) or the sum of certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at July 31, 2005, Auto could only borrow up to $244.6 million of the then $250.0 million facility. Auto’s ability to borrow is further reduced by the amount of outstanding letters of credit, which at July 31, 2005 was approximately $28.0 million. Loans under the new senior credit facility are collateralized by a first priority security interest in substantially all of our and our subsidiaries’ assets and in all of our and our subsidiaries’ capital stock. The new senior credit facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. In addition, Auto is, under certain circumstances, subject to a minimum ratio of consolidated EBITDAR to fixed charges (as defined in the agreement) financial maintenance covenant. At July 31, 2005 this covenant was not applicable.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	July 31,	January 30,
	2005	2005

Senior credit facility	$79,000	$252,450
7% senior subordinated notes	220,055	220,519
Exchangeable senior notes	110,000	—
Seller financing arrangements	8,726	7,417

Total debt	417,781	480,386

Less: Current maturities under senior credit facility	—	2,550
Current portion of seller financing arrangements	341	268

Total long-term debt	$417,440	$477,568

      In the event the Senior Notes become exchangeable, the debt will be reclassified from long-term to current. If the Senior Notes become exchangeable as a result of the market price of CSK Auto Corporation’s common stock exceeding 130% of the initial conversion price in a given quarter, the debt will be reclassified to current as long as it remains exchangeable.
      On April 5, 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set semi-annually in arrears, equal to the six month LIBOR + 283 basis points. The agreement is for the term of the notes. The hedge is accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in the results of operations. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt will not have a significant effect on our consolidated results of operations. At July 31, 2005 and January 30, 2005, the fair value of the interest rate swap approximated $5.0 million and $4.5 million, respectively, which is included as an increase in other long-term liabilities with an identical amount reflected as a basis adjustment to the 7% senior subordinated notes on the accompanying Consolidated Balance Sheet.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Earnings Per Share
      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Numerator for basic and diluted EPS:
Net income	$13,058	$15,264	$21,103	$28,079

Denominator for basic EPS:
Weighted average shares outstanding (basic)	45,135	46,184	45,133	46,349

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	45,135	46,184	45,133	46,349
Effect of dilutive securities:	404	282	381	326

Weighted average shares outstanding (diluted)	45,539	46,466	45,514	46,675

Shares excluded as a result of anti-dilution:
Stock options	339	473	379	375

Note 7 —	Stock Based Compensation
      We have stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in our 2004 Annual Report. We continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No material stock-based employee compensation expense related to the stock options is reflected in net income for the thirteen and twenty-six weeks ended July 31, 2005 or August 1, 2004 as the intrinsic value of all options granted under those plans was zero. The stock based compensation included in the current year income relates to restricted stock issued under our 2004 Stock and Incentive Plan and our former Directors Stock Plan. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended ($ in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Net income	$13,058	$15,264	$21,103	$28,079
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	110	—	216	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(859)	(164)	(1,673)	(335)

Net income — pro forma	$12,309	$15,100	$19,646	$27,774

Earnings per share — basic:
As reported	$0.29	$0.33	$0.47	$0.61
Pro forma	$0.27	$0.33	$0.44	$0.60
Earnings per share — diluted:
As reported	$0.29	$0.33	$0.46	$0.60
Pro forma	$0.27	$0.33	$0.43	$0.60

Note 8 —	Legal Matters
      During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned a battery core to our stores. The Board believes that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. Based on the Board’s position, we could be responsible for the sales tax and related interest associated with this matter for the audited periods of October 1997 through September 2000, plus for the additional time period through December 2002 (which is currently being audited in the normal course), when we changed our business practices in this area to eliminate potential future tax related liability.
      We believe that we have a strong basis under California law for disputing the payment of this assessment, and in October 2003, we timely filed a Petition for Redetermination with the Board. In May 2004, we received a response from the Board indicating that the district office that conducted the audit upheld the Board’s position. In April 2005, we attended an Appeals Conference, which is an informal administrative hearing, wherein we presented our position to a Board Appeals Division attorney. In August 2005, we received notice that the Appeals Division attorney recommended that our Petition be denied. We intend to proceed with a more formal hearing before the elected members of the Board, which is the next level in the appeals process.
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
      We were served on October 26, 2004 with a lawsuit that was filed in the Superior Court in San Diego, California. The case was brought by a former sales associate in California who resigned in January 2003, and purports to be a class action on behalf of all current and former California hourly store employees claiming that plaintiff and those similarly situated were not paid for: (i) all time worked (i.e. “off the clock” work), (ii) the minimum reporting time pay when they reported to work a second time in a day, (iii) all overtime due, (iv) all wages due at termination, and (v) amounts due for late or missed meal periods or rest breaks. Plaintiff also alleges that we violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuit (i) claims these alleged practices are unfair business practices, (ii) requests back pay, restitution, penalties for violations of various Labor Code sections and for failure to pay all wages due on termination, and interest for the last four years, plus attorney fees, and (iii) requests that the Company be enjoined from committing further unfair business practices. We believe we have meritorious defenses to all of these claims and intend to defend the claims vigorously. If one or more of the claims is permitted by the court to proceed as a class action and is decided against us, the aggregate potential financial exposure could be material to our annual results of operations. We do not believe an adverse outcome would materially affect our liquidity or consolidated financial position. However, the litigation is in its early stages and we cannot predict the outcome with any certainty. A liability for this matter has not been recorded in our consolidated financial statements.
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
Overview
      Auto is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. At July 31, 2005, we operated 1,142 stores in 19 states as a fully integrated company and single business segment under the brand names Checker Auto Parts, operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, operating primarily in California (referred to collectively as “CSK Stores”). In addition, we operate three value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona area as more fully described below.
      In the following discussion, we refer to the thirteen and twenty-six week periods ended on July 31, 2005 and August 1, 2004, respectively, as the “second quarter” and “first half” of those respective fiscal years.
      During the first half of 2005, we opened 11 CSK Stores, relocated 3 CSK Stores and closed 3 CSK Stores in addition to the 3 CSK Stores closed upon relocation. Our goal for 2005 is to open approximately 50 CSK Stores, consisting of approximately 43 new CSK Stores and 7 relocated CSK Stores. In addition, we plan to expand one CSK Store. During 2005, we expect to close approximately 3 CSK Stores at or close to their lease expiration (in addition to approximately 7 CSK Stores closed due to relocation) for a net increase of approximately 40 new CSK Stores.
      Also in the first half of 2005, we opened three value concept stores in the Phoenix market under the brand name Pay N Save. For the remainder of the fiscal year, we plan to open one additional Pay N Save store. These stores target a broader demographic than our CSK Stores and sell primarily tools, hardware, housewares and other household goods, and seasonal items. We believe that these stores will allow us to develop new sourcing, particularly import sourcing, for merchandise in our auto parts stores and potentially broaden the inventory mix in existing auto parts stores. We do not expect that these stores will have a material impact on our consolidated financial statements.
      Our operating performance in the first half of 2005 was affected by several factors. Comparable store sales in our first quarter ended May 1, 2005 decreased by 1.2%. Sales in our second quarter of 2005 improved and comparable store sales increased 1.1% giving us relative flat comparable store sales for the first half of 2005. We continue to monitor our operating and administrative expenses and leverage our fixed costs over our expanding store base as evidenced by a decrease in those expenses as a percent to sales. Increasing sales and controlling inventory and expenses continue to be our primary operational focus for the balance of 2005.
      The following discussion and analysis presents factors that affected our consolidated results of operations for the second quarter and first half of 2005 and our consolidated financial position at July 31, 2005. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q as well as our 2004 Annual Report.

Results of Operations
      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks		Twenty-six Weeks
	Ended		Ended

	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.9	52.6	54.3	52.5

Gross profit	46.1	47.4	45.7	47.5
Operating and administrative	38.4	39.2	39.1	39.6
Store closing costs	0.2	0.2	0.1	0.1

Operating profit	7.5	8.0	6.5	7.8
Interest expense	2.0	1.9	2.1	2.1
Loss on debt retirement	0.4	—	0.2	—

Income before income taxes	5.1	6.1	4.2	5.7
Income tax expense	2.0	2.4	1.6	2.2

Net income	3.1%	3.7%	2.6%	3.5%
Thirteen Weeks Ended July 31, 2005 Compared to Thirteen Weeks Ended August 1, 2004
      Net sales for the second quarter of 2005 increased 2.4% to $419.0 million from $409.1 million for the second quarter of 2004. Same store sales increased by 1.1% compared to the second quarter of 2004, consisting of same store retail sales for the second quarter of 2005 decreasing by 0.8% while same store commercial sales increased 10.2%. Sales were impacted by a decline in customer count (measured by the number of in-store transactions); however, that decline was more than offset by an increase in our average transaction size (measured by dollars spent per sale) over the second quarter of 2004. Sales of items such as fuel pumps, anti-freeze, air conditioning parts and coolant increased compared to the second quarter of 2004. Sales in other categories such as truck accessories, jacks and ramps, and certain power tools declined significantly.
      Gross profit was $193.0 million, or 46.1% of net sales, for the second quarter of 2005 as compared to $194.1 million, or 47.4% of net sales, for the second quarter of 2004. The decline in gross margin rate is primarily related to a higher balance of commercial sales, which carry lower gross margin rates, as well as higher transportation costs and lower recognition of vendor rebates.
      Operating and administrative expenses were $160.9 million, or 38.4% of net sales, in the second quarter of 2005, compared to $160.5 million, or 39.2% of net sales, in the second quarter of 2004. Our operating expenses, as a percent to sales, decreased despite the addition of 22 net new stores since August 1, 2004 (based on store count as of the end of the second quarter of 2005 as compared to the end of the second quarter of 2004).
      Interest expense for the second quarter of 2005 increased to $8.3 million from $8.0 million in the second quarter of 2004 primarily as a result of increasing variable interest rates partially offset by the effect of lower average outstanding loan balances.
      The $1.6 million loss on debt retirement in the second quarter of 2005 resulted from the write-off of certain deferred financing fees associated with our former credit facility, which was repaid in full as part of our 2005 Refinancing.
      Income tax expense for the second quarter of 2005 was $8.4 million, compared to $9.8 million for the second quarter of 2004. Our effective tax rate was relatively flat, at 39.2% for second quarter of 2005 compared to 39.0% for the second quarter of 2004.

      Net income decreased to $13.1 million, or $0.29 per diluted common share, for the second quarter of 2005, compared to net income of $15.3 million, or $0.33 per diluted common share, for the second quarter of 2004.
Twenty-six Weeks Ended July 31, 2005 Compared to Twenty-six Weeks Ended August 1, 2004
      Net sales for the first half of 2005 increased 1.3% to $816.2 million from $806.1 million for the first half of 2004. Same store sales for the first half of fiscal 2005 declined 0.1% compared to the first half of fiscal 2004. Same store retail sales declined 1.7%, while same store commercial sales increased 8.0% over the first half of 2004. The decline in retail same store sales was impacted by a decline in customer count (measured by the number of in-store transactions), which was more than offset by an increase in our average transaction size (measured by dollars spent per sale) over the first half of 2004.
      Gross profit was $372.9 million, or 45.7% of net sales, for the first half of 2005 as compared to $382.8 million, or 47.5% of net sales for the first half of 2004. The decrease in gross profit is primarily due to: (1) lower recognition of vendor allowances primarily during the first quarter of 2005, which was attributable to softer sales levels and therefore lower purchase levels; (2) commercial sales, which carry a lower gross profit margin, becoming a larger part of our mix of sales; (3) a $1.0 million inventory adjustment made during the first quarter of 2005 relating to prior periods that was not material to any previously reported period; and (4) higher transportation costs.
      Operating and administrative expenses decreased slightly to $318.8 million, or 39.1% of net sales, in the first half of 2005, compared to $319.2 million, or 39.6% of net sales, in the first half of 2004. Our operating expenses, as a percent to sales, decreased despite the addition of 22 net new stores since August 1, 2004 (based on store count as of the end of the second quarter of 2005 as compared to the end of the second quarter of 2004).
      Interest expense for the first half of 2005 increased to $16.9 million from $16.6 million in the first half of 2004 primarily as a result of increasing variable interest rates partially offset by the effect of lower average outstanding loan balances.
      The $1.6 million loss on debt retirement in the first half of 2005 resulted from the write-off of certain deferred financing fees associated with our former credit facility, which was repaid in full as part of our 2005 Refinancing.
      Income tax expense for the first half of 2005 was $13.6 million, compared to $18.0 million for the first half of 2004. Our effective tax rate was relatively flat year over year, at 39.2% for the first half of 2005 from 39.1% for the first half of 2004.
      Net income decreased to $21.1 million, or $0.46 per diluted common share, for the first half of 2005, compared to net income of $28.1 million, or $0.60 per diluted common share, for the first half of 2004.
Liquidity and Capital Resources

Recent Transactions
      In July 2005, we completed a refinancing (the “2005 Refinancing”), which consisted of the following transactions: (1) the issuance by Auto of $110.0 million original principal amount of exchangeable senior unsecured notes in a private offering (the “Senior Notes”) (which was increased to $125.0 million in August 2005 upon the exercise by the initial purchasers of an over-allotment option); (2) the purchase of a call option and issuance of a warrant for shares of CSK Auto Corporation common stock; and (3) the establishment of a new $250.0 million senior secured asset-based revolving credit facility (which was increased, as contemplated, to $325.0 million in August 2005). We used the proceeds from the issuance of the Senior Notes, borrowings under the new senior credit facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under Auto’s previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of CSK Auto Corporation common stock and pay fees and expenses directly related to the transactions. We also paid a premium of $24.0 million for the call option and received a premium of $15.9 million from the sale of the warrant. In conjunction with the 2005 Refinancing, we recorded a loss on debt retirement during the second quarter of 2005 of $1.6 million, resulting from the write-off of certain deferred financing fees associated with our former senior credit facility.
      The Senior Notes bear interest at a rate of 3.375% per year until August 15, 2010 and will bear interest at a rate of 3.125% thereafter. For purposes of determining our exchange obligation, the Senior Notes are exchangeable into cash and shares of CSK Auto Corporation stock, if any, at an initial exchange rate of 43.3125 shares per $1,000 principal amount of Senior Notes (equivalent to an initial exchange price of approximately $23.09 per share). The Senior Notes mature on August 15, 2025 and are guaranteed by CSK Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis. Upon exchange of the Senior Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of CSK Auto Corporation common stock in respect of that excess. A maximum of 4,764,375 shares (increased to 5,414,063 shares in August 2005 upon exercise of the over-allotment option) of CSK Auto Corporation common stock (subject to certain adjustments) could be issued upon exchange depending on CSK Auto Corporation’s common stock price in the future.
      Prior to their stated maturity, the Senior Notes are exchangeable by the holder only under the following circumstances:

•	During any fiscal quarter (and only during that fiscal quarter) commencing after July 31, 2005, if the last reported sale price of CSK Auto Corporation’s common stock is greater than or equal to 130% of the exchange price (or approximately $30.02 per share) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the Senior Notes have been called for redemption by Auto; or

•	Upon the occurrence of specified corporate transactions, such as a change in control, as described in the indenture governing the Senior Notes.
      Senior Note holders may require Auto to repurchase some or all of their Senior Notes for cash on August 15, 2010, August 15, 2015, and August 15, 2020 or following a fundamental change as described in the indenture governing the Senior Notes, at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest and additional interest, if any, to, but not including, the applicable repurchase date.
      Prior to August 15, 2010, Auto will not be able to redeem the Senior Notes. On or after August 15, 2010, upon at least 35 calendar days notice, Auto may redeem for cash some or all of the Senior Notes, at any time and from time to time, for a price equal to 100% of the principal amount of the Senior Notes to be redeemed plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date. We have entered into a registration rights agreement with respect to the Senior Notes and the underlying shares of CSK Auto Corporation common stock into which the Senior Notes are potentially exchangeable and will be required to pay additional interest of up to 50 basis points on the Senior Notes if we fail to meet certain filing and effectiveness deadlines with respect to the registration of the Senior Notes and the underlying shares of CSK Auto Corporation common stock. Issuance costs of approximately $4.2 million related to the Senior Notes will be amortized using the effective interest method over a 5-year period to the date that holders can first require Auto to repurchase the Senior Notes.
      In August 2005, subsequent to the end of our second quarter, Auto sold an additional $15.0 million of 3.375% exchangeable Senior Notes to the initial purchasers of the Senior Notes upon their exercise of an over-allotment option granted by Auto to such initial purchasers. In connection with the issuance of the additional Senior Notes, we entered into amendments to the call option and warrant agreements allowing us to purchase and requiring us to sell additional shares of CSK Auto Corporation common stock. We paid a net amount of $1.0 million in premiums and costs. With the additional $15.0 million of exchangeable debt, the maximum number of shares of CSK Auto Corporation common stock that could be issued upon exchange of the Senior Notes increased to 5,414,063 (subject to certain adjustments).

      In total, we paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the Senior Notes. Under the call option, as amended, we have an option to purchase from the counterparty 5,414,063 shares, subject to adjustment, of CSK Auto Corporation common stock at a price of $23.09 per share, which is equal to the initial exchange price of the Senior Notes. We received an aggregate of $17.8 million of proceeds from the same counterparty relating to the sale of warrants to acquire, subject to adjustment, up to 5,414,063 shares of CSK Auto Corporation common stock. The warrants are exercisable at a price of $26.29 per share. Both the call option and warrant have 5-year terms. The call option and warrant transactions are each to be settled through a net share settlement to the extent that the price of CSK Auto Corporation’s common stock exceeds the exercise price set forth in the agreements. Our objective with these transactions was to reduce the potential dilution of CSK Auto Corporation common stock upon future exchange of the Senior Notes.
      Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”) provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The exchange feature of the Senior Notes, the call option and the warrant each meet the requirements of EITF 00-19 to be accounted for as equity instruments. As such, the exchange feature has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the debt is exchanged, the exchange will be accounted for like a conversion with no gain or loss as the cash payment of principal reduces the recorded liability and the issuance of common shares would be recorded in stockholders’ equity. In addition, the premium paid for the call option and the premium received for the warrant have been recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the Senior Note exchange feature and the warrant agreement will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $23.09 per share in the case of the Senior Notes and $26.29 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.
      Auto’s new senior credit facility consists of a $250.0 million senior secured revolving line of credit, which was subsequently increased in August 2005 by an additional $75.0 million to a total of $325.0 million. The borrower under the agreement is CSK Auto, Inc. and the credit facility is guaranteed by CSK Auto Corporation. Borrowings under the credit facility bear interest at a variable interest rate based on one of two indices that include either (i) LIBOR plus an applicable margin that varies (1.25 to 1.75) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). During the first fiscal quarter ending after the initial funding date, our quarter beginning August 1, 2005, Auto will be charged an interest rate of LIBOR plus 1.50% or the Alternate Base Rate on borrowings under the agreement. At July 31, 2005, we had approximately $79.0 million outstanding under the revolving credit facility at an interest rate of 5.00%. This facility matures in July 2010.
      Availability under the new senior credit facility is subject to a borrowing base formula equal to the lesser of $250.0 million (increased to $325.0 million in August 2005) or the sum of certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at July 31, 2005, Auto could only borrow up to $244.6 million of the then $250.0 million facility. Auto’s ability to borrow is further reduced by the amount of outstanding letters of credit, which at July 31, 2005 was approximately $28.0 million. Loans under the new senior credit facility are collateralized by a first priority security interest in substantially all of our and our subsidiaries’ assets and in all of our and our subsidiaries’ capital stock. The new senior credit facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. In addition, Auto is, under certain circumstances, subject to a minimum ratio of consolidated EBITDAR to fixed charges (as defined in the agreement) financial maintenance covenant. At July 31, 2005 this covenant was not applicable.
Overview of Liquidity

	July 31,	January 30,
	2005	2005

	($ in thousands)
Cash	$18,748	$56,548
Availability under revolving line of credit	$137,627	$114,035
Working capital	$374,950	$447,798
      As of July 31, 2005, we had total liquidity (cash plus availability under our new senior credit facility) of approximately $156.4 million. Our potential liquidity increased by $75.0 million during August 2005 as a result of the expansion of our new senior credit facility from $250.0 million to $325.0 million. Our borrowing capacity is limited by borrowing base calculations under the facility (as previously discussed).
      As of July 31, 2005, we had net working capital of approximately $375.0 million, a decrease of $72.8 million, or 16%, compared to January 30, 2005. The decrease in working capital primarily relates to (1) a reduction in cash of $37.8 million resulting from cash utilized to pay down Auto’s prior senior credit facility and to fund, in part, our repurchase of shares of CSK Auto Corporation common stock; and (2) a $16.7 million increase in accounts payable in excess of the increase in inventory. Seasonal increases in inventory to support our summer selling season were more than offset by improvements in vendor payment terms.
      We lease our corporate office and warehouse facilities, all but one of our retail stores, and some of our equipment. Substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. These leases generally require minimal initial cash outlay and we expect to use similar leases for new store locations in the future.
      In order to facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided ($ in thousands):

	Payments Due by Fiscal Year

Contractual Obligation	Total	2005(1)	2006-2007	2008-2009	Thereafter

Long-term debt(2)	$422,726	$159	$901	$933	$420,733
Interest on long-term debt(2)	186,193	12,662	50,423	50,024	73,084
Capital lease obligations	15,029	3,250	8,717	1,731	1,331
Operating lease obligations(3)	697,283	64,976	227,940	155,111	249,256
Other(4)	86,751	9,368	37,470	37,470	2,443

Total contractual obligations	$1,407,982	$90,415	$325,451	$245,269	$746,847

(1)	Represents the period from August 1, 2005 to January 29, 2006.

(2)	Changed from our 2004 Annual Report due primarily to our 2005 Refinancing. Interest on our new exchangeable Senior Notes was calculated for five years only. Our $110.0 million Senior Notes were assumed to be redeemed in cash in August 2010. Our $79.0 million revolver balance outstanding as of July 31, 2005 was assumed to be outstanding until the July 2010 termination date of the new senior credit facility. Interest on the revolver balance was calculated at the current rate of 5.00%.

(3)	Operating lease obligations are not reduced to reflect sublease income. Changes from our 2004 Annual Report due primarily to new stores and lease extensions.

(4)	Includes service contracts and building mortgages on leased property.

      Other commercial commitments consist of standby letters of credit totaling $31.3 million, the latest of which expire in November 2005. Our inventory purchase commitments are cancelable and therefore not included in the above table.
Analysis of Cash Flows
      Net cash provided by operating activities during the first half of 2005 was $79.0 million compared to $53.5 million of cash provided by operating activities during the first half of 2004. Net income for the first half of 2005 decreased $7.0 million compared to the first half of 2004; however, this decrease was more than offset by higher accounts payable balances relative to inventory (as discussed above).
      Net cash used in investing activities totaled $14.4 million for the first half of 2005, compared to $16.2 million used during the comparable period of 2004. Capital expenditures and capitalized software costs were lower during the first half of 2005 as a result of reduced investments in certain project initiatives.
      Net cash used in financing activities totaled $102.5 million for the first half of 2005 compared to $30.0 million used in financing activities in the comparable period of 2004. The most significant components of the change relate to: (1) our 2005 Refinancing, whereby $63.5 million of cash on hand was utilized in conjunction with the pay down of Auto’s former senior credit facility; (2) cash paid for our call option transaction, net of proceeds received in connection with our warrant sale, of $8.2 million during the second quarter of 2005; and (3) utilization of approximately $25.0 million to repurchase shares of CSK Auto Corporation’s common stock during the first half of 2005 (in connection with the 2005 Refinancing) as compared to $19.8 million utilized for such purposes during the comparable 2004 period.
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
      We account for the costs of closed stores in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, costs of operating lease commitments for a closed store are recognized as expense at fair value at the date we cease operating the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.
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
      As of July 31, 2005, we had a total of 186 locations included in the allowance for store closing costs, consisting of 132 store locations and 54 service centers. Of the store locations, 9 locations were vacant and 123 locations were subleased. Of the 54 service centers included in the allowance, 3 were vacant and 51 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases, the longest of which runs through March 2018.

      Activity in the allowance for store closing costs and the related payments for the twenty-six weeks ended July 31, 2005 is as follows ($ in thousands):

Balance, beginning of year	$7,883
Store closing costs:
Provision for store closing costs	99
Revisions in estimates	289
Accretion	210
Operating expenses and other	371

Store closing costs, net	969

Payments:
Rent expense, net of sublease recoveries	(1,178)
Occupancy and other expenses	(418)
Sublease commissions and buyouts	(362)

Total payments	(1,958)

Balance as of July 31, 2005	$6,894

      We expect net cash outflows for closed store locations of approximately $4.0 million during 2005 and the remainder of cash outflows to primarily occur during years 2006 through 2008. We plan to fund these outflows from normal operating cash flows. We anticipate that we will close or relocate approximately 18 stores during 2005. We anticipate that the majority of these closures will occur near the end of the lease terms, resulting in minimal closed store costs. We anticipate total cash outflows relating to these stores of $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.
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
     Debt Covenants
      Our debt agreements contain negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions not in the ordinary course of business, investments, loans, advances and acquisitions, payment of dividends, transactions with Affiliates (as defined in the credit agreement), change in business conducted, and certain prepayments (other than in the ordinary course of business) and amendments of subordinated indebtedness. Under its new senior credit facility, Auto is, under certain circumstances, subject to a minimum ratio of consolidated EBITDAR to fixed charges (as defined in the agreement) financial maintenance covenant. A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence of such an event of default, the lenders under our new senior credit facility could elect to declare all amounts outstanding under the new senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the new senior credit facility accelerate the payment of the indebtedness, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets. At July 31, 2005, we were in compliance with the related covenants.
     Interest Rates
      Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on our interest rate swap are sensitive to changes in interest rates. On April 5, 2004, we entered into an interest rate swap agreement which converted the interest on $100.0 million of our 7% senior subordinated notes to a floating rate, set semi-annually in arrears, equal to the 6 month LIBOR + 283 basis points. Our variable rate debt relates to borrowings under our new senior credit facility and the $100.0 million amount of our rate swap, which are vulnerable to movements in the LIBOR rate.
      At July 31, 2005, including the $100.0 million of senior subordinated notes that are subject to the interest rate swap agreement, 40% of our outstanding debt was at variable interest rates and 60% of our outstanding debt was at fixed interest rates. With $174.1 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $1.7 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.
Critical Accounting Matters
      For a discussion of our critical accounting matters, please refer to our 2004 Annual Report.
Recent Accounting Pronouncements
      In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions — an interpretation of SFAS No. 109, Accounting for Income Taxes”. This proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The FASB concluded that this proposed interpretation should be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently evaluating the impact of this exposure draft on our consolidated financial statements.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but not required. Early adoption is encouraged. We are evaluating the impact of FIN 47 on our consolidated financial statements.
      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in our first quarter of 2006. We currently disclose the pro forma impact on net income and earnings per share under SFAS No. 123, “Accounting for Stock-Based Compensation” in Note 7 of the Consolidated Financial Statements. We are currently evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that will be included in the valuation of the awards.
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
Forward-looking Statements
      Certain statements contained in this Form 10-Q are forward-looking statements. They discuss, among other things, expected growth, future store development and relocation strategy, business strategies, future revenues and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions, including, but not limited to, competitive pressures, the overall condition of the national and regional economies, factors affecting import of products, factors impacting consumer spending and driving habits such as high gas prices, war and terrorism, natural disasters, consumer debt levels and inflation, demand for our products, conditions affecting new store development, weather and regional conditions, risks related to compliance with Section 404 of the Sarbanes-Oxley Act, and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      See “Factors Affecting Liquidity and Capital Resources” above.

Item 4.	Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In making this evaluation, we considered the material weaknesses in our internal control over financial reporting (previously discussed under Item 8. Consolidated Financial Statements and Supplementary Data to our 2004 Annual Report) and the relatively limited amount of time since completion of our assessment that has been available to us to implement, monitor and evaluate any new or changed processes and procedures designed to address such weaknesses. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.
      In light of the material weaknesses described in our 2004 Annual Report, the Company has implemented additional processes and procedures and performed additional review and analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. In order to address the material weakness in our internal controls relating specifically to accounting for lease-related assets, liabilities and expenses, we implemented new controls relative to the review, analysis, and recording of new and amended leases, including the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. Specifically, we had implemented the following controls as of the end of the period covered by this quarterly report with regard to accounting for our lease-related assets:

•	Formal accounting review of each new or amended lease and related reports and summaries by management level accounting personnel;

•	Implementation of additional processes and procedures to enhance communication between our real estate and property management areas and accounting personnel concerning various aspects of the Company’s lease transactions that impact our lease accounting; and

•	Implementation of additional review procedures surrounding our internal tracking and reporting of our lease agreements and related documentation by key accounting personnel.
      In addition, the Company has begun, in the second quarter and to date, to hire and reassign accounting staff to handle the lease accounting requirements.
      In light of the foregoing, management believes that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented. Although the Company has begun to implement certain other actions described in our 2004 Annual Report to remediate the deficiencies identified therein, we are still evaluating the appropriate remediation measures required in order to address the stated control deficiencies and will need to fully document, test and evaluate any such measures before we can reasonably assure that such control weaknesses have been remediated.
      Further progress relative to our remediation measures with respect to the material weaknesses will be disclosed in our subsequent Exchange Act reports.
Changes in Internal Control over Financial Reporting
      Other than the changes set forth above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
      During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned a battery core to our stores. The Board believes that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. Based on the Board’s position, we could be responsible for the sales tax and related interest associated with this matter for the audited periods of October 1997 through September 2000, plus the additional unaudited time period through December 2002 (which is currently being audited in the normal course), when we changed our business practices in this area to eliminate potential future tax related liability.
      We believe that we have a strong basis under California law for disputing the payment of this assessment, and in October 2003, we timely filed a Petition for Redetermination with the Board. In May 2004, we received a response from the Board indicating that the district office that conducted the audit upheld the Board’s position. In April 2005, we attended an Appeals Conference, which is an informal administrative hearing, wherein we presented our position to a Board Appeals Division attorney. In August 2005, we received notice that the Appeals Division attorney recommended that our Petition be denied. Based on our belief in the strength of our position and our understanding that this type of recommendation is not atypical at this stage in these types of proceedings, we intend to proceed with a more formal hearing before the elected members of the Board, which is the next level in the appeals process.
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
      Other than as set forth above, there were no new material legal proceedings to which we are a party initiated during the period covered by this Form 10-Q and no material developments in any legal proceedings previously reported in our 2004 Annual Report.
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

Item 2.	Unregistered Sales of Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer Repurchases of Equity Securities

	Total	Average	Total Number of		Dollar Value of
	Number	Price	Shares Purchased		Shares That May
	of Shares	Paid per	as Part of Publicly		yet Be Purchased
Period	Purchased	Share	Announced Plans		Under the Plan

May 2, 2005 to May 29, 2005	—	$—	—		$—
May 30, 2005 to July 3, 2005	—	—	—		—
July 3, 2005 to July 31, 2005	1,409,300	17.76	1,409,300	(1)	0

As of July 31, 2005	1,409,300	$17.76	1,409,300		$0

(1)	On July 25, 2005, we announced a share repurchase program for the purchase of up to $25.0 million (aggregate purchase price) of our common stock in connection with our 2005 Refinancing (discussed above). The aggregate purchase price of shares purchased under this program inadvertently exceeded the initial program amount by $29,168. This overage was later ratified by our Board of Directors. We do not intend to make any further purchases under this program.
      In June 2004, our Board of Directors approved a share repurchase program authorizing us to acquire up to $25.0 million of our common stock (the “2004 Program”). The 2004 Program expires in December 2005. We did not purchase any shares of our common stock under the 2004 Program during the second quarter of fiscal 2005. At July 31, 2005, the approximate dollar value of shares that may yet be purchased under the 2004 Program was $1.3 million.

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our annual meeting of stockholders on June 16, 2005. The following are the results of certain matters voted upon at the meeting:

I. Stockholders elected seven directors to serve until our 2006 Annual Meeting of the Stockholders. The stockholders voted as follows:

Directors	Votes For	Withheld

Maynard L. Jenkins Jr.	36,930,932	4,571,581
James G. Bazlen	36,928,402	4,574,111
Morton Godlas	41,453,954	48,559
Terilyn A. Henderson	41,453,994	48,519
Charles K. Marquis	41,453,994	48,519
Charles J. Philippin	41,453,994	48,519
William A. Shutzer	36,052,567	5,449,946
      There were no votes against or broker non-votes with respect to the election of directors.

II. Stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending January 29, 2006. The stockholders voted as follows:

For: 37,041,889	Against: 4,459,347	Abstain: 1,277	Broker non-vote: 0

Item 6.	Exhibits
      (a) Exhibits:

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03		Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.04		Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.04.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
3	.04.2	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 of our Current Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).
4.01		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1/A, filed on March 3, 1998 (File No. 333-43211).
4.02		Indenture dated January 16, 2004, by and among CSK Auto, Inc., CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as guarantors, and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on January 20, 2004 (File No. 001-13927).
4.03		Indenture, dated as of July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and The Bank of New York Trust Company, N.A., as trustee (including form of note), incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10.01		Second Amended and Restated Credit Agreement, dated July 25, 2005, among CSK Auto, Inc., the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10.02		Amended and Restated Guarantee and Collateral Agreement, dated July 29, 2005, among CSK Auto, Inc., CSKAUTO.COM, Inc. CSK Auto Corporation, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10.03		Registration Rights Agreement, dated July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and the initial purchasers listed therein, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ DON W. WATSON

Don W. Watson
Chief Financial Officer
and Duly Authorized Officer
DATED: September 9, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03		Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.04		Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.04.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
3	.04.2	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 of our Current Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).
4.01		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1/A, filed on March 3, 1998 (File No. 333-43211).
4.02		Indenture dated January 16, 2004, by and among CSK Auto, Inc., CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as guarantors, and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on January 20, 2004 (File No. 001-13927).
4.03		Indenture, dated as of July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and The Bank of New York Trust Company, N.A., as trustee (including form of note), incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10.01		Second Amended and Restated Credit Agreement, dated July 25, 2005, among CSK Auto, Inc., the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10.02		Amended and Restated Guarantee and Collateral Agreement, dated July 29, 2005, among CSK Auto, Inc., CSKAUTO.COM, Inc. CSK Auto Corporation, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10.03		Registration Rights Agreement, dated July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and the initial purchasers listed therein, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.