Form 10-Q
period 2005-10-30
CSK AUTO CORP
filed 2005-12-09
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2005
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
      As of December 2, 2005, CSK Auto Corporation had 43,813,103 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 30,	January 30,
	2005	2005

	(Unaudited)
	(In thousands, except share
	data)
ASSETS
Cash and cash equivalents	$19,287	$56,548
Receivables, net of allowances of $3,038 and $670, respectively	41,951	73,106
Inventories	563,039	531,751
Deferred income taxes	32,568	46,263
Prepaid expenses and other current assets	22,921	27,260

Total current assets	679,766	734,928

Property and equipment, net	140,822	139,357
Leasehold interests, net	9,670	10,393
Goodwill	118,966	118,966
Other assets, net	37,149	38,474

Total assets	$986,373	$1,042,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$204,186	$178,444
Accrued payroll and related expenses	54,819	51,396
Accrued expenses and other current liabilities	62,222	47,982
Current maturities of long-term debt	423	2,818
Current maturities of capital lease obligations	4,717	6,490

Total current liabilities	326,367	287,130

Long-term debt	382,964	477,568
Obligations under capital leases	6,983	10,437
Deferred income taxes	90	6,341
Other liabilities	46,345	46,358

Total non-current liabilities	436,382	540,704

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 58,000,000 shares authorized, 43,806,159 and 45,116,301 shares issued and outstanding at October 30, 2005 and January 30, 2005, respectively	438	451
Additional paid-in capital	424,910	446,537
Deferred compensation	(1,668)	(1,018)
Stockholder receivable	—	(10)
Accumulated deficit	(200,056)	(231,676)

Total stockholders’ equity	223,624	214,284

Total liabilities and stockholders’ equity	$986,373	$1,042,118

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share data)
Net sales	$408,318	$401,457	$1,224,567	$1,207,568
Cost of sales	220,079	213,551	663,379	636,899

Gross profit	188,239	187,906	561,188	570,669
Other costs and expenses:
Operating and administrative	162,521	158,879	481,351	478,089
Store closing costs	910	721	1,879	1,608

Operating profit	24,808	28,306	77,958	90,972
Interest expense, net	7,585	8,217	24,455	24,797
Loss on debt retirement	—	—	1,600	—

Income before income taxes	17,223	20,089	51,903	66,175
Income tax expense	6,706	7,862	20,283	25,869

Net income	$10,517	$12,227	$31,620	$40,306

Basic earnings per share:
Net income per share	$0.24	$0.27	$0.71	$0.88

Shares used in computing per share amounts	43,787	45,126	44,683	45,939

Diluted earnings per share:
Net income per share	$0.24	$0.27	$0.70	$0.87

Shares used in computing per share amounts	44,121	45,269	45,049	46,211

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Deferred	Stockholder	Accumulated	Total
	Shares	Amount	Capital	Compensation	Receivable	Deficit	Equity

	(Unaudited)
	(In thousands, except share data)
Balances at January 30, 2005	45,116,301	$451	$446,537	$(1,018)	$(10)	$(231,676)	$214,284
Exercise of options	81,336	1	829	—	—	—	830
Purchase of call options on common stock, net of tax benefit of $10,609	—	—	(16,383)	—	—	—	(16,383)
Sale of common stock warrants	—	—	17,820	—	—	—	17,820
Tax benefit relating to common stock option exercises	—	—	216	—	—	—	216
Restricted stock	17,822	—	906	(1,035)	—	—	(129)
Amortization of deferred compensation	—	—	—	385	—	—	385
Repurchase and retirement of common stock	(1,409,300)	(14)	(25,015)	—	—	—	(25,029)
Recovery of stockholder receivable	—	—	—	—	10	—	10
Net income	—	—	—	—	—	31,620	31,620

Balance at October 30, 2005	43,806,159	$438	$424,910	$(1,668)	$—	$(200,056)	$223,624

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended

	October 30,	October 31,
	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$31,620	$40,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,357	23,335
Amortization and accretion of financing items	1,497	1,418
Amortization of other items	3,065	3,208
Losses on disposal of property, equipment and other assets	488	555
Loss on debt retirement	1,600	—
Tax benefit relating to stock option exercises	216	190
Deferred income taxes	18,053	24,253
Change in operating assets and liabilities:
Receivables	31,155	10,548
Inventories	(31,288)	(36,804)
Prepaid expenses and other current assets	4,339	642
Accounts payable	25,742	3,933
Accrued payroll, accrued expenses and other current liabilities	17,276	2,396
Other operating activities	1,089	441

Net cash provided by operating activities	127,209	74,421

Cash flows used in investing activities:
Capital expenditures	(24,322)	(18,770)
Other investing activities	(1,062)	(2,366)

Net cash used in investing activities	(25,384)	(21,136)

Cash flows used in financing activities:
Borrowings under senior credit facility	144,000	20,600
Payments under senior credit facility	(366,450)	(21,875)
Proceeds from exchangeable senior notes	125,000	—
Payment of debt issuance costs	(6,280)	(1,192)
Payments on capital lease obligations	(5,227)	(11,093)
Proceeds from seller financing arrangements	3,720	1,175
Payments on seller financing arrangements	(264)	(162)
Proceeds from repayment of stockholder receivable	10	8
Proceeds from exercise of stock options	830	621
Repurchase of common stock	(25,029)	(23,726)
Purchase of call options on common stock	(26,992)	—
Sale of common stock warrants	17,820	—
Other financing activities	(224)	(189)

Net cash used in financing activities	(139,086)	(35,833)

Net (decrease) increase in cash and cash equivalents	(37,261)	17,452
Cash and cash equivalents, beginning of period	56,548	37,221

Cash and cash equivalents, end of period	$19,287	$54,673

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Thirteen and Thirty-Nine Weeks Ended October 30, 2005
      CSK Auto Corporation is a holding company. At October 30, 2005, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. Unless the context indicates otherwise, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company”, “we”, “us”, or “our”.
      Auto is a specialty retailer of automotive aftermarket parts and accessories. At October 30, 2005, we operated 1,151 stores in 19 states as a fully integrated company and single business segment under the following brand names: Checker Auto Parts, operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, operating primarily in California. In addition, we operate four value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona area.

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
      In the accompanying consolidated balance sheet, we have changed the classification of store operating supplies as of January 30, 2005 from inventory to prepaid expenses and other current assets to conform to the current year presentation. As these items do not represent merchandise held for sale, we believe this presentation is appropriate. As of October 30, 2005 and January 30, 2005, store operating supplies were approximately $6.9 million and $6.6 million, respectively. This has no classification impact on our previously reported total current assets, results of operations or cash flows.
      For the thirteen weeks ended October 30, 2005, we recorded a $2.9 million current accrued liability for estimated customer product returns for which a liability should be recorded under generally accepted accounting principles. We also recorded a current asset of $1.4 million, representing the estimated realizable cost of the inventory items to be returned, and increased cost of sales by approximately $1.5 million, which reduced our gross profit for the thirteen weeks ended October 30, 2005. Previously, we accounted for returns as they occurred. Because our customer return policies have not changed significantly over the years and customer return patterns have been consistent, this $2.9 million liability increased to the current amount over an extended period of time. As a result, the effect on all prior annual and interim period results was not material, and we are recognizing the cumulative effect in the thirteen weeks ended October 30, 2005.

Note 2 —	Recent Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
application of interim financial information is permitted but not required. Early adoption is encouraged. We do not expect that the adoption will have a material effect on our consolidated financial statements.
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
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that the adoption will have a material effect on our consolidated financial statements.

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
      At each balance sheet reporting date, we adjust our inventory carrying balances by the capitalization of certain operating and overhead administrative costs associated with purchasing and handling of inventory, an estimation of vendor allowances that remain in ending inventory at period end and an estimation of allowances for inventory shrinkage and obsolescence. The components of ending inventory are as follows ($ in thousands):

	October 30,	January 30,
	2005	2005(1)

FIFO cost	$596,021	$563,958
Administrative and overhead costs	43,932	39,766
Vendor allowances	(60,065)	(57,425)
Shrinkage	(16,075)	(13,079)
Obsolescence	(774)	(1,469)

Net inventory	$563,039	$531,751

(1)	Amounts are different from those disclosed in our 2004 Annual Report due to the reclassification of store operating supplies in the amount of approximately $6.6 million as of January 30, 2005. In addition, FIFO cost, capitalized administration and overhead costs and vendor allowance amounts have been revised from those previously reported in our 2004 Annual Report to reflect the correct balances for capitalized administrative and overhead costs and vendor allowances. The net effect of the correction was a $1.0 million reduction in FIFO cost which was recorded in cost of sales in the first quarter of 2005.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Store Closing Costs
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
      The allowance for store closing costs is included in accrued expenses and other long-term liabilities in the accompanying financial statements and primarily represents the discounted value of the following future net cash outflows related to closed stores: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease income); (2) lease commissions associated with the anticipated store subleases; and (3) contractual expenses associated with the closed store vacancy periods. Certain operating expenses, such as utilities and repairs, are expensed as incurred and no provision is made for employee termination costs. For the thirty-nine weeks ended October 30, 2005, the provision for store closing costs reflects costs for three stores that were closed during the year.
      As of October 30, 2005, we had a total of 187 locations included in the allowance for store closing costs consisting of 132 store locations and 55 service centers. Of the store locations, nine locations were vacant and 123 locations were subleased. Of the 55 service centers included in the allowance, three were vacant and 52 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.
      Activity in the allowance for store closing costs and the related payments for the thirty-nine weeks ended October 30, 2005 is as follows ($ in thousands):

Balance, beginning of year	$7,883
Store closing costs:
Provision for store closing costs	122
Revisions in estimates	888
Accretion	314
Operating expenses and other	555

Store closing costs, net	1,879

Payments:
Rent expense, net of sublease recoveries	(1,697)
Occupancy and other expenses	(564)
Sublease commissions and buyouts	(381)

Total payments	(2,642)

Balance as of October 30, 2005	$7,120

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We expect net cash outflows for closed store locations of approximately $4.0 million during fiscal 2005 and the remainder of cash outflows to primarily occur during fiscal years 2006 through 2008. We plan to fund these outflows from cash flow from operations. We anticipate that we will close or relocate approximately 11 stores during fiscal 2005. We anticipate that the majority of these closures will occur near the end of the lease terms, resulting in minimal closed store costs. We anticipate total cash outflows relating to these stores of $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.

Note 5 —	Long-Term Debt

Recent Transactions
      In August 2005, we completed a refinancing (the “2005 Refinancing”), which consisted of the following transactions: (1) the issuance in July 2005 by Auto of $110.0 million original principal amount of exchangeable senior unsecured notes in a private offering (the “Senior Notes”), which was increased to $125.0 million in August 2005 upon the exercise by the initial purchasers of an over-allotment option; (2) the purchase of a call option and issuance of a warrant for shares of CSK Auto Corporation common stock; and (3) the establishment in July 2005 of a new $250.0 million senior secured asset-based revolving credit facility, which was increased, as contemplated, to $325.0 million in August 2005. We used the proceeds from the issuance of the Senior Notes, borrowings under the new senior credit facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under Auto’s previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of CSK Auto Corporation common stock and pay fees and expenses directly related to the transactions. We also paid premiums of $27.0 million for the call option and received premiums of $17.8 million from the sale of the warrants. In conjunction with the 2005 Refinancing, we recorded a loss on debt retirement during the second quarter of 2005 of $1.6 million, resulting from the write-off of certain deferred financing fees associated with our former senior credit facility.
      The Senior Notes bear interest at a rate of 3.375% per year until August 15, 2010 and will bear interest at a rate of 3.125% thereafter. For purposes of determining our exchange obligation, the Senior Notes are exchangeable into cash and shares of CSK Auto Corporation stock, if any, at an initial exchange rate of 43.3125 shares per $1,000 principal amount of Senior Notes (equivalent to an initial exchange price of approximately $23.09 per share). The Senior Notes mature on August 15, 2025 and are guaranteed by CSK Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis. Upon exchange of the Senior Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of CSK Auto Corporation common stock in respect of that excess. A maximum of 5,414,063 shares of CSK Auto Corporation common stock (subject to certain adjustments) could be issued upon exchange depending on CSK Auto Corporation’s common stock price in the future.
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
      In total, we paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the Senior Notes. Under the call option, as amended, we have an option to purchase from the counterparty 5,414,063 shares, subject to adjustment, of CSK Auto Corporation common stock at a price of $23.09 per share, which is equal to the initial exchange price of the Senior Notes. We received an aggregate of $17.8 million of proceeds from the same counterparty relating to the sale of warrants to acquire, subject to adjustment, up to 5,414,063 shares of CSK Auto Corporation common stock. The warrants are exercisable at a price of $26.29 per share. Both the call option and warrant transactions have 5-year terms. The call option and warrant transactions are each to be settled through a net share settlement to the extent that the price of CSK Auto Corporation’s common stock exceeds the exercise price set forth in the agreements. Our objective with these transactions was to reduce the potential dilution of CSK Auto Corporation common stock upon future exchange of the Senior Notes.
      Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”) provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The exchange feature of the Senior Notes, the call option and the warrant each meet the requirements of EITF 00-19 to be accounted for as equity instruments. As such, the exchange feature has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the debt is exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss as the cash payment of principal reduces the recorded liability and the issuance of common shares would be recorded in stockholders’ equity. In addition, the premium paid for the call option and the premium received for the warrant have been recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the Senior Note exchange feature and the warrant agreement will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $23.09 per share in the case of the Senior Notes and $26.29 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.
      Auto’s new senior credit facility totals $325.0 million and consists of a $250.0 million senior secured revolving line of credit entered into in July 2005, which was subsequently increased in August 2005 by an additional $75.0 million. The borrower under the agreement is CSK Auto, Inc., and the credit facility is guaranteed by CSK Auto Corporation and CSKAUTO.COM, Inc. Borrowings under the credit facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). During the first fiscal quarter ending after the initial funding date, our quarter beginning August 1, 2005, Auto was charged an interest rate of LIBOR plus 1.50% or the Alternate Base Rate on borrowings under the agreement. At October 30, 2005, we had approximately $30.0 million outstanding under the revolving credit facility at an interest rate of 5.00%. This facility matures in July 2010.
      Availability under the new senior credit facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at October 30, 2005, Auto could only borrow up to $248.5 million of the $325.0 million facility. Auto’s ability to borrow is further reduced by the amount of outstanding letters of credit, which at October 30, 2005 was approximately $28.0 million. Loans under the new senior credit facility are collateralized by a first priority security interest in substantially all of our and our subsidiaries’ assets and in all of our subsidiaries’ capital stock. The new senior credit facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances, subject to a minimum ratio of consolidated EBITDAR to fixed charges (as defined in the agreement) financial maintenance covenant. At October 30, 2005, this covenant was not applicable.
      Outstanding debt, excluding capital leases, is comprised of the following ($ in thousands):

	October 30,	January 30,
	2005	2005

Senior credit facility	$30,000	$252,450
7% senior subordinated notes	217,514	220,519
3.375% exchangeable senior notes	125,000	—
Seller financing arrangements	10,873	7,417

Total debt	383,387	480,386
Less: Current maturities under senior credit facility	—	2,550
Current portion of seller financing arrangements	423	268

Total long-term debt	$382,964	$477,568

      In the event the Senior Notes become exchangeable, the debt will be reclassified from long-term to current. If the debt becomes exchangeable as a result of the market price exceeding 130% of the conversion price in a given quarter, the debt will be reclassified to current as long as it remains exchangeable.
      On April 5, 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% senior subordinated notes due 2014 to a floating rate, set semi-annually in arrears, equal to the six month LIBOR + 283 basis points. The agreement is for the term of the notes. The hedge is accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in the results of operations. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt will not have a significant effect on our consolidated results of operations. At October 30, 2005 and January 30, 2005, the fair value of the interest rate swap approximated $7.5 million and $4.5 million, respectively, which is included as an increase in other long-term liabilities with an identical amount reflected as a basis adjustment to the 7% senior subordinated notes on the accompanying consolidated balance sheet.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Earnings Per Share
      Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004

Numerator for basic and diluted EPS:
Net income	$10,517	$12,227	$31,620	$40,306

Denominator for basic EPS:
Weighted average shares outstanding (basic)	43,787	45,126	44,683	45,939

Denominator for diluted EPS:
Weighted average shares outstanding (basic)	43,787	45,126	44,683	45,939
Effect of dilutive securities:	334	143	366	272

Weighted average shares outstanding (diluted)	44,121	45,269	45,049	46,211

Shares excluded as a result of anti-dilution:
Stock options	1,066	1,839	374	482
      Incremental net shares for the exchange feature of the Senior Notes and the warrants will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $23.09 per share in the case of the Senior Notes and $26.29 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Stock Based Compensation
      We have stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements in our 2004 Annual Report. We continue to apply the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No material stock-based employee compensation expense related to the stock options is reflected in net income for the thirteen and thirty-nine weeks ended October 30, 2005 or October 31, 2004 as the intrinsic value of all options granted under those plans was zero. The stock based compensation included in the current year income relates to restricted stock issued under our 2004 Stock and Incentive Plan and our former Directors’ Stock Plan. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended ($ in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004

Net income	$10,517	$12,227	$31,620	$40,306
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	104	24	235	24
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(667)	(224)	(1,682)	(557)

Net income — pro forma	$9,954	$12,027	$30,173	$39,773

Earnings per share — basic:
As reported	$0.24	$0.27	$0.71	$0.88
Pro forma	$0.23	$0.27	$0.68	$0.87
Earnings per share — diluted:
As reported	$0.24	$0.27	$0.70	$0.87
Pro forma	$0.23	$0.27	$0.68	$0.86

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
      We were served on October 26, 2004 with a lawsuit that was filed in the Superior Court in San Diego, California. The case was brought by a former sales associate in California who resigned in January 2003, and purports to be a class action on behalf of all current and former California hourly store employees claiming that plaintiff and those similarly situated were not paid for: (i) all time worked (i.e. “off the clock” work), (ii) the minimum reporting time pay when they reported to work a second time in a day, (iii) all overtime due, (iv) all wages due at termination, and (v) amounts due for late or missed meal periods or rest breaks. Plaintiff also alleges that we violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuit (i) claims these alleged practices are unfair business practices, (ii) requests back pay, restitution, penalties for violations of various Labor Code sections and for failure to pay all wages due on termination, and interest for the last four years, plus attorney fees and (iii) requests that the Company be enjoined from committing further unfair business practices. We believe we have meritorious defenses to all of these claims and intend to defend the claims vigorously. If one or more of the claims is permitted by the court to proceed as a class action and is decided against us, the aggregate potential financial exposure could be material to our annual results of operations. We do not believe an adverse outcome would materially affect our liquidity or consolidated financial position. However, the litigation is in its early stages and we cannot predict the outcome with any certainty. A liability for this matter has not been recorded in our consolidated financial statements.
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

Note 9 —	Subsequent Event
      On November 30, 2005, we entered into a definitive merger agreement to acquire Murray’s Inc. and its subsidiaries (collectively herein, “Murray’s”). Murray’s is a private company headquartered in Belleville, Michigan that operates 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana. Pursuant to the terms of the merger agreement, the Company will purchase all of the outstanding stock of Murray’s for approximately $170 million in cash (which includes amounts to repay existing indebtedness of Murray’s). We intend to finance this acquisition utilizing a portion of the availability under our senior credit facility along with other financing arrangements. The transaction is subject to customary closing conditions and is expected to close in December 2005. Management is currently in the process of evaluating the fair value of the assets and liabilities assumed and the transaction costs incurred in connection with the acquisition.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 2, 2005, our shareholders approved an amendment to the Company’s Restated Certificate of Incorporation, which increased the number of authorized shares of CSK Auto Corporation common stock from 58,000,000 shares to 90,000,000 shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Auto is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest retailers of these products in the United States based, in each case, on our number of stores. At October 30, 2005, we operated 1,151 stores in 19 states as a fully integrated company and single business segment under the following brand names: Checker Auto Parts, operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, operating in the Pacific Northwest and Alaska; and Kragen Auto Parts, operating primarily in California (referred to collectively as “CSK Stores”). In addition, we operate four value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona area as more fully described below.
      In the following discussion, we refer to the thirteen and thirty-nine week periods ended on October 30, 2005 and October 31, 2004, respectively, as the “third quarter” and the “thirty-nine weeks” of those respective fiscal years.
      During the thirty-nine weeks of 2005, we opened 20 CSK Stores, relocated four CSK Stores, and closed three CSK Stores in addition to four CSK Stores closed upon relocation. Our goal for the fourth quarter 2005 is to open approximately 19 CSK Stores, consisting of approximately 15 new stores and four relocated stores, for a net increase of approximately 32 new CSK Stores for fiscal 2005.
      Also in the thirty-nine weeks of 2005, we opened four value concept stores in the Phoenix, Arizona market under the brand name Pay N Save. These stores target a broader demographic than our CSK Stores and sell primarily tools, hardware, housewares and other household goods, and seasonal items. We believe that these stores will allow us to develop new sourcing, particularly import sourcing, for merchandise in our auto parts stores and potentially broaden the inventory mix in existing auto parts stores. We do not expect that these stores will have a material impact on our consolidated financial statements.
      Retail sales represents sales to the do-it-yourself customer. Commercial sales represent sales to commercial customers, including such sales from stores without commercial sales centers. We evaluate comparable (or same-store) sales based on the change in net sales commencing after the time a new or acquired store has been open for twelve months. Therefore, sales for the first twelve months a new or acquired store is open are not included in the comparable store calculation. Stores that have been relocated are included in comparable store sales.
      Our operating performance in the thirty-nine weeks of 2005 was affected by several factors, including higher gasoline prices which we believe negatively impacted our sales results. For the third quarter of 2005, comparable store sales increased 0.4%. Increasing sales and controlling inventory and expenses continue to be our primary operational focus for the balance of 2005.
      On November 30, 2005, we entered into a definitive merger agreement to acquire Murray’s Inc. and its subsidiaries (collectively herein, “Murray’s”). Murray’s is a private company headquartered in Belleville, Michigan that operates 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana. Pursuant to the terms of the merger agreement, the Company will purchase all of the outstanding stock of Murray’s for approximately $170 million in cash (which includes amounts to repay existing indebtedness of Murray’s). We intend to finance this acquisition utilizing a portion of the availability under our senior credit facility along with other financing arrangements. The transaction is subject to customary closing conditions and is expected to close in December 2005. Management is currently in the process of evaluating the fair value of the assets and liabilities assumed and the transaction costs incurred in connection with the acquisition. See additional discussion in Liquidity and Capital Resources.
      The following discussion and analysis presents factors that affected our consolidated results of operations for the third quarter and the thirty-nine weeks of 2005 and our consolidated financial position at October 30, 2005. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q as well as our 2004 Annual Report on Form 10-K filed with the SEC on May 2, 2005 (“2004 Annual Report”).
Results of Operations
      The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.9	53.2	54.2	52.7

Gross profit	46.1	46.8	45.8	47.3
Operating and administrative	39.8	39.6	39.3	39.6
Store closing costs	0.2	0.1	0.1	0.1

Operating profit	6.1	7.1	6.4	7.6
Interest expense, net	1.9	2.1	2.0	2.1
Loss on debt retirement	—	—	0.1	—

Income before income taxes	4.2	5.0	4.3	5.5
Income tax expense	1.6	2.0	1.7	2.2

Net income	2.6%	3.0%	2.6%	3.3%

Thirteen Weeks Ended October 30, 2005 Compared to Thirteen Weeks Ended October 31, 2004
      Net sales for the third quarter of 2005 increased 1.7% to $408.3 million from $401.5 million for the third quarter of 2004 due primarily to 26 net new stores since October 31, 2004 (based on store count as of the end of the third quarter of 2005 as compared to the end of the third quarter of 2004). Same store sales increased 0.4%, which consisted of a 7.5% increase in same store commercial sales offset by a decrease of 1.0% for same store retail sales. Retail and commercial sales were impacted by a decline in customer count (measured by the number of in-store transactions); however, that decline was offset by an increase in our average transaction size (measured by dollars spent per sale) over the third quarter of 2004. Sales of items such as motor oil, batteries, brakes and fuel pumps increased compared to the third quarter of 2004. Sales of items that we consider to be discretionary, such as jacks and ramps, and certain power tools, declined, which we believe to be a factor of higher gasoline prices during the third quarter of 2005.
      Gross profit was $188.2 million, or 46.1% of net sales, for the third quarter of 2005 as compared to $187.9 million, or 46.8% of net sales, for the third quarter of 2004. The decline in gross margin rate is primarily due to: (1) lower recognition of vendor allowances, which was primarily attributable to lower purchase levels; (2) our commercial sales, which carry lower gross margins, becoming a larger part of our mix of sales; and (3) the $1.5 million impact of recording a sales returns allowance during the third quarter of 2005. In the future, this amount will be reviewed and adjusted accordingly for changes in our return patterns, or as we increase our revenues. Offsetting these amounts was lower inventory shrink expense in the third quarter of 2005 resulting from improved store procedures and enhanced inventory control systems.
      Operating and administrative expenses were $162.5 million, or 39.8% of net sales, in the third quarter of 2005, compared to $158.9 million, or 39.6% of net sales, in the third quarter of 2004. The increased expenses and increase as a percent of sales are primarily due to the addition of 26 net new stores since October 31, 2004.

      Interest expense for the third quarter of 2005 decreased to $7.6 million from $8.2 million in the third quarter of 2004 primarily as a result of lower outstanding balances, partially offset by higher variable interest rates.
      Income tax expense for the third quarter of 2005 was $6.7 million, compared to $7.9 million for the comparable period of 2004. Our effective tax rates for the third quarters of 2005 and 2004 were relatively consistent at 38.9% and 39.1%, respectively.
      Net income decreased to $10.5 million, or $0.24 per diluted common share, for the third quarter of 2005, compared to net income of $12.2 million, or $0.27 per diluted common share, for the third quarter of 2004.
Thirty-Nine Weeks Ended October 30, 2005 Compared to Thirty-Nine Weeks Ended October 31, 2004
      Net sales for the thirty-nine weeks of 2005 increased 1.4% to $1,224.6 million from $1,207.6 million for the thirty-nine weeks of 2004 due primarily to 26 net new stores since October 31, 2004. Same store sales increased 0.1%, which consisted of a 7.8% increase in same store commercial sales offset by a decrease of 1.4% in same store retail sales. Retail and commercial sales were impacted by a decline in customer count (measured by the number of in-store transactions); however, that decline was offset by an increase in our average transaction size (measured by dollars spent per sale) over the thirty-nine weeks of 2004.
      Gross profit was $561.2 million, or 45.8% of net sales, for the thirty-nine weeks of 2005 as compared to $570.7 million, or 47.3% of net sales, for the thirty-nine weeks of 2004. The decline in gross margin is primarily due to: (1) lower recognition of vendor allowances, which was primarily attributable to lower purchase levels; (2) our commercial sales, which carry lower gross margins, becoming a larger part of our mix of sales; and (3) the $1.5 million impact of recording a sales returns allowance made during the third quarter of 2005.
      Operating and administrative expenses increased to $481.4 million, or 39.3% of net sales, in the thirty-nine weeks of 2005, compared to $478.1 million, or 39.6% of net sales, in the thirty-nine weeks of 2004. Operating expenses increased primarily as a result of an additional 26 net new stores since October 31, 2004, offset by lower employee benefit related costs.
      Interest expense for the thirty-nine weeks of 2005 decreased to $24.5 million from $24.8 million in the thirty-nine weeks of 2004 primarily as a result of lower outstanding balances, partially offset by higher variable interest rates.
      The $1.6 million loss on debt retirement resulted from the write-off in the second quarter of 2005 of certain deferred financing fees associated with our former credit facility, which was repaid in full as part of a refinancing completed in July 2005.
      Income tax expense for the thirty-nine weeks of 2005 was $20.3 million, compared to $25.9 million for the comparable period of 2004. Our effective tax rate was consistent at 39.1% in both periods.
      Net income decreased to $31.6 million, or $0.70 per diluted common share, for the thirty-nine weeks of 2005, compared to net income of $40.3 million, or $0.87 per diluted common share, for the thirty-nine weeks of 2004.
Liquidity and Capital Resources

Recent Transactions
      In August 2005, we completed a refinancing (the “2005 Refinancing”), which consisted of the following transactions: (1) the issuance in July 2005 by Auto of $110.0 million original principal amount of exchangeable senior unsecured notes in a private offering (the “Senior Notes”), which was increased to $125.0 million in August 2005 upon the exercise by the initial purchasers of an over-allotment option; (2) the purchase of a call option and issuance of a warrant for shares of CSK Auto Corporation common stock; and (3) the establishment in July 2005 of a new $250.0 million senior secured asset-based revolving credit facility, which was increased, as contemplated, to $325.0 million in August 2005. We used the proceeds from the issuance of the Senior Notes, borrowings under the new senior credit facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under Auto’s previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of CSK Auto Corporation common stock and pay fees and expenses directly related to the transactions. We also paid premiums of $27.0 million for the call option and received premiums of $17.8 million from the sale of the warrants. In conjunction with the 2005 Refinancing, we recorded a loss on debt retirement during the second quarter of 2005 of $1.6 million, resulting from the write-off of certain deferred financing fees associated with our former senior credit facility.
      The Senior Notes bear interest at a rate of 3.375% per year until August 15, 2010 and will bear interest at a rate of 3.125% thereafter. For purposes of determining our exchange obligation, the Senior Notes are exchangeable into cash and shares of CSK Auto Corporation stock, if any, at an initial exchange rate of 43.3125 shares per $1,000 principal amount of Senior Notes (equivalent to an initial exchange price of approximately $23.09 per share). The Senior Notes mature on August 15, 2025 and are guaranteed by CSK Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis. Upon exchange of the Senior Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of CSK Auto Corporation common stock in respect of that excess. A maximum of 5,414,063 shares of CSK Auto Corporation common stock (subject to certain adjustments) could be issued upon exchange depending on CSK Auto Corporation’s common stock price in the future.
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
      In total, we paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the Senior Notes. Under the call option, as amended, we have an option to purchase from the counterparty 5,414,063 shares, subject to adjustment, of CSK Auto Corporation common stock at a price of $23.09 per share, which is equal to the initial exchange price of the Senior Notes. We received an aggregate of $17.8 million of proceeds from the same counterparty relating to the sale of warrants to acquire, subject to adjustment, up to 5,414,063 shares of CSK Auto Corporation common stock. The warrants are exercisable at a price of $26.29 per share. Both the call option and warrant transactions have 5-year terms. The call option and warrant transactions are each to be settled through a net share settlement to the extent that the price of CSK Auto Corporation’s common stock exceeds the exercise price set forth in the agreements. Our objective with these transactions was to reduce the potential dilution of CSK Auto Corporation common stock upon future exchange of the Senior Notes.
      Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”) provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The exchange feature of the Senior Notes, the call option and the warrant each meet the requirements of EITF 00-19 to be accounted for as equity instruments. As such, the exchange feature has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the debt is exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss as the cash payment of principal reduces the recorded liability and the issuance of common shares would be recorded in stockholders’ equity. In addition, the premium paid for the call option and the premium received for the warrant have been recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the Senior Note exchange feature and the warrant agreement will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $23.09 per share in the case of the Senior Notes and $26.29 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.
      Auto’s new senior credit facility totals $325.0 million and consists of a $250.0 million senior secured revolving line of credit entered into in July 2005, which was subsequently increased in August 2005 by an additional $75.0 million. The borrower under the agreement is CSK Auto, Inc. and the credit facility is guaranteed by CSK Auto Corporation and CSKAUTO.COM, Inc. Borrowings under the credit facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). During the first fiscal quarter ending after the initial funding date, our quarter beginning August 1, 2005, Auto will be charged an interest rate of LIBOR plus 1.50% or the Alternate Base Rate on borrowings under the agreement. At October 30, 2005, we had approximately $30.0 million outstanding under the revolving credit facility at an interest rate of 5.00%. This facility matures in July 2010.
      Availability under the new senior credit facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at October 30, 2005, Auto could only borrow up to $248.5 million of the $325.0 million facility. Auto’s ability to borrow is further reduced by the amount of outstanding letters of credit, which at October 30, 2005 was approximately $28.0 million. Loans under the new senior credit facility are collateralized by a first priority security interest in substantially all of our subsidiaries’ assets and in all of our and our subsidiaries’ capital stock. The new senior credit facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances, subject to a minimum ratio of consolidated EBITDAR to fixed charges (as defined in the agreement) financial maintenance covenant. At October 30, 2005, this covenant was not applicable.

Overview of Liquidity
      Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. Due to the 2005 Refinancing, we will not be required to make any debt amortization payments prior to August 2010 other than capital lease payments and payments on seller financing arrangements. We intend to fund our cash requirements with cash flows from operating activities, borrowings under our senior credit facility and short-term trade credit relating to payment terms for merchandise inventory purchases. The following table outlines our liquidity ($ in thousands):

	October 30,	January 30,
	2005	2005

Cash	$19,287	$56,548
Availability under our senior credit facility	$190,441	$114,035
Working capital	$353,399	$447,798
      As of October 30, 2005, we had total liquidity (cash plus availability under our senior credit facility) of approximately $209.7 million. Our borrowing capacity increased compared to January 30, 2005 primarily as a result of our 2005 Refinancing. As of October 30, 2005, we had net working capital of approximately $353.4 million, a decrease of $94.4 million, or 21%, compared to January 30, 2005. The decrease in working capital primarily relates to: (1) a reduction in cash of $37.3 million resulting from cash utilized to pay down our prior senior credit facility and to fund, in part, our repurchase of shares of CSK Auto Corporation common stock; and (2) a $31.2 million reduction in receivables resulting primarily from improved vendor allowance collections.
      As previously discussed, we have entered into a definitive merger agreement to acquire Murray’s for approximately $170 million in cash. Although we have $190.4 million of availability under our senior credit facility, we plan to only use a portion of this availability to fund this transaction. Accordingly, in order to consummate the transaction, we intend to obtain additional financing, which may be in the form of an amendment to our existing senior credit facility or entry into other financing arrangements.
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
      In order to facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided ($ in thousands):

	Payments Due by Fiscal Year

Contractual Obligation	Total	2005(1)	2006 — 2007	2008 — 2009	Thereafter

Long-term debt(2)	$390,874	$96	$1,030	$1,098	$388,650
Interest on long-term debt(2)	174,505	5,966	47,506	47,072	73,961
Capital lease obligations	13,274	1,496	8,717	1,731	1,330
Operating lease obligations(3)	642,298	30,677	223,619	150,795	237,207
Other(4)	82,067	4,684	37,470	37,470	2,443

Total contractual obligations	$1,303,018	$42,919	$318,342	$238,166	$703,591

(1)	Represents the period from October 31, 2005 to January 29, 2006.

(2)	Change from our 2004 Annual Report due primarily to our 2005 Refinancing. Interest on our new Senior Notes was calculated for five years only. Our $125.0 million Senior Notes were assumed to be redeemed in cash in August 2010. Our $30.0 million revolver balance outstanding as of October 30, 2005 was assumed to be outstanding until the July 2010 termination date of the new senior credit facility. Interest on the revolver balance was calculated at the current rate of 5.00%.

(3)	Operating lease obligations are not reduced to reflect sublease income. Changes from our 2004 Annual Report due primarily to new stores and lease extensions.

(4)	Includes service contracts and other obligations.
      Other commercial commitments consist of standby letters of credit totaling $31.0 million, the last of which expire in November 2005. Our inventory purchase commitments are cancelable and therefore are not included in the above table.
Analysis of Cash Flows
      Net cash provided by operating activities during the thirty-nine weeks of 2005 was $127.2 million compared to $74.4 million of cash provided by operating activities during the comparable period of 2004. Cash flows from operations increased primarily as a result of: (1) an increase in inventory, net of accounts payable, of $5.5 million during the thirty-nine weeks of 2005 as compared to $32.9 million during the comparable 2004 period resulting from increases in inventory to support certain product lines being offset by improvements in vendor payment terms; and (2) lower receivables balances resulting from improved collections of vendor allowances.
      Net cash used in investing activities totaled $25.4 million for the thirty-nine weeks of 2005, compared to $21.1 million used during the comparable period of 2004. Capital expenditures were higher during 2005 as a result of investments made to support new store growth.
      Net cash used in financing activities totaled $139.1 million for the thirty-nine weeks of 2005 compared to $35.8 million used in financing activities in the comparable period of 2004. The most significant components of the change relate to: (1) our 2005 Refinancing, whereby we issued $125.0 million of Senior Notes and repaid in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility; (2) incurred $30.0 million of net borrowings under our new credit facility, which included borrowings for our 2005 Refinancing; and (3) cash paid for our call option transactions, net of proceeds received in connection with our sale of warrants, of $9.2 million.
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
      The allowance for store closing costs is included in accrued expenses and other long-term liabilities in the accompanying financial statements and primarily represents the discounted value of the following future net cash outflows related to closed stores: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease income); (2) lease commissions associated with the anticipated store subleases; and (3) contractual expenses associated with the closed store vacancy periods. Certain operating expenses, such as utilities and repairs, are expensed as incurred and no provision is made for employee termination costs. For the thirty-nine weeks ended October 30, 2005, the provision for store closing costs reflects costs for three stores that were closed during the year.

      As of October 30, 2005, we had a total of 187 locations included in the allowance for store closing costs consisting of 132 store locations and 55 service centers. Of the store locations, nine locations were vacant and 123 locations were subleased. Of the 55 service centers included in the allowance, three were vacant and 52 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.
      Activity in the allowance for store closing costs and the related payments for the thirty-nine weeks ended October 30, 2005 is as follows ($ in thousands):

Balance, beginning of year	$7,883
Store closing costs:
Provision for store closing costs	122
Revisions in estimates	888
Accretion	314
Operating expenses and other	555

Store closing costs, net	1,879

Payments:
Rent expense, net of sublease recoveries	(1,697)
Occupancy and other expenses	(564)
Sublease commissions and buyouts	(381)

Total payments	(2,642)

Balance as of October 30, 2005	$7,120

      We expect net cash outflows for closed store locations of approximately $4.0 million during fiscal 2005 and the remainder of cash outflows to primarily occur during fiscal years 2006 through 2008. We plan to fund these outflows from normal operating cash flows. We anticipate that we will close or relocate approximately 11 stores during fiscal 2005. We anticipate that the majority of these closures will occur near the end of the lease terms, resulting in minimal closed store costs. We anticipate total cash outflows relating to these stores of $0.3 million, which includes estimated incremental costs to be measured at fair value when incurred.
Factors Affecting Liquidity and Capital Resources
Sales Trends
      Our business is somewhat seasonal in nature, with the highest sales typically occurring in the months of June through October (overlapping our second and third fiscal quarters.) In addition, our business is affected by weather conditions and other economic conditions (such as higher gasoline prices) that impact purchases of discretionary items. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal product to increase.
Inflation
      We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers.
Debt Covenants
      Our debt agreements contain negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence of such an event of default, the lenders under our credit agreement could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the credit agreement accelerate the payment of the indebtedness, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets. At October 30, 2005, we were in compliance with the covenants under our debt agreements.
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
      At October 30, 2005, including $100.0 million of our $225.0 million of senior subordinated notes that is subject to the interest rate swap agreement, 31% of our outstanding debt was at variable interest rates and 69% of our outstanding debt was at fixed interest rates. With $122.5 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $1.2 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.
Critical Accounting Matters
      For a discussion of our critical accounting matters, please refer to our 2004 Annual Report.
Recent Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but not required. Early adoption is encouraged. We do not expect that the adoption will have a material effect on our consolidated financial statements.
      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in our first quarter of fiscal 2006. We currently disclose the pro forma impact on net income (loss) and earnings (loss) per share under SFAS No. 123, “Accounting for Stock-Based Compensation” in Note 7 of these Consolidated Financial Statements. We are currently evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that will be included in the valuation of the awards.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after

June 15, 2005. We do not expect that the adoption will have a material effect on our consolidated financial statements.
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
Evaluation of Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In making this evaluation, we considered the material weaknesses in our internal control over financial reporting (previously discussed under Item 8. Consolidated Financial Statements and Supplementary Data to our 2004 Annual Report) and the relatively limited amount of time since completion of our assessment that has been available to us to monitor and evaluate any new or changed processes and procedures designed to address such weaknesses. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.
      In light of the material weaknesses described in our 2004 Annual Report, the Company has implemented additional processes and procedures and performed additional review and analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. In order to address the material weaknesses in our internal controls, management implemented during fiscal 2005 additional processes and procedures and new controls governing the review, analysis, and recording of accounting transactions in the identified areas, including the selection and monitoring of appropriate assumptions and factors affecting our accounting practices. Specifically, management has implemented the following: (1) formal accounting reviews in each area with improved reporting by management level accounting personnel; (2) additional processes and procedures to enhance communications timeliness and accuracy between the accounting department and operating departments concerning various aspects of the transactions that impact our accounting in designated areas; (3) additional review procedures surrounding our internal tracking and reporting of our transactions and related documentation by key accounting personnel. We also hired and reassigned accounting staff to handle our accounting requirements.
      In light of the foregoing, management believes that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented. Although the Company has implemented certain other actions described in our 2004 Annual Report to remediate the deficiencies identified therein, our assessment is ongoing and we do not expect to complete all testing procedures until fiscal 2005 year-end. In addition, due to the relatively limited amount of time since certain controls have been implemented, management will require sufficient evidence that such controls are operating effectively and may require additional time to implement, monitor and evaluate any new or changed processes and procedures designed to address such weaknesses. Accordingly, we will need to fully evaluate any such measures before we can be reasonably assured that the control weaknesses have been remediated.
      Further progress relative to our remediation measures with respect to the material weaknesses will be disclosed in our subsequent Exchange Act reports.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
      During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned a battery core to our stores. The Board believes that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. Based on the Board’s position, we could be responsible for the sales tax and related interest associated with this matter for the audited periods of October 1997 through September 2000, plus for the additional unaudited time period through December 2002, (which is currently being audited in the normal course), when we changed our business practices in this area to eliminate potential future tax related liability.
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
      We were served on October 26, 2004 with a lawsuit that was filed in the Superior Court in San Diego, California. The case was brought by a former sales associate in California who resigned in January 2003, and purports to be a class action on behalf of all current and former California hourly store employees claiming that plaintiff and those similarly situated were not paid for: (i) all time worked (i.e. “off the clock” work), (ii) the minimum reporting time pay when they reported to work a second time in a day, (iii) all overtime due, (iv) all wages due at termination, and (v) amounts due for late or missed meal periods or rest breaks. Plaintiff also alleges that we violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuit (i) claims these alleged practices are unfair business practices, (ii) requests back pay, restitution, penalties for violations of various Labor Code sections and for failure to pay all wages due on termination, and interest for the last four years, plus attorney fees and (iii) requests that the Company be enjoined from committing further unfair business practices. We believe we have meritorious defenses to all of these claims and intend to defend the claims vigorously. If one or more of the claims is permitted by the court to proceed as a class action and is decided against us, the aggregate potential financial exposure could be material to our annual results of operations. We do not believe an adverse outcome would materially affect our liquidity or consolidated financial position. However, the litigation is in its early stages and we cannot predict the outcome with any certainty. A liability for this matter has not been recorded in our consolidated financial statements.
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
      In June 2004, our Board of Directors approved a share repurchase program authorizing us to acquire up to $25.0 million of our common stock (the “2004 Program”). The 2004 Program expires in December 2005. We did not purchase any shares of our common stock under the 2004 Program during the third quarter of fiscal 2005. As of October 30, 2005, the approximate dollar value of shares remaining that may be purchased under the 2004 Program was $1.3 million.

Issuer Repurchases of Equity Securities

Approximate Dollar
Value of Shares
			Total Number of	That May yet be
	Total Number	Average	Shares Purchased as	Purchased Under
	of Shares	Price Paid	Part of Publicly	Publicly Announced
	Purchased(1)	per Share	Announced Plan	Plan

July 31, 2005 to August 27, 2005	—	$—	—	$—
August 28, 2005 to October 1, 2005	—	—	—	—
October 2, 2005 to October 30, 2005	9,010	14.40	—	—

Total	9,010	$14.40	—	$—

(1)	Includes 9,010 shares of restricted stock repurchased and retired in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under the Company’s 2004 Program.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit
Number		Description

2.01		Agreement and Plan of Merger, dated as of November 30, 2005, among CSK Auto Corporation, Fastlane Merger Corp., Murray’s Inc., the sellers named therein, and J.W. Childs Associates, L.P., as seller representative, incorporated herein by reference to Exhibit 2.01 of our Current Report on Form 8-K, filed on December 1, 2005 (File No. 001-13927).

3.01		Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.02		Certificate of Correction to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.03		Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Quarterly Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).

3	.04*	Second Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation.

3.05		Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

3.06		First Amendment to Amended and Restated By-laws of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

3.07		Second Amendment to Amended and Restated By-laws of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.03.2 of our Quarterly Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).

4.01		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1/ A, filed on March 3, 1998 (File No. 333-43211).

4.02		Indenture dated January 16, 2004, by and among CSK Auto, Inc., CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as guarantors, and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on January 20, 2004 (File No. 001-13927).

4.03		Indenture, dated as of July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and The Bank of New York Trust Company, N.A., as trustee (including form of note), incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).

10.01		Second Amended and Restated Credit Agreement, dated July 25, 2005, among CSK Auto, Inc., the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).

10.02		Amended and Restated Guarantee and Collateral Agreement, dated July 29, 2005, among CSK Auto, Inc., CSKAUTO.COM, Inc. CSK Auto Corporation, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).

10.03		Registration Rights Agreement, dated July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and the initial purchasers listed therein, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).

Exhibit
Number		Description

10.04		2004 Stock and Incentive Plan (as amended and restated effective as of January 1, 2005), incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed on September 26, 2005 (File No. 001-13927).

10	.05*	Severance and Retention Agreement between CSK Auto, Inc. and James B. Riley, dated October 24, 2005.

31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.0*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK Auto Corporation
DATED: December 8, 2005

By:	/s/ JAMES B. RILEY

James B. Riley
Chief Financial Officer and
Duly Authorized Officer

EXHIBIT INDEX

Exhibit
Number		Description

2.01		Agreement and Plan of Merger, dated as of November 30, 2005, among CSK Auto Corporation, Fastlane Merger Corp., Murray’s Inc., the sellers named therein, and J.W. Childs Associates, L.P., as seller representative, incorporated herein by reference to Exhibit 2.01 of our Current Report on Form 8-K, filed on December 1, 2005 (File No. 001-13927).

3.01		Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.02		Certificate of Correction to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.03		Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.02.1 of our Quarterly Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).

3	.04*	Second Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation.

3.05		Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

3.06		First Amendment to Amended and Restated By-laws of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.03.1 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).

3.07		Second Amendment to Amended and Restated By-laws of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.03.2 of our Quarterly Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).

4.01		Form of Common Stock certificate, incorporated herein by reference to our Registration Statement on Form S-1/ A, filed on March 3, 1998 (File No. 333-43211).

4.02		Indenture dated January 16, 2004, by and among CSK Auto, Inc., CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as guarantors, and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K filed on January 20, 2004 (File No. 001-13927).

4.03		Indenture, dated as of July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and The Bank of New York Trust Company, N.A., as trustee (including form of note), incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).

10.01		Second Amended and Restated Credit Agreement, dated July 25, 2005, among CSK Auto, Inc., the lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).

10.02		Amended and Restated Guarantee and Collateral Agreement, dated July 29, 2005, among CSK Auto, Inc., CSKAUTO.COM, Inc. CSK Auto Corporation, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).

10.03		Registration Rights Agreement, dated July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and the initial purchasers listed therein, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).

10.04		2004 Stock and Incentive Plan (as amended and restated effective as of January 1, 2005), incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed on September 26, 2005 (File No. 001-13927).

10	.05*	Severance and Retention Agreement between CSK Auto, Inc. and James B. Riley, dated October 24, 2005.

31	.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.0*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith