Form 10-K
period 2006-01-29
CSK AUTO CORP
filed 2007-05-01
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2006.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13927

CSK AUTO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0765798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 E. Missouri Ave. Suite 400 Phoenix, Arizona (Address of principal executive offices)	85012 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 31, 2005 and July 30, 2006, the aggregate market value of our voting and non-voting common stock held by non-affiliates was approximately $811.6 million and approximately $527.9 million, respectively. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of April 16, 2007, there were 43,950,751 shares of our common stock outstanding.

As used herein, the terms “CSK,” “CSK Auto,” “the Company,” “we,” “us,” and “our” refer to CSK Auto Corporation and its subsidiaries, including its operating subsidiary, CSK Auto, Inc. and its subsidiaries. The term “Auto” as used herein refers to our operating subsidiary, CSK Auto, Inc., and its subsidiaries.

Explanatory Note

The Company has restated its consolidated balance sheet at January 30, 2005 and its consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for its fiscal years ended February 1, 2004 (“fiscal 2003”) and January 30, 2005 (“fiscal 2004”). In addition, certain restatement adjustments affected interim financial information for its fiscal year ended January 29, 2006 (“fiscal 2005”) and fiscal 2004 previously filed on Form 10-Q. Such restatement adjustments are reflected in the unaudited selected quarterly financial data as disclosed in Note 20 — Quarterly Results to the consolidated financial statements included in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (this “Annual Report”). The Company also restated selected consolidated statement of operations and balance sheet data as reflected in Item 6, “Selected Consolidated Financial Data,” for its fiscal years ended February 3, 2002 (“fiscal 2001”) and February 2, 2003 (“fiscal 2002”). Certain restatement adjustments affected periods prior to fiscal 2001; however, the Company has not restated its financial statements or financial information for periods prior to fiscal 2001. The cumulative effect of those restatement adjustments was reflected as an adjustment to the balance of retained earnings as of the beginning of fiscal 2001.

The restatement adjustments reflect the correction of errors made in the application of generally accepted accounting principles (“GAAP”), as well as irregularities in the application of our historical accounting policies. For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 1 — Restatement of Consolidated Financial Statements to the consolidated financial statements included in Item 8 of this Annual Report.

The Company has not amended its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments. The financial statements and related financial information contained in such reports is superseded by the information in this Annual Report and the financial statements and related financial information contained in such previously filed reports should not be relied upon. The Company expects that as soon as practical after the filing of this Annual Report, it will file its Annual Report on Form 10-K for its fiscal year ended February 4, 2007 (“fiscal 2006”) as well as its Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2006. While the Company is working diligently to complete the filings referred to in the preceding sentence, there can be no assurance as to the date the Company will become current in its financial reporting obligations.

Note Concerning Forward-Looking Information

Certain statements contained in this Annual Report are forward-looking statements and are usually identified by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “could,” “should” or other similar expressions. We intend forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect current views about our plans, strategies and prospects and speak only as of the date of this Annual Report.

We believe that it is important to communicate our future expectations to our investors. However, forward-looking statements are subject to risks, uncertainties and assumptions often beyond our control, including, but not limited to, competitive pressures, the overall condition of the national and regional economies, factors affecting import of products, factors impacting consumer spending and driving habits such as high gas prices, war and terrorism, natural disasters and/or extended periods of inclement weather, consumer debt levels and inflation, demand for our products, integration and management of any current and future acquisitions, conditions affecting new store development, relationships with vendors, risks related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX” and such Section, “SOX 404”) and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements. For more information related to these and other risks, please refer to the Risk Factors section in this Annual Report. In addition to causing our actual results to differ, the factors listed and referred to above may cause our intentions to change from those statements of intention set forth in this Annual Report. Such changes in our intentions may cause our results to differ. We may change our intentions at any time and without notice based upon changes in such factors, our assumptions or otherwise.

Except as required by applicable law, we do not intend and undertake no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward looking statement, you should not place undue reliance upon forward-looking statements and should carefully consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the Securities and Exchange Commission (“SEC”).

PART I

Significant Events

The filing of this Annual Report for fiscal 2005 has been delayed as a result of the matters described below under the heading “Audit Committee Investigation and Restatement of Consolidated Financial Statements.” Set forth below is a summary of certain significant events that occurred during fiscal 2005 and through the date of this filing.

Audit Committee Investigation and Restatement of Consolidated Financial Statements

Overview

The Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report have been restated to correct errors and irregularities of the type identified in the course of an Audit Committee-led independent accounting investigation (discussed further below, and referred to herein as the “Audit Committee-led investigation”) (primarily focused on the Company’s accounting for inventory and vendor allowances) and other accounting errors and irregularities identified by the Company in the course of the restatement process. The Audit Committee concluded that the errors and irregularities were primarily the result of actions directed by certain personnel and an ineffective control environment which, among other things, permitted the following to occur:

•	recording of improper accounting entries as directed by certain personnel;

•	inappropriate override of, or interference with, existing policies, procedures and internal controls;

•	withholding information from, and providing of improper explanations and supporting documentation to, the Company’s Audit Committee and Board of Directors, as well as its internal auditors and independent registered public accountants; and

•	discouraging employees from raising accounting related concerns and suppressing accounting related inquiries that were made.

In September 2006, upon the substantial conclusion of the Audit Committee-led investigation, the Company announced the departures of the Company’s President and Chief Operating Officer, Chief Administrative Officer (who, until October 2005, served as the Company’s Senior Vice President and Chief Financial Officer) and several other individuals (including its Controller) within the Company’s Finance organization.

Management, with the assistance of numerous experienced accounting consultants (other than its firm of independent registered public accountants) that the Company had retained near the onset of the investigation to assist the Chief Financial Officer with the restatement efforts, continued to review the Company’s accounting practices and identified additional errors and irregularities, which have been corrected in this restatement and are included in the discussion under “Management’s Report on Internal Control Over Financial Reporting” presented in Item 9A, “Controls and Procedures,” below.

Background

In the Company’s Annual Report on Form 10-K for fiscal 2004, filed May 2, 2005 (the “2004 Annual Report”), management concluded that the Company did not maintain effective internal control over financial reporting as of January 30, 2005 due to the existence of material weaknesses as described in the 2004 Annual Report. The plan for remediation at that time called for, among other things, the Company to enhance staffing and capabilities in its Finance organization. During fiscal 2005, we made several enhancements to our Finance organization including the October 2005 hiring of a new Senior Vice President and Chief Financial Officer. In the fourth quarter of fiscal 2005, new personnel in our Finance organization raised questions regarding the existence of inventory underlying certain general ledger account balances and an internal audit of vendor allowances raised continued concerns about the processing and collections of vendor allowances. Management’s review of these matters continued into our fiscal 2005 year-end closing. In early March 2006, it became apparent that inventories and vendor allowances were potentially misstated and that the effect was potentially material to the Company’s previously issued financial statements. The Audit Committee, acting through a Special Investigation Committee appointed by the Audit Committee consisting of the Audit Committee Chairman and the Company’s designated Presiding Director, retained independent legal counsel who, in turn, retained a separate nationally recognized accounting firm, to assist it in conducting an independent investigation relative to these accounting errors and irregularities.

On March 23, 2006, the Audit Committee concluded that, due to accounting errors and irregularities then noted, the Company’s (i) fiscal 2004 financial statements, as well as its financial statements for fiscal 2003, 2002 and 2001, (ii) selected consolidated financial data for each of the five years in the period ended January 30, 2005, (iii) interim financial information for each of its quarters in fiscal 2003 and fiscal 2004 included in its 2004 Annual Report, and (iv) interim financial statements included in its Form 10-Qs filed for fiscal 2005, should no longer be relied upon. On March 27, 2006, the Company announced that it would be postponing the release of fourth quarter and fiscal 2005 financial results pending the outcome of the Audit Committee-led investigation; that it would be restating historical financial statements; and that the Company’s financial statements for the prior interim periods and fiscal years should no longer be relied upon.

The initial and primary focus of the Audit Committee-led investigation was the Company’s accounting for inventory and for vendor allowances associated with its merchandising programs. However, the Audit Committee did not limit the scope of the investigation in any respect, which was subsequently broadened to encompass other potential concerns raised during the course of the investigation. Throughout and upon substantial completion of the investigation, representatives of the Audit Committee and its legal and accounting advisors shared the results of the investigation with the Company’s independent registered public accounting firm and the SEC, which has commenced a formal investigation of these matters. The Company continues to share information and believes it is cooperating fully with the SEC in its formal investigation.

During and following the Audit Committee-led investigation, the Company’s Finance personnel (consisting primarily of the Company’s new Chief Financial Officer, and numerous experienced finance/accounting consultants the Company had retained near the onset of the investigation to assist the Chief Financial Officer with the restatement efforts), assisted by the Company’s Internal Audit staff, conducted follow-up procedures to ensure that the information uncovered during the investigation was complete, evaluated the initial accounting for numerous transactions and reviewed the activity in accounts in light of the newly available information to determine the propriety of the initial record-keeping and accounting. In the course of these follow-up procedures, the Company also identified a number of other accounting errors and irregularities that have been corrected in our restated financial statements and described in Note 1 — Restatement of Consolidated Financial Statements to the consolidated financial statements included in Item 8 of this Annual Report.

The legal and accounting advisors to the Audit Committee, from March through the end of September 2006, reviewed relevant documentation and interviewed current and former officers and employees of the Company. The investigation and restatement process identified numerous instances of improperly supported journal entries recorded to general ledger accounts, override of Company policies and procedures, absence of appropriately designed policies and procedures, misapplication of GAAP and other ineffective controls. In addition, the investigation identified evidence of both a “tone” among certain senior executives of the Company that discouraged the raising of accounting concerns and other behavior that was deemed to not be acceptable by our disinterested directors (i.e., the five of our directors, including the members of the Special Investigation Committee, who are not present or former members of our management) (hereinafter, the “Disinterested Directors”).

On September 28, 2006, the Company announced the substantial completion of the Audit Committee’s investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. The Company also announced that its President and Chief Operating Officer, Chief Administrative Officer (who, until October 2005, had served as the Company’s Senior Vice President and Chief Financial Officer) and several other individuals within the Company’s Finance area (including its Controller) were no longer employed by the Company. The Company also announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training.

Following the completion of the Audit Committee-led investigation, the Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the Senior Vice President and General Counsel and Senior Vice President and Chief Financial Officer to develop a remediation plan to address the types of matters identified during the investigation. This remediation plan will reflect the input of the Disinterested Directors. While presently in the development phase, this remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes and policies, as well as departmental specific measures.

The investigation and restatement process took the Company more than one year to complete, and the Company paid approximately $26.0 million in legal, accounting consultant and audit fees in fiscal 2006 related to these matters. Additional, similar types of fees will continue to be incurred in our fiscal year ending February 3, 2008 (“fiscal 2007”) in connection with the restatement, SEC investigation and shareholder lawsuits. The Company is unable to estimate the total costs to be incurred at the time of this filing.

The following summarizes the impact of the restatements on our statement of operations for the periods noted and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Thirty-Nine
	Weeks					Cumulative
	Ended					Effect
	Oct. 30,	Fiscal Year				Through
	2005	2004	2003	2002	2001	FY2000(1)	Total(1)

Net income (loss), as previously reported	$31,620	$36,881	$(9,555)	$2,396	$(33,189)

Change in net sales(1)	$23,233	$27,531	$28,675	$25,530	$25,410
Change in inventory and cost of sales	(11,726)	(14,689)	(25,296)	(33,426)	(57,887)	$(80,467)	$(93,112)
Change in vendor allowance recognition	10,445	18,725	(17,842)	(21,615)	(6,214)	(11,915)	(28,416)
Other adjustments	1,133	6,194	(4,478)	3,608	(1,552)	(13,394)	(8,489)
Interest expense adjustments	(264)	(391)	(336)	(122)	(59)	—	(1,172)

Total restatement adjustments	22,821	37,370	(19,277)	(26,025)	(40,302)	(105,776)	(131,189)
Income tax provision (benefit)	8,970	14,689	(6,884)	(10,136)	(15,331)	(41,129)	(49,821)

Impact of restatement items, net of taxes	$13,851	$22,681	$(12,393)	$(15,889)	$(24,971)	$(64,647)	$(81,368)

Net income (loss), as restated	$45,471	$59,562	$(21,948)	$(13,493)	$(58,160)

Earnings (loss) per share:
Basic, as previously reported	$0.71	$0.81	$(0.21)	$0.06	$(1.17)
Impact of restatement items, net of taxes	0.31	0.49	(0.27)	(0.39)	(0.88)

Basic, as restated	$1.02	$1.30	$(0.48)	$(0.33)	$(2.05)

Diluted, as previously reported	$0.70	$0.80	$(0.21)	$0.06	$(1.17)
Impact of restatement items, net of taxes	0.31	0.49	(0.27)	(0.39)	(0.88)

Diluted, as restated	$1.01	$1.29	$(0.48)	$(0.33)	$(2.05)

(1)	It is not practical to determine the cumulative effect for net sales adjustments and the corresponding cost of sales amounts for reclassification adjustments for prior periods and they are also excluded from the total amounts presented, as they have no effect on net income (loss) or stockholders’ equity.

As noted above, during the course of the Audit Committee-led investigation and following its substantial conclusion, representatives of the Audit Committee and its advisors met with representatives of the SEC to keep them advised as to the course of the Company’s investigation and its findings. The Company continues to share information with the SEC and believes it is fully cooperating with the agency in its formal investigation of these matters.

Search for a New Chief Executive Officer

Following the substantial conclusion of the Audit Committee-led investigation, it was announced on September 28, 2006, that our Chief Operating Officer and President and our Chief Administrative Officer (who until October 2005 had served as our Chief Financial Officer) were no longer employed by the Company. In light of these departures, the Board of Directors believed it was important to identify a successor for our then 64 year old Chief Executive Officer. As a result, it was also announced that the Board had decided to initiate a search for a new Chief Executive Officer. Upon the successful conclusion of that search, our current Chief Executive Officer will retire.

In October 2006, the Company engaged Korn/Ferry International to assist the Board of Directors in a nationwide search effort. The Board has narrowed the search to a final slate of candidates and anticipates that a final selection will be made during the 30 to 60 days from the date of the filing of this Annual Report, although no assurance can be given as to when the search effort will conclude.

Securities Class Action, Litigation, Shareholder Derivative Litigation and SEC Investigation

In June 2006, two shareholder class actions alleging violations of the federal securities laws were filed against the Company and four of its current and former officers. In July 2006, a shareholder derivative action was filed against certain of our current and former officers, all of our current and certain former directors, and the Company, as nominal defendant. In addition, the SEC has notified us that it is conducting a formal investigation relative to certain matters underlying the restatement of our financial statements. These actions and the SEC investigation are described in greater detail below in Item 3, “Legal Proceedings.”

Debt Financing

Fiscal 2005 Transactions

In fiscal 2005, we completed the following transactions: (1) the issuance of $125.0 million of 3 3/8% senior exchangeable notes due 2025 (the “3 3/8% Notes”) and the purchase of a call option and issuance of a warrant for shares of our common stock in connection with the issuance of the 3 3/8% Notes; (2) the establishment of a new $325.0 million senior secured asset-based revolving credit facility (the “Senior Credit Facility”), and (3) the issuance of $100.0 million of 4 5/8% senior exchangeable notes due 2025 (the “4 5/8% Notes”). We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility, repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. We used the proceeds from the issuance of the 4 5/8% Notes, borrowings under the Senior Credit Facility and cash on hand to acquire Murray’s in December 2005 for approximately $180.9 million.

Fiscal 2006 Refinancing

Our inability to timely file our periodic reports with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements created potential defaults under our debt instruments. As a result, in July 2006, we completed a cash tender offer and consent solicitation for $224.96 million of our 7% senior subordinated notes (the “7% Notes”) and repaid all of the 3 3/8% Notes upon the acceleration of their maturity. We used proceeds from a new $350.0 million term loan facility (the “Term Loan Facility”) entered into in June 2006 to pay the tender offer consideration for the 7% Notes and to repay the 3 3/8% Notes. We also obtained the consent of the holders of a majority of the outstanding 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were issued to waive any default arising from our filing delays, exempt the Company from compliance with the SEC filing covenants in the indenture until June 30, 2007, increase the applicable coupon interest rate to 6 3/4%, and improve the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of the notes. We also executed a waiver under our existing Senior Credit Facility to allow us until June 13, 2007 to complete certain periodic SEC reports.

Amendment to Term Loan Facility

On April 27, 2007 we entered into an amendment to the Term Loan Facility that increased the maximum leverage ratio permitted under the Facility in order to minimize the possibility that we would be unable to comply with the Facility’s leverage ratio covenants for the first two quarters of fiscal 2007 and revised the definition of the defined term “Leverage Ratio” to exclude undrawn letters of credit, which had typically been excluded from this calculation in our prior debt agreements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events: 7% Notes and Term Loan Facility.”

Item 1.	Business

General

CSK Auto Corporation is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers of such products in the entire country, based, in each case, on store count. Headquartered in Phoenix, Arizona, CSK became a publicly traded company in March 1998, and has continued to grow through a combination of acquisitions and organic growth. CSK was incorporated under the laws of the State of Delaware in 1993.

We have the number one market position in 22 of the 32 major markets in which we operate, based on store count. As of January 29, 2006, we operated 1,273 stores in 22 states, with our principal concentration of stores in the Western United States. Our stores are known by four brand names (referred to collectively as “CSK Stores”):

•	Checker Auto Parts, founded in 1969, with 442 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 226 stores in the Pacific Northwest states and Alaska;

•	Kragen Auto Parts, founded in 1947, with 493 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 112 stores in the Midwest.

In December 2005, we purchased all the outstanding stock of Murray’s Inc. and its subsidiary, Murray’s Discount Auto Stores, Inc. (collectively herein, “Murray’s”). As of the acquisition date, Murray’s operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana — states in which the Company previously had no significant market presence. The 110 Murray’s stores, as well as future store growth under this brand, will retain the Murray’s name. The Murray’s stores complement our existing operations and expanded our market presence from 19 to 22 states.

In addition, as of January 29, 2006, we operated four value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area. We opened a fifth store in fiscal 2006. These stores targeted a broader market than our CSK Stores, offering primarily tools, hardware, housewares and other household goods, and seasonal items. As a part of our continuing review of store results, we decided to close three of the five Pay N Save stores during the first quarter of fiscal 2007. The remaining two stores have been converted to clearance centers. We concluded that the sales performance of these stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count. The Pay N Save concept provided us with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK Stores. This function is now being accommodated with a combination (“combo”) store shopping format in certain of our existing stores that are larger than our average store size of 7,500 square feet. A combo store includes approximately 2,500 square feet for our most popular value-concept stock-keeping units, or SKUs, that we first tested in the Pay N Save stores. We currently have seven combo stores and are planning two more combo stores in existing Murray’s locations in the spring of 2007. We will evaluate the combo stores’ performance before we expand the combo store concept to additional locations.

We offer a broad selection of national brand name, private-label and generic automotive products for domestic and imported cars and light trucks. Our products include new and remanufactured automotive replacement parts, maintenance items and accessories. Our stores average approximately 7,500 square feet in size and typically offer a store specific mix averaging approximately 16,000 SKUs. We also operate a highly efficient network of strategically located priority parts depots to provide the majority of our stores an additional 65,000 SKUs on a same-day delivery basis. Through our extensive on-line vendor network, we make available up to an additional 250,000 SKUs on a same-day delivery basis to the majority of our stores and up to 1,000,000 additional SKUs on a next-day delivery basis to substantially all of our stores.

We serve both the do-it-yourself (“DIY”) and the commercial installer, also referred to as the do-it-for-me (“DIFM”), markets. The DIY market, which is comprised of consumers who typically repair and maintain vehicles themselves, is the foundation of our business. Sales to the DIY market represented approximately 82% of our net sales for fiscal 2005. The DIFM market is comprised of auto repair professionals, fleet owners, governments and municipalities and accounted for over 68% of the annual sales in the U.S. automotive aftermarket industry in 2005 (excluding tires and service performed by DIFM professionals), according to statistics published by the Automotive Aftermarket Industry Association (“AAIA”). Sales to the DIFM market represented approximately 18% of our net sales for fiscal 2005. We believe we are well positioned to effectively and profitably further penetrate the highly fragmented DIFM market because of our sales force dedicated to DIFM customers, experienced in-store sales associates, level of customer service, conveniently located stores, efficient depot delivery network, attractive pricing, and ability to provide timely availability of a broad selection of national brand name products.

We operate separate e-commerce sites for our retail and commercial customers. Our retail website, which utilizes the partsamerica.com URL, has become a targeted destination for DIY auto parts consumers. Our customers can find price, availability, images and other rich content on hundreds of thousands of our products on the website. The site is completely integrated with our warehouse, inventory and store systems and was one of the first to offer in-store pickup and returns. Through a business arrangement we have with Advance Auto Parts, we are able to offer the in-store service in all the markets in which we operate. Our commercial e-commerce site, cskproshop.com, offers DIFM customers the ability to build estimates, perform complex diagnostics, research vehicle problems and order products online. The site is also integrated with our store systems so that an online order will be automatically delivered to the customer. The site also provides our customers the ability to see their monthly statements and digital reproductions of all their signed invoices.

You may obtain, free of charge, copies of this Annual Report as well as our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the SEC as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, then clicking “Investors.” Information contained on our website is not part of this Annual Report.

Industry Overview

We compete in the U.S. automotive aftermarket industry, which according to statistics by the AAIA published in 2006, has annual sales of approximately $118 billion. This industry includes replacement parts, accessories, maintenance items, batteries and automotive fluids for cars and light trucks (excluding tires and services performed by DIFM professionals). The industry is comprised of the DIY market and the DIFM market. We believe that the U.S. automotive aftermarket industry is characterized by stable demand and is growing because of increases in:

•	the number and age of automotive vehicles in use;

•	the number of miles driven annually per vehicle;

•	the number of licensed drivers;

•	the percentage of the total light vehicle fleet represented by light trucks (including SUVs), which generate higher average aftermarket product purchases versus such purchases generated per car; and

•	the number of light vehicles coming off warranty, particularly leased vehicles, which we believe are often under-maintained and, therefore, may require higher than average maintenance and repair expenditures in the post-warranty period.

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

Competitive Strengths and Strategies

We believe that our competitive strengths and strategies include the following:

Leading Market Position in the Western United States.  We are the largest specialty retailer of automotive parts and accessories in the Western United States and have the number one market position in 22 of the 32 major markets in which we operate, based on store count. We believe that we have better brand name recognition than many of our competitors due to the long operating history of our stores, our advertising and marketing programs, the breadth of our product selection and our reputation for superior customer service.

As the largest specialty retailer of automotive parts and accessories in the Western United States, we believe we have certain competitive advantages over smaller retail chains and independent operators. These advantages include: (1) our brand name recognition as a trusted source of automotive parts and accessories, (2) our ability to make available a broad selection of products on a timely basis, (3) marketing and distribution efficiencies due to economies of scale, and (4) our advanced store level information and distribution systems, which are the result of our significant investments in recent years. We also believe that we enjoy a competitive advantage over mass merchandisers due to our convenient locations, our focus on automotive parts and accessories and our knowledgeable sales associates.

Focus on Customer Service.  As part of our promise of “G.R.E.A.T.” service, our internally developed customer service initiative, we aim to provide the highest level of customer service in our industry in order to generate repeat business. G.R.E.A.T. service includes:

•	Greet the customer

•	Respond to the customer’s needs

•	Expedite the customer’s transaction

•	Ask the customer if we can be of further assistance

•	Thank the customer

Recruiting, training and retaining high quality sales associates are major components of our focus on customer service. Our training programs and incentives encourage our sales associates to develop technical expertise that enables them to effectively advise customers on product selection and use. We have an average of two National Institute for Automotive Service Excellence, or ASE, certified parts professionals per store. To further satisfy our customers’ needs, we also offer free testing of certain parts, a “no hassle” returns policy, electronically maintained warranties and a customer service call center.

Sophisticated Store-Level Information and Distribution Systems.  We have made significant investments in sophisticated store-level information systems and warehouse and distribution systems in order to more effectively manage our inventory and increase the availability of products to our customers. We have an advanced electronic product catalog in our stores that enhances our associates’ ability to assist our customers in selecting the right parts for their automotive needs. Our sophisticated inventory management systems provide inventory movement forecasting based on history, trends and seasonality. Our systems have enhanced our ability to predict the size and timing of product requirements by closely monitoring service level goals, vendor lead times and cost of inventory assumptions. Our store level replenishment system generates orders based upon store on-hand and store model stock quantities. Store model stock quantities are determined by an automatic model stock adjustment system that utilizes historical sales patterns, seasonality and store presentation requirements. Our fully integrated warehouse and distribution network and our 32 strategically located priority parts depots, which operate using the latest technology, have allowed us to significantly improve distribution efficiency. In addition, these investments have allowed us to have optimum in-stock inventory levels.

We also maintain a market specific pricing program that seeks to optimize margins while maintaining price competitiveness. Our pricing philosophy is that we should not lose a customer because of price. We closely monitor our competitors’ pricing levels through our store specific pricing program, which analyzes prices at the store level rather than at the market or chain level. This initiative enables us to establish pricing levels at each store based upon that store’s local market competition. Our opening price point products offer excellent value at low prices. In addition, our sales associates are encouraged to offer premium products at higher price points yielding higher margins. These premium products typically provide extra features, improved performance, an enhanced warranty, or are nationally branded items.

Drive Customer Traffic and Increase Sales Base.  Our marketing and merchandising strategy is designed to drive customer traffic and build market share. Our strategy is to make available to our customers one of the broadest selections of quality brand name products on a timely basis in order to maximize customer satisfaction and generate loyal repeat customers. We also strive to be the industry leader in introducing new and innovative product offerings, supported by our promotional print advertising programs that include color circulars and newspaper advertisements. We offer our products at competitive prices in conveniently located and attractively designed stores. Our advertising programs are specifically tailored to target our various customer constituencies for maximum appeal and effectiveness.

Store Operations

As of March 2007, our stores are divided into 11 geographic regions: Southwest, Rocky Mountain, Northwest, Northern Plains, Southern California, Coastal California, Los Angeles, Bay Area, Northern California, Chicago and Detroit. Regional vice presidents, each of whom oversees seven to 15 district managers, administer each region. Each of our district managers has responsibility for between seven and 18 stores.

The table below sets forth, as of January 29, 2006, the geographic distribution of our stores and the trade names under which they operate. As noted above, as of January 29, 2006, we also operated four value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area.

				Murray’s
	Checker	Schuck’s	Kragen	Discount	Company
	Auto Parts	Auto Supply	Auto Parts	Auto Parts	Total

California	1	2	475	—	478
Washington	—	144	—	—	144
Arizona	117	—	—	—	117
Colorado	73	—	—	—	73
Minnesota	57	—	—	—	57
Michigan	1	—	—	51	52
Utah	47	—	—	—	47
Oregon	—	46	—	—	46
Illinois	—	—	—	44	44
Nevada	25	—	18	—	43
Idaho	8	23	—	—	31
New Mexico	28	—	—	—	28
Wisconsin	28	—	—	—	28
Texas	15	—	—	—	15
Ohio	—	—	—	14	14
Alaska	—	11	—	—	11
Hawaii	11	—	—	—	11
Montana	10	—	—	—	10
Wyoming	10	—	—	—	10
North Dakota	7	—	—	—	7
South Dakota	4	—	—	—	4
Indiana	—	—	—	3	3

Total	442	226	493	112	1,273

Our stores are generally open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. on Monday through Friday, from 8:00 a.m. to 8:00 p.m. on Saturday and from 9:00 a.m. to 7:00 p.m. on Sunday. Some stores are open until midnight or 24 hours. The stores employ an average of approximately eight to 10 associates, including a store manager, two assistant store managers and a staff of full-time and part-time associates.

Store Formats

Approximately 62% of our stores are freestanding, with the balance located within strip shopping centers. Stores range in size from 2,700 to 24,000 square feet, average approximately 7,500 square feet in size and offer a store specific mix of approximately 16,000 SKUs.

Excluding the acquired Murray’s stores, we have three principal store formats, which are 6,000, 7,000 and 8,000 square feet in size. The store size for a given new location is selected generally based upon sales volume expectations determined through a detailed market analysis that we conduct as part of our site selection process. The majority of the Murray’s stores we acquired in fiscal 2005 are 10,000 square feet or larger. The following table categorizes our stores by size, as of January 29, 2006 and includes four Pay N Save stores:

Number
Store Size	of Stores

10,000 sq. ft. or greater	179
8,000 – 9,999 sq. ft.	240
6,000 – 7,999 sq. ft.	584
5,000 – 5,999 sq. ft.	197
Less than 5,000 sq. ft.	77

1,277

When shopping for hard parts, our customers are serviced by knowledgeable parts personnel utilizing our electronic parts catalogs with enhanced product application information and thousands of product images. Accessory and maintenance items are easily accessible to our customers via gondolas that contain such products as oil and air filters, additives, waxes and other items and provide specifically designed shelving for batteries and, in many stores, oil products.

Our new prototypical store format is referred to as a “pod store.” This concept moves our sales associates from behind the parts counters and gets them involved on the sales floors. Rather than typical parts counters, these new store formats have eight-sided, free-standing pods centrally located in the stores. Our associates assist customers using the electronic product catalogs located on these pods. We believe that having our associates on the sales floor with our customers will enhance the positive shopping experience.

Growth and Expansion Strategy

Our growth and expansion strategy is focused on our existing and adjacent markets and includes:

•	opening new stores;

•	relocating under-performing stores with expiring leases to better locations;

•	expanding selected stores; and

•	acquiring existing stores in new markets.

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

The following table sets forth our store development activities during the periods indicated (including four Pay N Save stores in fiscal 2005):

	Fiscal Year
	2005	2004	2003

Beginning stores	1,134	1,114	1,109
New stores	36	28	18
Acquired stores	110	—	—
Relocated stores	8	9	7
Closed stores (including relocated stores)	(11)	(17)	(20)

Ending stores	1,277	1,134	1,114

Total new, acquired and relocated stores	154	37	25

In fiscal 2006, we opened or relocated 72 stores, (including eight relocated stores) and closed 17 stores (including eight relocated stores), resulting in 55 net new stores.

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

Purchasing

Merchandise is selected from over 600 suppliers and purchased for all stores by personnel at our corporate headquarters in Phoenix, Arizona. No single supplier accounted for as much as 10% of our purchases in fiscal 2005, 2004 or 2003. Our stores offer products with nationally recognized, well-advertised brand names, such as Armor All, Autolite, Castrol, Fel Pro, Fram, Goodyear, Havoline, Mobil, Monroe, Pennzoil, Prestone, Quaker State, RayBestos, Stant, Sylvania, Turtle Wax and Valvoline. In addition to brand name products, our stores carry a wide variety of high quality generic products. Most of our generic products are produced by nationally recognized manufacturers; therefore, we believe that our generic products are of a quality that is comparable to brand name products.

Our inventory management systems include the E-3 Advanced Warehouse Replenishment Buying System, which provides inventory movement forecasting based upon history, trend and seasonality. Combined with service level goals, vendor lead times and cost of inventory assumptions, the E-3 Buying System determines the timing and size of purchase orders. The vast majority of the dollar values of transactions are sent via electronic data interchange, with the remainder being sent by a computerized email or facsimile interface. Our store replenishment system generates orders based upon store on-hand and store model stock. This includes an automatic model stock adjustment system utilizing historical sales, seasonality and store presentation requirements. We also can allocate seasonal and promotional merchandise based upon a store’s history of prior promotional and seasonal sales.

Commercial Sales Program

In addition to our primary focus on serving the DIY consumer, we have significantly increased our marketing directed at the commercial or DIFM customer in the automotive replacement parts market. According to the AAIA, the commercial or DIFM market constituted in excess of 68% of the annual sales in the automotive aftermarket (excluding tires and services performed by DIFM professionals) in 2005 and based on 2006 research by Lang Marketing Resources, Inc., grew at a faster rate than the DIY market relative to the prior year (2004). Our commercial sales program, which is intended to facilitate greater penetration of the DIFM market, is targeted toward professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers with auto repair facilities and other commercial repair outlets located near our stores.

We have made a significant commitment to this portion of our business and upgraded the information systems capabilities available to our commercial sales organization. In addition, we employ one district sales manager for every approximately five stores with a commercial sales center. This district sales manager is responsible for servicing existing and developing new commercial accounts. In addition, at a minimum, each commercial sales center has a dedicated in-store salesperson, driver and delivery vehicle.

We believe we are well positioned to effectively and profitably service commercial customers, who typically require a higher level of customer service and broader product availability. The commercial market has traditionally been serviced primarily by jobbers. However, automotive specialty retailing chains, such as CSK, have continued to increase their share of the commercial market. We believe we have significant competitive advantages in servicing the commercial market because of our robust information systems developed specifically for our DIFM business, as well as our experienced sales associates, conveniently located stores, attractive pricing and ability to consistently deliver a broad product offering with an emphasis on national brand names.

As of January 29, 2006, we operated commercial service centers in 630 of our stores. Our sales to commercial accounts (including sales by stores without commercial service centers) were $296.2 million and $270.8 million (restated) in fiscal 2005 and fiscal 2004, respectively. On a comparable store basis, our commercial sales increased 9.4% in fiscal 2005 over fiscal 2004. We believe there is opportunity for further commercial sales growth in all of our markets, including the Murray’s store markets.

Advertising

We support our marketing and merchandising strategy primarily through print advertising, in-store promotional displays, targeted direct mail programs and radio, television and outdoor advertising. The print advertising consists of color circulars and newspaper advertisements that are produced by our in-house advertising department. We also advertise on radio, television and billboards primarily to reinforce our image and name recognition. Television advertising is primarily targeted to sports programming and radio advertising is primarily aired during commuting hours. Advertising efforts include Spanish language television and radio as well as bilingual print advertising and store signage. In-store signs and displays are used to promote products, identify departments, and to announce store specials. We also sponsor Major League Baseball in major markets throughout our trade area and two National Hot Rod Association (NHRA) Powerade Championship Series® Funny Cars and have been designated the Official Auto Parts Store of the NHRA. Our web sites include the following:

•	http://www.cskauto.com;

•	http://www.checkerauto.com;

•	http://www.schucks.com;

•	http://www.kragen.com; and

•	http://www.murraysdiscount.com.

Associates

As of January 29, 2006, we employed approximately 9,521 full-time associates and approximately 5,241 part-time associates. Approximately 85% of our personnel are employed in store level operations, 7% in distribution and 8% in our corporate headquarters.

For at least the past 10 years, we have not experienced any significant labor disruption and we believe that our labor relations are good. Except for a limited number of our stores in the Northern California market, whose associates have been represented by a union for many years, none of our personnel are represented by a labor union.

Competition

We compete in both the DIY and DIFM markets of the automotive aftermarket industry, which is highly fragmented and generally very competitive. We compete primarily with national and regional retail automotive parts chains (such as AutoZone, Inc. and The Pep Boys — Manny, Moe and Jack, Inc.), wholesalers or jobber stores

(some of which are associated with national automotive parts distributors or associations, such as NAPA), automobile dealers and discount stores and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). As the largest specialty retailer of automotive parts and accessories in the Western United States based on store count, we believe we have certain competitive advantages over smaller retail chains and independent operators. These advantages include: (1) our brand name recognition as a trusted source of automotive parts and accessories, (2) our ability to make available a broad selection of products on a timely basis, (3) marketing and distribution efficiencies achieved from economies of scale, and (4) our advanced store level information and distribution systems, which are the result of our significant investments in sophisticated and modern technology. We also believe that we enjoy a competitive advantage over mass merchandisers due to our convenient locations, our focus on automotive parts and accessories and our knowledgeable sales associates.

The principal competitive factors that affect our business are store location, customer service, product selection, availability, quality and price. While we believe that we compete effectively in our various markets, certain competitors are larger in terms of number of stores and sales volume, have greater financial and management resources and have been operating longer than we have in certain geographic areas.

Trade Names, Service Marks and Trademarks

We own the trade name and service mark Checker Auto Parts for use in connection with our automotive parts retailing business. We own the trade names and service marks Schuck’s, Schuck’s Auto Supply, Kragen and Kragen Auto Parts, and have registered Schuck’s and the trade name Kragen Auto Parts with the United States Patent and Trademark Office for use in connection with our automotive parts retailing business. We acquired the trade name Murray’s Discount Auto Stores and the registered service mark Murray’s Auto Parts, among other marks, in connection with our December 2005 acquisition of Murray’s. We own the trade name Pay-N-Save and have registered the service mark Pay N $ave with the United States Patent and Trademark Office for use in connection with our general merchandising retailing business. In addition, we own and have registered numerous trademarks with respect to many of our private label products and advertising and marketing strategies. We believe that our various trade names, service marks and trademarks are important to our merchandising strategies. There are no infringing uses known by us that materially affect the use of such items.

Warehouse and Distribution

Our warehouse and distribution system utilizes bar coding, radio frequency scanners and sophisticated conveyor and put-to-light systems. We operate with metric based incentive programs and engineered labor standards at our Phoenix, Arizona and Dixon, California distribution centers. We operate with metric based incentive programs and historical labor standards in all but one of our remaining distribution centers. These programs have contributed to improved labor productivity. Each store is currently serviced by one of our four main distribution centers, with the regional distribution centers handling bulk materials, such as oil and antifreeze. All of our merchandise is shipped from the vendors to our distribution centers, with the exception of batteries and certain other products, which are shipped directly to stores by the vendor. We are nearly finished with an 80,000 square foot expansion of our Phoenix, Arizona distribution center, which will provide extra capacity for future store growth.

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

At some of our locations acquired in prior years, automobiles are serviced in automotive service facilities that we sublease to third parties. As a result of investigations undertaken in connection with such acquisitions, we are aware that soil or groundwater may be contaminated at some of these properties. In certain of these cases, we obtained indemnities from the former operators of these facilities. Although there can be no assurance, based on current information, we believe that any such contamination will not result in any liabilities that would have a material adverse effect on our financial position, results of operations or cash flows.

As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our oil recycling program. We currently provide a recycling program for batteries in California and for the collection of used lubricants at certain of our stores as a service to our customers pursuant to agreements with third-party vendors. The batteries and used lubricants are collected by our associates, deposited into vendor-supplied containers/pallets and then disposed of by the third-party vendors. In general, our agreements with such vendors contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination that may be caused by the batteries and lubricants to off-site properties (including as a result of waste disposal) and to our properties, when caused by the vendor.

Compliance with environmental laws and regulations has not had a material impact on our operations to date, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows.

Executive Officers

The following table sets forth the name, age and position of each of our current executive officers (as of April 16, 2007). Below the table appears a brief account of each executive officer’s business experience, other than Mr. Jenkins, whose background is described in Item 10 below under the caption “Directors.” Our executive officers also have the same titles at our subsidiary, CSK Auto, Inc.

Certain executive officers who were employed by the Company as of January 29, 2006 are no longer employed by the Company. In March 2006, Louis Mancini, former CEO of Murray’s and the Company’s former Executive Vice President — Midwest Operations since our acquisition of Murray’s in December 2005, tendered his resignation from the Company. Also, as previously announced, Martin Fraser’s and Don Watson’s employment with the Company terminated in September 2006.

Name	Age	Position

Maynard Jenkins	64	Chairman, Chief Executive Officer and Director
Dale Ward	57	Executive Vice President
Larry Buresh	62	Senior Vice President and Chief Information Officer
Larry Ellis	52	Senior Vice President — Logistics
Randi V. Morrison	42	Senior Vice President, General Counsel and Secretary
James B. Riley	55	Senior Vice President and Chief Financial Officer
John Saar	56	Senior Vice President of Commercial Sales

Dale Ward became our Executive Vice President, with oversight responsibility for Store Operations, Commercial Sales, Human Resources and Merchandising & Marketing in October 2006. Prior to this appointment, Mr. Ward served the Company in numerous roles, including Senior Vice President — Merchandising & Marketing since May 2005, Executive Vice President — Commercial Operations from October 2001 to May 2005 and Senior

Vice President — Store Operations from March 1997 to October 2001. Prior to that, Mr. Ward served as Executive Vice President and Chief Operating Officer of Orchard Supply Hardware since April 1996. Mr. Ward served as President and Chief Executive Officer of F&M Super Drug Stores, Inc., a drugstore chain, from 1994 to 1995. He also served as President and Chief Executive Officer of Ben Franklin Stores, Inc., a variety and craft store chain, from 1988 to 1993 and as Chairman of Ben Franklin Crafts Inc., a craft store chain, from 1991 to 1993.

Larry Buresh became our Senior Vice President and Chief Information Officer in November 1998. Prior to that, Mr. Buresh was Vice President and Chief Information Officer of Chief Auto Parts, Inc. from 1995 to November 1998. From 1994 to 1995, Mr. Buresh was Senior Director of Central Information Services for Sears, Roebuck & Co. From 1986 to 1994, Mr. Buresh was Vice President and Chief Information Officer of Frank’s Nursery & Crafts, Inc. Prior to that, Mr. Buresh was Vice President of Management Information Services for Ben Franklin Stores Company. Mr. Buresh is also a director of Mobile Productivity Incorporated and Association for Retail Technology Standards.

Larry Ellis became our Senior Vice President — Logistics in April 2002. Prior to that, Mr. Ellis served as Vice President — Distribution, Transportation, Priority Parts and Replenishment. Mr. Ellis’ career in Logistics began over thirty years ago with Fleenor’s, Inc., which, through a series of transactions, was subsequently acquired by Northern Automotive Corporation (a predecessor to CSK Auto, Inc.) in 1988. During his career, Mr. Ellis has served in several middle and senior management positions.

Randi V. Morrison became our Senior Vice President, General Counsel & Secretary in October 2006. Ms. Morrison was formerly Vice President, General Counsel & Secretary since August 2005. Prior to that Ms. Morrison was Vice President, Assistant General Counsel & Secretary from February 2004 to August 2005, Assistant General Counsel & Assistant Secretary from April 2001 to February 2004 and Senior Counsel from March 2000 to April 2001. Ms. Morrison joined CSK Auto as Legal Counsel in March 1997.

James B. Riley became our Senior Vice President and Chief Financial Officer in October 2005. Mr. Riley has over 20 years experience serving in a variety of financial executive and management positions. Prior to joining CSK Auto, Mr. Riley served as a senior consultant to Xperianz, a consulting firm working with systems selection and implementation from 2004 to 2005. Prior to that, he served as Senior Vice President and Chief Financial Officer of Chiquita Brands International from 2001 to 2004.

John Saar became our Senior Vice President — Commercial Sales in October 2006. Prior to that, Mr. Saar served as a Divisional Vice President since 2001. Mr. Saar has more than 33 years of tenure with the Company and has served in various management and senior management roles with responsibility for real estate, store operations and other functions.

The term of office of each officer is until election and qualification of a successor or otherwise at the pleasure of the Board of Directors. There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer. None of the above-listed officers has any family relationship with any director or other executive officer.

Item 1A.	Risk Factors

Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and you should take such risks into account in evaluating us or any investment decision involving the Company. This section does not describe all risks that may be applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors.

Risks Related to Our Internal Controls

We have identified numerous material weaknesses in our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by SOX 404, management has conducted an assessment of our internal control over financial reporting, identified numerous material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of January 29, 2006. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform extensive and costly additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the numerous material weaknesses identified, including the number of continuing manual journal entries, the lack of integrated financial systems, and the significant turnover of Finance organization personnel, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. In addition, it is reasonably possible that other material weaknesses may be identified. All of these factors continue to increase the time and cost involved in preparing our financial statements and to undermine the credibility of such statements.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

We are in the process of developing and implementing a full work plan for remedying all of the identified material weaknesses, and this work will continue during fiscal 2007. There can be no assurance as to when the remediation plan will be fully developed and when it will be implemented. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur the expenses associated with the manual procedures and resources required to prepare our consolidated financial statements. There will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC, that a default under our Debt Agreements could occur as a result of further delays and that our future financial statements could contain errors that will be undetected.

The continuing existence of numerous material weaknesses in our internal control over financial reporting and the frequency of our restatements of our financial statements may make it more difficult and expensive to refinance our capital structure.

In 2006, we refinanced $350 million of our fixed rate notes and convertible securities with a floating rate Term Loan Facility that bears interest at a higher rate than the securities it replaced and exposes us to further increases in interest rates due to its floating rate nature. Should we desire to refinance our Term Loan Facility or to otherwise issue securities, the continued existence of our material weaknesses and the fact that we have restated our financial statements in each of the last two years may make it more difficult for us to do so and may increase the cost of doing so. Both the continued increased exposure to floating rate interest rates and the increased costs associated with any refinancing of the Term Credit Facility could have negative impacts on our results of operations and financial condition.

Risks Related to Our Restatement of Financial Statements and Accounting Investigation

Pending and future governmental inquiries may adversely affect us, the trading prices of our securities and our ability to access the capital markets.

As discussed above, during the course of our Audit Committee-led investigation and following its substantial completion, representatives of the Audit Committee and its advisors met with representatives of the SEC to keep them advised as to the course of the investigation and its findings. The Company continues to share information with the SEC and believes it is cooperating fully with the agency in its formal investigation. In addition, certain of our former and current executive officers, directors and other employees are or may be subject to investigation by the SEC in connection with these matters. Adverse developments in connection with these proceedings, including any expansion of their scope or a referral to and investigation by other governmental agencies, could negatively impact us and divert our resources and the focus of our management team from our ordinary business operations. In addition, we may incur significant expenses associated with responding to these investigations (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be subject to such investigation(s)), and we may be required to pay criminal or civil fines, consent to injunctions on future conduct or suffer other penalties, any of which could have a material adverse effect on us. It is also possible that the existence, findings and outcome of these inquiries may have a negative impact on lawsuits that are pending or may be filed against us, the trading prices of our securities and our ability to access the capital markets. See Item 3, “Legal Proceedings” for a more detailed description of these proceedings.

We have been named as a defendant in a class action and other lawsuits that may adversely affect our financial condition, results of operations and cash flows.

We and certain of our former and current executive officers and directors are defendants in a consolidated securities class action and a derivative lawsuit. Our management’s attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions). In addition, as a result of these lawsuits, we may be required to pay judgments or settlements that could have a material adverse effect on our results of operations, financial condition, liquidity and our ability to meet our debt obligations. See Item 3, “Legal Proceedings” for a more detailed description of these proceedings.

Continuing negative publicity may adversely affect our business.

As a result of the accounting investigation, restatement of our financial statements and related matters as discussed herein, we have been the subject of negative publicity. This negative publicity may have an effect on the terms under which some customers, lenders, landlords and suppliers are willing to continue to do business with us and could affect our financial performance and financial condition. We also believe that certain of our employees perceive themselves to be operating under stressful conditions, which may cause them to terminate their employment or, if they remain, result in reduced morale that could adversely affect our business. Continuing negative publicity also could have a material adverse effect on our business.

Potential indemnification obligations and limitations of our director and officer liability insurance could adversely affect us.

As discussed above and in Item 3, “Legal Proceedings,” several of our current and former directors, officers and employees are or may become the subject of criminal, administrative and civil investigations and lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters. Some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies. If the Company incurs significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to our Industry and Business

Our industry is highly competitive and we may not have the resources to compete effectively.

The retail sale of automotive parts and accessories is highly competitive. Some of our competitors have more financial resources, are more geographically diverse, or have better name recognition than we do, which might place us at a competitive disadvantage. Because we seek to offer competitive prices, if our competitors reduce their prices, we may reduce our prices to maintain a competitive position, which could cause a material decline in our revenues and earnings and hinder our ability to service our debt.

We compete primarily with the following types of businesses:

•	national and regional retail automotive parts chains;

•	wholesalers or jobber stores (some of which are associated with national parts distributors or associations);

•	automobile dealers; and

•	mass merchandisers and discounters that carry automotive replacement parts, maintenance items and accessories.

We may not be able to grow our number of stores in a profitable manner or achieve the synergies anticipated when acquisitions are made.

Our store growth is based, in part, on expanding selected stores, relocating existing stores, adding new stores primarily in markets we currently serve, and, from time to time, acquiring stores in our existing and new markets from other automotive parts and accessories retailers.

Our successful future organic growth and growth through acquisitions are dependent upon a number of factors, including our ability to:

•	locate and obtain acceptable store sites;

•	negotiate favorable lease terms;

•	complete the construction of new and relocated stores in a timely manner;

•	hire, train and retain competent managers and associates;

•	integrate new and acquired stores into our systems and operations; and

•	achieve the anticipated synergies and operating results that are often built into the purchase price when existing stores or chains are acquired.

Acquisitions involve a variety of risks. Failure to successfully integrate a large number of acquired stores into our existing business or failure to achieve anticipated synergies and operating results from such acquisitions could adversely affect our financial condition and results of operations, particularly during the periods closely following the acquisition of such stores.

We cannot assure you that we will be able to continue to open new stores as we have in the past or that our opening of new stores in markets we already serve will not adversely affect existing store profitability, nor can we assure you that we will be able to manage our growth effectively.

A decrease in vehicle miles driven, higher gasoline prices and mild summer or winter temperatures may negatively affect our revenues.

The need to purchase or replace auto parts is affected by the number of vehicle miles driven. A substantial decrease in the number of vehicle miles driven could have a negative impact on our revenues. Factors that may cause the number of vehicle miles to decrease include:

•	weather conditions;

•	increases in gasoline prices;

•	changes in the economy; and

•	changes in travel patterns.

Increases in gasoline prices, as we experienced in fiscal 2005, may also adversely affect our revenues because our customers may defer purchases of certain items as they use a higher percentage of their income to pay for gasoline. While we generally experience increased sales when temperatures are extreme, mild summer or winter temperatures may adversely affect our revenues. These factors could result in a decline in the customer traffic at our stores, which could adversely affect our business, financial condition, results of operations and cash flows.

A decrease in the demand for products we offer for sale could adversely affect our financial condition and results of operations.

Overall demand for products we sell depends on many factors and may decline for a number of reasons, including:

•	Improving or declining economic conditions — During periods of good economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own cars or consumers may opt to purchase new vehicles rather than service the vehicles they currently own. During periods of declining economic conditions, both DIY and DIFM customers may defer vehicle maintenance or repair.

•	Declining vehicle ages and numbers and improving parts quality — A decline in the average age of vehicles, in the number of cars on the road or the continued increase in the quality of auto parts could result in a reduction in the demand for our product offerings.

If any of these factors cause overall demand for the products we sell to decline, our business, financial condition, results of operations and cash flows could be adversely affected.

A decrease in the ability and willingness of our suppliers to supply products to us on favorable terms may have a negative impact on our business.

Our business depends on developing and maintaining productive relationships with our vendors and upon their ability and willingness to sell products to us on favorable price and other terms. Many factors outside our control may harm these relationships and the ability or willingness of these vendors to sell these products on such terms. For example, financial difficulties that some of our vendors may face may increase the cost of the products we purchase from them. In addition, our failure to pay promptly or order sufficient quantities of inventory from our vendors may increase the cost of products we purchase from them or may lead to their refusal to sell products to us at all. The trend towards consolidation among automotive parts suppliers may disrupt our relationship with some vendors. Any disruption in our vendor relationships or in our vendor operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We receive various payments, allowances, and discounts from our vendors based on, among other things, the volume of our purchases or the services that we provide to them. These vendor discounts and allowances reduce our costs of sales. Monies received from the vendors include rebates, allowances, and promotional funds. Typically, these funds are dependent on purchase volumes and advertising plans. The amounts to be received are subject to changes in market conditions, vendor marketing strategies, and changes in the profitability or sell-through of the related merchandise. Any material change in, or failure to obtain vendor allowances and discounts, such as might result from our failure to sell a sufficient quantity of the vendor’s products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are concentrated in the Western United States, and therefore our business is subject to fluctuations when adverse conditions occur in that region.

The overwhelming majority of our stores are located in the Western United States. As a result of this geographic concentration, we are subject to regional risks such as the economy, weather conditions, power outages, cost of electricity, earthquakes and other natural disasters. In recent years, certain areas in which we operate have experienced economic recessions and extreme weather conditions. Although temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, unusually severe weather can reduce sales by causing deferral of elective maintenance. Because our business is seasonal, inclement weather occurring during traditionally peak selling months may harm our business. Several of our competitors operate stores across the United States and, therefore, may not be as sensitive to such regional risks.

War or acts of terrorism or the threat of either may have a negative impact on our financial condition, results of operations and cash flows.

War or acts of terrorism or the threat of either may have a negative impact on our results of operations by making it more difficult to obtain merchandise available for sale in our stores. In fiscal 2005, we imported approximately 9% of our merchandise directly from other countries, primarily China. If imported goods become difficult or impossible to bring into the United States and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected. In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores. War or acts of terrorism or the threat of either may negatively affect the economy and may also cause the number of vehicle miles to decrease, the price of gasoline to increase and elective maintenance to be deferred.

Because we are involved in litigation from time to time, and are subject to numerous governmental laws and regulations, we could incur substantial judgments, fines, legal fees and other costs.

We currently and from time to time face complaints or litigation incidental to the conduct of our business, including asbestos and similar product liability claims, slips and falls, and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. In some cases, the damages claimed against us are substantial. We accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. Although we maintain liability insurance for some litigation claims, if one or more of the claims greatly exceed our coverage limits or our insurance policies do not cover a claim, it could have a material adverse effect on our business and operating results. We are also currently subject to securities class action and derivative lawsuits that are not incidental to our business and are described in greater detail below. See Item 3, “Legal Proceedings” in this Annual Report.

In addition, we are subject to numerous federal, state, and local governmental laws and regulations relating to, among other things, taxation, employment, environmental protection, and building and zoning requirements. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions.

We are subject to environmental laws and the cost of compliance with these laws could negatively impact our financial condition, results of operations and cash flows.

We are subject to various federal, state, and local laws and governmental regulations relating to the operation of our business, including those governing the handling, storage, and disposal of hazardous substances, the recycling of batteries and used lubricants, and the ownership and operation of real property. As a result of investigations undertaken in connection with certain of our store acquisitions, we are aware that soil or groundwater may be contaminated at some of our properties. There can be no assurance that any such contamination will not have a material adverse effect on us. In addition, as part of our operations, we handle hazardous materials and our customers may also bring hazardous materials onto our properties in connection with, for example, our oil recycling program. There can be no assurance that compliance with environmental laws and regulations will not have a material adverse effect on us in the future. See “Environmental Matters” in Item 1, “Business” in this Annual Report.

Risks Related to Our Financial Condition

We are highly leveraged, and in fiscal 2006 we had higher annual interest costs than we had in fiscal 2005. As of February 4, 2007, we had an aggregate of approximately $501.1 million of outstanding indebtedness for borrowed money under our Senior Credit Facility, our Term Loan Facility and the indenture under which our $100.0 million 6 3/4% senior exchangeable notes due 2025 (formerly the 4 5/8% Notes) (the “6 3/4% Notes”) were issued, (collectively the “Debt Agreements”). Our substantial debt could adversely affect our business, financial condition and results of operations in many ways, including those set forth below.

Our failure to file our SEC reports by the deadlines contained in our borrowing agreements could have a material adverse effect on our financial condition and our ability to meet our debt obligations.

In June 2006, in connection with our inability to timely file our periodic reports with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements, we entered into a waiver with respect to our Senior Credit Facility, a supplemental indenture to the indenture under which our 6 3/4% Notes were issued and a new Term Loan Facility, all of which contain deadlines by which we must file our currently delinquent fiscal 2005 and fiscal 2006 SEC periodic reports. The earliest of these deadlines is the one in the Senior Credit Facility, which requires such filings to be made by June 13, 2007. If we were to fail to meet this deadline, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.

Our substantial debt and increased interest payment obligations could adversely affect our financial health, undermine our ability to grow and operate profitably and prevent us from fulfilling our obligations under the Debt Agreements.

The degree to which we are leveraged and the increased interest rates at which we had to refinance most of our indebtedness in 2006 could subject us to the following risks:

•	it may be more difficult meeting our payment and other obligations;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired in the future;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes;

•	the majority of our indebtedness, including our Senior Credit Facility and Term Loan Facility, carries variable rates of interest, and our interest expense could increase if interest rates in general increase;

•	we are substantially more leveraged than some of our competitors, which might place us at a competitive disadvantage to those competitors who have lower debt service obligations and significantly greater operating and financial flexibility than we do;

•	we may not be able to adjust rapidly to changing market conditions;

•	we may be more vulnerable in the event of a downturn in general economic conditions or in our business; and

•	our failure to comply with the financial and other restrictive covenants governing our other debt agreements, which, among other things, require us to maintain certain financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or our prospects.

Any of the above-listed factors could have an adverse effect on our business, financial condition, results of operations, and the price of our common stock.

Our Debt Agreements restrict or prohibit our ability to engage in or enter into some operating and financing arrangements, which may limit our ability to operate our business.

The operating and financial restrictions and covenants in certain of our Debt Agreements impose significant operating and financial restrictions on us and require us to meet certain financial tests. These restrictions may also have a negative impact on our business, results of operations and financial condition by significantly limiting or prohibiting us from engaging in certain transactions, including:

•	incurring or guaranteeing additional indebtedness;

•	making investments;

•	creating liens on our assets;

•	transferring or selling assets currently held by us;

•	paying dividends;

•	engaging in mergers, consolidations, or acquisitions; or

•	engaging in other business activities.

These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.

In addition, a breach of the covenants, ratios, or restrictions contained in our Debt Agreements could result in an event of default thereunder. Upon the occurrence of such an event of default, the lenders under all of our Debt Agreements, or, in the case of the 6 3/4% Notes, the holders of such notes, could elect to declare all amounts outstanding under the agreements, together with accrued interest, to be immediately due and payable. If our lenders accelerate the payment of any of our indebtedness, we cannot assure you that our assets securing such debt would be sufficient to repay in full that indebtedness and our other indebtedness.

The market price for our common stock may be volatile.

In past periods, there has been volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including but not limited to the following:

•	actual or anticipated fluctuations in our operating results;

•	actual or anticipated changes in our growth rates or our competitors’ growth rates;

•	changes in stock market analyst recommendations regarding our common stock, the common stock of companies that investors deems comparable to us or our industry generally;

•	uncertainties created by our inability to timely file our fiscal 2006 and first quarter of fiscal 2007 periodic reports with the SEC, including the possibility our common stock will be delisted from trading on the New York Stock Exchange;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	changes in governmental regulations;

•	geopolitical conditions, such as acts or threats of terrorism or military conflicts; and

•	concentration of the ownership of our common stock and possible speculation as to our future as a stand-alone organization.

General market fluctuations, industry factors and general economic and political conditions or events, economic slowdowns, interest rate changes, credit loss trends or currency fluctuations could also cause the market price of our common stock to decrease regardless of our operating performance. In recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price regardless of our operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information concerning our principal leased facilities as of January 29, 2006:

				Number
				of
			Square	Stores
Facility	Location	Area Served	Footage	Served

Distribution Centers:
Distribution center(1)	Dixon, CA	California, Nevada, Washington, Oregon, Idaho, Alaska, Hawaii	325,500	524

Distribution center(2)	Phoenix, AZ	Arizona, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, South Dakota, Texas, Utah, Wyoming	273,520	545

Office, warehouse and distribution center	Mendota Heights, MN	Michigan, Minnesota, North Dakota, South Dakota, Wisconsin	124,783	92

Office, warehouse and distribution center(3)	Belleville, MI	Illinois, Indiana, Michigan, Ohio	352,009	112

				Number
				of
			Square	Stores
Facility	Location	Area Served	Footage	Served

Warehouse(4)	Phoenix, AZ	Arizona	69,388	4

Corporate Facilities:
Corporate office	Phoenix, AZ	All	117,276	—

Corporate Warehouse and mail center	Phoenix, AZ	Arizona, Colorado, Washington	52,087	—

Regional Distribution Centers:
Regional distribution center(5)	Auburn, WA	Washington, Oregon, Idaho, Alaska	160,087	215

Regional distribution center	Aurora, CO	Colorado, Wyoming, South Dakota	34,800	87

Regional distribution center	Clearfield, UT	Colorado, Utah, Idaho, Wyoming, Montana, Oregon	60,000	75
Regional distribution center	Commerce, CA	California	75,000	208

Returns Centers:
Returns center(6)	Phoenix, AZ	Arizona, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, South Dakota, Texas, Utah, Wyoming	69,796	545

Returns center	West Sacramento, CA	California, Nevada, Washington, Oregon, Idaho, Alaska, Hawaii	65,400	513

(1)	Subject to time period and other restrictions, we have the ability to expand the Dixon distribution center by 161,000 square feet should the need arise.

(2)	We are nearly finished with an 80,000 square foot expansion of our Phoenix, Arizona distribution center. We expect this expansion to be completed during Spring 2007.

(3)	The distribution center in Belleville is approximately 285,000 square feet and currently services 112 stores. This distribution facility has the capacity to service approximately 400 stores.

(4)	The lease on this warehouse was terminated in November 2006.

(5)	The lease on this regional distribution center expires in December 2007. This facility will relocate in January 2008 to a new 81,761 square foot facility also located in Auburn, WA.

(6)	Expanded to current square footage in September 2005 from 20,400 square feet.

As of January 29, 2006, all but one of our operating stores was leased, and two were franchised. The expiration dates (including renewal options) of the store leases are summarized as follows:

Number of
Years	Stores

2006 - 2007	30
2008 - 2009	68
2010 - 2011	43
2012 - 2020	457
2021 - 2030	583
2031 - thereafter	95

1,276

Additional information regarding our facilities appears in Item 1, “Business,” under the captions “Store Operations,” “Store Formats,” and “Warehouse and Distribution.”

Item 3.	Legal Proceedings

Securities Class Action Litigation

On June 9 and 20, 2006, two shareholder class actions alleging violations of the federal securities laws were filed in the United States District Court for the District of Arizona against the Company and certain current and former officers, one of whom is also a director. The cases are entitled Communications Workers of America Plan for Employees Pensions and Death Benefits v. CSK Auto Corporation, et al., No. Civ. 06-1503 PHX DGC (“Communications Workers”) and Wilfred Fortier v. CSK Auto Corporation, et al., No. Civ. 06-1580 PHX DGC. The cases were consolidated on September 18, 2006, with the Communications Workers case as the lead case. The consolidated actions have been brought on behalf of a putative class of purchasers of the Company’s stock between March 20, 2003 and April 13, 2006, inclusive. The consolidated complaint, filed on November 30, 2006, alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 10b-5, promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Company and the individual defendants filed motions to dismiss, arguing that the plaintiffs failed to adequately plead violations of the federal securities laws. On March 28, 2007, the court issued an order granting the motion to dismiss, with leave to amend. Plaintiffs filed an amended consolidated complaint on April 26, 2007, alleging violations of the same federal securities laws and adding additional factual allegations. The amended consolidated complaint names as defendants the Company and three individuals: Maynard Jenkins (Chairman of the Board and Chief Executive Officer), Martin Fraser (former President and Chief Operating Officer) and Don Watson (former Chief Financial Officer and former Chief Administrative Officer). The amended consolidated complaint alleges that defendants issued false statements before and during the class period about the Company’s income, earnings and internal controls, allegedly causing the Company’s stock to trade at artificially inflated prices during the class period. The complaint seeks recovery of damages in an unspecified amount. This litigation is in its early stages, and we cannot predict its outcome; however, it is reasonably possible that the outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Shareholder Derivative Litigation

On July 31, 2006, a shareholder derivative suit was filed in the United States District Court for the District of Arizona against certain of the Company’s current and former officers and all current and certain former directors. The Company is a nominal defendant. On March 2, 2007, plaintiff filed an amended derivative complaint. The amended derivative complaint alleges claims under Section 304 of SOX and for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The amended derivative complaint seeks, purportedly on behalf of the Company, damages, restitution, and equitable and injunctive relief. On April 2, 2007, the Company filed a motion to dismiss the amended derivative complaint or, in the alternative, to stay the litigation that is pending before the court. The motion to dismiss argues that plaintiff has failed to plead facts establishing that plaintiff was excused from making a demand on the Company’s board of directors to pursue these claims. The individual defendants joined in the motion to dismiss, or, in the alternative, to stay. This litigation is also in its early stages, and we cannot predict its outcome.

SEC Investigation

The SEC is conducting an ongoing investigation related to the financial disclosures of the Company during prior reporting periods. On November 27, 2006, the SEC served a subpoena on the Company seeking the production of documents from the period January 1, 1997 to the time of the subpoena related to certain aspects of the Company’s financial disclosures, including internal controls and accounting for inventories and vendor allowances. The Company is producing documents in response to the subpoena on a rolling basis. On December 5, 2006, the SEC also served subpoenas on certain of the Company’s current and former officers: Maynard Jenkins, Martin Fraser and Don Watson. The Company’s Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation into certain accounting matters. At this time, we cannot predict when the SEC investigation will be completed nor what its outcome will be.

Other Litigation

During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned battery cores to our stores. The Board believed that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. On February 6, 2006, we received notification from the Board that their position had changed and they were no longer seeking payment of any of the original assessment.

In a separate matter, on October 13, 2006, the Board issued its Notice of Determination for the period January 1, 2001 through January 4, 2004 seeking from us $666,386, including tax, interest and penalties. Less than half of that amount related to sales tax on returned cores. During this period, we had changed our business practices to not refund to customers the sales tax associated with battery cores returned by them to our stores, which is the position advocated by the Board. The Company paid and expensed approximately $375,000 in fiscal 2006 with respect to other items of the assessment and filed a Petition for Redetermination with respect to the sales tax associated with battery cores. Based on the Board’s determination relative to the previous assessment described above, the Company does not believe it has liability for the portion of the assessment relating to the sales tax associated with returned battery cores.

We were served on October 26, 2004 with a lawsuit that was filed in the Superior Court in San Diego, California. The case was brought by a former sales associate in California who resigned in January 2003, and purports to be a class action on behalf of all current and former California hourly store employees claiming that plaintiff and those similarly situated were not paid for: (i) all time worked (i.e. “off the clock” work), (ii) the minimum reporting time pay when they reported to work a second time in a day, (iii) all overtime due, (iv) all wages due at termination, and (v) amounts due for late or missed meal periods or rest breaks. Plaintiff also alleges that we violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuit (i) claims these alleged practices are unfair business practices, (ii) requests back pay, restitution, penalties for violations of various Labor Code sections and for failure to pay all wages due on termination, and interest for the last four years, plus attorney fees, and (iii) requests that the Company be enjoined from committing further unfair business practices. The Company believed it had meritorious defenses to all of these claims and defended the claims vigorously. In the second quarter of fiscal 2006, the court refused the plaintiff’s request to certify the class. We subsequently settled the plaintiff’s individual claim for a nominal amount and the suit was dismissed.

We currently and from time to time are involved in other litigation incidental to the conduct of our business, including but not limited to asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. We do not currently believe that any of these other legal claims incidental to the conduct of our business, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a special meeting of stockholders on December 2, 2005. The following are the results of the matter voted upon at the meeting:

Stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 58,000,000 shares to 90,000,000 shares, which Certificate of Amendment was approved by our Board of Directors on October 18, 2005. The stockholders voted as follows:

For:  27,875,359     Against:  4,742,362     Abstain:  4,558     Broker non-vote:  0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends

Our common stock has been listed on the New York Stock Exchange under the symbol CAO since March 12, 1998. As of April 16, 2007, there were 43,950,751 shares of our common stock outstanding and there were approximately 50 record holders of our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange.

	Price Range of
	Common Stock
	High	Low

Fiscal 2006:
First Quarter	$16.84	$12.23
Second Quarter	13.29	10.71
Third Quarter	15.90	10.62
Fourth Quarter	17.27	15.17
Fiscal 2005:
First Quarter	$17.65	$15.26
Second Quarter	18.85	15.31
Third Quarter	19.20	13.96
Fourth Quarter	15.95	14.11
Fiscal 2004:
First Quarter	$20.10	$16.10
Second Quarter	19.00	13.51
Third Quarter	15.00	11.42
Fourth Quarter	16.90	14.58

We have not paid any dividends on our common stock during the fiscal years shown above. We currently do not intend to pay any dividends on our common stock.

CSK Auto Corporation is a holding company with no business operations of its own. It therefore depends upon payments, dividends and distributions from Auto, its wholly owned subsidiary, for funds to pay dividends to our stockholders. Auto currently intends to retain its earnings to fund its working capital, debt repayment and capital expenditure needs and for other general corporate purposes. Auto has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. The Senior Credit Facility, Term Loan Facility and the indenture under which the 6 3/4% Notes were issued contain restrictions on Auto’s ability to pay dividends or make payments or other distributions to us. See Note 8 — Long-Term Debt to the consolidated financial statements included in Item 8 of this Annual Report.

In June 2004, our Board of Directors approved a share repurchase program authorizing us to acquire up to $25.0 million of our common stock (the “2004 Program”). The 2004 Program expired in December 2005. We did not purchase any shares of our common stock under the 2004 Program during the fourth quarter of fiscal 2005.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated statement of operations, balance sheet and operating data. The selected statement of operations and balance sheet data are derived from our consolidated financial statements and years prior to fiscal 2005 have been restated to reflect adjustments discussed in footnote 2 to the table below. You should read the data presented below together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

	Fiscal Year(1)
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts and selected store data)
		(Restated) (2)

Statement of Operations Data
Net sales	$1,651,285	$1,604,991	$1,606,731	$1,532,176	$1,463,995
Cost of sales(3)(4)	864,674	839,564	904,090	890,339	877,549

Gross profit	786,611	765,427	702,641	641,837	586,446
Operating and administrative(4)	653,471	629,309	624,557	591,090	584,139
Store closing costs(5)	2,903	2,229	12,522	5,026	22,392
Legal settlement	—	—	—	—	2,000
Goodwill amortization(6)	—	—	—	—	4,807

Operating profit (loss)	130,237	133,889	65,562	45,721	(26,892)
Interest expense	33,599	33,851	52,754	63,666	62,871
Loss on debt retirement(7)	1,600	1,026	49,494	6,008	5,101

Income (loss) before income taxes	95,038	99,012	(36,686)	(23,953)	(94,864)
Income tax expense (benefit)	37,248	39,450	(14,738)	(10,460)	(36,704)

Net income (loss)	$57,790	$59,562	$(21,948)	$(13,493)	$(58,160)

Basic earnings (loss) per share	$1.30	$1.30	$(0.48)	$(0.33)	$(2.05)

Diluted earnings (loss) per share	$1.29	$1.29	$(0.48)	$(0.33)	$(2.05)

Shares used in computing basic per share amounts	44,465	45,713	45,658	40,635	28,391

Shares used in computing diluted per share amounts	44,812	46,002	45,658	40,752	28,391

Other Data
Commercial sales(8)	$296,159	$270,812	$271,397	$272,208	$268,577

Selected Store Data
Number of stores (end of period)	1,277	1,134	1,114	1,109	1,130
Percentage increase (decrease) in comparable store net sales(9)	—%	−1%	6%	7%	1%
Balance Sheet Data (end of period)
Cash and cash equivalents	$17,964	$56,229	$36,982	$15,273	$16,084
Total assets	1,140,034	957,151	969,588	941,691	950,640
Total debt (including current maturities)	577,594	508,877	534,654	536,332	678,816
Stockholders’ equity (deficit)	156,157	120,139	81,497	84,759	(27,864)

Notes to Selected Financial Data

(1)	Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks.

(2)	As set forth below, we have restated our previously reported annual financial statements to correct certain errors and irregularities in our accounting for net sales, inventory and cost of sales, vendor allowances and other items as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 — Restatement of Consolidated Financial Statements to our consolidated financial statements included in Item 8 in this Annual Report.

	Fiscal Year
	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statement of Operations Data
Net sales, as previously reported	$1,577,460	$1,578,056	$1,506,646	$1,438,585
Adjustment to net sales for core returns	32,894	32,829	31,348	29,935
Reclassification to net sales for rebates	(5,368)	(4,567)	(5,200)	(4,650)
Adjustment to net sales for sales returns	5	413	(618)	125

Net sales, as restated	$1,604,991	$1,606,731	$1,532,176	$1,463,995

Cost of sales, as previously reported	$843,600	$860,952	$835,298	$813,448
Change in inventory and cost of sales	14,689	25,296	33,426	57,887
Change in vendor allowance recognition	(18,725)	17,842	21,615	6,214

Cost of sales, as restated	$839,564	$904,090	$890,339	$877,549

Gross profit, as previously reported	$733,860	$717,104	$671,348	$625,137
Change in net sales, inventory and cost of sales	12,842	3,379	(7,896)	(32,477)
Change in vendor allowance recognition	18,725	(17,842)	(21,615)	(6,214)

Gross profit, as restated	$765,427	$702,641	$641,837	$586,446

Operating profit, as previously reported	$96,128	$84,503	$71,624	$13,351
Change in net sales, inventory and cost of sales	12,610	2,756	(8,124)	(33,105)
Change in vendor allowance recognition	18,725	(17,842)	(21,615)	(6,214)
Other adjustments	6,426	(3,855)	3,836	(924)

Operating profit (loss), as restated	$133,889	$65,562	$45,721	$(26,892)

Interest expense, as previously reported	$33,460	$52,418	$63,544	$62,812
Other adjustments	391	336	122	59

Interest expense, as restated	$33,851	$52,754	$63,666	$62,871

Net income (loss), as previously reported	$36,881	$(9,555)	$2,396	$(33,189)
Change in net sales, inventory and cost of sales, net of tax	7,386	1,772	$(4,960)	(20,512)
Change in vendor allowance recognition, net of tax	10,968	(11,471)	$(13,197)	(3,850)
Other adjustments, net of tax	4,327	(2,694)	2,268	(609)

Net income (loss), as restated	$59,562	$(21,948)	$(13,493)	$(58,160)

Earnings (loss) per share:
Basic, as previously reported	$0.81	$(0.21)	$0.06	$(1.17)
Change in net sales, inventory and cost of sales, net of tax	0.16	0.04	(0.12)	(0.72)
Change in vendor allowance recognition, net of tax	0.24	(0.25)	(0.33)	(0.14)
Other adjustments, net of tax	0.09	(0.06)	0.06	(0.02)

Basic, as restated	$1.30	$(0.48)	$(0.33)	$(2.05)

	Fiscal Year
	2004	2003	2002	2001
	(In thousands, except per share amounts)

Diluted, as previously reported	$0.80	$(0.21)	$0.06	$(1.17)
Change in net sales, inventory and cost of sales, net of tax	0.16	0.04	(0.12)	(0.72)
Change in vendor allowance recognition, net of tax	0.24	(0.25)	(0.33)	(0.14)
Other adjustments, net of tax	0.09	(0.06)	0.06	(0.02)
Diluted, as restated	$1.29	$(0.48)	$(0.33)	$(2.05)

Balance Sheet Data
Total cash and cash equivalents, as previously reported	$56,548	$37,221	$15,519	$16,084
Other adjustments	(319)	(239)	(246)	—

Total cash and cash equivalents, as restated	$56,229	$36,982	$15,273	$16,084

Total assets, as previously reported	$1,042,118	$1,047,992	$1,015,503	$1,012,303
Change in inventory and cost of sales	(99,587)	(100,301)	(104,037)	(96,952)
Change in vendor allowance recognition	(36,374)	(52,004)	(34,342)	(15,497)
Other adjustments	50,994	73,901	64,567	50,786

Total assets, as restated	$957,151	$969,588	$941,691	$950,640

Total debt, as previously reported	$497,313	$526,726	$530,453	$676,414
Other adjustments	11,564	7,928	5,879	2,402

Total debt, as restated	$508,877	$534,654	$536,332	$678,816

Total stockholders’ equity, as previously reported	$214,284	$198,411	$189,387	$60,907
Change in inventory	(106,332)	(118,940)	(121,696)	(113,572)
Change in vendor allowance recognition	(38,860)	(57,586)	(39,744)	(18,129)
Other adjustments	(7,548)	(13,672)	(9,588)	(13,528)
Income tax benefit	58,595	73,284	66,400	56,458

Total stockholders’ equity (deficit), as restated	$120,139	$81,497	$84,759	$(27,864)

(3)	In July 2001, we implemented a Profitability Enhancement Program (“PEP”) to reduce costs, improve operating efficiencies and close under-performing stores. In fiscal 2001, we incurred $23.1 million of charges to cost of sales to review and dispose of excess inventories identified during our PEP.

(4)	In March 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on certain matters discussed in EITF No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 states that allowances provided by vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, to be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance-based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred. During the first quarter of fiscal 2003, we adopted the provisions of EITF No. 02-16 and implemented a policy of recognizing all cooperative advertising arrangements and other vendor allowances as reductions of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business. For fiscal 2002 and 2001 vendor allowances totaling approximately $19.2 million and $20.0 million, respectively, were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF No. 02-16.

(5)	Amounts relate to costs incurred in connection with the closure of existing stores. During fiscal 2003, we incurred $12.2 million associated with the reversal of the reserve established under EITF 94-3 and the establishment of a new closed store reserve on the basis of our change in exit strategy in accordance with the guidance in SFAS No. 146. See discussion under Store Closures in Item 7, “Management’s Discussion and

Analysis of Financial Condition and Results of Operations.” During fiscal 2001, we incurred $21.5 million of charges related to our PEP.

(6)	Consistent with our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we no longer incur any goodwill amortization for fiscal years subsequent to fiscal 2001.

(7)	The $1.6 million loss on debt retirement resulted from the write-off in the second quarter of 2005 of certain deferred financing fees associated with our former credit facility, which was repaid in full as part of a refinancing completed in August 2005. During fiscal 2004, we recorded a loss on debt retirement of $1.0 million as a result of the redemption of the $15.0 million remaining balance of our 12% senior notes. During fiscal 2003, we recorded a loss on debt retirement of $49.5 million primarily due to the early redemption of 94% of our 12% senior notes. During fiscal 2002, we sold shares of our common stock in an underwritten public offering and used proceeds from the sale of those shares to retire approximately $71.7 million of our 11% senior subordinated notes, resulting in a loss on debt retirement of $6.0 million. During fiscal 2001, we recorded a loss on debt retirement of $5.1 million, which reflected the write-off of unamortized deferred financing costs associated with a previously existing senior credit facility. See discussions in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(8)	Represents sales to commercial accounts, including sales from stores without commercial sales centers. Amounts presented for years prior to fiscal 2005 were restated to reflect the impact of restatement adjustments on commercial sales. Amounts were increased by year as follows: fiscal 2004, $10.0 million; fiscal 2003, $10.6 million; fiscal 2002, $9.4 million; and fiscal 2001, $9.5 million.

(9)	Comparable store net sales data is calculated based on the change in net sales commencing after the time a new store has been open 12 months. Therefore, sales for the first 12 months a new store is open are not included in the comparable store calculation. Relocations are included in comparable store net sales from the date of opening.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Selected Financial Data,” our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Note Concerning Forward Looking Information” and “Risk Factors” elsewhere in this report.

General

CSK Auto Corporation (“CSK”) is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers of such products in the entire country, based, in each case, on store count. Headquartered in Phoenix, Arizona, CSK became a publicly traded company in March 1998, and has continued to grow through a combination of acquisitions and organic growth.

In December 2005, we purchased all of the outstanding stock of Murray’s Inc. and its subsidiary, Murray’s Discount Auto Stores, Inc. (collectively herein, “Murray’s”). As of the acquisition date, Murray’s operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana — states in which the Company previously had no significant market presence. The 110 Murray’s stores, as well as future growth under this brand, will retain the Murray’s name. The Murray’s stores complement our existing operations and expand our presence from 19 to 22 states.

We compete in the U.S. automotive aftermarket industry and sell replacement parts (excluding tires), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. Our customers include people who work on their own vehicles, the Do-it-Yourself (“DIY”) market, and commercial installers who work on other people’s vehicles, the Do-it-For-Me (“DIFM”) market. We believe that the U.S. automotive aftermarket industry is characterized by stable demand and is growing modestly because of increases in, among other things, the age of vehicles in use and the number of miles driven annually per vehicle.

Our fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year that is 53 weeks long. When we refer to a particular fiscal year we mean the following:

•	Fiscal 2005 means the 52 weeks ended January 29, 2006;

•	Fiscal 2004 means the 52 weeks ended January 30, 2005; and

•	Fiscal 2003 means the 52 weeks ended February 1, 2004.

We have the number one market position in 22 of the 32 major markets in which we operate, based on store count. As of January 29, 2006, we operated 1,273 stores in 22 states, with our principal concentration of stores in the Western United States. Our stores are known by four brand names (referred to collectively as “CSK Stores”):

•	Checker Auto Parts, founded in 1969, with 442 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 226 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 493 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 112 stores in the Midwest.

In addition, as of January 29, 2006, we operated four value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area. We opened a fifth store in fiscal 2006. These stores targeted a broader market than our CSK Stores, offering primarily tools, hardware, housewares and other household goods, and seasonal items. As a part of our continuing review of store results, we decided to close three of the five Pay N Save stores during the first quarter of fiscal 2007. The remaining two stores have been converted to clearance centers. We concluded that the sales performance of these stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count. The Pay N Save concept provided us with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK Stores. This function is now being accommodated with a combination (“combo”) store shopping format in existing stores that are larger than our average store size of 7,500 square feet. A combo store includes approximately 2,500 square feet for our most popular value-concept SKUs that we first tested in the Pay N Save stores. We currently have seven combo stores and are planning two more combo stores in existing Murray’s locations in the spring of 2007. We will evaluate the combo stores’ performance before we expand the combo store concept to additional locations.

During fiscal 2005, we opened 32 CSK Stores and four Pay N Save stores, acquired 110 Murray’s stores, relocated eight stores, and closed 11 stores including the eight stores closed upon relocation. We opened or relocated 72 stores in fiscal 2006 (including eight relocated stores) and closed 17 stores (including eight relocated stores) resulting in 55 net new stores.

Significant Events

Below is a summary of significant events that have occurred during fiscal 2005 and through the date of this filing.

Audit Committee Investigation and Restatement of the Consolidated Financial Statements

  Overview

The Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly financial information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report have been restated to correct errors and irregularities of the type identified in the Audit Committee-led investigation (primarily focused in the Company’s accounting for inventory and vendor allowances) and other accounting errors and irregularities identified by the Company in the course of the restatement process, all more fully described in the “Background” section below.

The Audit Committee concluded that the errors and irregularities were primarily the result of actions directed by certain personnel and an ineffective control environment which, among other things, permitted the following to occur:

•	recording of improper accounting entries as directed by certain personnel;

•	inappropriate override of, or interference with, existing policies, procedures and internal controls;

•	withholding information from, and providing of improper explanations and supporting documentation to, the Company’s Audit Committee and Board of Directors, as well as its internal auditors and independent registered public accountants; and

•	discouraging employees from raising accounting related concerns and suppressing accounting related inquiries that were made.

In September 2006, upon the substantial conclusion of the Audit Committee-led investigation, the Company announced the departures of the Company’s President and Chief Operating Officer, Chief Administrative Officer (who, until October 2005, served as the Company’s Senior Vice President and Chief Financial Officer) and several other individuals (including its Controller) within the Company’s Finance organization.

Management, with the assistance of numerous experienced accounting consultants (other than its firm of independent registered public accountants) that the Company had retained near the onset of the investigation to assist the new Chief Financial Officer with the restatement efforts, continued to review the Company’s accounting practices and identified additional errors and irregularities, which have been corrected in this restatement and are included in the discussion under “Management’s Report on Internal Control Over Financial Reporting” presented in Item 9A, “Controls and Procedures,” below.

Background

In the Company’s 2004 Annual Report, management concluded that the Company did not maintain effective internal control over financial reporting as of January 30, 2005 due to the existence of material weaknesses as described in the 2004 Annual Report. The plan for remediation at that time called for, among other things, the Company to enhance staffing and capabilities in its Finance organization. During fiscal 2005, we made several enhancements to our Finance organization including the October 2005 hiring of a new Senior Vice President and Chief Financial Officer. In the fourth quarter of 2005, other new personnel in our Finance organization raised questions regarding the existence of inventory underlying certain general ledger account balances, and an internal audit of vendor allowances raised additional concerns about the processing and collections of vendor allowances. Management’s review of these matters continued into our fiscal 2005 year-end financial closing. In early March 2006, it became apparent that inventories and vendor allowances were potentially misstated and that the effect was potentially material to the Company’s previously issued consolidated financial statements. The Audit Committee, acting through a Special Investigation Committee appointed by the Audit Committee consisting of the Audit Committee Chairman and the Company’s designated Presiding Director, retained independent legal counsel who, in turn, retained a nationally recognized accounting firm, other than the Company’s independent registered public accountants, to assist it in conducting an independent investigation relative to the Company’s historical accounting for its inventories and vendor allowances.

On March 23, 2006, the Audit Committee concluded that, due to accounting errors and irregularities then noted, the Company’s (i) fiscal 2004 consolidated financial statements, as well as its consolidated financial statements for fiscal years 2003, 2002 and 2001, (ii) selected consolidated financial data for each of the five years in the period ended January 30, 2005, (iii) interim financial information for each of its quarters in fiscal 2003 and fiscal 2004 included in its 2004 Annual Report, and (iv) interim financial statements included in its Form 10-Qs for the first three quarterly periods of fiscal 2005, should no longer be relied upon. On March 27, 2006, the Company announced that it would be postponing the release of its fourth quarter and fiscal 2005 financial results pending the outcome of the Audit Committee-led investigation; that it would be restating historical financial statements; and

that the Company’s consolidated financial statements for the prior interim periods and fiscal years indicated above should no longer be relied upon.

The initial and primary focus of the Audit Committee-led investigation was the Company’s accounting for inventory and for vendor allowances associated with its merchandising programs. However, the Audit Committee did not limit the scope of the investigation in any respect, which was subsequently broadened to encompass other potential concerns raised during the course of the investigation. Throughout and upon completion of the investigation, representatives of the Audit Committee and its legal and accounting advisors shared the results of the investigation with the Company’s independent registered public accounting firm and the SEC, which has commenced a formal investigation of these matters. As noted above, the Company continues to share information and believes it is cooperating fully with the SEC in its formal investigation.

During and following the Audit Committee-led investigation, the Company’s Finance personnel (consisting primarily of the Company’s new Chief Financial Officer, and numerous experienced finance/accounting consultants the Company had retained near the onset of the investigation to assist the Chief Financial Officer with the restatement efforts), assisted by the Company’s Internal Audit staff, conducted follow-up procedures to ensure that the information uncovered during the investigation was complete, evaluated the initial accounting for numerous transactions and reviewed the activity in accounts in light of the newly available information to determine the propriety of the initial record-keeping and accounting. In the course of these follow-up procedures, the Company identified a number of other accounting errors and irregularities, all of which have been corrected in our restated consolidated financial statements and described in Note 1 — Restatement of Consolidated Financial Statements to the consolidated financial statements included in Item 8 of this Annual Report.

The legal and accounting advisors to the Audit Committee, from March through the end of September 2006, reviewed relevant documentation and interviewed current and former officers and employees of the Company. The investigation and restatement process identified numerous instances of improperly supported journal entries recorded to general ledger accounts, override of Company policies and procedures, absence of appropriately designed policies and procedures, misapplication of GAAP and other ineffective controls. In addition, the investigation identified evidence of both a “tone” among certain senior executives of the Company that discouraged the raising of accounting concerns and other behavior that was deemed to not be acceptable by our Disinterested Directors.

On September 28, 2006, the Company announced the substantial completion of the Audit Committee’s investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. The Company also announced that its President and Chief Operating Officer, Chief Administrative Officer (who, until October 2005, had served as the Company’s Senior Vice President and Chief Financial Officer) and several other individuals within the Company’s Finance area (including its Controller) were no longer employed by the Company. The Company also announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training.

Following the completion of the Audit Committee-led investigation, the Board of Directors created a Remediation Committee comprised of certain positions within key function areas of the Company to develop a remediation plan to address the types of matters identified during the investigation. This remediation plan will reflect the input of the Disinterested Directors. While presently in the development phase, this remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes and policies, as well as departmental specific measures.

The investigation and restatement process took the Company more than one year to complete, and the Company paid approximately $26.0 million in legal, accounting consultant and audit fees in fiscal 2006 related to these matters. Additional, similar types of fees will continue to be incurred in fiscal 2007 in connection with the restatement, SEC investigation and shareholder lawsuits. The Company is unable to estimate the total costs to be incurred at the time of this filing.

As noted above, during the course of the Audit Committee-led investigation and following its substantial conclusion, representatives of the Audit Committee and its advisors met with representatives of the SEC to keep them advised as to the course of the Company’s investigation and its findings. The Company continues to share information with the SEC and believes it is fully cooperating with the agency in its formal investigation of these matters.

The following summarizes the impact of the restatements on our statement of operations for the periods noted and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Thirty-Nine
	Weeks					Cumulative
	Ended					Effect
	Oct. 30,	Fiscal Year				Through
	2005	2004	2003	2002	2001	FY2000(1)	Total(1)

Net income (loss), as previously reported	$31,620	$36,881	$(9,555)	$2,396	$(33,189)

Change in net sales(1)	$23,233	$27,531	$28,675	$25,530	$25,410
Change in inventory and cost of sales	(11,726)	(14,689)	(25,296)	(33,426)	(57,887)	$(80,467)	$(93,112)
Change in vendor allowance recognition	10,445	18,725	(17,842)	(21,615)	(6,214)	(11,915)	(28,416)
Other adjustments	1,133	6,194	(4,478)	3,608	(1,552)	(13,394)	(8,489)
Interest expense adjustments	(264)	(391)	(336)	(122)	(59)	—	(1,172)

Total restatement adjustments	22,821	37,370	(19,277)	(26,025)	(40,302)	(105,776)	(131,189)
Income tax provision (benefit)	8,970	14,689	(6,884)	(10,136)	(15,331)	(41,129)	(49,821)

Impact of restatement items, net of taxes	$13,851	$22,681	$(12,393)	$(15,889)	$(24,971)	$(64,647)	$(81,368)

Net income (loss), as restated	$45,471	$59,562	$(21,948)	$(13,493)	$(58,160)

Earnings (loss) per share:
Basic, as previously reported	$0.71	$0.81	$(0.21)	$0.06	$(1.17)
Impact of restatement items, net of taxes	0.31	0.49	(0.27)	(0.39)	(0.88)

Basic, as restated	$1.02	$1.30	$(0.48)	$(0.33)	$(2.05)

Diluted, as previously reported	$0.70	$0.80	$(0.21)	$0.06	$(1.17)
Impact of restatement items, net of taxes	0.31	0.49	(0.27)	(0.39)	(0.88)

Diluted, as restated	$1.01	$1.29	$(0.48)	$(0.33)	$(2.05)

(1)	It is not practical to determine the cumulative effect for net sales adjustments and the corresponding cost of sales amounts for reclassification adjustments for prior periods and they are also excluded from the total amounts presented, as they have no effect on net income (loss) or stockholders’ equity.

The following adjustments are reflected in the table above.

Net sales restatement adjustments

The Company determined that it had understated net sales for the value of core returns received by customers when a core was returned in exchange for the purchase of a new inventory item. The Company refers to a recyclable auto part, which may or may not have been purchased from our stores, as a “core.” These cores are returned to vendors for cash consideration or to settle an obligation to return a given number of cores to vendors in situations where the Company does not pay for the core component of the inventory acquisition cost. The Company charges customers who purchase a new part a specified amount for a core, which exceeds the value of the core, and refunds to customers that same amount if a used core is returned at the point of sale of the new part or upon returning the used part to the store at a later date. Previously, the Company recorded the cash received from the customer within net sales. The Company would also record the cash refunded to customers within net sales, which would offset the revenue on the transaction in situations where a core was returned. This accounting treatment understated the Company’s net sales and cost of sales, as the exchange with the customer involves the sale to the customer of a new auto part for cash and the return from the customer of a used auto part core. The restatement reflects the value of the cores received from customers as an increase in the Company’s net sales and cost of sales with no effect on gross profit dollar amounts or net income (loss).

The Company had previously accounted for the redemption of Company sponsored mail-in cash rebates as an increase to cost of sales. The Company occasionally sponsors mail-in rebate programs to stimulate sales of particular products and at any one time may have several of these programs in effect. The Company properly estimates, based on historical experience, the amount of rebates that will be paid and was previously accruing this estimate as an increase to cost of sales. Estimates were adjusted to actual redemptions at conclusion of the redemption period. To properly account for mail-in rebates, the restatement corrects the classification of such amounts as a reduction of net sales instead of an increase to cost of sales with no effect on gross profit dollar amounts.

The Company began estimating and accruing an allowance for sales returns in the third quarter of fiscal 2005. At that time, the Company believed the effect (cumulative and in any one period) of not historically recording an allowance was not material to any previously issued consolidated financial statements. The Company has determined that the third quarter of fiscal 2005 estimate was in error as it excluded from the calculation methodology certain historical return data that should have been included. The restatement reflects an estimated allowance that includes all relevant historical return data in the estimation methodology based on historical experience.

The table below summarizes the net sales adjustments which increased (decreased) net sales together with all inventory and cost of sales adjustments which (increased) decreased our cost of sales ($ in thousands).

	Thirty-Nine
	Weeks					Cumulative
	Ended					Effect
	Oct. 30,	Fiscal Year				Through
	2005	2004	2003	2002	2001	FY2000(1)	Total(1)

Net sales adjustments(1)
Core returns from customers	$25,885	$32,894	$32,829	$31,348	$29,935
Rebates to customers	(2,469)	(5,368)	(4,567)	(5,200)	(4,650)
Allowance for sales returns	(183)	5	413	(618)	125

Change in net sales	$23,233	$27,531	$28,675	$25,530	$25,410

Cost of sales related to net sales adjustments
Core returns from customers	$(25,885)	$(32,894)	$(32,829)	$(31,348)	$(29,935)
Rebates to customers	2,469	5,368	4,567	5,200	4,650
Allowance for sales returns	(146)	(48)	(285)	310	27	$(5,924)	$(5,349)

Change in cost of sales related to net sales adjustments	(23,562)	(27,574)	(28,547)	(25,838)	(25,258)	(5,924)	(5,349)

(1)	Cumulative effect excludes net sales adjustments and the corresponding cost of sales amounts for reclassification adjustments for prior periods as it is not practical to determine it and it has no effect on stockholders’ equity.

	Thirty-Nine
	Weeks					Cumulative
	Ended					Effect
	Oct. 30,	Fiscal Year				Through
	2005	2004	2003	2002	2001	FY2000	Total

Other cost of sales adjustments
Shrink adjustments	17	9,648	9,637	3,255	(18,523)	(13,180)	(9,146)
In-transit inventory	551	31	(460)	(4,347)	(3,180)	(21,042)	(28,447)
General ledger adjustments	1,960	2,418	(3,185)	(1,926)	(5,015)	(7,922)	(13,340)
Warranty cost adjustments	6,027	2,291	1,041	(3,858)	(7,419)	(11,081)	(12,999)
Overhead cost capitalization	1,764	1,788	(302)	(725)	1,631	(18,260)	(14,434)
Other	1,517	(3,291)	(3,480)	13	(123)	(3,058)	(9,397)

Change in cost of sales	$(11,726)	$(14,689)	$(25,296)	$(33,426)	$(57,887)	$(80,467)	$(93,112)

Inventory and cost of sales restatement adjustments

We identified accounting errors and irregularities related to our inventory and cost of sales transactions. As discussed in “Net sales restatement adjustments” above, we determined that net sales and cost of sales were understated for the value of core returns received from customers and were overstated for Company sponsored mail-in cash rebates. Additionally, the restatement reflects an estimated sales returns allowance that includes all relevant returns in the estimation methodology based on historical experience, which also impacts cost of sales.

We did not properly record the results of physical inventory counts done annually at each of our distribution centers, warehouses and stores. This also distorted our shrink history by location which affected our allowance for inventory shrinkage. To calculate the restatement adjustments, we had to review physical inventory reconciliations for each distribution center, warehouse and store for each of the Company’s fiscal year ended February 4, 2001 (“fiscal 2000”) through fiscal 2005 to identify errors, correct the errors and then recalculate an allowance for shrink for each location. Improper inventory balances accumulated over a number of years in in-transit accounts (i.e., store returns to the Company’s warehouses, distribution centers and return centers; and to vendors), which required adjustment. In addition, certain inventory balances were recorded to certain inventory general ledger accounts that were being systematically amortized to cost of sales in inappropriate periods. The Company also did not properly oversee the processes for accounting for inventory warranty obligations and did not establish adequate accruals for warranty returns from customers. We further reviewed our practice for capitalizing inventory overheads (purchasing, warehousing and distribution costs) and identified errors in the costs included as well as errors in the inventory amounts used in the calculations resulting from other errors and restatement adjustments.

Vendor allowance restatement adjustments

We identified accounting errors and irregularities related to our vendor allowances that also affected cost of sales. We restated vendor allowances in our 2004 Annual Report; however, we subsequently identified additional vendor allowances recorded in prior periods that had not been collected as it appeared from our accounting records, determined that certain recorded amounts were errors or irregularities in estimation that should not have been recognized in earlier periods and identified additional instances in which vendor allowances that were collected were recorded in the incorrect periods. We further identified improper vendor debits related to instances in which amounts not owed us were deducted from vendor payments, and, if not accepted by vendors, were subsequently paid back to the vendors with the recognition and payback recorded in different accounting periods. The Company also identified errors in the application of GAAP to provisions in certain of the vendor agreements. We capitalize earned vendor allowances in inventory, which reduces cost of sales when the inventory is sold. Once we determined the proper earned amounts by periods, we had to reconstruct the amounts capitalized by vendor at each balance sheet date to determine the restatement adjustment to cost of sales. Restatement of vendor allowances and the related capitalization to inventory (increased) decreased our cost of goods sold as follows ($ in thousands):

	Thirty-Nine
	Weeks					Cumulative
	Ended					Effect
	Oct. 30,	Fiscal Year				Through
	2005	2004	2003	2002	2001	FY2000	Total

Change in vendor allowance recognition	$10,445	$18,725	$(17,842)	$(21,615)	$(6,214)	$(11,915)	$(28,416)

Other restatement adjustments

During the Audit Committee-led investigation and restatement process, errors and irregularities were found in other balance sheet accounts. The restatement also corrects for known errors in prior periods that were not corrected at that time because they were not material. The affected balance sheet accounts have been restated to conform those accounts to GAAP, as well as to record certain expenses in the proper periods. During the restatement process, the Company identified leasing arrangements that were not properly evaluated under GAAP, including a master leasing arrangement for vehicles that was accounted for in error as an operating lease when it should have been classified as a capital lease. As a result, our fixed assets, total debt, operating and administrative expenses and interest expense have been restated. We found problems with accruals for incentive compensation with the result of expenses not being recognized in proper periods. We discovered that our accrual for self-insurance for casualty (i.e. workers’ compensation) was understated at the end of fiscal 2000, which resulted in misstated expenses in several following periods. We determined that a substantial portion of store fixtures held for future use in a warehouse were no longer useable and identified other accounting errors with surplus store fixtures, which overstated fixed assets and misstated operating and administrative expenses. We found unsubstantiated general ledger balances for store supplies and that our accounting convention for store supplies overstated other current assets and misstated operating and administrative expenses. Restatement of these accounts (increased) decreased our operating and administrative expense and interest expense as follows ($ in thousands):

	Thirty-Nine
	Weeks					Cumulative
	Ended					Effect
	Oct. 30,	Fiscal Year				Through
	2005	2004	2003	2002	2001	FY2000	Total

Operating lease expense	$3,119	$1,900	$1,403	$611	$(214)	$(238)	$6,581
Depreciation expense	(1,856)	(1,892)	(1,215)	(663)	(71)	—	(5,697)
Store fixtures and supplies	(167)	(825)	117	428	(1,175)	(4,805)	(6,427)
Employee compensation and benefits	(713)	7,162	(5,230)	242	(1,758)	(881)	(1,178)
Casualty insurance expense	—	524	752	3,537	2,101	(7,166)	(252)
Other	750	(675)	(305)	(547)	(435)	(304)	(1,516)

Total	$1,133	$6,194	$(4,478)	$3,608	$(1,552)	$(13,394)	$(8,489)

Capital lease interest expense	(467)	(609)	(427)	(291)	(59)	—	(1,853)
Other interest expense	203	218	91	169	—	—	681

Total	$(264)	$(391)	$(336)	$(122)	$(59)	$—	$(1,172)

Overview of Operations

Fiscal 2005 Financing Transactions

In fiscal 2005, we completed the following transactions: (1) the issuance of the 3 3/8% Notes and the purchase of a call option and issuance of a warrant for shares of our common stock in connection with the issuance of the 3 3/8% Notes; (2) the establishment of the new $325.0 million Senior Credit Facility; and (3) the issuance of the 4 5/8% Notes.

We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility, repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. We used the proceeds from the issuance of the 4 5/8% Notes, borrowings under the Senior Credit Facility and cash on hand to acquire Murray’s Discount Auto Stores in December 2005 for approximately $180.9 million.

Fiscal 2006 Refinancing

Our inability to timely file our periodic reports with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements created potential default implications under our debt instruments. As a result, in July 2006, we completed a cash tender offer and consent solicitation for our $225.0 million of 7% Notes. We used proceeds under the new $350.0 million Term Loan Facility entered into in June 2006 to pay the tender offer consideration for $224.96 million of the 7% Notes and to repay all $125.0 million of the 3 3/8% Notes upon the acceleration of their maturity. We also obtained the consent of the holders of a majority of the outstanding 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were originally issued to waive any default arising from our filing delays, exempt the Company from compliance with the SEC filing covenants in the indenture until June 30, 2007, increase the applicable coupon interest rate to 6 3/4%, and improve the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of the notes. We also executed a waiver under our existing Senior Credit Facility to allow us until June 13, 2007 to complete certain periodic SEC reports.

See Note 8 — Long-Term Debt to our consolidated financial statements included in Item 8 of this Annual Report, and the Liquidity section below for further discussion of these transactions.

Review of Operations

The following discussion summarizes the significant factors affecting operating results for fiscal 2005, 2004 and 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years expressed as a percentage of net sales for the periods indicated were as follows:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)

Net sales	100.0%	100.0%	100.0%
Cost of sales	52.4%	52.3%	56.3%

Gross profit	47.6%	47.7%	43.7%
Other costs and expenses:
Operating and administrative	39.6%	39.2%	38.9%
Store closing costs	0.2%	0.1%	0.8%

Operating profit	7.9%	8.3%	4.1%
Interest expense	2.0%	2.1%	3.3%
Loss on debt retirement	0.1%	0.1%	3.1%

Income (loss) before income taxes	5.8%	6.2%	(2.3)%
Income tax expense (benefit)	2.3%	2.5%	(0.9)%

Net income (loss)	3.5%	3.7%	(1.4)%

Preliminary Fiscal 2006 Results

The Company previously announced that preliminary net sales in fiscal 2006 increased approximately 15.2% to approximately $1.9 billion from approximately $1.6 billion in fiscal 2005. We have since identified additional restatement adjustments to net sales principally in the areas of merchandise core returns from customers and rebates to customers that result in modest increases of approximately equal magnitude in both net sales and cost of sales for each of these fiscal years. The Company does not expect fiscal 2006 net sales or cost of sales or the relationship of net sales for fiscal 2006 and 2005 year-over-year to change in any material respect as a result of these additional adjustments. The year-over-year net sales increase was primarily attributable to sales from Murray’s Discount Auto Stores (which the Company acquired in December 2005), the additional week in fiscal 2006, and the opening of 55 net new stores in fiscal 2006. As previously reported, comparable store sales declined 1.5% in fiscal 2006.

The Company’s operating profit (exclusive of costs associated with the investigation and restatement) declined in fiscal 2006 as compared to fiscal 2005, notwithstanding the inclusion of the results of the Murray’s stores for the full 2006 fiscal year. The Company believes the primary reason for this decline was the previously reported decline in fiscal 2006 retail comparable store sales of 3.4%. (As previously reported, comparable store commercial sales for fiscal 2006 increased 7.7%.) Although not contributing to the decline in operating profits and although the acquisition of Murray’s has produced the synergies substantially as contemplated, the Murray’s stores fell well short of planned operating profitability for fiscal 2006.

In fiscal 2006, the Company incurred approximately $26 million in investigation and restatement expense, approximately $19.4 million in costs associated with debt refinancing necessitated as a result of the failure to make timely SEC reports, and approximately $47.9 million of interest expense as compared to $33.6 million for fiscal 2005. As a result, the Company’s net income for fiscal 2006 will be significantly less than that reported for fiscal 2005.

Fiscal 2005 Compared with Fiscal 2004; Fiscal 2004 Compared with Fiscal 2003

In the period from fiscal 2003 through fiscal 2005 CSK improved from reporting a net loss of 1.7% of sales to a net profit of 3.7% of sales. Our operating profit increased nearly 500 basis points between fiscal 2003 and fiscal 2005 rising from 3.5% of sales to 8.2% of sales. Excess cash flow was utilized to reduce debt levels resulting in a 130 basis point reduction in interest expense as a percent of sales. Negotiations with vendors to achieve the best possible acquisition cost of inventory resulted in increasing gross profits by 480 basis points from 43.2% of sales to 48.0% of sales over this three year period.

Net Sales

Net sales and sales data for these years were as follows (sales $ in thousands):

	Net Sales and Sales Data
	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)

Retail sales	$1,355,126	$1,328,312	$1,329,477
Commercial sales	296,159	270,812	271,397
Other sales	—	5,867	5,857

Total net sales	$1,651,285	$1,604,991	$1,606,731

Sales growth — retail sales	0.2%	0.0%	5.9%
Sales growth — commercial sales	9.4%	0.0%	(0.7)%
Sales growth — comparable retail stores	(1.6)%	(1.2)%	6.0%
Sales growth — comparable commercial stores	8.1%	1.8%	4.8%
Number of stores open (at end of fiscal year)	1,277	1,134	1,114

Retail sales represent sales to the do-it-yourself customer. Commercial sales represent sales to commercial accounts, including such sales from stores without commercial sales centers. We evaluate comparable (or “same-store”) sales based on the change in net sales commencing after the time a new or acquired store has been open for 12 months. Therefore, sales for the first 12 months a new or acquired store is open are not included in the comparable store calculation. Stores that have been relocated are included in comparable store sales. Net sales have been restated for fiscal 2004 and 2003 as further discussed above under “Net sales restatement adjustments.”

Retail sales were flat in fiscal 2005 as compared to fiscal 2004, while our commercial sales increased 9.4% in fiscal 2005 as compared to fiscal 2004. Net sales for fiscal 2005 increased 2.9% to $1,651.3 million from $1,605.0 million for fiscal 2004 due primarily to 33 net new stores as well as the results of the Murray’s stores acquired in December 2005. Our comparable store sales were essentially flat year over year, consisting of an 8.1% increase in same store commercial sales offset by a decrease of 1.6% in same store retail sales. Retail and commercial sales were impacted by a decline in customer count of 6.9% (measured by the number of in-store transactions); however, that decline was offset by an increase in our average transaction size of 7.4% (measured by dollars spent per sale transaction) over fiscal 2004.

We believe our sales in fiscal 2005 were negatively impacted by, among other things, higher gas prices and milder summer temperatures in many of our key markets compared to fiscal 2004. In light of our fiscal 2005 customer count decline, we will continue to: (1) analyze our operating and administrative expenses to further reduce our cost structure; (2) review and refine our core product categories, such as batteries, brakes, shocks, starters and alternators, to ensure that we are meeting our customers’ expectations; (3) add new product offerings as we deem appropriate to give our customers additional reasons to shop our stores; and (4) review our marketing programs, sales promotions, event marketing and sports sponsorships to build customer awareness and help drive store traffic. Our goal is to remain focused on our long-term objectives and continue to manage our business toward achievement of those objectives.

Retail sales and commercial sales were flat in fiscal 2004 as compared to fiscal 2003. Fiscal 2004 started strongly as our first quarter total sales and comparable store sales increased 5.2% and 5.0%, respectively. Sales improved in our core products such as batteries, brakes, shocks, etc. In our second quarter, sales began to decline with a 2.3% and 2.5% decrease in total and comparable store sales, respectively. The decline in sales was primarily within our heat related categories, which we believe were negatively impacted by higher gas prices and milder summer temperatures in many of our key markets compared to fiscal 2003. Total sales and comparable store sales continued to decline in the third and fourth quarters of fiscal 2004, which we attributed to the continued increase in gas prices and general economic conditions.

Gross Profit

Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

Gross profit was $786.6 million, or 47.6% of net sales, for fiscal 2005 as compared to $765.4 million, or 47.7% of net sales, for fiscal 2004. During fiscal 2005, our gross profit dollars increased due to increased sales, lower product acquisition costs and slightly lower distribution costs, but were partially offset by higher shrink results in fiscal 2005 compared to fiscal 2004. Net vendor allowances were comparable in both years.

Gross profit for fiscal 2004 was $765.4 million, or 47.7% of net sales, compared to $702.6 million, or 43.7% of net sales for fiscal 2003. During fiscal 2004, our gross profit improved relative to the prior year due to lower product acquisition costs, lower shrink results and higher vendor allowances realized in fiscal 2004 due to the commencing of capitalization of cooperative advertising in fiscal 2003, which benefited cost of goods sold in fiscal 2004. In addition, we reduced closed store expense in 2004, which was partially offset with higher operating and administrative expenses due to the opening of new stores.

Operating and Administrative Expenses

Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.

Operating and administrative expenses increased to $653.5 million, or 39.6% of net sales for fiscal 2005, compared to $629.3 million, or 39.2% of net sales, in fiscal 2004. Operating expenses increased primarily as a result of an additional 33 net new stores (including four Pay N Save stores), the acquisition of the Murray’s stores in December 2005, and slight increases in payroll and employee benefit related costs.

Operating and administrative expenses increased by approximately $4.7 million to $629.3 million, or 39.2% of net sales, in fiscal 2004 from $624.6 million, or 38.9% of net sales, in fiscal 2003. Expenses in fiscal 2004 were higher due primarily to our increased store count, slightly higher advertising expenses and increased payroll and benefit related costs.

Store Closing Costs

Store closing costs include amounts for new store closures, revisions in estimates for stores currently in the closed store reserve, operating and other expenses and accretion expense.

Store closing costs in fiscal 2005 were $2.9 million compared to $2.2 million for fiscal 2004. Costs increased primarily due to our revisions in the closed store estimates.

Store closing costs in fiscal 2004 were $10.3 million lower than in fiscal 2003 primarily as a result of the impact in fiscal 2003 of a new closed store reserve established relative to our change in exit strategy. In fiscal 2003, we reversed the reserve established under EITF 94-3 and established a new closed store reserve on the basis of our change in exit strategy in accordance with the guidance in SFAS No. 146. During the fourth quarter of fiscal 2003, we changed our strategy to reduce our closed store portfolio by implementing lease buyouts and foregoing lease extensions on locations that are subleased at a marginal profit, which resulted in a charge to the reserve of $12.2 million. See further discussion below under “Liquidity and Capital Resources — Store Closures.”

Interest Expense

Interest expense for fiscal 2005 decreased to $33.6 million from $33.9 million for fiscal 2004 primarily as a result of lower outstanding balances, partially offset by higher variable interest rates.

Interest expense for fiscal 2004 decreased to $33.9 million from $52.8 million for fiscal 2003. The decrease primarily reflected an approximately $18.9 million reduction in interest due to lower average interest rates achieved as part of a refinancing completed in 2003.

Loss on Debt Retirement

During the second quarter of fiscal 2005, we recorded a $1.6 million loss on debt retirement resulting from the write-off of certain deferred financing fees associated with our former credit facility, which was repaid in full as part of a refinancing completed in August 2005.

During fiscal 2004, we redeemed the remaining approximately $15.0 million of our 12% senior notes due 2006. In conjunction with this transaction, we incurred a loss on debt retirement of $1.0 million that included early redemption premiums, the write-off of certain financing fees and other direct costs.

In January 2004, we completed a refinancing of our debt which included the redemption of approximately $265 million of our 12% senior notes due 2006, the issuance of $225.0 million of our 7% Notes and the amendment of our previous senior credit facility. In conjunction with these transactions, we incurred a loss on debt retirement of $45.2 million that included early redemption premiums, the write-off of certain deferred financing fees and other direct costs partially offset by the unamortized gain on a terminated interest rate swap. In June 2003, we refinanced an earlier senior credit facility and redeemed the remaining $9.5 million balance of our 11% senior subordinated notes. In conjunction with these transactions, we incurred a loss on debt retirement of $4.3 million that included early redemption premiums, the write-off of certain deferred financing fees and other direct costs. As a result of these transactions, we recorded a $49.5 million loss on debt retirement during fiscal 2003.

Income Tax Expense

Income tax expense for fiscal 2005 was $37.2 million, compared to $39.5 million for fiscal 2004. Our effective tax rate was relatively consistent at 39.2% in fiscal 2005 compared to 39.8% for fiscal 2004.

Income tax expense for fiscal 2004 was $39.5 million or 39.8% of income before income taxes, compared to a tax benefit of $14.7 million or 40.2% for fiscal 2003.

Liquidity and Capital Resources

Debt is an important part of our overall capitalization. Our outstanding debt balance (excluding capital leases) at the end of fiscal 2006, 2005 and 2004 was $514.4 million, $550.0 million and $480.6 million, respectively. Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. At January 29, 2006, we had approximately $138.6 million of borrowing capacity under our Senior Credit Facility in addition to $94.0 of outstanding borrowings thereunder and $30.2 million of outstanding letters of credit.

Under our current debt structure, we are required to make quarterly debt amortization payments of 0.25% of the aggregate principal amount of the Term Loans under our Term Loan Facility beginning December 31, 2006. We paid approximately $0.9 million in fiscal 2006, and expect to pay approximately $3.5 million for fiscal 2007 for debt amortization payments under the Term Loans. We are not required to make debt principal payments on our Senior Credit Facility until 2010. Our 6 3/4% Notes become exchangeable if our common stock price exceeds $21.45 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Such an exchange would require repayment of the principal amount of the Notes in cash and any premium in our common stock. If not exchangeable sooner, the earliest date that the noteholders may require us to repurchase the notes is December 15, 2010. We intend to fund our cash requirements with cash flows from operating activities, borrowings under our Senior Credit Facility and short-term trade credit relating to payment terms for merchandise inventory purchases. We believe these sources should be sufficient to meet our cash needs for the foreseeable future. However, if we become subject to significant judgements, settlements or fines related to the matters discussed in Item 3, “Legal Proceedings” or any other items, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our credit ratings, our ability to access the capital markets and our compliance with our debt covenants.

Fiscal 2005 Transactions

In fiscal 2005, we completed the following transactions: (1) the issuance of the 3 3/8% Notes and the purchase of a call option and issuance of a warrant for shares of our common stock in connection with the issuance of the 3 3/8% Notes; (2) the establishment of the Senior Credit Facility; and (3) the issuance of the 4 5/8% Notes. We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. We also paid premiums of $27.0 million for the call option and received premiums of $17.8 million from the sale of the warrants. We used the proceeds from the issuance of the 4 5/8% Notes, borrowings under the Senior Credit Facility and cash on hand to acquire Murray’s for approximately $180.9 million. In conjunction with these transactions, we recorded a loss on debt retirement during the second quarter of 2005 of $1.6 million, resulting from the write-off of certain deferred financing fees associated with our former senior credit facility.

3 3/8% Notes

In July 2005, we completed an issuance by Auto of $110.0 million 3 3/8% of senior exchangeable notes in a private offering, which was increased to $125.0 million upon the exercise by the initial purchasers of an over-allotment option. We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. In total, we paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the 3 3/8% Notes. Under the call option, as amended, we had an option to purchase from the counterparty 5,414,063 shares, subject to adjustment, of our common stock at a price of $23.09 per share, which was equal to the initial exchange price of the 3 3/8% Notes. We received an aggregate of $17.8 million of proceeds from the same counterparty relating to the sale of warrants to acquire, subject to adjustment, up to 5,414,063 shares of our common stock. The warrants were exercisable at a price of $26.29 per share. Both the call option and warrant transactions had five-year terms. The call option and warrant transactions were each to be settled through a net share settlement to the extent that the price of our common stock exceeded the exercise price set forth in the agreements. Our objective with these transactions was to reduce the potential dilution of our common stock upon future exchange of the 3 3/8% Notes. The following table represents key terms of the 3 3/8% Notes:

Terms	3 3/8% Notes
Interest Rate	3.375% per year until August 15, 2010; 3.125% thereafter
Exchange Rate	43.3125 shares per $1,000 principal (equivalent to an initial exchange price of approximately $23.09 per share)
Maximum CSK shares exchangeable	5,414,063 common shares, subject to adjustment in certain circumstances
Maturity date	August 15, 2025
Guaranteed by	CSK Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis
Dates that the noteholders may require Auto to repurchase some or all for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest	August 15, 2010, August 15, 2015, and August 15, 2020 or following a fundamental change as described in the indenture
Issuance costs being amortized over a 5-year period, corresponding to the first date the noteholders could require repayment	$4.8 million
Auto will not be able to redeem notes	Prior to August 15, 2010
Auto may redeem for cash some or all of the notes	On or after August 15, 2010, upon at least 35 calendar days notice
Redemption price	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date

Recent Events: 3 3/8% Notes

Our inability to timely file our periodic reports with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements created potential default implications under the indenture under which the 3 3/8% Notes were issued. In June 2006, we launched a cash tender offer and consent solicitation with respect to our 3 3/8% Notes. The conditions of the tender offer and consent solicitation were not met because holders of at least a majority of the outstanding principal amount of the 3 3/8% Notes did not tender in the tender offer. In July 2006, we repaid all $125.0 million of our 3 3/8% Notes upon the acceleration of their maturity. Unamortized deferred financing fees for the 3 3/8% Notes were $4.0 million, which was recognized as a loss on debt retirement during the second quarter of fiscal 2006. In September 2006, the equity call option and warrant contracts were terminated and settled with the counterparty. We elected a cash settlement and received approximately $2.8 million for the call option and paid $1.4 million proceeds for the warrant contract. These amounts represented the fair value of the contracts at the termination date and were recorded as additional paid-in capital in fiscal 2006.

Senior Credit Facility

At January 29, 2006, the Company had a $325 million Senior Credit Facility. The borrower under the agreement is Auto, and the credit facility is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the credit facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). This facility matures in July 2010.

Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, Auto could only borrow up to $262.9 million of the $325.0 million facility, as of January 29, 2006. This availability amount includes approximately $94.0 million borrowed under the revolving credit facility at an average interest rate of 5.00%, as well as outstanding letters of credit of approximately $30.2 million as of January 29, 2006. Loans under the Senior Credit Facility are collateralized by a first priority security interest in substantially all of our subsidiaries’ assets and in all of our subsidiaries’ capital stock. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances, subject to a minimum ratio of consolidated EBITDAR to fixed charges (as defined in the agreement) financial maintenance covenant. At January 29, 2006, this covenant was not applicable.

Recent Events: Senior Credit Facility

Our inability to timely file our periodic reports with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements created potential default implications under our Senior Credit Facility. As a result, we executed a waiver under the Senior Credit Facility to allow us until June 13, 2007 to complete certain periodic SEC reports. Costs associated with the waiver were approximately $1.6 million and recorded as deferred financing fees in fiscal 2006.

4 5/8% Notes

In December 2005, we completed an issuance by Auto of $85.0 million 4 5/8% of senior exchangeable notes in a private offering, which was increased to $100.0 million upon the exercise by the initial purchasers of an over-allotment option. We used the proceeds from the issuance of the 4 5/8% Notes and borrowings under the Senior Credit Facility to purchase all of the outstanding stock of Murray’s for approximately $180.9 million, which included certain acquisition costs.

The 4 5/8% Notes are exchangeable into cash and shares of our common stock. Upon exchange of the 4 5/8% Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of our common stock in respect of that excess. The following table represents key terms of the 4 5/8% Notes:

Terms	4 5/8% Notes
Interest Rate	4.625% per year until December 15, 2010; 4.375% thereafter
Exchange Rate	49.8473 shares per $1,000 principal (equivalent to an initial exchange price of approximately $20.06 per share)
Maximum CSK shares exchangeable	4,984,730 common shares, subject to adjustment in certain circumstances
Maturity date	December 15, 2025
Guaranteed by	CSK Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis

Terms	4 5/8% Notes
Dates that the noteholders may require Auto to repurchase some or all for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest
December 15, 2010, December 15, 2015, and December 15, 2020 or following a fundamental change as described in the indenture
Issuance costs being amortized over a 5-year period, corresponding to the first date the noteholders could require repayment	$3.7 million
Auto will not be able to redeem notes	Prior to December 15, 2010
Auto may redeem for cash some or all of the notes	On or after December 15, 2010, upon at least 35 calendar days notice
Redemption price	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date

Prior to their stated maturity, the 4 5/8% Notes are exchangeable by the holder only under the following circumstances:

•	During any fiscal quarter (and only during that fiscal quarter) commencing after January 29, 2006, if the last reported sale price of our common stock is greater than or equal to 130% of the exchange price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the 4 5/8% Notes have been called for redemption by Auto; or

•	Upon the occurrence of specified corporate transactions, such as a change in control, as described in the indenture under which the 4 5/8% Notes were issued.

We have entered into a registration rights agreement with respect to the 4 5/8% Notes and the underlying shares of our common stock into which the 4 5/8% Notes are potentially exchangeable and under its terms are required to pay additional interest of up to 50 basis points on the 4 5/8% Notes if we fail to meet certain filing and effectiveness deadlines with respect to the registration of the 4 5/8% Notes and the underlying shares of our common stock.

If the 4 5/8% Notes become exchangeable, the corresponding debt will be reclassified from long-term to current for as long as the notes remain exchangeable.

Recent Events: 4 5/8% Notes

Our inability to timely file our periodic reports with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements created potential default implications under the indenture under which the 4 5/8% Notes were issued. In June 2006, we launched a cash tender offer and consent solicitation with respect to our 4 5/8% Notes. The tender offer and consent solicitation were not completed and we instead obtained the consent of the holders of a majority of the outstanding 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were issued to waive any default arising from our filing delays, exempt Auto from compliance with the SEC filing covenants included in the indenture until June 30, 2007, increase the applicable coupon interest rate to 6 3/4%, and improve the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of notes. Costs associated with the waiver and amendments were approximately $0.5 million and were charged to operating and administrative expense in the second quarter of fiscal 2006. Under the registration rights agreement, additional interest of 25 basis points began to accrue on the 4 5/8% Notes in March 2006 and increased to 50 basis points in June 2006. In total, we incurred approximately $1.5 million in additional interest expense in fiscal 2006 related to the increase in the coupon interest rate to 6 3/4% and the additional interest expense under the registration rights agreement. Also, under GAAP our changes to the 4 5/8% Notes will be recorded in fiscal 2006 as a modification, not an extinguishment of the debt. The Company will record the increase in the fair value of the exchange option as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount will be amortized to interest expense to the first date the noteholders could require repayment. We expect the debt discount amount to be approximately $7.7 million.

Recent Events: 7% Notes and Term Loan Facility

Our inability to timely file our periodic reports with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements created potential default implications under the indenture governing our 7% Notes and our other debt instruments. As a result, we launched a cash tender offer and consent solicitation in June 2006 for our $225.0 million of 7% Notes. We used proceeds from our new Term Loan Facility entered into in June 2006 to pay the tender offer consideration for $224.96 million of the 7% Notes and purchased the balance of the 7% Notes later in fiscal 2006. Unamortized deferred financing fees for the 7% Notes were $4.5 million, and costs associated with the tender offers were approximately $0.5 million, which was recognized as a loss on debt retirement during the second quarter of fiscal 2006. We also terminated our interest rate swap agreement which was intended to hedge the fair value of $100.0 million of the 7% Notes. Consideration of $11.1 million was paid to terminate the swap, representing $10.4 million of a fair value liability and $0.7 million of accrued interest. The $10.4 million was recognized as a loss during the second quarter of fiscal 2006.

In order to repay the 7% Notes and the 3 3/8% Notes, Auto entered into a $350.0 million Term Loan Facility in June 2006. The loans under the Term Loan Facility (the “Term Loans”) bear interest at a base rate or the Eurodollar rate, plus a margin that will fluctuate depending upon the rating of the Term Loans. The Term Loans are guaranteed by the Company and CSKAUTO.COM, Inc., a wholly owned subsidiary of Auto. The Term Loans are secured by a second lien security interest in the inventory and receivables of Auto and the guarantors and by a first lien security interest in substantially all of their other assets. The Term Loans shall be repaid in consecutive quarterly installments, commencing December 31, 2006 in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable in full on the sixth anniversary of the closing date, or June 30, 2012. The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year, transactions with affiliates, lines of business and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. Costs associated with the Term Loan Facility were approximately $10.8 million, and will be amortized to interest expense over the six year term of the facility beginning June 30, 2006.

On April 27, 2007, we entered into an amendment to the Term Loan Facility that increased the maximum leverage ratio permitted under the Facility in order to minimize the possibility that we would be unable to comply with the Facility’s leverage ratio covenants for the first two quarters of fiscal 2007 and revised the definition of the defined term “Leverage Ratio” to exclude undrawn letters of credit, which had typically been excluded from this calculation in our prior debt agreements.

Analysis of Cash Flows

Operating Activities

Net cash provided by operating activities increased $58.8 million in fiscal 2005 to $162.3 million compared to $103.5 million of cash provided by operating activities in fiscal 2004. This increase was primarily related to the net reduction in cash required to support working capital as a result of: (1) $10.3 million increase from lower accounts receivable balances due to improved collections of vendor allowances; (2) $26.0 million net increase in inventory and accounts payable, due to the increase in the number of net new stores as well as an expanded product selection in support of our commercial sales program offset by the increase in accounts payable; and (3) $14.2 million increase in accrued payroll, accrued expenses and other liabilities due to changes to schedule interest payments, timing of advertising events, and increases in accrued payroll tax.

Net cash provided by operating activities increased $49.8 million to $103.5 million compared to $53.7 million of cash provided by operating activities fiscal 2003. This increase was primarily related to: (1) net income in fiscal 2004 of $59.6 million compared to a net loss of $21.9 million in fiscal 2003 and the utilization of a portion of our net operating loss carryforwards to reduce deferred taxes for fiscal 2004; offset by (2) a $16.3 million reduction from the premiums paid for the early retirement of debt and the termination of an interest rate swap during fiscal 2003; (3) the $16.1 million increase in inventory due to increased store count and expanded product mix and $24.7 million for lower accounts payable; and (4) $21.6 million increase of accrued payroll, accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities totaled $215.9 million for fiscal 2005, compared to $28.2 million used during fiscal 2004. In December 2005 we acquired Murray’s, and as of January 29, 2006 we paid approximately $177.6 million, net of $0.5 million cash acquired, towards this acquisition (approximately $2.8 million was recorded in accrued liabilities at January 29, 2006, for a total acquisition cost of $180.9 million). Capital expenditures were higher during fiscal 2005 as a result of investments made to support new store openings.

Net cash used in investing activities totaled $28.2 million in fiscal 2004, compared to $21.3 million used in investing activities during fiscal 2003. Capital expenditures increased to $24.8 million during fiscal 2004 as compared to $18.2 million during fiscal 2003 primarily as a result of new store openings, additional capital upgrades to existing stores, and the purchase of certain leased assets.

In fiscal 2005, we opened or relocated 44 stores and closed 11 stores (including eight relocated stores), which resulted in 33 net new stores. We opened or relocated 72 stores in fiscal 2006 and closed 17 stores (including eight relocated stores), which resulted in 55 net new stores. New stores are generally financed utilizing operating leases that require capital expenditures for fixtures and store equipment. New or relocated stores requires approximately $136,000 per store for leasehold improvements, and each new store, except for relocated stores, requires an estimated investment in working capital, principally for inventories, of approximately $300,000.

Financing Activities

Net cash provided by financing activities totaled $15.3 million for fiscal 2005 compared to $56.0 million used in financing activities in fiscal 2004. The most significant components of the change relate to: (1) issuance of the 3 3/8% Notes and the 4 5/8% Notes; (2) repayment in full of $251.2 million of indebtedness outstanding under our previously existing senior credit facility; (3) net borrowings under our Senior Credit Facility of $94.0 million; (4) repurchase of approximately $25.0 million of our common stock; and (5) $27.0 million cash paid for our call option transactions and $17.8 million received in connection with our sale of warrants.

Net cash used in financing activities totaled $56.0 million in fiscal 2004 compared to $10.6 million used in financing activities during fiscal 2003. This increase reflects the following significant components: (1) during fiscal 2004, we utilized approximately $23.7 million of our cash to repurchase and subsequently retire approximately 1.6 million shares of our common stock, while no such purchases were made in fiscal 2003; (2) during fiscal 2003, proceeds from the exercise of stock options were $13.9 million higher than in fiscal 2004 as a result of significant stock option exercises in fiscal 2003; (3) we generated $12.9 million of net financing proceeds in fiscal 2003 as a result of our net borrowings under the senior credit facility and the issuance of our 7% Notes, offset by the retirement of approximately $262.5 million of our 12% senior notes, compared to $17.5 million paid during fiscal 2004 relating to the redemption of our remaining balance of our 12% senior notes and net payments under the senior credit facility; and (4) payments for debt issuance costs were $11.5 million less during fiscal 2004 than in fiscal 2003 as a result of significant refinancing transactions in 2003.

Off-Balance Sheet Arrangements and Contractual Obligations

We lease our office and warehouse facilities, all but one of our retail stores and most of our vehicles and equipment. Certain of the vehicles and equipment leases are classified as capital leases and, accordingly, the asset and related obligation are recorded on our balance sheet. However, substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. The majority of these lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. We believe that the long duration of our store leases offers security for our store locations without the risks associated with real estate ownership.

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

Recent Events

Subsequent to the end of fiscal 2005, we completed a tender offer in which we repurchased approximately $225 million of our 7% Notes and repaid all of our 3 3/8% Notes upon the acceleration of their maturity. We also entered into the Term Loan Facility, which was used to fund such transactions, and amended certain terms of our 4 5/8% Notes as described above under “— Recent Events: 4 5/8% Notes.” The following table represents the changes to our long-term debt through February 4, 2007 ($ in thousands):

	As of			As of
	January 29, 2006	Borrowings	Paydowns	February 4, 2007

Long-term debt	$549,988	$350,000	$(385,584)	$514,404

The following data is provided in order to facilitate an understanding of our long-term debt and interest on long-term debt after these events ($ in thousands):

	Payments Due by Fiscal Year
	Total	2007-2008	2009-2010	Thereafter

Long-term debt(1)	$514,404	$8,096	$160,292	$346,016
Interest on long-term debt(2)	219,950	88,002	82,959	48,989

(1)	Fiscal 2007 and thereafter reflect payments due on our long-term debt outstanding at the end of fiscal 2006. Our $350.0 million balance on our Term Loan Facility requires quarterly installments of 0.25% of the aggregate principal amount of the Term Loans beginning December 31, 2006 with the balance due on June 30, 2012. The $52.0 million balance on our Senior Credit Facility at the end of fiscal 2006 was assumed to be outstanding until the facility maturity date in July 2010. Our 6 3/4% Notes were assumed to be redeemed on December 15, 2010, which is the first date the note holders can require us to repurchase them.

(2)	Fiscal 2007 and thereafter reflect interest payments on our long-term debt outstanding as of the end of fiscal 2006. Interest on our 6 3/4% Notes was calculated at the amended interest rate of 6 3/4% plus 50 basis points of additional interest we are currently paying to December 23, 2007. Interest on the Senior Credit Facility balance was calculated at the actual rate of 6.875% at the end of fiscal 2006. Interest on the Term Loan Facility was calculated at the actual rate of 8.375% at the end of fiscal 2006.

Our contractual obligations under our capital and operating leases as of January 29, 2006 were as follows ($ in thousands):

	Payments Due by Fiscal Year
			2007-	2009-
Contractual Obligation	Total	2006	2008	2010	Thereafter

Capital lease obligations	$31,669	$11,617	$14,127	$5,123	$802
Operating lease obligations(3)	761,396	138,350	229,951	150,692	242,403
Other(4)	77,383	18,735	37,470	21,178	—

Total contractual obligations	$870,448	$168,702	$281,548	$176,993	$243,205

(3)	Operating lease obligations are not reduced to reflect sublease income.

(4)	Includes a service contract and other obligations.

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

We account for the costs of closed stores in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, costs of operating lease commitments for a closed store are recognized as expense at fair value at the date we cease operating the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.

The allowance for store closing costs is included in accrued expenses and other long-term liabilities in our accompanying financial statements and primarily represents the discounted value of the following future net cash outflows related to closed stores: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated probable sublease income); (2) lease commissions associated with the anticipated store subleases; and (3) contractual expenses associated with the closed store vacancy periods. Certain operating expenses, such as utilities and repairs, are expensed as incurred and no provision is made for employee termination costs.

As of January 29, 2006, we had a total of 185 locations included in the allowance for store closing costs consisting of 131 store locations and 54 service centers. Of the store locations, 13 locations were vacant and 118 locations were subleased. Of the 54 service centers included in the allowance, five were vacant and 49 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.

Activity in the allowance for store closing costs and the related payments for fiscal 2005 is as follows ($ in thousands):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)

Balance, beginning of year	$7,774	$12,001	$4,422
Store closing costs:
Adjustment of allowance to reflect change in exit strategy under SFAS No. 146	—	—	12,203
Provision for store closing costs	246	285	5
Other revisions in estimates	1,505	604	314
Accretion	420	552	—
Operating expenses and other	732	788	—

Store closing costs	2,903	2,229	12,522
Purchase accounting adjustments:
Murray’s Discount Auto Stores	324	—	—
Payments:
Rent expense, net of sublease recoveries	(2,227)	(2,895)	(3,303)
Occupancy and other expenses	(740)	(787)	(859)
Sublease commissions and buyouts	(1,001)	(2,774)	(781)

Total payments	(3,968)	(6,456)	(4,943)

Balance, end of year	$7,033	$7,774	$12,001

During fiscal 2005, we recorded the following: (1) $0.2 million in charges associated with fiscal 2005 store closures; (2) $1.5 million in charges resulting from revisions in estimates, primarily related to stores that were subleased and became vacant as well as rent increases in master lease agreements; (3) $0.4 million associated with accretion expense relating to the discounting of closed store liabilities; and (4) $0.7 million associated with other operating expenses such as utilities, repairs and maintenance costs that are expensed as incurred.

During fiscal 2004, we recorded the following: (1) $0.2 million in charges associated with fiscal 2004 store closures; (2) $0.6 million in charges resulting from revisions in estimates; (3) $0.6 million associated with accretion expense relating to the discounting of closed store liabilities; and (4) $0.8 million associated with other operating expenses such as utilities, repairs and maintenance costs that are expensed as incurred.

During fiscal 2003, we recorded the following: (1) $12.2 million in charges associated with the reversal of the reserve established under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and the establishment of a new closed store reserve in accordance with the guidance in SFAS No. 146; and (2) revisions in estimates of $0.3 million resulting from changes in estimated vacancy periods and lower realized sublease rates.

As a result of the refinancing transaction we completed in January 2004, we increased our cash flow and financial flexibility, enabling us to pursue an alternate strategy to reduce our portfolio of closed stores, which includes lease buyouts and forgoing lease extensions on locations that we subleased at a marginal profit. This change in strategy required us to establish a new closed store reserve based upon the guidance in SFAS No. 146 and reverse the existing closed store reserve that was previously established under EITF 94-3. SFAS No. 146 requires that costs under a lease contract for a closed store be recognized at fair value and that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). This change in methodology resulted in a non-cash charge of $12.2 million during the fourth quarter of fiscal 2003. The charge reflects the elimination from the reserve of net sublease income previously recorded for leases with incremental estimated sublease income in excess of the cost of the original lease, partially offset by the discounting of net cash outflow. Sublease income in excess of costs associated with the lease is recognized as it is earned.

Our net cash outflows for closed store locations were approximately $3.6 million during fiscal 2006. We funded these cash outflows and plan to fund future cash outflows from normal operating cash flows. We relocated eight stores and closed 17 stores (including eight relocated stores) in fiscal 2006. The majority of these closures occurred near the end of the lease terms, resulting in minimal closed store costs.

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

Debt Covenants

Certain of our Debt Agreements at January 29, 2006 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence of an event of default under our Senior Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Credit Facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the Senior Credit Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets. At January 29, 2006, we were in compliance with the covenants under our debt agreements.

In June 2006, in connection with our inability to timely file our periodic reports with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements, we entered into a waiver with respect to our Senior Credit Facility, a supplemental indenture to the indenture under which our 6 3/4% Notes were issued and a new Term Loan Facility, all of which contain deadlines by which we must file certain periodic SEC reports. The earliest of these deadlines is the one in the Senior Credit Facility, which requires such filings to be made by June 13, 2007. While we believe we will be able to meet this deadline, if we were to fail to do so, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money or refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.

Credit Ratings

As of the date of this filing, our debt instruments are rated by the major debt rating agencies as shown below:

Description of Debt	Moody’s Rating	Standard & Poor’s

Senior Credit Facility	—	—
Term Loan Facility	Ba3	B+
6 3/4% Notes	Ba3	B−

With respect to Moody’s, a rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. A “Ba” ranking indicates an obligation that is judged to have speculative elements and is subject to substantial credit risk. A “B” rating from Moody’s signifies an obligation that is considered speculative and is subject to high credit risk. The “1,” “2” and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, a “2” indicating a mid-range ranking, and a “3” ranking at the lower end of the category.

With respect to Standard & Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “B” rating indicates that Standard and Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but that adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment to the obligation. Standard and Poor’s may modify its ratings with a “+” or a “−” sign to show the obligor’s relative standing within a major rating category.

Interest Rates

Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on any interest rate swaps are sensitive to changes in interest rates. On April 5, 2004, we entered into an interest rate swap agreement that converted the interest on $100.0 million of our 7% Notes to a floating rate, set semi-annually in arrears, equal to the six month LIBOR + 283 basis points. In connection with the completion of our fiscal 2006 tender offer for our 7% Notes, we terminated the related interest rate swap agreement. We also entered into the Term Loan Facility, borrowings under which were used to purchase the 7% Notes in the tender offer and repay the 3 3/8% Notes upon the acceleration of their maturity, and amended certain terms of the 4 5/8% Notes, as described above under “— Recent Events: 4 5/8% Notes.”

At January 29, 2006, including $100.0 million of our 7% Notes that was subject to the interest rate swap agreement, 37% of our outstanding debt was at variable interest rates and 63% of our outstanding debt was at fixed interest rates. Under our current debt agreements, as of February 4, 2007, 78% of our outstanding debt is at variable interest rates and 22% of our outstanding debt is at fixed interest rates. As of February 4, 2007, with $408.8 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $4.1 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period. Our variable rate debt relates to borrowings under our Senior Credit Facility and Term Loan Facility, which are vulnerable to movements in the LIBOR rate.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined utilizing the First-in, First-Out (“FIFO”) method. At each balance sheet date, we adjust our inventory carrying balances by an estimated allowance for inventory shrinkage that has occurred since the taking of physical inventories and an allowance for inventory obsolescence, each of which is discussed in greater detail below.

•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Our store shrinkage estimates are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. That percentage is multiplied by sales since the last physical inventory through period end. Our shrinkage expense for fiscal 2005, 2004 and 2003 was approximately $28.8 million, $20.8 million (restated) and $32.7 million (restated), respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses will be higher or lower than expected.

•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record.

Warranty

We or our vendors provide our customers with limited warranties on certain products that range from 30 days to lifetime warranties. In most cases, our vendors are responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on historical experience and recent trends. These obligations are recorded as a component of accrued expenses. We quarterly assess the adequacy of our recorded warranty liability and adjust the liability and cost of sales as necessary.

The following table reflects the changes in our warranty reserves ($ in thousands):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)

Warranty reserves, beginning of period	$2,918	$3,269	$2,666
Provision for warranty	2,765	3,234	4,143
Warranty allowances from vendors	(2,305)	(2,309)	(2,651)
Reserves utilized	(798)	(1,276)	(889)

Warranty reserves, end of period	$2,580	$2,918	$3,269

Deferred Tax Assets

Included in our net deferred tax asset are deferred tax assets of $45.6 million as of January 29, 2006, reflecting the benefit of federal and state tax loss carryforwards approximating $124.9 million and $64.7 million, respectively, which begin to expire in 2021 and 2006, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized with the exception of a portion of California Enterprise Zone credits and a portion of Arizona net operating losses for which management has determined that a valuation allowance in the amount of $1.4 million and $0.3 million, respectively, is necessary.

Legal Matters

We currently and from time to time are involved in litigation incidental to the conduct of our business, including but not limited to asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on an internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. We do not currently believe that any of these legal claims incidental to the conduct of our business, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows. However, if our estimates related to these contingent liabilities are incorrect, the future results of operations for any particular fiscal quarter or year could be materially adversely affected.

In addition to the litigation that is incidental to our business, we are also subject to the other litigation and the SEC investigation that are described in Item 3, “Legal Proceedings.” Although these matters are in their early stages and we cannot predict their outcome, an adverse outcome in any of them could have a material adverse effect on our results of operations, financial position or cash flows.

Self-Insurance Reserves

We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, we are responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred and incurred but not reported (“IBNR”) losses, we utilize independent third-party actuaries. These actuaries utilize historical data to project the future development of incurred losses and estimate IBNR losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and actuarial assumptions. Our self-insurance reserves approximated $20.8 million and $19.7 million (restated) at January 29, 2006 and January 30, 2005, respectively, and are included with current liabilities in the accompanying consolidated balance sheets.

Store Closing Costs

If a store location does not meet our required standards, it is considered for closure, even if we are contractually committed for future rental costs. We provide a discounted allowance for estimated lease costs to be incurred subsequent to store closure. We establish this allowance based on an assessment of market conditions for rents and include assumptions for vacancy periods and sublease rentals.

There are several significant assumptions that underlie the estimates inherent in the closed store reserve. These assumptions include: (1) real estate broker estimates for vacancy periods and estimated sublease rates based on the broker’s experience and expertise; and (2) estimates for occupancy expenses based on historical averages and, in the case of real estate taxes, are subject to changes by taxing authorities. Accordingly, we continuously review these assumptions and revise the reserve as necessary.

In addition, there are certain assumptions that are sensitive to deviations and could produce actual results significantly different from management’s original estimates. These assumptions may be revised due to the following issues: (1) national or regional economic conditions that can shorten or lengthen vacancy periods; (2) deterioration of neighborhoods surrounding store locations resulting in longer than anticipated vacancy periods; (3) changing subtenant needs resulting in functional obsolescence of store locations; and (4) subtenant defaults or bankruptcies resulting in vacant properties. Historically, we have recorded revisions in estimates to the closed store reserve that have resulted from these issues. These revisions usually result from overall longer vacancy periods on store locations and realized sublease rates lower than originally anticipated.

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

Goodwill Impairment

As disclosed in the consolidated financial statements, we have unamortized goodwill in the amount of $223.5 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of goodwill. Our test as of January 29, 2006, resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our Company. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information was permitted but not required. Early adoption was encouraged. The adoption did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued revised SFAS No. 123R, Share-Based Payment.  SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize the grant-date fair value of stock options and other equity-based compensation in the income statement. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123R beginning with the first quarter of fiscal 2006 using the “modified prospective” method under which compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. As permitted by SFAS No. 123, in fiscal 2005 we accounted for share-based payments to employees under Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as amended, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. In addition to stock options and restricted stock, the Company has a long-term incentive plan (the “LTIP”) for its senior executive officers, which awards the participants incentive bonus units that, when vested, represent the right to receive cash payments from the Company on specified payment dates if the Company’s common stock price exceeds an average of $20.00 per share as reported on the New York Stock Exchange during a specific time period after the Company releases its fiscal year earnings. The LTIP units are classified as liability awards, and as such, the transition rule under SFAS 123R requires that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. We will recognize a cumulative effect of a change in accounting principle of approximately $1.0 million, net of tax, at the beginning of fiscal 2006 for the LTIP. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.

Accordingly, the adoption of SFAS No. 123R fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of proforma net income and earnings per share in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Annual Report under the heading “Stock-Based Compensation.”

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on when employees exercise stock options and the current market price), the amounts of operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises were $0.2 million, $0.4 million and $2.3 million in fiscal 2005, 2004 and 2003, respectively.

To the extent that the Company grants stock options, restricted stock and LTIP units in the future, the associated expense for these awards under the provisions of SFAS No. 123R may have a material impact on the Company’s consolidated financial statements. Based upon share-based award activity in fiscal 2006, the Company incurred approximately $3.0 million of expense for stock options, restricted stock and LTIP units, and recorded $1.0 million, net of tax, for the cumulative effect of a change in accounting principle for the LTIP transition under SFAS No. 123R in fiscal 2006. See Note 11 — Employee Benefit Plans to our consolidated financial statements included in Item 8 of this Annual Report for further information on our stock-based compensation plans.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The statement requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that the adoption will have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 will be effective for the Company beginning in fiscal 2007. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

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

In 2004, we entered into an interest rate swap agreement which converted the interest on $100.0 million of our 7% Notes to a floating rate, set semi-annually in arrears, equal to the six month LIBOR + 283 basis points. Our variable rate debt relates to borrowings under our senior credit facility and the $100.0 million amount of our rate swap, which are vulnerable to movements in the LIBOR rate. The swap agreement was for the term of the notes. The hedge is accounted for and recognized in results of operations as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt are reported on our balance sheet. Changes in the fair value of this derivative and the underlying debt did not result in a material impact on net income. Subsequent to January 29, 2006, we completed a tender offer in which we repurchased approximately $224.96 million of the 7% Notes. In connection with the tender offer, we terminated the interest rate swap agreement.

Our variable rate debt relates to borrowings under our Senior Credit Facility and the interest rate swap agreement described above, which are subject to changes in the LIBOR rate. Our variable and fixed rate debt at January 29, 2006 consisted of the following ($ in thousands):

		Average
		Interest	Fixed or
Debt Facility	Balance	Rate	Variable
	(in U.S. dollars)

Senior credit facility — matures July 2010	$94,000	4.7%	Variable
7% senior subordinated notes — matures January 2014 - $217,514 fair value	225,000	7.1%*	Fixed/ Variable
Fair market value of rate swap on $100.0 million of 7% senior subordinated notes (SFAS No. 133 hedge accounting adjustment)**	(6,721)		Variable
3.375% senior exchangeable notes — matures August 2025	125,000	3.375%	Fixed
4.625% senior exchangeable notes — matures December 2025	100,000	4.625%	Fixed
Seller financing arrangements	12,709	Various	Fixed

Total debt (excludes capital leases)	$549,988

*	The coupon rate of these notes is 7%; however the effective interest rate is 7.1% due to the increase in interest expense resulting from the interest rate swap.

**	This interest rate swap agreement was terminated in fiscal 2006 for a payment of $11.1 million, $10.4 million of which represented a fair value liability and $0.7 million of which represented accrued interest.

At January 29, 2006, including $100.0 million of our 7% Notes that was subject to the interest rate swap agreement, 37% of our outstanding debt was at variable interest rates and 63% of our outstanding debt was at fixed interest rates. As discussed above, in fiscal 2006 we refinanced the 7% Notes and the 3 3/8% Notes with a $350 million Term Loan Facility that has variable interest rates and we amended the 4 5/8% Notes, increasing the interest rate to 6 3/4%. As of February 4, 2007, 78% of our outstanding debt is at variable interest rates and 22% of our outstanding debt is at fixed interest rates. As of February 4, 2007, with $408.8 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $4.1 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period. Our variable rate debt relates to borrowings under our Senior Credit Facility and Term Loan Facility, which are vulnerable to movements in the LIBOR rate.

Item 8.	Financial Statements and Supplementary Data

To the Board of Directors and Stockholders of CSK Auto Corporation:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of CSK Auto Corporation:

We have completed integrated audits of CSK Auto Corporation’s January 29, 2006 (“fiscal 2005”) and January 30, 2005 (“fiscal 2004”) consolidated financial statements and of its internal control over financial reporting as of January 29, 2006, and an audit of its February 1, 2004 (“fiscal 2003”) consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CSK Auto Corporation and its subsidiaries (the “Company”) at January 29, 2006 and January 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 — Restatement of Consolidated Financial Statements, the Company has restated its consolidated financial statements for fiscal 2004 and fiscal 2003.

Internal control over financial reporting

Also, we have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” presented in Item 9A, “Controls and Procedures,” that CSK Auto Corporation did not maintain effective internal control over financial reporting as of January 29, 2006, because of the effect of material weaknesses relating to (i) the Company’s control environment, which contributed to material weaknesses related to the Company’s controls surrounding the accounting for inventory, vendor allowances, certain accrued expenses, and store fixtures and supplies, and (ii) the Company’s resources, and policies and procedures to ensure proper and consistent application of accounting principles generally accepted in the United States of America (“GAAP”), which contributed to material weaknesses related to the Company’s controls surrounding the accounting for leases, allowances for sales returns, and accounting for certain accrued expenses, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment at January 29, 2006.

1)	Control Environment: The Company did not maintain an effective control environment based on the criteria established in the COSO framework. The Company failed to design controls to prevent or detect instances of inappropriate override of, or interference with, existing policies, procedures and internal controls. The Company did not establish and maintain a proper tone as to internal control over financial reporting. More specifically, senior management failed to emphasize, through consistent communication and behavior, the importance of internal control over financial reporting and adherence to the Company’s code of business conduct and ethics, which, among other things, resulted in information being withheld from, and improper explanations and inadequate supporting documentation being provided to, the Company’s Audit Committee, its Board of Directors, its internal auditors and independent registered public accountants. In addition, certain members of senior management created an environment that discouraged employees from raising accounting related concerns and suppressed accounting related inquiries that were made.

The material weakness in the Company’s control environment discussed above permitted or contributed to the following additional material weaknesses and the material weakness described at 2) below:

a)	Accounting for Inventory — The Company’s lack of effective controls did not prevent or detect the inappropriate override of established procedures regarding the adjustment of inventories for the results of annual physical inventory counts at each of the Company’s distribution centers, warehouses and stores. In addition, the Company’s lack of effective controls did not prevent or detect inappropriate and inaccurate accumulations of inventory balances in in-transit accounts (i.e., store returns to warehouses, distribution centers and return centers; and to vendors), which was known or should have been known to several members of the Finance organization. The lack of effective controls permitted (i) errors in inventory balances to be inappropriately systematically amortized to cost of sales in improper periods; (ii) instances where improper adjustments were made to certain product costs within the perpetual inventory system that, together with improper journal entries to the general ledger, resulted in the overstatement of inventory and cost of sales being recognized in incorrect periods; and (iii) the inappropriate capitalization of inventory overheads (purchasing, warehousing and distribution costs) and vendor allowance receivables. Additionally, Company personnel did not properly oversee the processes for accounting for inventory warranties and did not establish adequate accrued liabilities for warranty returns from customers.

b)	Accounting for Vendor Allowances — The Company’s lack of effective controls did not detect or prevent the inappropriate override of established procedures related to: (i) the review and approval process for initial vendor allowance agreements; (ii) the monitoring of modifications to existing vendor allowance agreements; and (iii) the accuracy of recording of various vendor allowance transactions, including applicable cash collections and estimates. Furthermore, as a result of the lack of a sufficient complement of personnel with the requisite level of accounting knowledge, experience and training in GAAP, as discussed below, the Company did not identify that provisions in certain agreements were required to be accounted for differently. The Audit Committee-led investigation revealed that improper debits were issued and applied to accounts payable for amounts the Company was not entitled to receive. These amounts were subsequently repaid to those vendors through direct cash payments, the foregoing of future cash discounts, the acceptance of increased prices on future purchases and paybacks through the warranty account. This material weakness resulted in errors in vendor allowance receivables, inventory, accounts payable and costs of sales accounts.

c)	Accounting for Certain Accrued Expenses — The Company’s lack of effective controls did not prevent or detect the inappropriate override of established procedures to adjust workers’ compensation liabilities to amounts determined by independent actuaries. Errors in timing of incentive compensation accruals resulted from inadvertent misapplication of GAAP as well as lack of effective controls which permitted override of established procedures. In addition, the Company identified improper and unsupported journal entries to the general ledger that resulted in the misstatement of certain accrued expense accounts and related operating and administrative expenses. This material weakness resulted in errors in certain accrued expenses and related operating and administrative expenses, including workers’ compensation liabilities and incentive compensation costs.

d)	Accounting for Store Fixtures and Supplies — The Company’s lack of effective controls did not prevent or detect the override of established procedures for periodic physical inspections and usability evaluations of store fixtures held for future use in a warehouse. Specifically, the Company did not detect that certain of these assets were impaired or did not exist and that, as a result, their recorded cost was overstated. In addition, the Company’s controls failed to detect an inappropriate accumulation of costs related to store fixtures and supplies in general ledger accounts and the Company’s overstatement of supplies on hand in each store. This material weakness resulted in errors in its store fixtures (fixed assets) and supplies accounts (other current assets) and related operating and administrative expenses.

2)	Resources, and Policies and Procedures to Ensure Proper and Consistent Application of GAAP: The Company did not maintain effective controls over the application of GAAP. Specifically the Company failed to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. This material weakness in the Company’s resources and policies contributed to the following additional material weaknesses:

a)	Accounting for Leases — The Company did not maintain effective controls over the completeness and accuracy of its accounting for lease related fixed assets and debt, related operating and administrative expenses and interest expense, and financial statement disclosures. Specifically, the Company did not detect that a vehicle master leasing arrangement was not properly evaluated under GAAP.

b)	Allowance for Sales Returns — The Company did not maintain effective controls over the completeness of its allowance for sales returns and the related net sales, cost of sales, accrued liabilities and other current assets accounts. Specifically, the Company did not detect that it had inappropriately excluded an estimate for certain returns that were incorrectly classified as warranty and core returns in the Company’s methodology for determining an allowance for sales returns.

c)	Accounting for Certain Accrued Expenses — The Company did not maintain effective controls over the completeness, valuation and reporting in the proper period of certain of its accrued expense accounts and related operating and administrative expenses. The Company identified numerous instances of errors in accrual accounts, including transactions not accounted for in accordance with GAAP, that were attributable to the Company’s lack of a sufficient complement of experienced personnel and written accounting policies and procedures in certain areas.

Each of the aforementioned material weaknesses resulted in adjustments to the Company’s fiscal 2005 consolidated financial statements and the restatement of the Company’s fiscal 2004 and 2003 financial statements and financial statements for each of the first three quarters of fiscal 2005 and for each of the quarters in fiscal 2004. The effect of restatement adjustments applicable to periods prior to fiscal 2003 was reflected as an adjustment to the balance of the Company’s accumulated deficit as of the end of fiscal 2002. In addition, each of these above material weaknesses could result in a material misstatement of the Company’s interim or annual consolidated financial statements and disclosures that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in “Management’s Report on Internal Control Over Financial Reporting,” presented in Item 9A, “Controls and Procedures,” management has excluded Murray’s Inc. from its assessment of internal control over financial reporting as of January 29, 2006 because it was acquired by the Company in a purchase business combination during fiscal 2005. We have also excluded Murray’s Inc. from our audit of internal control over financial reporting. Murray’s Inc. is a wholly-owned subsidiary whose total assets and total sales represent approximately 6.8% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 29, 2006.

In our opinion, management’s assessment that CSK Auto Corporation did not maintain effective internal control over financial reporting as of January 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, CSK Auto Corporation has not maintained effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
April 30, 2007

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)
	(In thousands, except share and per share data)

Net sales	$1,651,285	$1,604,991	$1,606,731
Cost of sales	864,674	839,564	904,090

Gross profit	786,611	765,427	702,641
Other costs and expenses:
Operating and administrative	653,471	629,309	624,557
Store closing costs	2,903	2,229	12,522

Operating profit	130,237	133,889	65,562
Interest expense	33,599	33,851	52,754
Loss on debt retirement	1,600	1,026	49,494

Income (loss) before income taxes	95,038	99,012	(36,686)
Income tax expense (benefit)	37,248	39,450	(14,738)

Net income (loss)	$57,790	$59,562	$(21,948)

Basic earnings per share:
Net income (loss) per share	$1.30	$1.30	$(0.48)

Shares used in computing per share amounts	44,465,409	45,713,271	45,657,710

Diluted earnings per share:
Net income (loss) per share	$1.29	$1.29	$(0.48)

Shares used in computing per share amounts	44,812,302	46,002,376	45,657,710

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
	2006	2005
		(Restated)
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$17,964	$56,229
Receivables, net of allowances of $436 and $569, respectively	29,861	31,109
Inventories	508,507	433,993
Deferred income taxes	37,806	66,404
Prepaid expenses and other current assets	20,047	24,792

Total current assets	614,185	612,527
Property and equipment, net	174,112	146,739
Intangibles, net	71,807	14,810
Goodwill	223,507	118,966
Deferred income taxes	20,845	33,008
Other assets, net	35,578	31,101

Total assets	$1,140,034	$957,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$208,507	$165,665
Accrued payroll and related expenses	48,483	46,426
Accrued expenses and other current liabilities	89,141	66,731
Current maturities of long-term debt	42,465	2,818
Current maturities of capital lease obligations	9,500	10,156

Total current liabilities	398,096	291,796
Long-term debt	507,523	477,568
Obligations under capital leases	18,106	18,335
Deferred income taxes	—	—
Other liabilities	60,152	49,313

Total non-current liabilities	585,781	545,216
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 43,830,322 and 45,116,301 shares issued and outstanding at January 29, 2006 and January 30, 2005, respectively	438	451
Deferred compensation	(1,735)	(1,018)
Additional paid-in capital	426,560	447,612
Stockholder receivable	—	(10)
Accumulated deficit	(269,106)	(326,896)

Total stockholders’ equity	156,157	120,139

Total liabilities and stockholders’ equity	$1,140,034	$957,151

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)
	($ in thousands)

Cash flows (used in) provided by operating activities:
Net income (loss)	$57,790	$59,562	$(21,948)
Adjustments:
Depreciation and amortization on property and equipment	36,628	32,882	35,838
Amortization of other items	4,802	4,400	4,049
Amortization of deferred financing costs	2,161	1,883	3,634
Write downs on disposal of property, equipment and other assets	2,145	2,034	971
Loss on debt retirement	1,600	131	10,318
Tax benefit relating to exercise of stock options	231	390	2,333
Deferred income taxes	36,008	35,078	(14,867)
Proceeds from interest rate swap termination	—	—	6,031
Changes in operating assets and liabilities:
Receivables	6,747	(3,557)	3,513
Inventories	(23,588)	(11,710)	4,351
Prepaid expenses and other current assets	7,616	5,286	(6,199)
Accounts payable	17,329	(20,546)	4,164
Accrued payroll, accrued expenses, and
other current liabilities	9,987	(4,222)	17,442
Other operating activities	2,867	(1,154)	4,044

Net cash provided by operating activities	162,323	103,457	53,674

Cash flows used in investing activities:
Capital expenditures	(36,775)	(24,800)	(18,156)
Business acquisitions, net of cash acquired	(177,658)	—	—
Proceeds from sale of assets	13	23	26
Other investing activities	(1,512)	(3,447)	(3,187)

Net cash used in investing activities:	(215,932)	(28,224)	(21,317)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility — term loan	—	20,600	561,000
Payments under senior credit facility — term loan	(252,450)	(23,150)	(508,000)
Borrowings under senior credit facility — line of credit	230,300	—	—
Payments under senior credit facility — line of credit	(136,300)	—	—
Payment of debt issuance costs	(9,612)	(1,412)	(12,905)
Retirement of 12% senior notes	—	(14,910)	(265,090)
Proceeds from issuance of 4.625% exchangeable notes	100,000	—	—
Proceeds from issuance of 3.375% exchangeable notes	125,000	—	—
Proceeds from issuance of 7% senior subordinated notes	—	—	225,000
Partial retirement of 11% senior subordinate notes	—	—	(9,547)
Payments on capital lease obligations	(10,893)	(16,232)	(18,076)
Proceeds from seller financing arrangements	3,164	1,175	1,120
Payments on seller financing arrangements	(381)	(214)	(150)
Proceeds from repayment of stockholder receivable	10	63	269
Proceeds from exercise of stock options	1,130	2,074	15,955
Purchase of common stock	(25,029)	(23,726)	—
Premium on common stock call option	(26,992)	—	—
Premium from common stock warrants	17,820	—	—
Other financing activities	(423)	(254)	(224)

Net cash provided by (used in) financing activities:	15,344	(55,986)	(10,648)

Net (decrease) increase in cash	(38,265)	19,247	21,709
Cash and cash equivalents, beginning of period (restated)	56,229	36,982	15,273

Cash and cash equivalents, end of period	$17,964	$56,229	$36,982

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURES

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)
	($ in thousands)

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$25,351	$31,688	$53,008
Income taxes	98	1,878	2,166
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$3,905	$4,770	$13,021
Consideration received in business disposition	—	7,114	—

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-	Stockholder	Deferred	Accumulated
	Shares	Amount	in Capital	Receivable	Compensation	Deficit	Total Equity
			(In thousands, except share data)

Balances at February 2, 2003 (As Previously Reported)	45,148,230	$452	$448,279	$(342)	$—	$(259,002)	$189,387
Adjustments (see Note 1)	—	—	880	—	—	(105,508)	(104,628)

Balances at February 2, 2003 (Restated)	45,148,230	452	449,159	(342)	—	(364,510)	84,759
Exercise of options	1,348,279	13	15,942				15,955
Tax benefit relating to stock option exercises			2,333				2,333
Recovery of stockholder receivable				269			269
Restricted stock	1,427		22				22
Compensation expense, stock options (restated)			107				107
Net loss (restated)						(21,948)	(21,948)

Balances at February 1, 2004 (Restated)	46,497,936	465	467,563	(73)	—	(386,458)	81,497
Repurchase and retirement of common stock	(1,574,956)	(16)	(23,710)				(23,726)
Restricted stock	4,463		1,209		(1,164)		45
Amortization of deferred compensation					146		146
Recovery of stockholder receivable				63			63
Exercise of options	188,858	2	2,072				2,074
Tax benefit relating to stock option exercises			390				390
Compensation expense, stock options (restated)			88				88
Net income (restated)						59,562	59,562

Balances at January 30, 2005 (Restated)	45,116,301	451	447,612	(10)	(1,018)	(326,896)	120,139
Exercise of options	105,590	1	1,129				1,130
Tax benefit relating to stock option exercises			231				231
Recovery of stockholder receivable				10			10
Restricted stock	17,731		1,159		(1,288)		(129)
Amortization of deferred compensation					571		571
Warrants and call options, net of tax			1,437				1,437
Purchase and retirement of common stock	(1,409,300)	(14)	(25,015)				(25,029)
Compensation expense, stock options			7				7
Net income						57,790	57,790

Balances at January 29, 2006	43,830,322	$438	$426,560	$—	$(1,735)	$(269,106)	$156,157

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CSK Auto Corporation is a holding company. At January 29, 2006, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly-owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company,” “we,” “us,” or “our.”

Auto is a specialty retailer of automotive aftermarket parts and accessories. In December 2005, we purchased all of the outstanding stock of Murray’s Inc. and its subsidiary, Murray’s Discount Auto Stores, Inc. (collectively herein, “Murray’s”). As of the acquisition date, Murray’s operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana — states in which the Company previously had no significant market presence.

As of January 29, 2006, we operated 1,273 stores in 22 states, with our principal concentration of stores in the Western United States. Our stores are known by four brand names (referred to collectively as “CSK Stores”):

•	Checker Auto Parts, founded in 1969, with 442 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 226 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 493 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 112 stores in the Midwest.

In addition, as of January 29, 2006, we operated four value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area. These stores target a broader demographic than our CSK Stores and sell primarily tools, hardware, house wares and other household goods, and seasonal items. We opened a fifth store in our fiscal year ended February 4, 2007 (“fiscal 2006”), and have since decided to close three of the five Pay N Save stores during the first quarter of our fiscal year ending January 3, 2008 (“fiscal 2007”). The remaining two stores have been converted to clearance centers. We concluded that the sales performance of these stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count. The Pay N Save concept provided us with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK Stores. This function is now being accommodated with a combination (“combo”) store shopping format in existing stores that are larger than our average store size of 7,500 square feet. We currently have seven combo stores.

Note 1 — Restatement of Consolidated Financial Statements

Audit Committee Investigation and Restatement of the Consolidated Financial Statements

Overview

The Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 have been restated to correct errors and irregularities of the type identified in the Audit Committee-led independent accounting investigation (referred to herein as the “Audit Committee-led investigation”) (primarily focused on the Company’s accounting for inventory and vendor allowances) and other accounting errors and irregularities identified by the Company in the course of the restatement process all more fully described in the “Background” section below.

The Audit Committee concluded that the errors and irregularities were primarily the result of actions directed by certain personnel and an ineffective control environment which, among other things, permitted the following to occur:

•	recording of improper accounting entries as directed by certain personnel;

•	inappropriate override of, or interference with, existing policies, procedures and internal controls;

•	withholding information from, and providing of improper explanations and supporting documentation to, the Company’s Audit Committee and Board of Directors, as well as its internal auditors and independent registered public accountants; and

•	discouraging employees from raising accounting related concerns and suppressing accounting related inquiries that were made.

In September 2006, upon the substantial conclusion of the Audit Committee-led investigation, the Company announced the departures of the Company’s President and Chief Operating Officer, Chief Administrative Officer (who, until October 2005, served as the Company’s Senior Vice President and Chief Financial Officer) and several other individuals (including its Controller) within the Company’s Finance organization.

Management, with the assistance of numerous experienced accounting consultants (other than its firm of independent registered public accountants) that the Company had retained near the onset of the investigation to assist the new Chief Financial Office with the restatement efforts, continued to review the Company’s accounting practices and identified additional errors and irregularities, which have been corrected in this restatement.

  Background

In the Company’s 2004 Annual Report on Form 10-K for fiscal 2004, filed May 2, 2005 (the “2004 Annual Report”), management concluded that the Company did not maintain effective internal control over financial reporting as of January 30, 2005 due to the existence of material weaknesses as described in the 2004 Annual Report. The plan for remediation at that time called for, among other things, the Company to enhance staffing and capabilities in its Finance organization. During fiscal 2005, we made several enhancements to our Finance organization including the October 2005 hiring of a new Senior Vice President and Chief Financial Officer. In the fourth quarter of 2005, new personnel in our Finance organization raised questions regarding the existence of inventory underlying certain general ledger account balances, and an internal audit of vendor allowances raised additional concerns about the processing and collections of vendor allowances. Management’s review of these matters continued into our fiscal 2005 year-end financial closing. In early March 2006, it became apparent that inventories and vendor allowances were potentially misstated and that the effect was potentially material to the Company’s previously issued consolidated financial statements. The Audit Committee, acting through a Special Investigation Committee appointed by the Audit Committee consisting of the Audit Committee Chairman and the Company’s designated Presiding Director, retained independent legal counsel who, in turn, retained a nationally recognized accounting firm, other than the Company’s independent registered public accountants, to assist it in conducting an independent investigation relative to the Company’s historical accounting for its inventories and vendor allowances.

On March 23, 2006, the Audit Committee concluded that, due to accounting errors and irregularities then noted, the Company’s (i) fiscal 2004 consolidated financial statements, as well as its consolidated financial statements for fiscal years 2003, 2002 and 2001, (ii) selected consolidated financial data for each of the five years in the period ended January 30, 2005, (iii) interim financial information for each of its quarters in fiscal 2003 and fiscal 2004 included in its 2004 Annual Report, and (iv) interim financial statements included in its Form 10-Qs for the first three quarterly periods of fiscal 2005, should no longer be relied upon. On March 27, 2006, the Company announced that it would be postponing the release of its fourth quarter and fiscal 2005 financial results pending the outcome of the Audit Committee-led investigation; that it would be restating historical financial statements; and that the Company’s consolidated financial statements for the prior interim periods and fiscal years indicated above should no longer be relied upon.

The initial and primary focus of the Audit Committee-led investigation was the Company’s accounting for inventory and for vendor allowances associated with its merchandising programs. However, the Audit Committee did not limit the scope of the investigation in any respect, which was subsequently broadened to encompass other potential concerns raised during the course of the investigation. Throughout and upon substantial completion of the investigation, representatives of the Audit Committee and its legal and accounting advisors shared the results of the investigation with the Company’s independent registered public accounting firm and the SEC, which has commenced a formal investigation of these matters. As noted above, the Company continues to share information and believes it is cooperating fully with the SEC in its formal investigation.

During and following the Audit Committee-led investigation, the Company’s Finance personnel (consisting primarily of the Company’s new Chief Financial Officer, and numerous experienced finance/accounting consultants the Company had retained near the onset of the investigation to assist the Chief Financial Officer with the restatement efforts), assisted by the Company’s Internal Audit staff, conducted follow-up procedures to ensure that the information uncovered during the investigation was complete, evaluated the initial accounting for numerous transactions and reviewed the activity in accounts in light of the newly available information to determine the propriety of the initial record-keeping and accounting. In the course of these follow-up procedures, the Company identified a number of other accounting errors and irregularities, all of which have been corrected in our restated consolidated financial statements.

The legal and accounting advisors to the Audit Committee, from March through the end of September 2006, reviewed relevant documentation and interviewed current and former officers and employees of the Company. The investigation and restatement process identified numerous instances of improperly supported journal entries recorded to general ledger accounts, override of Company policies and procedures, absence of appropriately designed policies and procedures, misapplication of GAAP and other ineffective controls. In addition, the investigation identified evidence of both a “tone” among certain senior executives of the Company that discouraged the raising of accounting concerns and other behavior that was deemed to not be acceptable by our disinterested directors (i.e., the five of our directors, including the members of the Special Investigation Committee, who are not present or former members of our management) (hereinafter, the “Disinterested Directors”).

On September 28, 2006, the Company announced the substantial completion of the Audit Committee’s investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. The Company also announced that its President and Chief Operating Officer, Chief Administrative Officer (who, until October 2005, had served as the Company’s Senior Vice President and Chief Financial Officer) and several other individuals within the Company’s Finance area (including its Controller) were no longer employed by the Company. The Company also announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training.

As noted above, during the course of the Audit Committee-led investigation and following its substantial conclusion, representatives of the Audit Committee and its advisors met with representatives of the SEC to keep them advised as to the course of the Company’s investigation and its findings. The Company continues to share information with the SEC and believes it is fully cooperating with the agency in its formal investigation of these matters.

The following summarizes the impact of the restatements on our statement of operations for the periods noted and should be read in conjunction with the accompanying consolidated financial statements and notes thereto ($ in thousands, except per share data).

			Cumulative
			Effect
	Fiscal Year		Through
	2004	2003	FY2002(1)

Net income (loss), as previously reported	$36,881	$(9,555)

Change in net sales	27,531	28,675
Change in inventory and cost of sales	(14,689)	(25,296)	$(120,841)
Change in vendor allowance recognition	18,725	(17,842)	(39,744)
Other adjustments	6,194	(4,478)	(11,338)
Interest expense adjustments	(391)	(336)	(181)

Total restatement adjustments	37,370	(19,277)	(172,104)
Income tax provision (benefit)	14,689	6,884	(66,596)

Impact of restatement items, net of taxes	$22,681	$(12,393)	$(105,508)

Net income (loss), as restated	$59,562	$(21,948)

Earnings (loss) per share:
Basic, as previously reported	$0.81	$(0.21)
Impact of restatement items, net of taxes	0.49	(0.27)

Basic, as restated	$1.30	$(0.48)

Diluted, as previously reported	$0.80	$(0.21)
Impact of restatement items, net of taxes	0.49	(0.27)

Diluted, as restated	$1.29	$(0.48)

(1)	Cumulative effect excludes net sales adjustments and the corresponding cost of sales amounts for reclassification adjustments for prior periods as it is not practical to determine it and it has no effect on stockholders’ equity.

Net sales restatement adjustments

The Company determined that it had understated net sales for the value of core returns received by customers when a core was returned in exchange for the purchase of a new inventory item. The Company refers to a recyclable auto part, which may or may not have been purchased from a Company store, as a “core.” These cores are returned to vendors for cash consideration or to settle an obligation to return a given number of cores to vendors in situations where the Company does not pay for the core component of the inventory acquisition cost. The Company charges customers who purchase a new part a specified amount for a core, which exceeds the value of the core, and refunds to customers that same amount if a used core is returned at the point of sale of the new part or upon returning the used part to the store at a later date. Previously, the Company recorded the cash received from the customer within net sales. The Company would also record the cash refunded to customers within net sales which would offset the revenue on the transaction in situations where a core was returned. This accounting treatment understated the Company’s net sales and cost of sales, as the exchange with the customer involves the sale of a new auto part to the customer for cash and the return from the customer of a used auto part core. The restatement reflects the value of the cores received from customers as an increase in the Company’s net sales and cost of sales with no effect on gross profit dollar amounts or net income (loss).

The Company had previously accounted for the redemption of Company sponsored mail-in cash rebates as an increase to cost of sales. The Company occasionally sponsors mail-in rebate programs to stimulate sales of particular products and at any one time may have several of these programs in effect. The Company properly estimates, based on historical experience, the amount of rebates that will be paid and was previously accruing this estimate as an increase to cost of sales. Estimates were adjusted to actual redemptions at conclusion of the redemption period. To properly account for mail-in rebates, the restatement corrects the classification of such amounts as a reduction of net sales instead of an increase to cost of sales with no effect on gross profit dollar amounts.

The Company began estimating and accruing an allowance for sales returns in the third quarter of fiscal 2005. At that time, the Company believed the effect (cumulative and in any one period) of not historically recording an allowance was not material to previously issued consolidated financial statements. The Company has determined that the third quarter of fiscal 2005 estimate was in error as it excluded from the calculation methodology certain historical return data that should have been included. The restatement reflects an estimated allowance that includes all relevant historical return data in the estimation methodology based on historical experience.

The table below summarizes the net sales adjustments which increased (decreased) net sales together with all inventory and cost of sales adjustments which (increased) decreased our cost of sales ($ in thousands).

			Cumulative
			Effect
	Fiscal Year		Through
	2004	2003	FY2002(1)

Net sales adjustments
Core returns from customers	$32,894	$32,829
Rebates to customers	(5,368)	(4,567)
Allowance for sales returns	5	413

Change in net sales	$27,531	$28,675

Cost of sales related to net sales adjustments
Core returns from customers	$(32,894)	$(32,829)
Rebates to customers	5,368	4,567
Allowance for sales returns(2)	(48)	(285)	$(6,080)

Change in cost of sales related to net sales adjustments	(27,574)	(28,547)	(6,080)

Other cost of sales adjustments
Shrink adjustments	9,648	9,637	(28,448)
In-transit inventory	31	(460)	(28,569)
General ledger adjustments	2,418	(3,185)	(15,240)
Warranty cost adjustments	2,291	1,041	(22,358)
Overhead cost capitalization	1,788	(302)	(16,977)
Other	(3,291)	(3,480)	(3,169)

Change in cost of sales	$(14,689)	$(25,296)	$(120,841)

(1)	Cumulative effect excludes net sales adjustments and the corresponding cost of sales amounts for reclassification adjustments for prior periods as it is not practical to determine it and it has no effect on stockholders’ equity.

(2)	Cumulative effect through fiscal 2002 represents the net impact on net sales and cost of sales in prior periods of establishing a sales return allowance.

Inventory and cost of sales restatement adjustments

We identified accounting errors and irregularities related to our inventory and cost of sales transactions. As discussed in “Net sales restatement adjustments” above, we determined that net sales and cost of sales were understated for the value of core returns received from customers and were overstated for Company sponsored mail-in cash rebates. Additionally, the restatement reflects an estimated sales returns allowance that includes all relevant returns in the estimation methodology based on historical experience, which also impacts cost of sales.

In addition, we did not properly record the results of physical inventory counts done annually at each of our distribution centers, warehouses and stores. This also distorted our shrink history by location which affected our allowance for inventory shrinkage. To calculate the restatement adjustments, we had to review physical inventory reconciliations for each distribution center, warehouse and store for each of the Company’s fiscal year ending February 4, 2001 through fiscal 2005 to identify errors, correct the errors and then recalculate an allowance for shrink for each location. Improper inventory balances accumulated over a number of years in in-transit accounts (i.e., store returns to the Company’s warehouses, distribution centers and return centers; and to vendors), which required adjustment. In addition, certain inventory balances were recorded to certain inventory general ledger accounts that were being systematically amortized to cost of sales in inappropriate periods. The Company also did not properly oversee the processes for accounting for inventory warranty obligations and did not establish adequate accruals for warranty returns from customers. We further reviewed our practice for capitalizing inventory overheads (purchasing, warehousing and distribution costs) and identified errors in the costs included as well as errors in the inventory amounts used in the calculations resulting from error and other restatement adjustments.

Vendor allowance restatement adjustments

We identified accounting errors and irregularities related to our vendor allowances that also affected cost of sales. We restated vendor allowances in our 2004 Annual Report; however, we subsequently identified additional vendor allowances recorded in prior periods that had not been collected as it appeared from our accounting records, determined that certain recorded amounts were errors or irregularities in estimation that should not have been recognized in earlier periods and identified additional instances in which vendor allowances that were collected were recorded in the incorrect periods. We further identified improper vendor debits related to instances in which amounts not owed us were deducted from vendor payments, and, if not accepted by vendors, were subsequently paid back to the vendors with the recognition and payback recorded in different accounting periods. The Company also identified errors in the application of GAAP to provisions in certain of the vendor agreements. We capitalize earned vendor allowances in inventory, which reduces cost of sales when the inventory is sold. Once we determined the proper earned amounts by periods, we had to reconstruct the amounts capitalized by vendor at each balance sheet date to determine the restatement adjustment to cost of sales. Restatement of vendor allowances and the related capitalization to inventory (increased) decreased our cost of goods sold as follows ($ in thousands):

			Cumulative
			Effect
	Fiscal Year		Through
	2004	2003	FY2002

Change in vendor allowance recognition	$18,725	$(17,842)	$(39,744)

Other restatement adjustments

During the Audit Committee-led investigation and restatement process, errors and irregularities were found in other balance sheet accounts. The restatement also corrects for known errors in prior periods that were not corrected at that time because they were not material. The affected balance sheet accounts have been restated to conform those accounts to GAAP, as well as to record certain expenses in the proper periods. During the restatement process, the Company identified leasing arrangements that were not properly evaluated under GAAP, including a master leasing arrangement for vehicles that was accounted for in error as an operating lease when it should have been classified as a capital lease. As a result, our fixed assets, total debt, operating and administrative expenses and interest expense have been restated. We found problems with accruals for incentive compensation with the result of expenses not being recognized in proper periods. We discovered that our accrual for self-insurance for casualty (i.e. workers’ compensation) was understated at the end of our fiscal year ended February 4, 2001, which resulted in misstated expenses in several following periods. We determined that a substantial portion of store fixtures held for future use in a warehouse were no longer useable and identified other accounting errors with surplus store fixtures, which overstated fixed assets and misstated operating and administrative expenses. We found unsubstantiated general ledger balances for store supplies and that our accounting convention for store supplies overstated other current assets and misstated operating and administrative expenses. Restatement of these accounts (increased) decreased our operating and administrative expense and interest expense as follows ($ in thousands):

			Cumulative
			Effect
	Fiscal Year		Through
	2004	2003	FY2002

Operating lease expense	$1,900	$1,403	$159
Depreciation expense	(1,892)	(1,215)	(734)
Store fixtures and supplies	(825)	117	(5,552)
Employee compensation and benefits	7,162	(5,230)	(2,397)
Casualty insurance expense	524	752	(1,528)
Other	(675)	(305)	(1,286)

Total	$6,194	$(4,478)	$(11,338)

Capital lease interest expense	(609)	(427)	(350)
Other interest expense	218	91	169

Total	$(391)	$(336)	$(181)

The effect of the above mentioned errors on our previously reported fiscal 2004 consolidated balance sheet is provided below ($ in thousands):

CONSOLIDATED BALANCE SHEET
As of January 30, 2005

	As	Net Sales,		Other and
	Previously	Inventory and	Vendor	Income Tax	As
	Reported	Cost of Sales	Allowances	Effect	Restated

ASSETS
Cash and cash equivalents	$56,548	$—	$—	$(319)	$56,229
Receivables, net of allowances	73,106	(3,991)	(37,445)	(561)	31,109
Inventories	531,751	(98,829)	1,071	—	433,993
Deferred income taxes	46,263	—	—	20,141	66,404
Prepaid expenses and other assets	27,260	6,189	—	(8,657)	24,792

Total Current Assets	734,928	(96,631)	(36,374)	10,604	612,527

Property and equipment, net	139,357	—	—	7,382	146,739
Leasehold interests, net	14,810	—	—	—	14,810
Goodwill	118,966	—	—	—	118,966
Non current deferred income taxes	—	—	—	33,008	33,008
Other assets, net	34,057	(2,956)	—	—	31,101

Total assets	$1,042,118	$(99,587)	$(36,374)	$50,994	$957,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$178,444	$(10,538)	$2,486	$(4,727)	$165,665
Accrued payroll and related expenses	51,396	—	—	(4,970)	46,426
Accrued expenses and other current liabilities	47,982	17,283	—	1,466	66,731
Current maturities of long-term debt	2,818	—	—	—	2,818
Current maturities of capital lease obligations	6,490	—	—	3,666	10,156

Total current liabilities	287,130	6,745	2,486	(4,565)	291,796

Long-term debt	477,568	—	—	—	477,568
Obligations under capital leases	10,437	—	—	7,898	18,335
Deferred income taxes	6,341	—	—	(6,341)	—
Other liabiltiies	46,358	—	—	2,955	49,313

Total liabilities	827,834	6,745	2,486	(53)	837,012

Common Stock	451	—	—	—	451
Deferred compensation	(1,018)	—	—	—	(1,018)
Additional paid-in capital	446,537	—	—	1,075	447,612
Stockholder receivable	(10)	—	—	—	(10)
Accumulated deficit	(231,676)	(106,332)	(38,860)	49,972	(326,896)

Total stockholders’ equity	214,284	(106,332)	(38,860)	51,047	120,139

Total liabilities and stockholders’ equity	$1,042,118	$(99,587)	$(36,374)	$50,994	$957,151

The effect of the above mentioned errors on our previously reported results of operations, cash flows and accumulated deficit for fiscal 2004 and 2003 is provided below ($ and shares in thousands):

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended January 30, 2005

	As	Net Sales,
	Previously	Inventory and	Vendor		As
	Reported	Cost of Sales	Allowances	Other	Restated

Net sales	$1,577,460	$27,531	$—	$—	$1,604,991
Cost of sales	843,600	14,689	(18,725)	—	839,564

Gross profit	733,860	12,842	18,725	—	765,427
Operating and administrative	635,541	232	—	(6,464)	629,309
Store closing costs	2,191	—	—	38	2,229

Operating profit	96,128	12,610	18,725	6,426	133,889
Interest expense	33,460	—	—	391	33,851
Loss on debt retirement	1,026	—	—	—	1,026

Income before income taxes	61,642	12,610	18,725	6,035	99,012
Income tax expense	24,761	5,224	7,757	1,708	39,450

Net income	$36,881	$7,386	$10,968	$4,327	$59,562

Basic earnings per share:
Net income per share	$0.81	$0.16	$0.24	$0.09	$1.30
Shares used in computing per share amounts	45,713				45,713
Diluted earnings per share:
Net income per share	$0.80	$0.16	$0.24	$0.09	$1.29
Shares used in computing per share amounts	46,002				46,002

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended February 1, 2004

	As	Net sales,
	Previously	Inventory and	Vendor		As
	Reported	Cost of Sales	Allowances	Other	Restated

Net sales	$1,578,056	$28,675	$—	$—	$1,606,731
Cost of sales	860,952	25,296	17,842	—	904,090

Gross profit	717,104	3,379	(17,842)	—	702,641
Operating and administrative	619,932	623	—	4,002	624,557
Store closing costs	12,669	—	—	(147)	12,522

Operating profit	84,503	2,756	(17,842)	(3,855)	65,562
Interest expense	52,418	—	—	336	52,754
Loss on debt retirement	49,494	—	—	—	49,494

Income (loss) before income taxes	(17,409)	2,756	(17,842)	(4,191)	(36,686)
Income tax expense (benefit)	(7,854)	984	(6,371)	(1,497)	(14,738)

Net income (loss)	$(9,555)	$1,772	$(11,471)	$(2,694)	$(21,948)

Basic earnings per share:
Net income (loss) per share	$(0.21)	$0.04	$(0.25)	$(0.06)	$(0.48)
Shares used in computing per share amounts	45,658				45,658
Diluted earnings per share:
Net income (loss) per share	$(0.21)	$0.04	$(0.25)	$(0.06)	$(0.48)
Shares used in computing per share amounts	45,658				45,658

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended January 30, 2005

		Net Sales,
	As Previously	Inventory and	Vendor		As
	Reported	Cost of Sales	Allowances	Other	Restated

Cash flows (used in) provided by operating activities:
Net Income (loss)	$36,881	$7,386	$10,968	$4,327	$59,562
Adjustments:
Depreciation and amortization on property and equipment	31,081	—	—	1,801	32,882
Amortization of other items	4,313	—	—	87	4,400
Amortization of deferred financing costs	1,883	—	—	—	1,883
Write downs on disposal of property, equipment and other assets	726	—	—	1,308	2,034
Loss on debt retirement	131	—	—	—	131
Tax benefit relating to exercise of stock options	390	—	—	—	390
Deferred income taxes	24,602	5,224	7,757	495	38,078
Changes in operating assets and liabilities:
Receivables	19,644	2,496	(25,626)	(71)	(3,557)
Inventories	(20,960)	(745)	9,995	—	(11,710)
Prepaid expenses and other current assets	307	246	—	4,733	5,286
Accounts payable	(1,024)	(11,701)	(3,094)	(4,727)	(20,546)
Accrued payroll, accrued expenses, and other current liabilities	3,745	(195)	—	(7,772)	(4,222)
Other operating activities	217	(2,711)	—	1,340	(1,154)

Net cash provided by operating activities	101,936	—	—	1,521	103,457

Cash flows (used in) provided by investing activities:
Capital expenditures	(26,331)	—	—	1,531	(24,800)
Proceeds from sale of assets	23	—	—	—	23
Other investing activities	(3,447)	—	—	—	(3,447)

Net cash used in investing activities:	(29,755)	—	—	1,531	(28,224)

Cash flows (used in) provided by financing activities:
Borrowings under senior credit facility	20,600	—	—	—	20,600
Payments under senior credit facility	(23,150)	—	—	—	(23,150)
Payment of debt issuance costs	(1,412)	—	—	—	(1,412)
Retirement of 12% senior notes	(14,910)	—	—	—	(14,910)
Payments on capital lease obligations	(13,100)	—	—	(3,132)	(16,232)
Proceeds from seller financing arrangements	1,175	—	—	—	1,175
Payments on seller financing arrangements	(214)	—	—	—	(214)
Proceeds from repayment of stockholder receivable	63	—	—	—	63
Proceeds from exercise of stock options	2,074	—	—	—	2,074
Repurchase of common stock	(23,726)	—	—	—	(23,726)
Other financing activities	(254)	—	—	—	(254)

Net cash used in financing activities:	(52,854)	—	—	(3,132)	(55,986)

Net increase (decrease) in cash	19,327	—	—	(80)	19,247
Cash and cash equivalents, beginning of period (restated)	37,221			(239)	36,982

Cash and cash equivalents, end of period	$56,548	$—	$—	$(319)	$56,229

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended February 1, 2004

		Net Sales,
	As Previously	Inventory and	Vendor		As
	Reported	Cost of Sales	Allowances	Other	Restated

Cash flows provided by operating activities:
Net income (loss)	$(9,555)	$1,772	$(11,471)	$(2,694)	$(21,948)
Adjustments:
Depreciation and amortization on property and equipment	34,623	—	—	1,215	35,838
Amortization of other items	3,943	—	—	106	4,049
Amortization of deferred financing costs	3,634	—	—	—	3,634
Write downs on disposal of property, equipment and other assets	791	—	—	180	971
Loss on debt retirement	10,318	—	—	—	10,318
Tax benefit relating to exercise of stock options	2,333	—	—	—	2,333
Deferred income taxes	(10,316)	984	(6,371)	(836)	(14,867)
Proceeds from interest rate swap termination	6,031	—	—	—	6,031
Changes in operating assets and liabilities:
Receivables	(8,406)	1,495	10,566	(142)	3,513
Inventories	8,390	(11,135)	7,096	—	4,351
Prepaid expenses and other current assets	(6,252)	237	—	(184)	(6,199)
Accounts payable	3,393	337	180	254	4,164
Accrued payroll, accrued expenses, and other current liabilities	13,266	642	—	3,534	17,442
Other operating activities	385	5,668	—	(2,009)	4,044
Net cash provided by operating activities	52,578	—	—	1,096	53,674

Cash flows used in investing activities:
Capital expenditures	(18,990)	—	—	834	(18,156)
Proceeds from sale of assets	26	—	—	—	26
Other investing activities	(3,187)	—	—	—	(3,187)
Net cash used in investing activities:	(22,151)	—	—	834	(21,317)

Cash flows (used in) provided by financing activities:
Borrowings under senior credit facility	561,000	—	—	—	561,000
Payments under senior credit facility	(508,000)	—	—	—	(508,000)
Payment of debt issuance costs	(12,905)	—	—	—	(12,905)
Retirement of 12% senior notes	(265,090)	—	—	—	(265,090)
Proceeds from issuance of 7% senior subordinated notes	225,000	—	—	—	225,000
Partial retirement of 11% senior subordinate notes	(9,547)	—	—	—	(9,547)
Payments on capital lease obligations	(16,153)	—	—	(1,923)	(18,076)
Proceeds from seller financing arrangements	1,120	—	—	—	1,120
Payments on seller financing arrangements	(150)	—	—	—	(150)
Proceeds from repayment of stockholder receivable	269	—	—	—	269
Proceeds from exercise of stock options	15,955	—	—	—	15,955
Other financing activities	(224)	—	—	—	(224)
Net cash used in financing activities:	(8,725)	—	—	(1,923)	(10,648)

Net increase in cash	21,702	—	—	7	21,709
Cash and cash equivalents, beginning of period (restated)	15,519			(246)	15,273

Cash and cash equivalents, end of period	$37,221	$—	$—	$(239)	$36,982

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CSK Auto Corporation and Auto for all years presented. In addition, the consolidated financial statements include the accounts of the following wholly-owned subsidiaries of Auto for the periods indicated:

•	Murray’s Inc., an automotive parts and accessories retailer, from December 19, 2005 (the acquisition date) through January 29, 2006. Murray’s was merged into Auto in fiscal 2006.

•	Automotive Information Systems, Inc. (“AIS”), a provider of diagnostic vehicle repair information, for fiscal 2003 and fiscal 2004 through the date of the sale of all of our issued and outstanding capital stock of AIS on January 21, 2005 to Mobile Productivity, Inc., (“MPI”).

All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

As more fully explained in Note 8 — Long-Term Debt, bank borrowings by Auto are guaranteed by the Company, which guarantee is full and unconditional. CSKAUTO.COM (the “Subsidiary Guarantor”) has also jointly and severally guaranteed such debt on a full and unconditional basis. CSK Auto Corporation is a holding company and has no other direct subsidiaries or independent assets or operations. The Subsidiary Guarantor is a minor subsidiary and has no significant independent operations. Summarized financial statements and other disclosures concerning each of Auto and the Subsidiary Guarantor are not presented because management believes that they are not material to investors. The consolidated amounts in the accompanying financial statements are representative of the combined guarantors and issuer.

The Company reports its financial information as one reportable segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of Enterprises and Related Information, as its operating segments are its individual stores which meet the criteria for aggregation into one reportable segment set forth in SFAS No. 131.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. This has no impact on previously reported financial position, results of operations or cash flow.

Fiscal Year

Our fiscal year end is on the Sunday nearest to January 31 of the following calendar year. Fiscal 2005, 2004 and 2003 each consisted of 52 weeks.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of our cash and cash equivalents, receivables and short-term borrowings approximate fair value. The fair values of long-term debt and derivative financial instruments are disclosed in Note 17 — Fair Value of Financial Instruments.

Derivative Financial Instruments

Our fixed to floating interest rate swap agreement is accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and is recorded on the balance sheet at its fair value. Changes in the fair value of the swap and the hedged item are recognized currently in earnings. Our swap meets the criteria to assume no hedge ineffectiveness. The fair value of our derivative was determined from current market prices. Subsequent to January 29, 2006, we terminated the swap agreement in connection with the repurchase of the $225 million of 7% senior subordinated notes (the “7% Notes”). See Note 9 — Derivative Financial Instruments and Note 19 — Subsequent Events.

Receivables

Receivables are primarily comprised of amounts due from vendors for rebates or allowances and amounts due from commercial sales customers. We record an estimated provision for bad debts for commercial customers based on a percentage of sales and review the allowance quarterly for adequacy. Specific accounts are written off against the allowance when management determines the account is uncollectible.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined utilizing the First-in, First-Out (“FIFO”) method. At each balance sheet date, we adjust our inventory carrying balances by an estimated allowance for inventory shrinkage that has occurred since the taking of physical inventories and an allowance for inventory obsolescence, each of which is discussed in greater detail below.

•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Our store shrinkage estimates are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. That percentage is multiplied by sales since the last physical inventory through period end. Our shrinkage expense for fiscal 2005, 2004 and 2003 was approximately $28.8 million, $20.8 million (restated) and $32.7 million (restated), respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses will be higher or lower than expected.

•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record.

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

	January 29,	January 30,
	2006	2005
		(Restated)

FIFO Cost	$559,359	$480,328
Administrative and overhead costs	31,679	27,266
Vendor allowances	(67,959)	(59,053)
Shrinkage	(12,488)	(13,079)
Obsolescence	(2,084)	(1,469)

Net inventory	$508,507	$433,993

Property and Equipment

Property and equipment, including purchased software, are recorded at cost. Depreciation and amortization are computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related assets, which range from three to 25 years or for leasehold improvements and property under capital leases, the shorter of the lease term or the economic life. Maintenance and repairs are charged to earnings when incurred. When property and equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss. For stores in which we are a seller-lessee and do not recover substantially all construction costs, we record the costs in property and equipment and amounts funded by the lessor are recorded as a debt obligation in the accompanying balance sheet.

Internal Software Development Costs

Certain internal software development costs are capitalized and amortized over the life of the related software. Amounts capitalized during fiscal 2005, 2004 and 2003 were $1.5 million, $2.9 million and $3.3 million, respectively. Accumulated amortization as of January 29, 2006 and January 30, 2005 was $4.6 million and $3.9 million, respectively.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Other intangible assets consist of: (1) leasehold interests representing the discounted net present value of the excess of the fair rental value over the respective contractual rent of facilities under operating leases acquired in business combinations; (2) tradenames and trademarks; and (3) customer relationship intangibles. Amortization expense is computed on a straight-line basis over the respective life of the intangibles. See Note 7 — Goodwill and Other Intangible Assets for the impact of this amortization on the statement of operations.

Impairment of Other Long-Lived Assets

Long-lived assets and identifiable intangible assets to be held and used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event assets are impaired; losses are recognized based on the excess carrying amount over the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair market value less selling costs.

Lease Obligations

We lease all but one of our store locations in addition to our distribution centers, office space and most vehicles and equipment. At the inception of the lease, we evaluate each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Certain leases contain rent escalation clauses and rent holidays, which are recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. Certain leases contain provisions that require additional rental payments based upon a specified sales volume, which are accrued as the liabilities are incurred.

Self-Insurance Reserves

We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, we are responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred and incurred but not reported (“IBNR”) losses, we utilize independent third-party actuaries. These actuaries utilize historical data to project the future development of incurred losses and estimate IBNR. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and actuarial assumptions. Our self-insurance reserves approximated $20.8 million and $19.7 million (restated) at January 29, 2006 and January 30, 2005, respectively, and are included with current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition

We recognize sales upon the delivery of products to our customers, which generally occurs at our retail store locations. For certain commercial customers, we also deliver products to customer locations. All retail and commercial sales are final upon delivery of products. However, as a convenience to the customer and as typical of most retailers, we will accept merchandise returns. We generally limit the period of time within which products may be returned to 60 days and require returns to be accompanied by original packaging and a sales receipt. We record an estimate for sales returns based on historical experience and record this estimate as a reduction of net sales.

Vendor Allowances and Cost of Sales

Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances. We recognize vendor rebates, discounts and allowances as a reduction of our cost of inventory as it is purchased and then in cost of sales as inventory is sold, in accordance with Emerging Issues Task Force (“EITF”) No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 states that allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred by us to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, to be recognized as a reduction to operating and administrative expenses. EITF No. 02-16 was effective for us at the beginning of fiscal 2003 and substantially all of our vendor allowances are accounted for as a reduction in inventory costs. Certain of our agreements have several year terms, thus requiring recognition over an extended period.

Warranty

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime warranties. In most cases, the Company’s vendors are responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on historical experience and recent trends. These obligations are recorded as a component of accrued expenses. The Company quarterly assesses the adequacy of its recorded warranty liability and adjusts the liability and cost of sales as necessary.

The following table reflects the changes in our warranty reserves ($ in thousands):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)

Warranty reserves, beginning of period	$2,918	$3,269	$2,666
Provision for warranty	2,765	3,234	4,143
Warranty allowances from vendors	(2,305)	(2,309)	(2,651)
Reserves utilized	(798)	(1,276)	(889)

Warranty reserves, end of period	$2,580	$2,918	$3,269

Store Closing Costs

If a store location does not meet our performance standards, it is considered for closure, even if we are contractually committed for future rental costs. We provide a discounted allowance for estimated lease costs to be incurred subsequent to store closure. We establish this allowance based on an assessment of market conditions for rents and include assumptions for vacancy periods and sublease rentals.

There are several significant assumptions that underlie the estimates inherent in the closed store reserve, including: (1) real estate broker estimates for vacancy periods and estimated sublease rates based on the broker’s experience and expertise, and (2) estimates for occupancy expenses based on historical averages and, in the case of real estate taxes, are subject to changes by taxing authorities. Accordingly, we continuously review these assumptions and revise the reserve as necessary.

In addition, there are certain assumptions that are sensitive to deviations and could produce actual results significantly different from management’s original estimates. These assumptions may be revised due to the following issues: (1) national or regional economic conditions that can shorten or lengthen vacancy periods; (2) deterioration of neighborhoods surrounding store locations resulting in longer than anticipated vacancy periods; (3) changing subtenant needs resulting in functional obsolescence of store locations; and (4) subtenant defaults or bankruptcies resulting in vacant properties. Historically, we have recorded revisions in estimates to the closed store reserve that have resulted from these issues. These revisions usually result from overall longer vacancy periods on store locations and realized sublease rates lower than originally anticipated.

Advertising

Advertising costs are expensed as incurred. In connection with our adoption of EITF No. 02-16 at the beginning of fiscal 2003, we implemented a policy whereby all cooperative advertising arrangements would be considered a reduction of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business. Advertising expense for fiscal 2005, 2004 and 2003 totaled $50.4 million, $49.9 million and $48.0 million, respectively.

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

Stock-Based Compensation

We have stock-based employee compensation plans, which are described more fully in Note 11 — Employee Benefit Plans. We continue to apply the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. No material stock-based employee compensation expense is reflected in net income (loss) for fiscal 2005, 2004 and 2003 as the intrinsic value of all stock options granted under those plans was generally zero. During fiscal 2005 and 2004, we issued restricted stock with a fair value of $1.3 million and $1.2 million, respectively, to our executive officers and other associates pursuant to our CSK Auto Corporation 2004 Stock and Incentive Plan. Compensation expense for this restricted stock will be charged to expense on a straight-line basis over the three-year vesting period. During fiscal 2005 and 2004, $0.6 million and $0.1 million, respectively, were recorded as compensation expense related to these grants.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ($ in thousands except per share amounts):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)

Net income (loss) — as reported	$57,790	$59,562	$(21,948)
Add (Deduct): Stock-based employee compensation expense in reported net income, net of related income taxes	351	142	(64)
(Deduct) Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(4,535)	(990)	725

Net income (loss) — pro forma	$53,606	$58,714	$(22,609)

Earnings (loss) per share — basic:
As reported	$1.30	$1.30	$(0.48)
Pro forma	$1.21	$1.28	$(0.49)
Earnings (loss) per share — diluted:
As reported	$1.29	$1.29	$(0.48)
Pro forma	$1.20	$1.28	$(0.49)
As reported shares
Basic	44,465	45,713	45,658
Diluted	44,812	46,002	45,658
Pro forma shares used in calculation:
Basic	44,465	45,713	45,658
Diluted	44,823	45,829	45,658

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model and is based upon the following assumptions:

	Fiscal Year
	2005	2004	2003

Dividend yield	0%	0%	0%
Risk free interest rate	3.86%-4.40%	3.07%-3.82%	2.54%-3.25%
Expected life of options	6 years	6 years	6 years
Expected volatility	25%-33%	27%-36%	22%-32%

In the fourth quarter of 2005, the Board of Directors approved the acceleration of the vesting of all “underwater” stock options (those stock options previously granted with exercise prices above $15.90, the market price of the Company’s stock on January 27, 2006) previously awarded to employees and executive officers. Vesting of option awards granted subsequent to the Board’s action (as well as those with exercise prices below $15.90) was not accelerated and such awards will vest equally over the service period established in the award, typically three years. The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon the planned adoption of SFAS No. 123R, Share-Based Payment, in fiscal 2006. As a result of accelerating these options in advance of the adoption of SFAS No. 123R, the Company expects to reduce the pre-tax stock option expense it would otherwise be required to record by an estimated $1.7 million in 2006, $1.4 million in 2007, and $0.5 million in 2008.

As a result of the vesting acceleration, options to purchase approximately 770,775 shares became exercisable immediately; however, restrictions on the sale of any such shares obtained by way of the exercise of accelerated options were imposed to minimize unintended personal benefits to the option holders. Sales of such shares may not occur until the original vesting dates, and sales of any such shares by officers and employees who terminate their employment with the Company (subject to certain exceptions in the case of retirement, death, disability and change of control) are disallowed for three years following the later of the date of their termination of employment or their exercise of the options. To the extent that the Company grants stock options and restricted stock in the future, the associated expense for these awards under the provisions of SFAS No. 123R may have a material impact on the Company’s consolidated financial statements. Based upon share-based award activity in fiscal 2006, the Company incurred approximately $3.0 million of expense for stock options, restricted stock and Long Term Incentive Plan (“LTIP”) units, and recorded $1.0 million, net of tax, for the cumulative effect of a change in accounting principle for the LTIP transition under SFAS No. 123R in fiscal 2006. See Note 11 — Employee Benefit Plans for further information on our stock-based compensation plans.

Earnings (Loss) per Share

SFAS No. 128, Earnings Per Share (“EPS”) requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations ($ and share data in thousands):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)

Numerator for basic and diluted earnings per share:
Net income (loss)	$57,790	$59,562	$(21,948)

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	44,465	45,713	45,658

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	44,465	45,713	45,658
Effect of dilutive securities	347	289	—

Weighted average shares outstanding (diluted)	44,812	46,002	45,658

Shares excluded as a result of anit-dilution:
Stock options	790	482	423

Incremental net shares for the exchange feature of the $125.0 million 3 3/8% senior exchangeable notes due 2025 (the “3 3/8% Notes”), the $100.0 million 4 5/8% senior exchangeable notes due 2025, (the “4 5/8% Notes”), and the warrants to acquire up to 5,414,063 shares of our common stock that were sold in connection with the issuance of the 3 3/8% Notes will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $23.09 per share in the case of the 3 3/8% Notes, $20.06 per share in the case of the 4 5/8% Notes, and $26.29 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation. See Note 19 — Subsequent Events.

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

Legal Matters

We currently and from time to time are involved in litigation incidental to the conduct of our business, including but not limited to asbestos and similar product liability claims, slips and falls and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on an internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. We do not currently believe that any of these legal claims, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows. However, if our estimates related to these contingent liabilities are incorrect, the future results of operations for any particular fiscal quarter or year could be materially adversely affected.

In addition to the litigation that is incidental to our business, we are also subject to the other litigation and the SEC investigation that are described in Note 16 — Legal Matters. Although these matters are in their early stages and we cannot predict their outcome, an adverse outcome in any of them could have a material adverse effect on our results of operations, financial position or cash flows.

Note 3 — Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information was permitted but not required. Early adoption was encouraged. The adoption did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued revised SFAS No. 123R, which sets accounting requirements for “share-based” compensation to employees and requires companies to recognize the grant-date fair value of stock options and other equity-based compensation in the income statement. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123R beginning with the first quarter of fiscal 2006 using the “modified prospective” method under which compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. As permitted by SFAS No. 123, in fiscal 2005 we accounted for share-based payments to employees under APB Opinion No. 25, using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. In addition to stock options and restricted stock, the Company has a long-term incentive plan (the “LTIP”) for its senior executive officers, which awards the participants incentive bonus units that, when vested, represent the right to receive cash payments from the Company on specified payment dates if the Company’s common stock price exceeds an average of $20.00 per share as reported on the New York Stock Exchange during a specific time period after the Company releases its fiscal year earnings. The LTIP units are classified as liability awards, and as such, the transition rule under SFAS No. 123R requires that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. We will recognize a cumulative effect of a change in accounting principle of approximately $1.0 million, net of tax, at the beginning of fiscal 2006 for the LTIP. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.

Accordingly, the adoption of SFAS No. 123R fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. Had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of proforma net income and earnings per share in Note 2 — Summary of Significant Accounting Policies.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on when employees exercise stock options and the current market price), the amounts of operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises were $0.2 million, $0.4 million and $2.3 million in fiscal 2005, 2004 and 2003, respectively.

To the extent that the Company grants stock options, restricted stock and LTIP units in the future, the associated expense for these awards under the provisions of SFAS No. 123R may have a material impact on the Company’s consolidated financial statements. Based upon share-based award activity in fiscal 2006, the Company incurred approximately $3.0 million of expense for stock options, restricted stock and LTIP units, and recorded $1.0 million, net of tax, for the cumulative effect of a change in accounting principle for the LTIP transition under SFAS No. 123R in fiscal 2006. See Note 11 — Employee Benefit Plans for further information on our stock-based compensation plans.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The statement requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that the adoption will have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 will be effective for the Company beginning in fiscal 2007. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

Note 4 — Business Acquisition

On December 19, 2005, we acquired all of the outstanding stock of Murray’s, a private company headquartered in Belleville, Michigan that operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana. The purchase price was $180.9 million. As of January 29, 2006, $2.8 million of the purchase price was recorded in other accrued liabilities. The Murray’s acquisition complements our existing operations and expands our presence from 19 to 22 states. The acquisition was funded from borrowings under a $325.0 million senior secured asset-based revolving credit facility (the “Senior Credit Facility”) and from the issuance of the 4 5/8% Notes. See Note 7 — Goodwill and Other Intangible Assets.

This transaction has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly the financial position and results of operations have been included in our operations since the date of acquisition. In accordance with SFAS No. 141, the purchase price was allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. The allocation of purchase price resulted in an inventory fair value adjustment of $2.8 million, which will be expensed to cost of sales over the periods in which the corresponding inventory is sold. The excess of purchase price over the fair value of net assets acquired resulted in $104.5 million of estimated non-tax deductible goodwill primarily related to the anticipated future earnings and cash flows of the Murray’s retail stores, as well as cost reductions management expects as a result of integrating administrative functions (including operations, finance, human resources, purchasing and information technology). Of the $59.1 million of identifiable intangible assets, $49.4 million was assigned to Murray’s trade name and trademarks (with a life of 30 years), $9.3 million was assigned to leasehold interests (with an average life of 17 years) and $0.4 million was assigned to customer relationships (with a life of 10 years). In addition, we recorded a $7.5 million liability for leasehold interests for operating leases that had rental commitments in excess of current market conditions (with an average life of 18 years). The financial statements reflect the final allocation of the purchase price, based on estimated fair values at the date of acquisition.

The final purchase price allocation is as follows ($ in thousands):

Cash and cash equivalents	$480
Receivables	2,963
Inventories	51,363
Deferred income taxes	3,628
Prepaids and other assets	2,872

61,306

Property and equipment	20,041
Trade name and trademarks	49,400
Customer relationships	370
Leasehold interests	9,324
Goodwill	104,541
Other long-term assets	65

Total assets acquired	245,047

Accounts payable and accrued liabilities	36,494
Unfavorable leasehold interests	7,482
Deferred income taxes	19,320
Other liabilities	804

Total liabilities assumed	64,100

Fair value of net assets acquired	$180,947

Employee termination and relocation costs have been recorded in the above purchase price allocation. As of the acquisition date, the Company began to formulate a plan (which was not finalized as of January 29, 2006) to terminate or relocate certain Murray’s employees. The Company has finalized the appropriate staffing levels in Murray’s departments (including operations, finance, human resources, purchasing and information technology) and the experience levels required to perform certain general and administrative functions, and incurred approximately $1.2 million in severance and relocation costs in fiscal 2006. The Company does not currently plan to incur any costs associated with store closures for any Murray’s locations. The Company has not included pro forma financial information due to Murray’s immaterial impact on consolidated results of operations.

Note 5 — Receivables

Accounts receivable consist of the following ($ in thousands):

	January 29,	January 30,
	2006	2005
		(Restated)

Amounts due under vendor allowance programs and cooperative advertising arrangements	$10,587	$16,192
Trade receivables from commercial and other customers	14,614	13,856
Landlord and subtenant receivables	3,960	1,413
Other	1,136	217

Gross receivables	30,297	31,678
Allowance for doubtful accounts	(436)	(569)

Net accounts receivable	$29,861	$31,109

We reflect amounts to be paid or credited to us by vendors as receivables. Pursuant to contract terms, we have the right to offset vendor receivables against corresponding accounts payable, thus minimizing the risk of non-collection of these receivables.

Note 6 — Property and Equipment

Property and equipment are comprised of the following ($ in thousands):

	January 29,	January 30,
	2006	2005	Estimated Useful Life
		(Restated)

Land	$348	$348
Buildings	14,198	8,553	15 - 25 years
Leasehold improvements	146,690	133,812	Shorter of lease term or useful life
Furniture, fixtures and equipment	164,745	136,538	3 - 10 years
Property under capital leases	94,220	87,640	5 - 15 years or life of lease
Purchased software	9,141	9,015	5 years

	429,342	375,906
Less: accumulated depreciation and amortization	(255,230)	(229,167)

Property and equipment, net	$174,112	$146,739

Accumulated amortization of property under capital leases totaled $67.4 million and $61.2 million at January 29, 2006 and January 30, 2005, respectively.

We evaluate the carrying value of long-lived assets on a quarterly basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.

Note 7 — Goodwill and Other Intangible Assets

We completed our annual goodwill impairment test on January 29, 2006, the last day of our fiscal year, and we determined that no impairment of goodwill existed. Under SFAS No. 142, the Company’s stores, including the recently acquired Murray’s stores, are considered components with similar economic characteristics which can be aggregated into one reporting unit for goodwill impairment testing.

Our intangible assets, excluding goodwill, consist of favorable leasehold interests, trade name and trademarks, and customer relationship intangibles resulting from business acquisitions. Amortization expense related to intangible assets is computed on a straight-line basis over the respective useful lives. Leasehold interests associated with store closures are written off at the time of closure.

Of the $59.1 million of identifiable intangible assets resulting from the acquisition of Murray’s, $49.4 million was assigned to Murray’s trade name and trademarks (with a life of 30 years), $9.3 million was assigned to leasehold interests asset (with an average life of 17 years) and $0.4 million was assigned to customer relationships (with a life of 10 years). The excess purchase price over identifiable tangible and intangible assets was approximately $104.5 million, which was recorded as goodwill. See Note 4 — Business Acquisition.

On January 21, 2005, the Company sold its subsidiary, AIS, a provider of diagnostic vehicle repair information, to MPI. As a result of the sale, the Company received a note receivable with a fair value of approximately $7.1 million, and MPI granted a licensing agreement to us which was valued at approximately $4.4 million and is being amortized over seven years.

The changes in intangible assets, including goodwill, for fiscal 2005 are as follows ($ in thousands):

	Carrying					Carrying
	Value as of					Value as of
	January 30,					January 29,
	2005	Additions	Amortization	Adjustments		2006

Amortized intangible assets:
Leasehold interest	$21,633	9,324	—	(2,401)		$28,556
Accumulated amortization	(11,240)	—	(1,277)	2,406		(10,111)

	10,393	9,324	(1,277)	5	(a)	18,445
License agreement	4,417	—	—	—		4,417
Accumulated amortization	—	—	(631)	—		(631)

	4,417	—	(631)	—		3,786
Tradenames and trademarks	—	49,400	—	—		49,400
Accumulated amortization	—	—	(190)	—		(190)

	—	49,400	(190)	—		49,210
Customer relationships	—	370	—	—		370
Accumulated amortization	—	—	(4)	—		(4)

	—	370	(4)	—		366

Amortized intangibles, net	14,810	59,094	(2,102)	5		71,807

Unamortized intangible assets:
Goodwill	118,966	104,541	—	—		223,507

Total intangible assets, net	$133,776	$163,635	$(2,102)	$5		$295,314

(a)	Represents write-offs for closed stores net of accumulated amortization.

Estimated amortization expense relating to intangible assets for the next five years is listed below ($ in thousands):

Fiscal 2006	$4,193
Fiscal 2007	4,100
Fiscal 2008	3,874
Fiscal 2009	3,781
Fiscal 2010	3,676

$19,624

Note 8 — Long-Term Debt

Overview

In fiscal 2005, we completed the following transactions: (1) the issuance of $125.0 million of 3 3/8% Notes and the purchase of a call option and issuance of a warrant for shares of our common stock in connection with the issuance of the 3 3/8% Notes, (2) the establishment of the $325.0 million Senior Credit Facility, and (3) the issuance of $100.0 million of 4 5/8% Notes. We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. We used the proceeds from the issuance of the 4 5/8% Notes, borrowings under the Senior Credit Facility and cash on hand to acquire Murray’s in December 2005 for approximately $180.9 million. Subsequent to January 29, 2006, a substantial portion of our outstanding debt was refinanced or the terms thereof were modified, as described in Note 19 — Subsequent Events. The disclosures below relate to borrowings outstanding at the balance sheet dates.

Outstanding debt, excluding capital leases, is as follows ($ in thousands):

	January 29,	January 30,
	2006	2005

Senior credit facility — term loan	$—	$252,450
Senior credit facility — revolving line of credit	94,000	—
7% senior subordinated notes, carrying balance decreased by
$6.7 million and $4.5 million, respectively, relating to SFAS
No. 133 hedge accounting adjustment	218,279	220,519
3.375% senior exchangeable notes	125,000	—
4.625% senior exchangeable notes	100,000	—
Seller financing arrangements	12,709	7,417

Total debt	549,988	480,386
Less: Current portion of senior credit facility term loan	—	2,550
Current maturities of seller financing arrangements	465	268
Revolving line of credit(1)	42,000	—

Total debt (non-current)	$507,523	$477,568

(1)	This portion of the revolving line of credit balance outstanding at January 29, 2006 was repaid at the end of fiscal 2006.

As of January 29, 2006, the maturities of long-term debt, excluding capital leases, were as follows ($ in thousands):

Fiscal 2006	$42,465
Fiscal 2007	593
Fiscal 2008	523
Fiscal 2009	611
Fiscal 2010	277,814
Thereafter	227,982

$549,988

Certain of our debt agreements at January 29, 2006, contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence of an event of default under our Senior Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Credit Facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the Senior Credit Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets. At January 29, 2006, we were in compliance with the covenants under our debt agreements. See Note 19 — Subsequent Events for further discussion of our compliance with the covenants.

3 3/8% Notes and 4 5/8% Notes

Both the 3 3/8% Notes and the 4 5/8% Notes (collectively, the “Senior Notes”) are exchangeable into cash and shares of our common stock. Upon exchange of the Senior Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of our common stock in respect of that excess. The following table represents key terms under the Senior Notes:

Terms	3 3/8% Notes	4 5/8% Notes
Interest Rate	3.375% per year until August 15, 2010; 3.125% thereafter	4.625% per year until December 15, 2010; 4.375% thereafter
Exchange Rate	43.3125 shares per $1,000 principal (equivalent to an initial exchange price of approximately $23.09 per share)	49.8473 shares per $1,000 principal (equivalent to an initial exchange price of approximately $20.06 per share)
Maximum CSK shares exchangeable, subject to adjustment in certain circumstances	5,414,063 common shares	4,984,730 common shares
Maturity date	August 15, 2025	December 15, 2025
Guaranteed by	CSK Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis	CSK Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis
Dates that the noteholders may require Auto to repurchase some or all for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest
	August 15, 2010, August 15, 2015, and August 15, 2020 or following a fundamental change as described in the indenture	December 15, 2010, December 15, 2015, and December 15, 2020 or following a fundamental change as described in the indenture
Issuance costs being amortized over a 5-year period, corresponding to the first date the noteholders could require repayment	$4.8 million	$3.7 million
Auto will not be able to redeem notes	Prior to August 15, 2010	Prior to December 15, 2010
Auto may redeem for cash some or all of the notes	On or after August 15, 2010, upon at least 35 calendar days notice	On or after December 15, 2010, upon at least 35 calendar days notice
Redemption price	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date

Prior to their stated maturity, the Senior Notes are exchangeable by the holder only under the following circumstances:

•	During any fiscal quarter (and only during that fiscal quarter) commencing after January 29, 2006, if the last reported sale price of our common stock is greater than or equal to 130% of the exchange price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the Senior Notes have been called for redemption by Auto; or

•	Upon the occurrence of specified corporate transactions, such as a change in control, as described in the indentures under which the Senior Notes were issued.

In connection with the issuance of the 3 3/8% Notes, we paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the 3 3/8% Notes. Under the call option, as amended, we have an option to purchase from the counterparty 5,414,063 shares, subject to adjustment, of our common stock at a price of $23.09 per share, which is equal to the initial exchange price of the 3 3/8% Notes. We received an aggregate of $17.8 million of proceeds from the same counterparty relating to the sale of warrants to acquire, subject to adjustment, up to 5,414,063 shares of our common stock. The warrants are exercisable at a price of $26.29 per share. Both the call option and warrant transactions have five-year terms. The call option and warrant transactions are each to be settled through a net share settlement to the extent that the price of our common stock exceeds the exercise price set forth in the agreements. Our objective with these transactions was to reduce the potential dilution of our common stock upon an exchange of the 3 3/8% Notes. We have accounted for the call option and the warrant as equity under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

EITF No. 00-19 provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the Senior Notes providing for the issuance of common shares to the extent our exchange obligation exceeds the debt principal, the embedded put options and the call options in the debt as well as the separate freestanding call options and the warrants associated with the 3 3/8% Notes each meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature, the put options and call options embedded in the debt and the separate freestanding call options and the warrants have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the Senior Notes are exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss (as the cash payment of principal reduces the recorded liability issued at par) and the issuance of common shares would be recorded in stockholders’ equity. Any accrued interest on the debt will not be paid separately upon an exchange and will be reclassified to equity. In addition, the premium paid for the call option and the premium received for the warrant have been recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the Senior Notes exchange features and the warrant agreements will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $23.09 in the case of the 3 3/8% Notes, and $26.29 in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.

We have entered into registration rights agreements with respect to the Senior Notes and the underlying shares of our common stock into which the Senior Notes are potentially exchangeable and will be required to pay additional interest of up to 50 basis points on the Senior Notes until the earlier of the date the Senior Notes are no longer outstanding or the date two years after the date of their issuance if we fail to meet certain filing and effectiveness deadlines with respect to the registration of the Senior Notes and the underlying shares of our common stock. In the event the debt is exchanged, the additional interest is not payable. See Note 19 — Subsequent Events.

If the Senior Notes become exchangeable, the corresponding debt will be reclassified from long-term to current for as long as it remains exchangeable.

Senior Credit Facility — Revolving Line of Credit

At January 29, 2006, Auto had a $325.0 million senior secured revolving line of credit. Auto is the borrower under the agreement and it is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). The Senior Credit Facility matures in July 2010.

Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at January 29, 2006, Auto could only borrow up to $262.9 million of the $325.0 million facility. The availability amount includes approximately $94.0 million borrowed under the revolving credit facility at an average interest rate of 5.00%, and $30.2 million of letters of credit that were outstanding at January 29, 2006. At each balance sheet date, we classify, as a current liability, balances outstanding under the revolving portion of the Senior Credit Facility we expect to repay during the following 12 months even if we expect we may reborrow them. Loans under the Senior Credit Facility are collateralized by a first priority security interest in substantially all of our subsidiaries’ assets and in all of our subsidiaries’ capital stock. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement) financial maintenance covenant. At January 29, 2006, this covenant was not applicable.

At the end of fiscal 2004, our prior senior credit facility was comprised of a $255.0 million term loan and a $145.0 million revolving credit facility. The term loan was to be repaid in 12 installments consisting of 10 $1.275 million dollar payments made semiannually beginning in December 2004 and two final payments of $120.5 million each in December 2009 and at maturity in August 2010 but was repaid in fiscal 2005. In connection with the early termination in the second quarter of fiscal 2005, we recorded a loss of debt retirement of $1.6 million representing the write-off of certain deferred financing costs. The revolving credit portion was to mature in June 2008 but was terminated when we terminated the senior credit facility in the second quarter of fiscal 2005. At January 30, 2005, there were no borrowings under the revolving credit facility. The availability under the revolving credit facility at January 30, 2005 was $114.0 million. Although there were no outstanding borrowings under the revolving facility at the end of fiscal 2004, $31.0 million was committed under letters of credit. Loans under the senior credit facility were collateralized by a first priority security interest in substantially all of our assets and in all of our capital stock. The senior credit facility provided that we could from time to time make optional prepayments of loans in whole or in part without penalty, subject to minimum prepayments and reimbursement of the lenders’ breakage costs in the case of prepayment of Eurodollar rate loans.

On August 10, 2004, we amended our previous senior credit facility to provide for an immediate reduction of the interest rate on the term loan of 25 basis points and an opportunity for an additional 25 basis points reduction of the interest rate on such term loan upon the achievement of certain conditions, as more particularly set forth in the amendment. The amendment also provided for a one-year extension of the term loan maturity to August 2010.

7% Notes

In January 2004, we issued $225 million of our 7% Notes due January 15, 2014. Interest is payable semi-annually on January 15 and July 15. On or after January 15, 2009, we were permitted to redeem some or all of the notes at the redemption prices listed below plus accrued and unpaid interest to the date of redemption. We were permitted to redeem all of the notes prior to that date pursuant to the make-whole provisions as defined in the indenture under which the 7% Notes were issued. In addition, we were permitted to redeem up to 35% of the aggregate principal amount of the notes before January 15, 2007 with the net proceeds of certain equity offerings. At any time on or after January 15, 2009, we were permitted to redeem the notes for cash at our option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount): January 15, 2009 through January 15, 2010, 103.5%; January 15, 2010 through January 15, 2011, 102.3%; January 15, 2011 through January 15, 2012, 101.2%; and January 15, 2012 through maturity, 100%. If we experienced a Change of Control (as defined in the indenture under which the notes were issued), holders of the notes were permitted to require us to repurchase their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of the purchase.

The 7% Notes are unsecured general obligations of Auto. They rank junior in right of payment to all of our existing and future senior debt, equal in right of payment to all of our future senior subordinated indebtedness, senior in right of payment to all of our future subordinated indebtedness and are unconditionally guaranteed by the Company and the subsidiary guarantors named in the indenture under which the notes were issued on a senior subordinated basis.

Seller Financing Arrangements

Seller financing arrangements relate to debt established for stores in which we were the seller-lessee and did not recover substantially all construction costs from the lessor. In those situations, we recorded our total cost in property and equipment and amounts funded by the lessor as a debt obligation in the accompanying balance sheet in accordance with EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction. Rental payments made to the lessor are charged to interest expense and reduce the corresponding debt based on amortization schedules.

Note 9 — Derivative Financial Instruments

During April 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% Notes to a floating rate, set semi-annually in arrears, equal to the six month LIBOR + 283 basis points. The agreement is for the term of the 7% Notes. The hedge is accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt will be reported on our consolidated balance sheet and recognized in the results of operations. Based upon our assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt will not have a significant effect on our consolidated results of operations.

At January 29, 2006 and January 30, 2005, the fair value of the interest rate swap approximated $6.7 million and $4.5 million, respectively, which is included as an increase in other long-term liabilities with an identical amount reflected as a basis adjustment to the 7% Notes on the accompanying consolidated balance sheet. The differential to be paid under the agreement was accrued consistent with the terms of the swap agreement and was recognized in interest expense over the term of the related debt. The related amount payable to the counter party is included in accrued liabilities.

In July 2006, we paid $11.1 million to terminate the swap agreement, representing $10.4 million of a fair value liability and $0.7 million of accrued interest. The $10.4 million was recognized as a loss during the second quarter of fiscal 2006. See Note 19 — Subsequent Events.

Note 10 — Leases and Other Commitments

We lease our office and warehouse facilities, all but one of our retail stores, and most of our vehicles and equipment. Generally, store leases provide for minimum rentals and the payment of utilities, maintenance, insurance and taxes. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. The majority of lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each.

Operating lease rental expense is as follows ($ in thousands):

	Fiscal Year
	2005	2004	2003
		Restated	Restated

Minimum rentals	$122,378	$114,613	$115,668
Contingent rentals	1,068	1,125	1,301
Sublease rentals	(8,306)	(8,907)	(9,838)

	$115,140	$106,831	$107,131

Future minimum lease obligations (income) under non-cancelable leases at January 29, 2006 are as follows ($ in thousands):

	Capital	Operating	Sublease
	Leases	Leases	Rentals

Fiscal 2006	$11,617	$138,350	$(7,405)
Fiscal 2007	8,616	125,608	(5,422)
Fiscal 2008	5.511	104,343	(3,099)
Fiscal 2009	3,716	83,306	(1,524)
Fiscal 2010	1,407	67,386	(883)
Thereafter	802	242,403	(1,560)

	31,669	$761,396	$(19,893)

Less: amounts representing interest	(4,063)

Present value of obligations	27,606
Less: current portion	(9,500)

Long-term obligation	$18,106

On March 7, 2005, the Company entered into a five year logistics services agreement with Penske Logistics (“Penske”) whereby Penske provides substantially all of transportation services needs for inventory movement between each of our distribution centers, warehouses and stores. Billings from Penske contain bundled fixed and variable components covering the costs of dispatching, drivers, fuel, maintenance, equipment and other costs of providing the services. The agreement has a five-year term but is cancellable by either party at each anniversary date of the agreement. Should the Company cancel the agreement early without cause, we would be subject to certain costs of early termination. Amounts expensed and paid to Penske for logistics services were approximately $15.6 million for the period of March 7, 2005 through January 29, 2006.

Note 11 — Employee Benefit Plans

We provide various health, welfare and disability benefits to our full-time employees that are funded primarily by Company contributions. Other than for certain of our senior executives, we do not provide post-employment or post-retirement health care or life insurance benefits to our employees.

Supplemental Retirement Plan Agreement

We have a supplemental retirement plan agreement with our Chairman and Chief Executive Officer which provides supplemental retirement benefits for a period of 10 years beginning on the first anniversary of the effective date of termination of his employment for any reason other than for Cause (as defined in such retirement plan agreement). The benefit amount in this agreement is fully vested and payable to our Chairman and Chief Executive Officer at a rate of $600,000 per annum. In January 2006, this agreement was amended to make such changes as were necessary to bring the agreement into compliance with the American Jobs Creation Act of 2004. We have accrued the entire present value of this obligation as of January 29, 2006.

Retirement Program

We sponsor a 401(k) plan that is available to all our employees who, up until December 3, 2006, had to have completed one year of continuous service to be eligible. Effective October 1, 1997, we match from 40% to 60% of employee contributions in 10% increments, based on years of service, up to 4% of the participant’s base salary. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code of 1986, as amended. Our matching contributions totaled $1.5 million, $1.5 million and $1.2 million for fiscal 2005, 2004 and 2003, respectively. Effective January 1, 2007, we amended the 401(k) plan to provide immediate eligibility for participation at the date of hire if the employee is at least 21 years of age; however, no Company matching contributions are to be made until one year of plan participation (or three years of Company service).

Effective January 1, 2006, we also sponsor the CSK Auto, Inc. Deferred Compensation Plan, an unfunded deferred compensation plan maintained primarily to provide deferred compensation benefits for a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended. The Deferred Compensation Plan permits participants voluntarily to defer up to 50% of their salary and 100% of their annual bonus without regard to the limitations under the Internal Revenue Code applicable to the Company’s tax-qualified plans. In addition, any refunds made to a participant from the Company’s 401(k) Plan will be automatically transferred to the Deferred Compensation Plan. The Company may also make matching contributions to a participant’s account under this plan. Deferred amounts and any matching contributions under the Deferred Compensation Plan are 100% vested at all times, and are invested on behalf of the participant in investment vehicles selected from time to time by the administrators of the plan. Benefits are payable at retirement in either a lump sum or installments for up to 12 years. Benefits upon a termination of employment prior to retirement are payable only in a lump sum.

Long-Term Incentive Plan

In fiscal 2005, the Compensation Committee of our Board of Directors adopted the CSK Auto Corporation Long-Term Incentive Plan. The LTIP was established within the framework of the CSK Auto Corporation 2004 Stock and Incentive Plan, pursuant to which cash-based incentive bonus awards may be granted based upon the satisfaction of specified performance criteria. The Board also approved and adopted forms of Incentive Bonus Unit Award Agreements used to evidence the awards under the LTIP. Under the terms of the LTIP, participants (senior executive officers only) were awarded a certain number of incentive units that are subject to a four-year vesting period (25% per year) as well as stock performance criteria. Subject to specific terms and conditions governing a change in control of the Company, each incentive bonus unit, when vested, represents the participant’s right to receive cash payments from the Company on specified payment dates equal to the amounts, if any, by which the average of the per share closing prices of the Company’s common stock on the New York Stock Exchange over a specified period of time (after release by the Company of its fiscal year earnings) (the “measuring period”) exceeds $20 per share (which figure is subject to certain adjustments in the event of a change in the Company’s capitalization).

The awards granted under the LTIP are considered to be service-based, cash settled stock appreciation rights (“SARs”). The award is classified as a liability as the LTIP requires the units to be paid in cash. The Company does not have the option to pay the participant in any other form. While the amount of cash, if any, that will ultimately be received by the participant is not known until the end of the measuring period, the only condition that determines whether the award is vested is whether the employee is still employed by the Company (i.e., completes the required service) at the payment date. Since the amount of cash to be received by the participant is indeterminate at the grant date, SARs are subject to variable plan accounting treatment prior to adoption of SFAS No. 123R whereby the intrinsic value of the award is recognized each period (multiplied by the related percentage of service rendered). FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) requires that the compensation cost for such awards be recognized over the service period for each separately vesting tranche of award as though the award were, in substance, multiple awards.

The Company concluded that, for purposes of initial recognition, the initial award date occurred on June 28, 2005, as both the number of units that each initial participant was entitled to and the exercise price were known by such initial participants at that date. However, since the Company’s stock price did not exceed $20 at any time from the measurement date through the end of fiscal 2005, no compensation cost was recognized, and no pro-forma expense for this award is reflected in the SFAS No. 123 disclosures.

The LTIP units are classified as a liability award under SFAS No. 123R, and as such, the modified prospective transition rules under SFAS No. 123R requires that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. Accordingly, the adoption of the SFAS No. 123R fair value method will have an impact on the Company’s results of operations upon adoption in fiscal 2006, although it will have no impact on the Company’s overall financial position. Based upon share-based award activity in fiscal 2006, the Company incurred approximately $0.3 million of expense for the LTIP units in fiscal 2006, and recorded $1.0 million, net of tax, for the cumulative effect of a change in accounting principle for the LTIP transition under SFAS No. 123R. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.

2004 Stock and Incentive Plan

In June 2004, our shareholders approved the CSK Auto Corporation 2004 Stock and Incentive Plan (the “Plan”), which replaces all of the following previously existing plans: (1) the 1996 Associate Stock Option Plan; (2) the 1996 Executive Stock Option Plan; (3) the 1999 Executive Stock Option Plan; and (4) the CSK Auto Corporation Directors Stock Plan. Approximately 1.9 million options to purchase shares of our common stock granted under these prior plans were still outstanding at the inception of the new Plan. These options can still be exercised by the grantees according to the provisions of the prior plans. Pursuant to the provisions of the Plan, any of these options which are cancelled under the prior plans will be added to shares available for issuance under the Plan.

The Plan is administered by the Compensation Committee of our Board of Directors, which has broad authority in administering and interpreting the Plan. We believe the Plan promotes and closely aligns the interests of our employees and directors with our stockholders by permitting the award of stock-based compensation and other performance-based compensation. We believe the Plan will strengthen our ability to reward performance that enhances long-term stockholder value and to attract and retain outstanding employees and executives. Plan participation is limited to employees of the Company, any subsidiary or parent of the Company and directors of the Company.

The Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. Under the Plan, the number and kind of shares as to which options, stock appreciation rights, restricted stock, stock units, incentive bonuses or other stock unit awards may be granted is 4.0 million shares of our common stock plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan. The number of shares that can be granted for certain of the items listed above may be restricted per the Plan document. In no event will any option be exercisable more than 10 years after the date the option is granted. In general, the stock incentives vest in three years. As of January 29, 2006, there were approximately 2.0 million shares available for grant.

During fiscal 2005 and 2004, the Company issued 88,226 shares and 82,885 shares of restricted stock, respectively, at an average market price of $15.84 and $13.23, respectively, to our executive officers and other associates pursuant to the Plan. Approximately $1.3 million and $1.2 million was recorded in fiscal 2005 and 2004, respectively, as deferred compensation with an offset to additional paid-in capital in stockholders’ equity on the consolidated balance sheets. The deferred compensation in stockholders’ equity will be amortized to expense over the three year vesting period of each grant. Compensation expense of $0.6 million and $0.1 million was recorded during fiscal 2005 and 2004, respectively.

Options Activity

Activity in all of our stock option plans is summarized as follows:

		Weighted	Weighted		Weighted
	Number	Average	Average		Average
	of	Exercise	Fair	Options	Exercisable
	Shares	Price	Value	Exercisable	Price

Balance at February 2, 2003	3,215,817	$13.04		2,255,424	$13.13
Granted at market price	190,746	13.54	4.39
Exercised	(1,348,279)	11.83
Cancelled	(188,975)	13.54

Balance at February 1, 2004	1,869,309	13.91		1,058,713	$14.27
Granted at market price	1,127,896	13.78	5.55
Exercised	(188,858)	10.97
Cancelled	(161,515)	16.22

Balance at January 30, 2005	2,646,832	13.92		964,898	$13.87
Granted at market price	918,527	15.92	5.74
Exercised	(105,590)	10.70
Cancelled	(252,360)	17.94

Balance at January 29, 2006	3,207,409	$14.31		2,368,144	$14.56

The following table summarizes information about our stock options at January 29, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining	Average		Exercisable
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$2.75 - $ 9.87	305,643	2.95	$8.85	297,627	$8.84
$9.97 - $12.34	484,792	3.04	11.03	481,960	11.03
$12.35 - $13.32	950,010	5.68	13.31	358,218	13.30
$13.34 - $14.40	372,461	3.89	14.15	192,476	14.00
$14.41 - $16.35	792,729	6.26	16.22	736,889	16.30
$16.42 - $36.53	301,774	2.32	23.44	300,974	23.46

$2.75 - $36.53	3,207,409	4.64	$14.31	2,368,144	$14.56

In the fourth quarter of fiscal 2005, the Board of Directors approved the acceleration of the vesting of all “underwater” stock options (those stock options previously granted with exercise prices above $15.90, the market price of the Company’s stock on January 27, 2006) previously awarded to employees and executive officers. Option awards granted subsequent to the Board’s action are not included in the acceleration and will vest equally over the service period established in the award, typically three years. The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon the planned adoption of SFAS No. 123R in fiscal 2006.

As a result of the vesting acceleration, options to purchase approximately 770,775 shares became exercisable immediately; however, restrictions on the sale of any such shares obtained by way of the exercise of accelerated options were imposed to minimize unintended personal benefits to the option holders. Sales of such shares may not occur until the original vesting dates, and sales of any such shares by officers and employees who terminate their employment with the Company (subject to certain exceptions in the case of retirement, death, disability and change of control) are disallowed for three years following the later of the date of their termination of employment or their exercise of the options.

We have completed an internal review of the accounting for our historical stock option granting practices since our initial public offering in March 1998. The review identified a small number of immaterial adjustments to stock compensation expense due to accounting and administrative errors which have been included in the restatement described in Note 1 — Restatement of Consolidated Financial Statements.

Note 12 — Income Taxes

The provision (benefit) for income taxes is comprised of the following ($ in thousands):

	Fiscal Year
	2005	2004	2003
		(Restated)	(Restated)

Current
Federal	$1,156	$1,362	$23
State	84	10	106

	1,240	1,372	129
Deferred
Federal	29,626	31,576	(13,274)
State	6,382	6,502	(1,593)

	36,008	38,078	(14,867)

Total	$37,248	$39,450	$(14,738)

The following table summarizes the differences between our provision for income taxes and the statutory provision ($ in thousands):

	Fiscal Year
	2005	2004	2003
		(Restated)	(Restated)

Income (loss) before income taxes	$95,038	$99,012	$(36,686)
Federal income tax rate	35%	35%	35%

Expected provision (benefit) for income taxes	33,263	34,654	(12,840)
Permanent wage add-back for federal tax credits	151	185	151
Non-deductible executive compensation	—	251	—
Non-deductible offering costs	—	—	94
Other permanent differences	33	135	77
State taxes, net of federal benefit	4,114	4,263	(886)
Changes to tax reserves	1,096	—	(800)
Tax credits and other	(1,409)	(38)	(534)

Actual provision (benefit) for income taxes	$37,248	$39,450	$(14,738)

The current and non-current deferred tax assets and liabilities reflected in the balance sheet consist of the following ($ in thousands):

	January 29,	January 30,
	2006	2005
		(Restated)

Current deferred income taxes:
Store closing costs	$1,196	$1,007
Accrued employee benefits	16,101	14,590
Credits and other benefits	369	2,500
Property taxes	(2,146)	(2,444)
Provision for bad debts	171	224
Tax loss carryforwards	5,267	23,458
Inventory valuation differences	12,485	12,439
Vendor allowances	—	12,080
Other	4,992	3,436
Valuation allowance	(629)	(886)

Total current deferred income tax asset (liability)	37,806	66,404

Non-current deferred income taxes:
Store closing costs	1,580	2,048
Capital lease expenditures	(1,478)	(134)
Deferred rent and incentives	7,626	14,961
Credits and other benefits	10,608	8,193
Depreciation and amortization	(45,708)	(26,942)
Tax loss carryforwards	40,306	39,181
Call warrants for convertible debt	10,610	—
Other	(1,576)	(3,433)
Valuation allowance	(1,123)	(866)

Total non-current deferred income tax asset (liability)	20,845	33,008

Net deferred tax asset	$58,651	$99,412

We have recorded deferred tax assets of approximately $45.6 million as of January 29, 2006 reflecting the benefit of federal and state tax loss carryforwards approximating $124.9 million and $64.7 million, which begin to expire in 2021 and 2006, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized with the exception of a portion of California Enterprise Zone credits and a portion of Arizona net operating losses for which management has determined that a valuation allowance in the amount of $1.4 million and $0.3 million, respectively, is necessary.

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

Note 13 — Store Closing Costs

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

We account for the costs of closed stores in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, costs of operating lease commitments for a closed store are recognized as expense at fair value at the date we cease operating the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.

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

As of January 29, 2006, we had a total of 185 locations included in the allowance for store closing costs, consisting of 131 store locations and 54 service centers. Of the store locations, 13 locations were vacant and 118 locations were subleased. Of the 54 service centers included in the allowance, five were vacant and 49 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.

Activity in the allowance for store closing costs and the related payments for fiscal 2005 is as follows ($ in thousands):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)

Balance, beginning of year	$7,774	$12,001	$4,422
Store closing costs:
Adjustment of allowance to reflect change in exit strategy under SFAS No. 146	—	—	12,203
Provision for store closing costs	246	285	5
Other revisions in estimates	1,505	604	314
Accretion	420	552	—
Operating expenses and other	732	788	—

Store closing costs	2,903	2,229	12,522
Purchase accounting adjustments:
Murray’s Discount Auto Stores	324	—	—
Payments:
Rent expense, net of sublease recoveries	(2,227)	(2,895)	(3,303)
Occupancy and other expenses	(740)	(787)	(859)
Sublease commissions and buyouts	(1,001)	(2,774)	(781)

Total payments	(3,968)	(6,456)	(4,943)

Balance, end of year	$7,033	$7,774	$12,001

During fiscal 2005, we recorded the following: (1) $0.2 million in charges associated with fiscal 2005 store closures; (2) $1.5 million in charges resulting from revisions in estimates, primarily related to stores that were subleased and became vacant as well as rent increases in master lease agreements; (3) $0.4 million associated with accretion expense relating to the discounting of closed store liabilities; and (4) $0.7 million associated with other operating expenses such as utilities, repairs and maintenance costs that are expensed as incurred.

During fiscal 2004, we recorded the following: (1) $0.2 million in charges associated with fiscal 2004 store closures; (2) $0.6 million in charges resulting from revisions in estimates; (3) $0.6 million associated with accretion expense relating to the discounting of closed store liabilities; and (4) $0.8 million associated with other operating expenses such as utilities, repairs and maintenance costs that are expensed as incurred.

During fiscal 2003, we recorded the following: (1) $12.2 million in charges associated with the reversal of the reserve established under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and the establishment of a new closed store reserve in accordance with the guidance in SFAS No. 146; (2) $0.2 million in charges under SFAS No. 146 associated with the closure of 13 stores, with the majority closed at the expiration of the master lease; and (3) revisions in estimates of $0.3 million resulting from changes in estimated vacancy periods and lower realized sublease rates.

As a result of the refinancing transaction we completed in January 2004, we increased our cash flow and financial flexibility, enabling us to pursue an alternate strategy to reduce our portfolio of closed stores, which includes lease buyouts and foregoing lease extensions on locations that we subleased at a marginal profit. This change in strategy required us to establish a new closed store reserve based upon the guidance in SFAS No. 146 and reverse the existing closed store reserve that was previously established under EITF 94-3. SFAS No. 146 requires that costs under a lease contract for a closed store be recognized at fair value and that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). This change in methodology resulted in a non-cash charge of $12.2 million during the fourth quarter of fiscal 2003. The charge reflects the elimination from the reserve of net sublease income previously recorded for leases with incremental estimated sublease income in excess of the cost of the original lease, partially offset by the discounting of net cash outflow. Sublease income in excess of costs associated with the lease is recognized as it is earned.

Our net cash outflows for closed store locations were approximately $3.6 million during fiscal 2006. We funded these cash outflows and plan to fund future cash outflows from normal operating cash flows. We relocated 8 stores and closed 9 stores (excluding relocated stores) in fiscal 2006. The majority of these closures occurred near the end of the lease terms, resulting in minimal closed store costs.

Note 14 —	Stockholders’ Equity

Stock Repurchase Program

On July 25, 2005, we announced a share repurchase program for the purchase of up to $25.0 million (aggregate purchase price) of our common stock in connection with the refinancing transactions we completed in 2005 (discussed in Note 8 — Long Term Debt, above). In the second quarter of 2005, we repurchased 1,409,300 shares of common stock for an aggregate purchase price of $25.0 million.

Note 15 —	Transactions and Relationships with Related Parties

Upon his retirement as President and Chief Operating Officer of the Company in April 2000, the Company entered into an employment agreement with Mr. James Bazlen, a member of our Board of Directors, for the performance of specific projects for the Company, as designated by the Chief Executive Officer or President, for an annual base salary ($50,000 since April 2005) and continued payment of certain medical, dental, insurance, 401(k) and other benefits. This agreement is terminable by either party upon written notice. In connection with his membership on our Board of Directors, Mr. Bazlen receives all compensation (including annual grants of stock options), except for the Annual Stipend, that is provided to our outside directors under the Outside Director Compensation Policy described in Item 11, “Executive Compensation,” under the caption “Compensation of Directors.”

We have from time to time entered into certain investment banking relationships with Lehman Brothers Inc. (“Lehman”). Mr. William A. Shutzer, a current member of our Board of Directors, was formerly employed with Lehman in various capacities and provided consulting services to Lehman from December 2003 until April 2004. Mr. Shutzer, or a company by which he is employed, may provide investment banking or other financial advisory services to the Company in the future. For this reason, the Board of Directors made a determination that he is not “independent” pursuant to the NYSE Listing Standards.

The Company entered into an agreement on November 18, 2005 with Evercore Financial Advisors L.L.C. (“Evercore”) for certain financial advisory services in connection with our acquisition of Murray’s. William A. Shutzer, one of our directors, is a Senior Managing Director of Evercore. Under the agreement, we agreed to pay, and the Board of Directors approved the payment of $1.4 million to Evercore upon the successful closing of the transaction. The agreement also contained standard terms and conditions. We closed the Murray’s transaction on December 19, 2005. In May 2006 we entered into an agreement with Evercore for financial advisory services in connection with our refinancing in fiscal 2006, resulting in payments to Evercore of approximately $610,000. See Note 19 — Subsequent Events.

During 2005, Maynard Jenkins, Chairman of the Board of Directors and Chief Executive Officer of the Company, performed consulting services for an unaffiliated entity relating to a proposed acquisition for which he was paid a fee of $250,000. When he accepted the consulting engagement, Mr. Jenkins did not recall that his employment agreement with the Company (which initially was executed in 1998) requires prior approval by the Board of any outside work for compensation. In early 2006, this matter was raised by Mr. Jenkins with the Board and the Board requested, and Mr. Jenkins agreed, that he remit the after-tax proceeds of the consulting fee to the Company. As a result, in March, 2006, Mr. Jenkins paid to the Company the amount of $147,060.

Note 16 —	Legal Matters

Securities Class Action Litigation

On June 9 and 20, 2006, two shareholder class actions alleging violations of the federal securities laws were filed in the United States District Court for the District of Arizona against the Company and certain current and former officers, one of whom is also a director. The cases are entitled Communications Workers of America Plan for Employees Pensions and Death Benefits v. CSK Auto Corporation, et al., No. Civ. 06-1503 PHX DGC (“Communications Workers”) and Wilfred Fortier v. CSK Auto Corporation, et al., No. Civ. 06-1580 PHX DGC. The cases were consolidated on September 18, 2006, with the Communications Workers case as the lead case. The consolidated actions have been brought on behalf of a putative class of purchasers of our common stock between March 20, 2003 and April 13, 2006, inclusive. The consolidated complaint, filed on November 30, 2006, alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, promulgated thereunder, as well as Section 20(a) of the Securities Exchange Act of 1934. The Company and the individual defendants filed motions to dismiss, arguing that the plaintiffs failed to adequately plead violations of the federal securities laws. On March 28, 2007, the court issued an order granting the motion to dismiss, with leave to amend. Plaintiffs filed an amended consolidated complaint on April 26, 2007, alleging violations of the same federal securities laws and adding additional factual allegations. The amended consolidated complaint names as defendants the Company and three individuals: Maynard Jenkins (Chairman of the Board and Chief Executive Officer), Martin Fraser (former President and Chief Operating Officer) and Don Watson (former Chief Financial Officer and former Chief Administrative Officer). The amended consolidated complaint alleges that defendants issued false statements before and during the class period about our income, earnings and internal controls, allegedly causing our stock to trade at artificially inflated prices during the class period. The complaint seeks recovery of damages in an unspecified amount. This litigation is in its early stages, and we cannot predict its outcome; however, it is reasonably possible that the outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Shareholder Derivative Litigation

On July 31, 2006, a shareholder derivative action was filed in the United States District Court for the District of Arizona against certain of the Company’s current and former officers and all current and certain former directors.

The Company is a nominal defendant. On March 2, 2007, plaintiff filed an amended derivative complaint. The amended derivative complaint alleges claims under Section 304 of the Sarbanes Oxley Act of 2002 and for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The amended derivative complaint seeks, purportedly on behalf of the Company, damages, restitution, and equitable and injunctive relief. On April 2, 2007, the Company filed a motion to dismiss the amended derivative complaint or, in the alternative, to stay the litigation that is pending before the court. The motion to dismiss argues that plaintiff has failed to plead facts establishing that plaintiff was excused from making a demand on the Company’s board of directors to pursue these claims. The individual defendants joined in the motion to dismiss, or, in the alternative, to stay. This litigation is also in its early stages, and we cannot predict its outcome.

SEC Investigation

The SEC is conducting an ongoing investigation related to the financial disclosures of the Company during prior reporting periods. On November 27, 2006, the SEC served a subpoena on the Company seeking the production of documents from the period January 1, 1997 to the time of the subpoena related to certain aspects of the Company’s financial disclosures, including internal controls and accounting for inventories and vendor allowances. The Company is producing documents in response to the subpoena on a rolling basis. On December 5, 2006, the SEC also served subpoenas on certain of the Company’s current and former officers: Maynard Jenkins, Martin Fraser and Don Watson. The Company’s Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation into certain accounting matters. At this time, we cannot predict when the SEC investigation will be completed nor what its outcome will be.

Other Litigation

During the third quarter of fiscal 2003, we received notification from the State of California Board of Equalization (the “Board”) of an assessment for approximately $1.2 million for sales tax and approximately $0.6 million for related interest based on the Board’s audit findings for the tax periods of October 1997 through September 2000. During this time period, we refunded the sales tax associated with battery cores to customers who returned a battery core to our stores. The Board believed that the sales tax associated with the battery cores should have been remitted to the taxing authority rather than refunded to the customers. On February 6, 2006, we received notification from the Board that their position had changed and they were no longer seeking payment of any of the original assessment.

In a separate matter, on October 13, 2006, the Board issued its Notice of Determination for the period January 1, 2001 through January 4, 2004 seeking from us $666,386, including tax, interest and penalties. Less than half of that amount related to sales tax on returned cores. During this period, we changed our business practices to not refund to customers the sales tax associated with battery cores returned by them to our stores, which is the position advocated by the Board. The Company expensed and paid in fiscal 2006 approximately $375,000 with respect to other items of the assessment and filed a Petition for Redetermination with respect to the sales tax associated with battery cores. Based on the Board’s determination relative to the previous assessment described above, the Company does not believe it has liability for the portion of the assessment relating to the sales tax associated with returned battery cores.

We were served on October 26, 2004 with a lawsuit that was filed in the Superior Court in San Diego, California. The case was brought by a former sales associate in California who resigned in January 2003, and purports to be a class action on behalf of all current and former California hourly store employees claiming that plaintiff and those similarly situated were not paid for: (i) all time worked (i.e. “off the clock” work), (ii) the minimum reporting time pay when they reported to work a second time in a day, (iii) all overtime due, (iv) all wages due at termination, and (v) amounts due for late or missed meal periods or rest breaks. Plaintiff also alleges that we violated certain record keeping requirements arising out of the foregoing alleged violations. The lawsuit (i) claims these alleged practices are unfair business practices, (ii) requests back pay, restitution, penalties for violations of various Labor Code sections and for failure to pay all wages due on termination, and interest for the last four years, plus attorney fees, and (iii) requests that the Company be enjoined from committing further unfair business practices. The Company believed it had meritorious defenses to all of these claims and defended the claims vigorously. In the second quarter of fiscal 2006, the court refused the plaintiff’s request to certify the class. We subsequently settled the plaintiff’s individual claim for a nominal amount and the suit was dismissed. A liability for this matter has not been recorded in our consolidated financial statements.

We currently and from time to time are involved in other litigation incidental to the conduct of our business, including but not limited to asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. We do not currently believe that any of these other legal claims incidental to the conduct of our business, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows.

Note 17 —	Fair Value of Financial Instruments

The estimated fair values of our financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows ($ in thousands):

	January 29, 2006		January 30, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Receivables	$29,861	$29,861	$31,109	$31,109
Amounts due under senior credit facility	$94,000	$94,000	$252,450	$252,450
Obligations under 3.375% senior exchangeable notes	$125,000	$118,281	$—	$—
Obligations under 4.625% senior exchangeable notes	$100,000	$105,325	$—	$—
Obligations under 7% senior subordinated notes	$218,279	$183,403	$220,519	$213,769

Note 18 —	Guarantees

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

We have issued standby letters of credit related to insurance coverage, lease obligations and other matters that expire during fiscal 2006. As of January 29, 2006, total amounts committed under these letters of credit were $30.2 million.

Note 19 —	Subsequent Events

On March 27, 2006, we announced our inability to file our fiscal 2005 consolidated financial statements with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements, which created potential default implications under our borrowing agreements. As a result, we completed a tender offer for our 7% Notes in which we repurchased $224.96 million of the 7% Notes, repaid all $125.0 million of our 3 3/8% Notes upon the acceleration of their maturity, and entered into a supplemental indenture with respect to our 4 5/8% Notes pursuant to which any default arising from our filing delays was waived and potential filing defaults were eliminated until June 30, 2007 in return for more favorable interest and exchange rate terms as outlined below. We also entered into a $350.0 million term loan facility (the “Term Loan Facility”), which was used to pay the tender offer consideration for the 7% Notes and to repay the 3 3/8% Notes upon their acceleration.

In June 2006, we commenced a cash tender offer and consent solicitation with respect to our 4 5/8% Notes. We did not purchase any notes in the tender offer because holders of a majority of the outstanding 4 5/8% Notes did not tender in the offer prior to its expiration date. We later obtained the consent of the holders of a majority of the 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were issued that (i) waived any default arising from Auto’s failure to file certain financial information with the Trustee for the notes, (ii) exempted Auto from compliance with the SEC filing covenants in the indenture until June 30, 2007, (iii) increased the interest rate of the notes to 6 3/4% per year until December 15, 2010 and 6 1/2% per year thereafter, and (iv) increased the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of notes. All other terms of the indenture are unchanged from those disclosed in Note 8 — Long-Term Debt. Costs associated with the tender offer and supplemental indenture were approximately $0.5 million and were recognized in operating and administrative expenses in the second quarter of fiscal 2006. Under the registration rights agreement, additional interest of 25 basis points began to accrue on the 4 5/8% Notes in March 2006 and increased to 50 basis points in June 2006. In total, we incurred approximately $1.5 million in additional interest expense in fiscal 2006 related to the increase in the coupon interest rate to 6 3/4% and the additional interest expense under the registration rights agreement. Also, under GAAP our changes to the 4 5/8% Notes will be recorded in fiscal 2006 as a modification, not an extinguishment of the debt. The Company will record the increase in the fair value of the exchange option as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount will be amortized to interest expense following the interest method to the first date the noteholders could require repayment. We expect the debt discount amount to be approximately $7.7 million.

In July 2006, we completed the repurchase of virtually all of the 7% Notes and repaid all the 3 3/8% Notes upon the acceleration of their maturity for the principal amounts of $224.96 million and $125.0 million, respectively. Unamortized deferred financing fees at the time of refinancing the 7% Notes and the 3 3/8% Notes were $4.5 million and $4.0 million, respectively, and costs associated with these transactions were approximately $0.6 million, all of which was recognized as a loss on debt retirement during fiscal 2006. We also terminated our interest rate swap agreement, which was intended to hedge the fair value of $100.0 million of the 7% Notes. Consideration of $11.1 million was paid to terminate the swap, of which $10.4 million represented the fair value liability and $0.7 million represented accrued interest. The $10.4 million was recognized as a loss during fiscal 2006. In September 2006, the equity call option and warrant contracts were terminated and settled with the counterparty. We elected a cash settlement and received approximately $2.8 million for the call option and paid $1.4 million proceeds for the warrant contract. These amounts represented the fair value of the contracts at the termination date and were recorded as additional paid-in capital in fiscal 2006.

In order to repay the 7% Notes and the 3 3/8 Notes described above, we entered into a $350.0 million Term Loan Facility in June 2006. The loans under the Term Loan Facility (the “Term Loans”) bear interest at a base rate or the LIBOR rate, plus a margin that will fluctuate depending upon the rating of the Term Loans. The Term Loans are guaranteed by the Company and CSKAUTO.COM, Inc., a wholly owned subsidiary of Auto. The Term Loans are secured by a second lien security interest in the inventory and receivables of Auto and the guarantors and by a first lien security interest in substantially all of their other assets. The Term Loans shall be repaid in consecutive quarterly installments, commencing December 31, 2006 in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable in full on the sixth anniversary of the closing date, or June 30, 2012. The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year, transactions with affiliates, lines of business, and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. Costs associated with the Term Loan Facility were approximately $10.8 million and will be amortized to interest expense following the interest method over the six-year term of the facility beginning June 30, 2006.

On April 27, 2007 we entered into an amendment to the Term Loan Facility that increased the maximum leverage ratio permitted under the Facility in order to minimize the possibility that we would be unable to comply with the Facility’s leverage ratio covenants for the first two quarters of fiscal 2007 and revised the definition of the defined term “Leverage Ratio” to exclude undrawn letters of credit, which had typically been excluded from this calculation in our prior debt agreements.

In June 2006, in connection with our inability to timely file our periodic reports with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements, we entered into a waiver with respect to our Senior Credit Facility, a supplemental indenture to the indenture under which our 6 3/4% Notes were issued and a new Term Loan Facility, all of which contain deadlines by which we must file certain unfiled SEC periodic reports. The earliest of these deadlines is the one in the Senior Credit Facility, which requires such filings to be made by June 13, 2007. Costs associated with the waiver were approximately $1.6 million, and were recorded as deferred financing costs. While we believe we will be able to meet this deadline, if we were to fail to do so, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money or refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.

Note 20 —	Quarterly Results (unaudited)

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

The following table sets forth certain quarterly unaudited operating data for fiscal 2005 and 2004. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. Please note the sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations. The Company has restated its previously issued unaudited consolidated financial statements for the first three quarters of fiscal 2005 and all quarters in fiscal 2004. The fiscal 2005 quarterly restatement will be given full effect in the financial statements to be included in the Company’s

Quarterly Reports on Form 10-Q for the fiscal 2006 quarters, when they are filed. (See Note 1 for a description of the restatement.)

	Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)	(a)
	(In thousands, except per share amounts)

Results of operations
Net sales, as previously reported	$397,201	$419,048	$408,318
Adjustment to net sales for core returns	8,433	8,659	8,793
Reclassification to net sales for rebates	(342)	(1,006)	(1,121)
Adjustment to net sales for sales returns	(16)	(97)	(71)

Net sales, as restated	$405,277	$426,604	$415,919	$403,485

Gross profit, as previously reported	$179,983	$192,966	$188,239
Change in inventory and cost of sales	6,257	4,956	295
Change in vendor allowance recognition	2,300	1,377	6,769

Gross profit, as restated	$188,540	$199,298	$195,302	$203,471

Operating profit, as previously reported	$21,785	$31,365	$24,808
Change in inventory	5,440	4,987	520
Change in vendor allowance recognition	2,300	1,377	6,769
Other adjustments	677	(144)	1,161

Operating profit, as restated	$30,202	$37,584	$33,258	$29,193

Interest expense, as previously reported	$8,570	$8,300	$7,585
Other adjustments	156	139	(31)

Interest expense, as restated	$8,726	$8,439	$7,554	$8,880

Net income, as previously reported	$8,045	$13,058	$10,517
Restatement adjustments, net of tax	5,013	3,691	5,147

Net income, as restated	$13,058	$16,749	$15,664	$12,319

Earnings per share:
Basic, as previously reported	$0.18	$0.29	$0.24
Restatement adjustments, net of tax	0.11	0.33	(0.13)

Basic, as restated	$0.29	$0.62	$0.11	$0.28

Diluted, as previously reported	$0.18	$0.29	$0.24
Restatement adjustments, net of tax	0.11	0.32	(0.14)

Diluted, as restated	$0.29	$0.61	$0.10	$0.28

(a)	Amounts and per share amounts for the fourth quarter of fiscal 2005 have not been previously reported and, accordingly, amounts as shown represent currently reported amounts.

	Fiscal Year 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)	(Restated)

Results of operations
Net sales, as previously reported	$397,054	$409,057	$401,457	$369,892
Adjustment to net sales for core returns	8,260	8,216	8,630	7,787
Reclassification to net sales for rebates	(1,621)	(1,444)	(1,154)	(1,149)
Adjustment to net sales for sales returns	(164)	79	70	20

Net sales, as restated	$403,529	$415,908	$409,003	$376,551

Gross profit, as previously reported	$188,695	$194,068	$187,906	$163,191
Change in inventory and cost of sales	(4,884)	2,353	5,562	9,811
Change in vendor allowance recognition	(5,267)	3,690	1,907	18,395
Other adjustments	—	—	—	—

Gross profit, as restated	$178,544	$200,111	$195,375	$191,397

Operating profit, as previously reported	$29,657	$33,009	$28,306	$5,156
Change in inventory and cost of sales	(4,506)	2,381	5,566	9,169
Change in vendor allowance recognition	(5,267)	3,690	1,907	18,395
Other adjustments	1,856	2,100	835	1,635

Operating profit, as restated	$21,740	$41,180	$36,613	$34,356

Interest expense, as previously reported	$8,614	$7,966	$8,217	$8,663
Other adjustments	103	93	117	78

Interest expense, as restated	$8,717	$8,059	$8,334	$8,741

Net income, as previously reported	$12,815	$15,264	$12,227	$(3,425)
Restatement adjustments, net of tax	(4,867)	4,903	4,971	17,674

Net income, as restated	$7,948	$20,167	$17,198	$14,249

Earnings (loss) per share:
Basic, as previously reported	$0.28	$0.34	$0.27	$(0.07)
Restatement adjustments, net of tax	(0.11)	0.10	0.11	0.39

Basic, as restated	$0.17	$0.44	$0.38	$0.32

Diluted, as previously reported	$0.28	$0.34	$0.26	$(0.07)
Restatement adjustments, net of tax	(0.11)	0.09	0.12	0.38

Diluted, as restated	$0.17	$0.43	$0.38	$0.31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

AUDIT COMMITTEE INVESTIGATION AND RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

Overview

The Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly financial information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report have been restated to correct errors and irregularities of the type identified in the Audit Committee-led investigation (primarily focused in the Company’s accounting for inventory and vendor allowances) and other accounting errors and irregularities identified by the Company in the course of the restatement process, all more fully described in the “Background” section below.

The Audit Committee concluded that the errors and irregularities were primarily the result of actions directed by certain personnel and an ineffective control environment which, among other things, permitted the following to occur:

•	recording of improper accounting entries as directed by certain personnel;

•	inappropriate override of, or interference with, existing policies, procedures and internal controls;

•	withholding information from, and providing of improper explanations and supporting documentation to, the Company’s Audit Committee and Board of Directors, as well as its internal auditors and independent registered public accountants; and

•	discouraging employees from raising accounting related concerns and suppressing accounting related inquiries that were made.

In September 2006, upon the substantial conclusion of the Audit Committee-led investigation, the Company announced the departures of the Company’s President and Chief Operating Officer, Chief Administrative Officer (who, until October 2005, served as the Company’s Senior Vice President and Chief Financial Officer) and several other individuals (including its Controller) within the Company’s Finance organization.

Management, with the assistance of numerous experienced accounting consultants (other than its firm of independent registered public accountants) that the Company had retained near the onset of the investigation to assist the new Chief Financial Officer with the restatement efforts, continued to review the Company’s accounting practices and identified additional errors and irregularities, which have been corrected in this restatement and are included in the discussion under “Management’s Report on Internal Control Over Financial Reporting” presented below.

Background

In the Company’s 2004 Annual Report, management concluded that the Company did not maintain effective internal control over financial reporting as of January 30, 2005 due to the existence of material weaknesses as described in the 2004 Annual Report. The plan for remediation at that time called for, among other things, the Company to enhance staffing and capabilities in its Finance organization. During fiscal 2005, we made several enhancements to our Finance organization including the October 2005 hiring of a new Senior Vice President and Chief Financial Officer. In the fourth quarter of 2005, new personnel in our Finance organization raised questions regarding the existence of inventory underlying certain general ledger account balances, and an internal audit of vendor allowances raised additional concerns about the processing and collections of vendor allowances. Management’s review of these matters continued into our fiscal 2005 year-end financial closing. In early March 2006, it became apparent that inventories and vendor allowances were potentially misstated and that the effect was potentially material to the Company’s previously issued consolidated financial statements. The Audit Committee, acting through a Special Investigation Committee appointed by the Audit Committee consisting of the Audit

Committee Chairman and the Company’s designated Presiding Director, retained independent legal counsel who, in turn, retained a nationally recognized accounting firm, other than the Company’s independent registered public accountants, to assist it in conducting an independent investigation relative to the Company’s historical accounting for its inventories and vendor allowances.

On March 23, 2006, the Audit Committee concluded that, due to accounting errors and irregularities then noted, the Company’s (i) fiscal 2004 consolidated financial statements, as well as its consolidated financial statements for fiscal years 2003, 2002 and 2001, (ii) selected consolidated financial data for each of the five years in the period ended January 30, 2005, (iii) interim financial information for each of its quarters in fiscal 2003 and fiscal 2004 included in its 2004 Annual Report, and (iv) interim financial statements included in its Form 10-Qs for the first three quarterly periods of fiscal 2005, should no longer be relied upon. On March 27, 2006, the Company announced that it would be postponing the release of its fourth quarter and fiscal 2005 financial results pending the outcome of the Audit Committee-led investigation; that it would be restating historical financial statements; and that the Company’s consolidated financial statements for the prior interim periods and fiscal years indicated above should no longer be relied upon.

The initial and primary focus of the Audit Committee-led investigation was the Company’s accounting for inventory and for vendor allowances associated with its merchandising programs. However, the Audit Committee did not limit the scope of the investigation in any respect, which was subsequently broadened to encompass other potential concerns raised during the course of the investigation. Throughout and upon completion of the investigation, representatives of the Audit Committee and its legal and accounting advisors shared the results of the investigation with the Company’s independent registered public accounting firm and the SEC, which has commenced a formal investigation of these matters. As noted above, the Company continues to share information and believes it is cooperating fully with the SEC in its formal investigation.

During and following the Audit Committee-led investigation, the Company’s Finance personnel (consisting primarily of the Company’s new Chief Financial Officer and numerous experienced finance/accounting consultants the Company had retained near the onset of the investigation to assist the Chief Financial Officer with the restatement efforts), assisted by the Company’s Internal Audit staff, conducted follow-up procedures to ensure that the information uncovered during the investigation was complete, evaluated the initial accounting for numerous transactions and reviewed the activity in accounts in light of the newly available information to determine the propriety of the initial record-keeping and accounting. In the course of these follow-up procedures, the Company identified a number of other accounting errors and irregularities, all of which have been corrected in our restated consolidated financial statements and described in Note 1 — Restatement of Consolidated Financial Statements to the consolidated financial statements included in Item 8 of this Annual Report.

The legal and accounting advisors to the Audit Committee spent thousands of hours in the period from March through the end of September 2006 reviewing relevant documentation and interviewing current and former officers and employees of the Company. The investigation and restatement process identified numerous instances of improperly supported journal entries recorded to general ledger accounts, override of Company policies and procedures, absence of appropriately designed policies and procedures, misapplication of GAAP and other ineffective controls. In addition, the investigation identified evidence of both a “tone” among certain senior executives of the Company that discouraged the raising of accounting concerns and other behavior that was deemed to not be acceptable by our Disinterested Directors.

On September 28, 2006, the Company announced the substantial completion of the Audit Committee’s investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. The Company also announced that its President and Chief Operating Officer, Chief Administrative Officer (who, until October 2005, had served as the Company’s Senior Vice President and Chief Financial Officer) and several other individuals within the Company’s Finance area (including its Controller) were no longer employed by the Company. The Company also announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training.

Following the completion of the Audit Committee-led investigation, the Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company to develop a remediation plan to address the types of matters identified during the investigation. This remediation plan will reflect the input of the Disinterested Directors. While presently in the development phase, this remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes and policies, as well as departmental specific measures.

The investigation and restatement process took the Company more than one year to complete, and the Company paid approximately $26.0 million in legal, accounting consultant and audit fees in fiscal 2006 related to these matters. Additional, similar types of fees will continue to be incurred in fiscal 2007 in connection with the restatement, SEC investigation and shareholder lawsuits. The Company is unable to estimate the total costs to be incurred at the time of this filing.

Following completion of the Audit Committee-led investigation, management, with the assistance of numerous experienced accounting consultants, other than its independent registered public accountants, continued to work through the restatement process and complete its assessment of internal control over financial reporting as required by SOX 404.

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) was performed as of January 29, 2006, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our current Chief Executive Officer and our current Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 29, 2006 because of the material weaknesses described below. The Company performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained within this Annual Report were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention, or timely detection, of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of current management, including our current Chief Executive Officer and current Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2006. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control-Integrated Framework.”

Management excluded Murray’s Inc. from its assessment of internal control over financial reporting as of January 29, 2006 because Murray’s was acquired by the Company on December 19, 2005 and accounted for as a purchase business combination during the year ended January 29, 2006. Murray’s assets constituted approximately 6.8% of the Company’s total assets at January 29, 2006. For the year ended January 29, 2006, Murray’s represented approximately 1.4% of the Company’s net sales.

A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of January 29, 2006:

1) Control Environment:  The Company did not maintain an effective control environment based on the criteria established in the COSO framework. The Company failed to design controls to prevent or detect instances of inappropriate override of, or interference with, existing policies, procedures and internal controls. The Company did not establish and maintain a proper tone as to internal control over financial reporting. More specifically, senior management failed to emphasize, through consistent communication and behavior, the importance of internal control over financial reporting and adherence to the Company’s code of business conduct and ethics, which, among other things, resulted in information being withheld from, and improper explanations and inadequate supporting documentation being provided to, the Company’s Audit Committee, its Board of Directors, its internal auditors and independent registered public accountants. In addition, certain members of senior management created an environment that discouraged employees from raising accounting related concerns and suppressed accounting related inquiries that were made.

The material weakness in the Company’s control environment discussed above permitted or contributed to the following additional material weaknesses and the material weakness described at 2) below:

a) Accounting for Inventory — The Company’s lack of effective controls did not prevent or detect the inappropriate override of established procedures regarding the adjustment of inventories for the results of annual physical inventory counts at each of the Company’s distribution centers, warehouses and stores. In addition, the Company’s lack of effective controls did not prevent or detect inappropriate and inaccurate accumulations of inventory balances in in-transit accounts (i.e., store returns to warehouses, distribution centers and return centers; and to vendors), which was known or should have been known to several members of the Finance organization. The lack of effective controls permitted (i) errors in inventory balances to be inappropriately systematically amortized to cost of sales in improper periods; (ii) instances where improper adjustments were made to certain product costs within the perpetual inventory system that, together with improper journal entries to the general ledger, resulted in the overstatement of inventory and cost of sales being recognized in incorrect periods; and (iii) the inappropriate capitalization of inventory overheads (purchasing, warehousing and distribution costs) and vendor allowance receivables. Additionally, Company personnel did not properly oversee the processes for accounting for inventory warranties and did not establish adequate accrued liabilities for warranty returns from customers.

b) Accounting for Vendor Allowances — The Company’s lack of effective controls did not detect or prevent the inappropriate override of established procedures related to: (i) the review and approval process for initial vendor allowance agreements; (ii) the monitoring of modifications to existing vendor allowance agreements; and (iii) the accuracy of recording of various vendor allowance transactions, including applicable cash collections and estimates. Furthermore, as a result of the lack of a sufficient complement of personnel with the requisite level of accounting knowledge, experience and training in GAAP, as discussed in 2) below, the Company did not identify that provisions in certain agreements were required to be accounted for differently. The investigation revealed that improper debits were issued and applied to accounts payable for amounts the Company was not entitled to receive. These amounts were subsequently repaid to those vendors through direct cash payments, the foregoing of future cash discounts, the acceptance of increased prices on future purchases and paybacks through the warranty account. This material weakness resulted in errors in vendor allowance receivables, inventory, accounts payable and costs of sales accounts.

c) Accounting for Certain Accrued Expenses — The Company’s lack of effective controls did not prevent or detect the inappropriate override of established procedures to adjust workers’ compensation liabilities to amounts determined by independent actuaries. Errors in timing of incentive compensation accruals resulted from inadvertent misapplication of GAAP as well as the lack of effective controls which permitted override of established procedures. In addition, the Company identified improper and unsupported journal entries to the general ledger that resulted in the misstatement of certain accrued expense accounts and related operating and administrative expenses. This material weakness resulted in errors in certain accrued expenses and related operating and administrative expenses, including workers’ compensation liabilities and incentive compensation costs.

d) Accounting for Store Fixtures and Supplies — The Company’s lack of effective controls did not prevent or detect the override of established procedures for periodic physical inspections and usability evaluations of store fixtures held for future use in a warehouse. Specifically, the Company did not detect that certain of these assets were impaired or did not exist and that, as a result, their recorded cost was overstated. In addition, the Company’s controls failed to detect an inappropriate accumulation of costs related to store fixtures and supplies in general ledger accounts and the Company’s overstatement of supplies on hand in each store. This material weakness resulted in errors in its store fixtures (fixed assets) and supplies accounts (other current assets) and related operating and administrative expenses.

2) Resources, and Policies and Procedures to Ensure Proper and Consistent Application of GAAP:  The Company did not maintain effective controls over the application of GAAP. Specifically the Company failed to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. This material weakness in the Company’s resources and policies contributed to the following additional material weaknesses:

a) Accounting for Leases — The Company did not maintain effective controls over the completeness and accuracy of its accounting for lease related fixed assets and debt, related operating and administrative expenses and interest expense, and financial statement disclosures. Specifically, the Company did not detect that a vehicle master leasing arrangement was not properly evaluated under GAAP.

b) Allowance for Sales Returns — The Company did not maintain effective controls over the completeness of its allowance for sales returns and the related net sales, cost of sales, accrued liabilities and other current assets accounts. Specifically, the Company did not detect that it had inappropriately excluded an estimate for certain returns that were incorrectly classified as warranty and core returns in the Company’s methodology for determining an allowance for sales returns.

c) Accounting for Certain Accrued Expenses — The Company did not maintain effective controls over the completeness, valuation and reporting in the proper period of certain of its accrued expense accounts and related operating and administrative expenses. The Company identified numerous instances of errors in accrual accounts, including transactions not accounted for in accordance with GAAP, that were attributable to the Company’s lack of a sufficient complement of experienced personnel and written accounting policies and procedures in certain areas.

Each of the aforementioned material weaknesses resulted in adjustments to the Company’s fiscal 2005 consolidated financial statements and the restatement of our fiscal 2004 and 2003 financial statements and financial statements for each of the first three quarters of fiscal 2005 and for each of the quarters in fiscal 2004. The effect of restatement adjustments applicable to periods prior to fiscal 2003 was reflected as an adjustment to the balance of retained earnings as of the end of fiscal 2002. In addition, each of these above material weaknesses could result in a material misstatement of the Company’s interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

Management has concluded that due to the aforementioned material weaknesses, the Company did not maintain effective internal control over financial reporting as of January 29, 2006 based on criteria established in “Internal Control — Integrated Framework” issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

Remediation Initiatives

The Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the Senior Vice President and General Counsel and the Senior Vice President and Chief Financial Officer to develop a remediation plan to address the material weaknesses and other deficiencies noted from the results of the Audit Committee-led investigation and completion of the Company’s evaluation of internal controls over financial reporting. This remediation plan will reflect the input of the Disinterested Directors. While presently in the development phase, the remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes of business conduct and policies, as well as departmental specific measures.

To remediate the material weaknesses described above, the Company has implemented or plans to implement the remedial measures described below. In addition, the Company plans to continue its evaluation of its controls and procedures and may, in the future, implement additional enhancements.

1. Control Environment:  The Company’s failure to maintain an adequate control environment and have appropriate staffing resources contributed significantly to each of the material weaknesses described above and the Company’s inability to prevent or detect material errors in its consolidated financial statements and disclosures. The Company has completed or is in the process of completing the following remediation measures:

General — The Company has reinforced and plans to continue to reinforce on a regular basis with its employees the importance of raising any concerns, whether they are related to financial reporting, compliance with the Company’s ethics policies or otherwise, and using the existing communication tools available to them, including the Company’s hotline. The training planned by the Remediation Committee and the hiring of new personnel in conjunction with the new controls are expected to foster an environment that should facilitate the questioning of accounting procedures and reinforce the ability and expectation of employees to raise issues to the Board of Directors if their questions or concerns are not resolved to their satisfaction.

We plan to provide education and training to our management on an ongoing, periodic basis with respect to, among other things, corporate governance, compliance and SOX. Such education and training are planned to include (i) in-house memoranda and other written materials, as well as presentation and discussion in management meetings, and (ii) modules/tutorials offered within the curriculum provided by a third party ethics and compliance vendor. The Company is in the process of evaluating third party providers of ethics and compliance training for all of its employees and expects to make its selection in the near future.

Formalized closing procedures are being enhanced to provide for the proper preparation of account reconciliations and their independent review and approval. The Company plans to extend its SOX 404 sub-certification process used to support the SOX certifications of the Chief Executive Officer and Chief Financial Officer to all of the Company’s financial managers as well as additional members of its management team to assist in the disclosures to be included in, and the review of, our SEC filings.

The Company also is automating certain procedures so that it will be easier to ascertain if there is unusual activity in its ledgers and is introducing new security to its business systems to place limits on the ability to make journal entries to specific cost centers and accounts to authorized individuals. The journal entry preparation and review and approval process has been enhanced to require imaging of manual journal entries and supporting documentation. Each individual who prepares journal entries will be reminded that they are responsible to ensure that adequate supporting documentation is attached. The inclusion of this supporting documentation is intended to allow the approver to more easily ascertain whether the entries are correct. The Company is also addressing repetitive manual journal entries and plans to automate where appropriate to reduce the volume of manual entries currently required.

Accounting for Inventory — The Company has instituted monitoring processes to ensure compliance with its established policies to assure timely reconciliations of all physical inventories and reflection of the results of the reconciliations in the general ledger, as well as independent supervisory review of the reconciliations. Review and approval processes are in place for distribution centers, warehouses and stores to ensure inventory shrink estimates are calculated in accordance with established procedures. New personnel have already been hired with the requisite experience in accounting for inventories. We plan to enhance our reconciliation process of the book and perpetual inventory for each reporting period to mitigate the risk of material unsubstantiated balances accumulating in general ledger accounts. Longer term, we expect to make system enhancements so that our book and perpetual systems function as one system that is used to replenish the operations and utilize the same information to account for on hand merchandise inventory and cost of sales. Currently, the Company uses an estimation technique for determining its in-transit inventory rather than halting operations to enable a physical inventory of in-transit merchandise to be conducted. This estimate is reviewed and approved on a quarterly basis. In the future, the Company expects to make modifications to its systems that will allow for a systematic method of determining the in-transit inventory balances. Access to product cost adjustments in our inventory system has now been appropriately restricted. We plan to enhance the approvals required for such adjustments and require a monthly manager level review of all adjustments entered into our system. In connection with the restatement of inventory and cost of sales for warranty, the Company has developed a more rigorous process for the independent review of the methodology and underlying judgments used in developing the estimates that underlie the accrual.

Accounting for Vendor Allowances — The Company’s planned remediation measures intended to address material weaknesses related to its vendor allowance receivable accounts and the related inventory, accounts payable and cost of sales accounts include the following:

•	The Company has enhanced its review and approval processes to ensure review by appropriate members of management of critical information necessary to assess vendor allowance collections and the proper recognition of vendor allowances in the appropriate periods.

•	The Company plans to reevaluate and enhance its contract review process, including training of merchandising, finance and legal staffs, as well as formalizing the communication process among the three groups, to better provide for timely identification of potential issues and accurate accounting treatment. The Company also plans to implement enhanced processes and procedures so that its merchandising, finance and legal staffs have adequate information to conduct their review and provide meaningful input and communication during the contract negotiation process to allow for accurate accounting treatment for both standard and non-standard contracts.

•	The Company plans to conduct training for its merchandising, finance and legal staffs relative to vendor arrangements, including contract provisions and construction, the impact of amendments and side and ancillary agreements and accounting treatment of related vendor allowances.

•	The Company has consolidated the oversight and accounting for all vendor allowance financial transactions under one senior accounting manager to provide for consistent application with respect to the accounting for vendor allowances.

Accounting for Certain Accrued Expenses — The Company’s planned remediation measures intended to address the material weakness related to the Company’s recording of accrued expenses include the development of a standardized checklist of expected accrual items and the implementation of a process of enhanced review of open purchase orders, invoices, disbursements and other items at the end of each quarter to provide for proper recording of accrued expenses and liabilities. In addition, we believe that the formal review procedures for period end closings and account reconciliations and the hiring of new Finance organization management, along with written policies and procedures, should remediate this material weakness. The aforementioned remediation efforts are also designed to eliminate the ability to override policies and procedures and internal controls.

Accounting for Store Fixtures and Supplies — The Company has already closed its fixtures warehouse and moved useable materials to its Phoenix distribution center where they are under perpetual inventory control. Unusable materials have been scrapped and general ledger balances have been appropriately adjusted. The Company plans to conduct an annual review of the items in its fixtures inventory to ensure they continue to be usable in the Company’s operations. The Company has adjusted its store supplies general ledger balances to appropriate amounts and plans on monitoring these balances on a quarterly basis.

2. Resources and, Policies and Procedures to Ensure Proper and Consistent Application of GAAP:  Lack of formalized written procedures contributed to the errors and irregularities in the accounting records, as did the Company’s failure to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. The Company has completed or is in the process of completing the following remediation measures:

General — The Company plans to prepare or enhance formal written accounting policies and procedures and establish procedures and processes for their periodic update. In addition, Finance personnel job descriptions are being updated to reflect current duties, and procedures are being written that should provide for the ability to effectively audit compliance. As discussed above, closing procedures are being enhanced to ensure proper preparation, review and approval of account reconciliations.

The Company has hired and plans to hire new Finance organization personnel who will have knowledge, experience and training in the application of GAAP to handle the Company’s operations and related financial reporting requirements. These personnel, along with a rigorous monthly financial statement review and comparison of actual results to budget, are intended to assist in substantiating that our financial reporting is in compliance with GAAP and SEC rules and regulations. The Company plans to increase the accounting, internal control, and SEC reporting acumen of its Finance organization personnel through a regular training program, which is planned to include, among other things, in-house training and education on corporate governance and compliance practices as well as modules/tutorials offered within curriculum provided by our third party ethics and compliance training vendor, which we expect to select in the near future.

Beginning in the latter part of fiscal 2004, with the input of Company management and the Chair of the Audit Committee, we hired a new head of our Internal Audit Department (“IAD”) and augmented the IAD staff, and we developed and implemented a risk-based internal audit plan and related audit process/procedures, report structure and related materials to govern the audit process going forward. We plan to further increase the staff of our IAD and their involvement in the financial reporting process, and continue the development and implementation of risk-based master internal audit plans, which will be re-assessed approximately annually and revised/updated based upon changes in risk assessment or changed circumstances (e.g., acquisitions).

Accounting for Leases — The Company’s planned remediation measures to address the material weakness related to the Company’s accounting for leases include additional training and the implementation of a process of enhanced review of lease agreements and other contracts to determine the proper accounting treatment.

Allowance for Sales Returns — We have developed a process to estimate sales returns using historical return information that is all inclusive. We plan to enhance our internal controls over the estimation process for the sales return allowance by establishing a formal quarterly review of this calculation.

Interim Measures Pending Completion of Remediation Initiatives

Management has not yet implemented all of the measures described above or tested those controls already implemented. Nevertheless, management believes those remediation measures already implemented, together with the additional measures undertaken by the Company described below, all of which were undertaken subsequent to January 29, 2006, and in connection with the fiscal 2005 year-end reporting process, satisfactorily address the material weaknesses described above as they might affect the consolidated financial statements and information included in this Annual Report. These additional measures included the following:

•	The fiscal 2005 year-end reporting process was extended significantly, allowing the Company to conduct additional analyses and procedures and make additional adjustments as necessary to ensure the accuracy of financial reporting through fiscal 2005.

•	Where the Company identified the existence of a material weakness, the Company has performed extensive substantive procedures to ensure that affected amounts are fairly stated for all periods presented in this Annual Report.

•	The Company retained, on an interim basis, numerous experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the fiscal 2005 year-end reporting process.

•	The Company conducted a thorough review of substantially all of its vendor allowance contracts for fiscal 2001 through 2005 and reconstructed amounts earned.

•	The Company performed enhanced reconciliations and reviews of inventory accounts and reconstructed appropriate balances where necessary. For example, the Company reconstructed the amount of shrink expense and related accruals for fiscal 2000 through 2005 by reviewing physical inventory reconciliations for each of its distribution centers, warehouses and stores and recording adjustments in the proper periods and using the correct history to estimate period end shrink accruals by location based on that location’s shrink experience. The Company also analyzed inventory for obsolescence and potential impairment.

•	The Company conducted a detailed and extensive review of account reconciliations, non-routine transactions and agreements, financial statement classifications, spreadsheets, and journal entries and related substantiation for accuracy and conformance with GAAP.

Control deficiencies not constituting material weaknesses

In addition to the material weaknesses described above, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of January 29, 2006. The Company has implemented during fiscal 2006 and plans to implement during fiscal 2007 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.

Management’s conclusions

Management believes the remediation measures described above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified above. Although management has not yet implemented all of these measures or tested all those that have been implemented, management has concluded that the interim measures described above provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Annual Report and has discussed its conclusions with the Company’s Audit Committee.

The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its disclosure controls and procedures and its internal control over financial reporting in order to ensure compliance with the requirements of SOX 404. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, it may determine to take additional measures to address control deficiencies, and it may determine not to complete certain of the measures described above.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On April 27, 2007 we entered into an amendment to the Term Loan Facility that increased the maximum leverage ratio permitted under the Facility in order to minimize the possibility that we would be unable to comply with the Facility’s leverage ratio covenants for the first two quarters of fiscal 2007 and revised the definition of the defined term “Leverage Ratio” to exclude undrawn letters of credit, which had typically been excluded from this calculation in our prior debt agreements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events: 7% Notes and Term Loan Facility.”

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

Our Board of Directors (the “Board”) consists of seven members. The Board has authority under our Amended and Restated By-laws to fill vacancies and to increase or, upon the occurrence of a vacancy, decrease its size between annual meetings. Our directors are elected for terms of one year and hold office until the next annual meeting of our stockholders and until his or her successor has been elected and qualified. Our last annual meeting of stockholders was held on June 16, 2005. We did not hold an annual meeting in 2006 because of the delay in the filing of this Annual Report. All of our directors have served since that time.

The following table sets forth each director’s name, age as of April 16, 2007, and position with the Company. A brief account of each nominee’s business experience follows. Information concerning our executive officers is contained in Item 1, “Business,” of this Annual Report under the caption “Executive Officers.”

Name	Age	Position

Maynard Jenkins	64	Chairman of the Board and Chief Executive Officer
James G. Bazlen	57	Director
Morton Godlas	84	Director
Terilyn A. Henderson	49	Director
Charles K. Marquis	64	Director
Charles J. Philippin	56	Director
William A. Shutzer	60	Director

Maynard Jenkins became our Chairman of the Board and Chief Executive Officer in January 1997. Prior to joining us, Mr. Jenkins served for 10 years as President and Chief Executive Officer of Orchard Supply Hardware, a specialty retailer with 65 stores in California that was acquired by Sears, Roebuck & Co. Mr. Jenkins has more than 40 years of retail management experience. As announced by the Company in September 2006, the Board of Directors has initiated a search for a new Chief Executive Officer for the Company to succeed Mr. Jenkins. As further discussed below in Item 11, “Executive Compensation,” under the caption “Employment Agreements,” once the new Chief Executive Officer is hired, Mr. Jenkins will retire from the Company but remain available to provide such assistance as the Board may request.

James Bazlen became one of our directors in July 1994. Mr. Bazlen previously served as one of our directors from November 1989 to June 1992. Mr. Bazlen served as our President and Chief Operating Officer from July 1994 until his retirement from day-to-day operations in April 2000. Upon his retirement as President and Chief Operating Officer of the Company in April 2000, the Company entered into an employment agreement with Mr. Bazlen that provided for him to work on specific projects as designated by the new Chief Operating Officer or Chief Executive Officer. Prior to July 1994, Mr. Bazlen served the Company in various executive positions since April 1991, including Senior Vice President, Vice Chairman and Chief Financial Officer. Prior to that, Mr. Bazlen served as Senior Vice President of The Trump Group, a private investment group, from March 1986. Prior to joining The Trump Group in 1986, Mr. Bazlen served in various executive positions with General Electric Company and GE Capital for 13 years.

Morton Godlas became one of our directors in October 1998. Mr. Godlas has been a consultant to the retail industry since retiring from Lucky Stores, Inc. in 1982 as a Corporate Senior Vice President. During his tenure with Lucky Stores, which owned both the Kragen Auto Supply and Checker Auto store chains now owned by the Company, the presidents of both Kragen and Checker reported to Mr. Godlas. Prior to his service with Lucky Stores, Mr. Godlas held various executive positions with Gemco, a division of Lucky Stores, over a 12 year period.

Terilyn A. Henderson became one of our directors in April 2002. She was formerly with McKinsey & Company, Inc. for 13 years from September 1987 to December 2001, the last six of which she served in a partnership capacity. While at McKinsey, Ms. Henderson was a co-leader of the Americas Consumer Industries practice, serving clients primarily concerning retail strategy and growth issues. Ms. Henderson has published and spoken on the particular challenges of growth for U.S. retailers.

Charles K. Marquis became one of our directors in April 1999. He has been a senior advisor to Investcorp, an international investment firm, or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher LLP, our primary outside corporate counsel. Mr. Marquis is also a director of Tiffany & Co., Inc.

Charles J. Philippin originally became one of our directors in October 1996. He resigned from our Board of Directors in April 2000 and was reappointed in January 2004. Since June 2002, Mr. Philippin has been a principal of GarMark Advisors, LLP, a mezzanine investment firm. Prior to that, he was Chief Executive Officer of On-Line Retail Partners, an internet software company. He has also served as a member of the management committee of Investcorp, an international investment firm, and was the National Director of Merger & Acquisitions for Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP, our independent auditor). Mr. Philippin is also a director of Alliance Laundry Systems LLC and Samsonite Corporation.

William A. Shutzer became one of our directors in December 2003. Mr. Shutzer is Senior Managing Director of Evercore Partners, a boutique investment firm that provides mergers and acquisitions and other financial advisory services and manages two private equity funds, and that has on occasion provided financial advisory services to the Company on an arm’s length basis (i.e., on terms the Company deemed to be comparable to those provided by unrelated parties). Prior to joining Evercore in April 2004, Mr. Shutzer was Managing Member of Tancredo Financial Advisors, a boutique financial advisory firm specializing in private company valuations and strategic financial advisory services. Prior to that, Mr. Shutzer was Managing Director in the Private Equity Group at Lehman Brothers Inc. from October 2000 until November 2003. He previously served as a Partner in Thomas Weisel Partners LLC, a merchant-banking firm, from 1999 through 2000, and held senior executive positions at ING Baring Furman Selz LLC from 1998 through 1999 and Furman Selz Inc. from 1994 through 1997. Mr. Shutzer is also a director of Jupiter Media Corp., Tiffany & Co., Inc. and Turbo Chef Technologies, Inc.

No family relationships exist between any of the directors or between any director and any executive officer of the Company.

Director Independence

Our Corporate Governance Guidelines provide that the Board will meet the criteria for independence as established by the New York Stock Exchange (“NYSE”). Pursuant to the NYSE Corporate Governance Listing Standards (the “NYSE Listing Standards”), the Board has determined that a majority of the Company’s directors, specifically Ms. Henderson and Messrs. Godlas, Marquis and Philippin, are “independent directors” under the current NYSE standards. In so doing, the Board determined that each of these individuals meets the “bright line” independence standards of the NYSE. In addition, the Board considered transactions and relationships between each director and any member of his or her immediate family and the Company and its affiliates and subsidiaries to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

Presiding Director of Executive Sessions of Non-Management Directors

Our non-management directors meet regularly in executive session without the presence of Company management. In addition, an executive session is held at least once a year to be attended only by the independent directors. Each of these executive sessions is chaired by a designated presiding director appointed annually by and from the independent directors. Mr. Marquis is currently our Board’s designated presiding director.

Audit Committee

The current members of our Audit Committee are Ms. Henderson, Mr. Godlas, and Mr. Philippin, Chairman. The Board of Directors has determined that all of the members of the Audit Committee are independent as that term is defined in the applicable NYSE listing standards and in SEC Rule 10A-3. The Board of Directors has also determined that the Chair of the Audit Committee, Mr. Philippin, is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K and that all members of the Audit Committee are financially literate under the SEC’s rules.

Corporate Governance Guidelines and Committee Charters

Our Corporate Governance Guidelines address topics such as board composition and committees, director responsibilities, compensation and orientation, stock ownership and Board of Directors self-evaluation. The Nominating & Corporate Governance Committee is responsible for overseeing and reviewing the Corporate Governance Guidelines and recommending any changes to the Board.

Our Corporate Governance Guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available on the Corporate Governance pages of the Investors area of our website at www.cskauto.com, and printed copies are available to any shareholder upon request.

Communications with the Board of Directors

Any shareholder or other interested party who desires to communicate with the Board of Directors or any particular director(s) (including the presiding director or the non-management directors as a group) may do so electronically by sending an e-mail to boardofdirectors@cskauto.com. Alternatively, a shareholder can contact the Board of Directors or any particular director(s) by writing to: CSK Auto, Inc., c/o Legal Department, Randi V. Morrison Attention: Board of Directors at 645 East Missouri Avenue, Suite 400, Phoenix, AZ 85012. Additional information concerning shareholder communications with our Board is available on the Corporate Governance pages of the Investors area of our website at www.cskauto.com.

Codes of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is designed to assist our associates and officers and our Board of Directors in resolving various types of ethical issues that may arise in the business environment. This Code covers topics such as conflicts of interest, insider trading, confidentiality, and compliance with laws. In addition, we have a Code of Ethics for Financial Officers applicable to the Chief Executive Officer, Chief Financial Officer, President, Controller, Treasurer, Director of Accounting and Financial Reporting and other officers performing similar functions, which addresses certain basic ethical principles and practices. Both of the codes are available on the Corporate Governance pages of the Investors area of our website at www.cskauto.com, and printed copies are available to any shareholder upon request. To the extent and in the manner required by SEC rules and the NYSE Listing Standards, we intend to disclose any future amendments to and/or waivers from (as the case may be) certain provisions of these codes on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock (herein collectively, our “Section 16 insiders”) to file certain forms reporting their ownership and changes in ownership of our stock with the SEC and the NYSE, and to furnish the Company with copies of these filings.

Based solely on our review of the copies of such forms that we received and written representations from our Section 16 insiders, we believe that all of our Section 16 insiders complied with these reporting obligations for fiscal 2005.

Annual Certifications

We are filing our CEO and CFO certifications regarding the quality of our public disclosures under Section 302 of SOX as Exhibits 31.1 and 31.2 to this Annual Report. In December 2006, we submitted to the NYSE an unqualified CEO annual certification of compliance with the NYSE’s corporate governance listing standards.

Item 11.	Executive Compensation

CSK Auto Corporation is a holding company with no business operations of its own; all of its business is conducted through its wholly-owned subsidiary, CSK Auto, Inc. The officers of the Company receive their compensation from CSK Auto, Inc. and receive no additional compensation in their capacities as officers of the Company.

The following table sets forth information concerning the annual and long-term compensation earned in fiscal 2005, fiscal 2004, and fiscal 2003 by our Chief Executive Officer and our four most highly compensated executive officers other than the CEO in fiscal 2005 (the “Named Executive Officers”):

Summary Compensation Table

				Long-Term Compensation
				Awards
					Securities
		Annual Compensation		Restricted	Underlying	All Other
	Fiscal	Salary		Stock	Options/ SARs	Compensation
Name and Principal Position	Year	($)	Bonus ($)(1)	Awards ($)(2)	(#)(3)	($)

Maynard Jenkins	2005	860,994	0	—	1,183,673	46,431	(4)(5)
Chairman, Chief	2004	794,228	0	—	242,424	42,662	(4)(5)
Executive Officer	2003	768,360	1,265,607	—	—	13,171	(4)(5)
Martin Fraser	2005	438,462	0	173,899	564,286	25,109	(6)
President, Chief	2004	382,693	0	154,598	84,848	21,464	(6)
Operating Officer(11)	2003	316,918	496,879	—	—	6,684	(6)
Dale Ward	2005	296,968	92,100	77,581	278,676	6,355	(7)
Senior Vice President—	2004	292,837	44,272	74,580	40,934	6,036	(7)
Merchandising and Marketing	2003	282,786	239,525	—	—	5,270	(7)
Don Watson	2005	295,385	0	75,799	278,022	30,315	(9)
Senior Vice President—	2004	275,385	42,000	70,752	38,835	24,890	(9)
Chief Administrative	2003	253,498	268,400	—	—	6,962	(9)
Officer(8)(11)

				Long-Term Compensation
				Awards
					Securities
		Annual Compensation		Restricted	Underlying	All Other
	Fiscal	Salary		Stock	Options/ SARs	Compensation
Name and Principal Position	Year	($)	Bonus ($)(1)	Awards ($)(2)	(#)(3)	($)

Larry Buresh	2005	290,385	95,000	74,540	277,555	8,807	(10)
Senior Vice President—	2004	271,540	41,250	69,498	38,141	8,560	(10)
Chief Information Officer	2003	254,616	218,404	—	—	7,360	(10)

(1)	Fiscal 2004 and 2005 amounts represent discretionary bonuses paid in fiscal 2005 and 2006, respectively, in recognition of the achievement of individual performance goals previously established by the Compensation Committee. Fiscal 2003 amounts represent bonuses paid in 2004 in recognition of the Company’s improved financial performance and achievement of its EPS targets in fiscal 2003, as well as achievement of individual performance goals previously established by the Compensation Committee, and amounts awarded by the Compensation Committee in recognition of the Company’s successful completion of a significant refinancing upon better than anticipated terms.

(2)	The fiscal 2005 restricted stock grant was valued at the high-low average of the price of our common stock on the New York Stock Exchange, and the fiscal 2004 restricted stock grant was valued at the closing price of our common stock on the New York Stock Exchange, on the respective grant dates. On June 28, 2005, Messrs. Fraser, Ward, Watson and Buresh were awarded shares of restricted stock totaling 10,636, 4,745, 4,636 and 4,559, respectively. Subject to the forfeiture of unvested shares upon termination of employment under circumstances as described in the governing stock plan, such shares vest as to 33 1/3% on each of the first, second and third anniversaries of the grant date. The value of these awards on January 29, 2006 for Messrs. Fraser, Ward, Watson and Buresh was $169,112, $75,446, $73,712 and $72,488, respectively. On October 18, 2004, Messrs. Fraser, Ward, Watson and Buresh were awarded shares of restricted stock totaling 11,712, 5,650, 5,360 and 5,265, respectively. Subject to the forfeiture of unvested shares upon termination of employment under the circumstances described in the governing stock plan, such shares vest as to 33 1/3% on each of the first, second and third year anniversaries of the grant date, the first 33 1/3% having vested on October 18, 2005. The value of these awards on January 29, 2006 for Messrs. Fraser, Ward, Watson and Buresh was $186,221, $89,835, $85,224 and $83,714, respectively. Other than the shares granted in conjunction with the fiscal 2004 and 2005 awards, the Named Executive Officers held no restricted shares as of January 29, 2006. The Company does not currently pay dividends on shares of its common stock.

(3)	The numbers in this column represent (a) a general stock option grant pursuant to the 2004 Stock and Incentive Plan and (b) a grant of incentive bonus units to the Company’s then senior officers, including the Named Executive Officers, pursuant to the LTIP discussed above in Item 8, “Financial Statements and Supplementary Data,” under Note 11 — Employee Benefit Plans. These incentive bonus units are considered for accounting purposes to be service based, cash settled stock appreciation rights. For more information regarding the incentive bonus units granted, see the “Option/SAR Grants in Last Fiscal Year” table below.

(4)	Mr. Jenkins has a supplemental retirement agreement with the Company that provides for supplemental retirement benefits for a period of 10 years beginning 30 days after the effective date of termination of his employment. The benefit amount payable to Mr. Jenkins under this agreement is based on the percentage of the benefit vested as of the date of termination of his employment, not to exceed $600,000 per annum. See “Employment Agreements” below.

(5)	Amounts represent: (a) employer contributions to a 401(k) Plan of $5,585, $3,762 and $3,799 for fiscal 2005, 2004 and 2003, respectively; (b) life insurance premiums of $5,925 for each of fiscal 2005 and 2004, respectively and $5,685 for fiscal 2003; (c) car allowance of $30,720 and $28,774 for fiscal 2005 and 2004, respectively (including tax gross up); and (d) other imputed income consisting of group-term life insurance over $50,000 in the amount of $4,201 for each of fiscal 2005 and 2004, respectively and $3,687 for fiscal 2003.

(6)	Amounts represent: (a) employer contributions to a 401(k) Plan of $5,123, $4,885 and $4,678 for fiscal 2005, 2004 and 2003, respectively; (b) life insurance premiums of $900 for each of fiscal 2005 and 2004, respectively (including tax gross up), and $660 for fiscal 2003; (c) car allowance of $17,476 and $14,273 for fiscal 2005 and 2004, respectively; and (d) other imputed income consisting of group-term life insurance over $50,000 in the amount of $1,610, $1,406 and $1,346 for fiscal 2005, 2004 and 2003, respectively.

(7)	Amounts represent: (a) employer contributions to a 401(k) Plan of $4,123, $3,894 and $3,368 for fiscal 2005, 2004 and 2003, respectively; (b) life insurance premiums of $900 for each of fiscal 2005 and 2004, respectively, and $660 for fiscal 2003; and (c) other imputed income consisting of group-term life insurance over $50,000 in the amount of $1,332 for fiscal 2005 and $1,242 for each of fiscal 2004 and 2003, respectively.

(8)	Mr. Watson served as the Company’s Chief Financial Officer until October 24, 2005. He served the remainder of fiscal 2005 as the Chief Administrative Officer.

(9)	Amounts represent: (a) employer contributions to a 401(k) Plan of $4,974, $4,858 and $4,684 for fiscal 2005, 2004 and 2003, respectively; (b) life insurance premiums of $900 for each of fiscal 2005 and 2004, respectively, and $660 for fiscal 2003; (c) car allowance of $22,655 and $17,422 for fiscal 2005 and 2004, respectively (including tax gross up); and (d) other imputed income consisting of group-term life insurance over $50,000 in the amount of $1,786, $1,710 and $1,618 for fiscal 2005, 2004 and 2003, respectively.

(10)	Amounts represent: (a) employer contributions to a 401(k) Plan of $4,219, $3,992 and $3,225 for fiscal 2005, 2004 and 2003, respectively; (b) life insurance premiums of $900 for each of fiscal 2005 and 2004, respectively, and $660 for fiscal 2003; and (c) other imputed income consisting of group-term life insurance over $50,000 in the amount of $3,688, $3,669 and $3,475 for fiscal 2005, 2004 and 2003, respectively.

(11)	As discussed above in Item 1, “Business,” under the caption “Executive Officers,” as of September 2006, Messrs. Fraser and Watson were no longer employed with the Company.

The following table contains certain information regarding stock option and incentive bonus unit grants during fiscal 2005 to each of the Named Executive Officers:

Option/SAR Grants in Last Fiscal Year

Individual Grants
	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to				Grant Date Present
	Options/SARs	Employees in Fiscal	Exercise or Base			Value
Name	Granted (#)	Year	Price ($/Sh)	Expiration Date		($)

Maynard Jenkins	183,673	20.0%	$16.35	June 28, 2012		$1,093,718	(1)
	1,000,000	36.7%	$20.00	May 15, 2010	(2)	$0	(3)
Martin Fraser	64,286	7.0%	$16.35	June 28, 2012		$382,804	(1)
	500,000	18.3%	$20.00	May 15, 2010	(2)	$0	(3)
Dale Ward	28,676	3.1%	$16.35	June 28, 2012		$170,757	(1)
	250,000	9.2%	$20.00	May 15, 2010	(2)	$0	(3)
Don Watson	28,022	3.1%	$16.35	June 28, 2012		$166,863	(1)
	250,000	9.2%	$20.00	May 15, 2010	(2)	$0	(3)
Larry Buresh	27,555	3.0%	$16.35	June 28, 2012		$164,082	(1)
	250,000	9.2%	$20.00	May 15, 2010	(2)	$0	(3)

(1)	The deemed grant date present values for the stock option grants are based on the Black-Scholes option pricing model. Based on assumed (i) interest rate of 3.86%, (ii) stock price volatility of 29.15%, (iii) no dividend yield and (iv) option exercises occurring after six years, the model produces a per option share value of $5.95.

(2)	Subject to specific exceptions (e.g., retirement) as set forth in the LTIP, each LTIP participant will be entitled to receive a distribution of cash on May 15 of each of the calendar years 2007, 2008, 2009 and 2010 (each date being a “Payment Date”) equal in value to the amount by which the average of the per share closing prices of the Company’s common stock over a specified period of time (after release of the fiscal year earnings for the immediately preceding fiscal year) exceeds the base value of $20.00 (which is subject to adjustment in the event of a change in the Company’s capitalization) multiplied by 25% of the LTIP participant’s aggregate number of incentive bonus units, so long as LTIP participant remains continuously employed by the Company through the applicable Payment Date. In the event the formula described above results in no payment to the LTIP participant on a Payment Date, then the incentive bonus units vesting on such date will be forfeited without consideration.

(3)	Because the Company’s stock price did not exceed $20 at any time the initial grant date of June 28, 2005 through the end of fiscal 2005, no compensation cost was recognized and no pro-forma expense for this award is reflected in the SFAS No. 123 disclosures. See Note 11 — Employee Benefit Plans to our consolidated financial statements included in Item 8 of this Annual Report for the relevant assumptions used to determine the valuation of our incentive bonus unit awards. As a liability based instrument, the LTIP will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four year vesting period of the incentive bonus units will equal the cash payments, if any, made by the Company to the LTIP participants.

The following table contains certain information regarding options to purchase shares of common stock that were exercised during fiscal 2005 and held as of the end of fiscal 2005 as well as SARs held as of the end of fiscal 2005 by each of the Named Executive Officers:

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares	Value	Options/SARs at		In-the-Money Options/SARs at
	Acquired on	Realized	Fiscal Year End (#)(1)		Fiscal Year End ($)(2)
Name	Exercise (#)	($)	Exercisable	Unexercisable(3)	Exercisable	Unexercisable

Maynard Jenkins	—	$—	639,616	1,161,616	$1,992,697	$416,969
Martin Fraser	—	$—	131,198	564,286	$300,883	$145,939
Dale Ward	—	$—	55,595	277,291	$77,462	$70,407
Don Watson	—	$—	90,629	265,077	$216,088	$66,794
Larry Buresh	—	$—	105,169	275,427	$337,485	$65,603

(1)	On January 29, 2006, the last day of fiscal 2005, the Company accelerated the vesting of all stock option grants with an exercise price greater than $15.90 per share. In connection with the accelerated vesting, the Company imposed certain restrictions on sales of shares acquired under the accelerated options prior to the initial vesting dates.

(2)	Values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $15.90, which was the closing price of our common stock reported by the NYSE on January 27, 2006.

(3)	The incentive bonus units granted pursuant to the LTIP discussed above under Note 11 — Employee Benefit Plans to our consolidated financial statements included in Item 8 of this Annual Report cannot be exercised by the LTIP participant. Rather, each LTIP participant will be entitled to receive a distribution of cash on May 15 of each of the calendar years 2007, 2008, 2009 and 2010 (each date being a “Payment Date”) equal in value to the amount by which the average of the per share closing prices of the Company’s common stock over a specified period of time after release of the annual earnings exceeds the base value of $20.00 (which is subject to adjustment in the event of a change in the Company’s capitalization) multiplied by 25% of the LTIP participant’s aggregate number of incentive bonus units, so long as LTIP participant remains continuously employed by the Company through the applicable Payment Date. In the event the formula described above results in no payment to the LTIP participant on a Payment Date, then the incentive bonus units vesting on such date will be forfeited without consideration.

Employment Agreements

We have an employment agreement with Mr. Jenkins which provides for Mr. Jenkins’ annual bonus to be awarded based upon goals for financial performance and operating results of the Company and individual performance goals as established by the Compensation Committee of the Board of Directors during the first part of the fiscal year. The Compensation Committee has broad discretion in determining the measures upon which Mr. Jenkins’ bonus will be based, but in the past has used criteria such as EBITDA, EPS and cash flow. Mr. Jenkins was paid an annual base salary during fiscal 2005 of approximately $861,000. Mr. Jenkins’ employment agreement does not contain a stated termination date, but rather is terminable at will by either party. Mr. Jenkins’ employment agreement provides that if he is terminated without Cause (as defined in such employment agreement) or if he terminates his employment for Good Reason (as defined in his employment agreement and which includes a change of control in the Company), he will continue to receive his base salary and target performance bonus for a period of two years from the termination. Mr. Jenkins’ employment agreement was amended on April 16, 2007 to reflect the terms and conditions of Mr. Jenkins’ retirement from the Company. The amendment provides that Mr. Jenkins will be employed on an at will basis until the later of (i) the date he attains age 65 or (ii) the earlier of (x) the date on which a new CEO commences employment with the Company and (y) September 30, 2007 (the later of (i) and (ii) being the “Retirement Date”). So long as Mr. Jenkins remains employed through the Retirement Date, he shall be entitled to a lump-sum bonus payment of $900,000 upon the Retirement Date. The amendment also provides that if the Company hires a successor CEO prior to the date Mr. Jenkins attains age 65, from the commencement of the new CEO’s employment until the Retirement Date, he shall serve as an officer of the Company with the title of Advisor to the CEO.

The Company also has a supplemental retirement plan agreement with Mr. Jenkins which provides supplemental retirement benefits for a period of 10 years beginning 30 days after the effective date of termination of his employment. The benefit amount payable to Mr. Jenkins under this agreement is $600,000 per annum. Pursuant to such agreement, the Company will also provide to Mr. Jenkins and his spouse substantially comparable medical benefits (utilizing, as applicable, such other medical benefit policies/programs as may then be available, such as COBRA benefits, supplemental policies to any applicable Medicare policy and/or reimbursement of out-of-pocket co-insurance and deductible payments) as are made available by the Company to its executive officers for a period of 10 years commencing upon the termination of his employment for any reason other than for Cause.

The Company has severance and retention agreements with its senior executive officers (other than Mr. Jenkins, whose employment arrangements are generally described above), including the Named Executive Officers. All of such agreements entitle these executives to receive certain severance benefits if the Company terminates the executive’s employment without Cause (as defined in such agreement) or if the executive terminates his employment for Good Reason (as defined in such agreement). During fiscal 2005, the severance benefits consisted of the continued payment of a certain percentage (between 50% — 100% for the Named Executive Officers) of salary, benefits and incentive compensation for a certain period (six to 12 months for the Named Executive Officers), and the amount of then accrued and unused vacation, and outplacement services. These agreements also contain change of control provisions, which provide the Named Executive Officers with supplemental retention and severance benefits in the event of a Change of Control (as defined in such agreement) of the Company. Generally, these benefits consist of a lump sum retention bonus payment if the executive remains employed with the Company or surviving corporation for a period of time after a Change of Control or the Company terminates his employment without Cause or the executive terminates his employment for Good Reason within such period of time after the Change of Control date. These provisions also provide the Named Executive Officers with special severance benefits, consisting generally of continued salary, benefits and incentive compensation, accrued and unused vacation, and outplacement services, if, within 12 months following a Change of Control of the Company, the executive terminates his employment for Good Reason or the Company terminates such executive’s employment without Cause. In February 2007, the Compensation Committee of the Board of Directors approved modifications to the form of severance and retention agreement applicable to these officers including an increase in standard severance benefits (payable in the event of a termination of employment by the Company without cause or by the executive for good reason) from 50% of salary plus target bonus (as was formerly the arrangement for all but one of the senior officers) to 100% of salary plus target bonus, and such other changes as were deemed appropriate.

Compensation of Directors

Pursuant to our Outside Director Compensation Policy, as amended, our Non-Employee Directors are paid an annual cash stipend of $50,000 (the “Annual Stipend”). This Policy also provides for (i) an annual award of options to purchase 10,000 shares of our common stock at the close of business on the date of each annual meeting of stockholders, with an exercise price equal to the fair market value of our common stock on the grant date (such options being granted pursuant to the CSK Auto Corporation 2004 Stock and Incentive Plan (the “2004 Plan”) adopted by our stockholders in June 2004); (ii) payment of fees of $1,500 plus reimbursement of reasonable expenses for each regular Board of Directors meeting attended in person or telephonically, $1,500 plus reimbursement of reasonable expenses for attendance in person at any committee meeting or special Board meeting that is not held in conjunction with a regular Board meeting, and $500 for each committee meeting or special Board meeting attended telephonically; and (iii) payment of annual fees of $15,000, $7,500 and $7,500 to the chairpersons of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, respectively. Upon his retirement as President and Chief Operating Officer of the Company in April 2000, the Company entered into an employment agreement with Mr. Bazlen, a member of our Board of Directors, which is described in this Annual Report under Item 13, “Certain Relationships and Related Transactions,”

Pursuant to our Directors Stock Plan, approved by our stockholders in June 1999, and our former Outside Director Compensation Policy, the annual stipend to our outside directors was formerly paid in the form of cash, restricted stock or any combination thereof (at each outside director’s election). Awards of restricted stock were valued at the closing price per share of our common stock on the date immediately prior to the date of the grant. As of the end of fiscal 2005, 18,752 shares of restricted common stock under the Directors Stock Plan had been granted, 17,800 of which had vested and 952 of which were permanently retired by the Company in December 2002. Following the adoption of the 2004 Plan, no additional stock awards were granted under the Directors Stock Plan.

In addition to the standard director fees payable under our Outside Director Compensation Policy, in July 2006, in connection with the Audit Committee-led investigation into the Company’s accounting errors and irregularities (see “Restatements” above), three disinterested members of the Board of Directors (as respects such investigation) other than Messrs. Philippin and Marquis, authorized the payment to each of Messrs. Philippin and Marquis (comprising the special Investigation Committee of the Audit Committee of the Board of Directors) for their services during fiscal 2006 of an additional stipend of $50,000, plus $50,000 in meeting fees, based on the approximate number of meetings in which they participated and our standard outside director meeting fees of $1,500 and $500 for in-person and telephonic meetings (respectively).

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee during 2005 and 2006 consisted of Ms. Henderson and Messrs. Godlas, Marquis (Chairman) and Philippin. No member of our Compensation Committee was during fiscal 2006, fiscal 2005 or prior, one of our executive officers or employees. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning beneficial ownership of our common stock as of April 16, 2007 (the “Ownership Date”) (except as indicated below), by (1) each person we know to be a beneficial owner of more than 5% of our outstanding common stock, (2) each director of the Company who could be deemed to be the beneficial owner of shares of our common stock, (3) our Chief Executive Officer and our Named Executive Officers who could be deemed to be the beneficial owner of shares of our common stock, and (4) all directors and executive officers of the Company as a group. The number of shares and total voting power shown include shares that these persons had a right to acquire within 60 days after April 16, 2007, through the exercise of stock options and vested shares they hold in the Company’s 401(k) Plan.

	Number of	Total Voting
Name	Shares	Power (%)*

OppenheimerFunds, Inc.(1)	5,596,820	12.61
Karsch Capital Management LP(2)	4,096,830	9.40
GLG Partners LP(3)	3,891,447	8.88
Blue Harbour Group(4)	3,350,300	7.65
Viking Global Performance LLC(5)	2,219,700	5.10
James Bazlen(6)(7)	358,357	**
Morton Godlas(7)(8)	28,521	**
Terilyn A. Henderson(7)	21,012	**
Charles K. Marquis(7)	70,000	**

	Number of	Total Voting
Name	Shares	Power (%)*

Charles J. Philippin(7)	35,601	**
William A. Shutzer(7)(9)	33,671	**
Maynard Jenkins(7)(10)	743,524	1.69
Larry Buresh(7)(11)	155,617	**
Dale Ward(7)(11)	85,921	**
Martin Fraser(7)(12)	164,249	**
Don Watson(7)(13)	110,353	**
All directors and executive officers as a group (13 persons)(6)-(11)	1,806,826	4.11

*	As of the Ownership Date, 43,950,751 shares of common stock were issued and outstanding.

**	Less than 1%.

(1)	OppenheimerFunds, Inc. (“OFI”) is an investment adviser and manager of Oppenheimer Capital Income Fund (“OCIF”), a registered investment company. OFI has beneficial ownership of 5,596,820 shares and OCIF has beneficial ownership of 5,417,320 shares. OFI has shared voting and dispositive power with respect to 5,596,820 shares and OCIF has shared voting and dispositive power with respect to 5,417,320 shares. The address for OFI is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, New York 10281-1008. The address for OCIF is 6803 S. Tucson Way, Centennial, Colorado 80112. The information with respect to OFI and OCIF is as of December 29, 2006, and was obtained from the Schedule 13G/A filed with the SEC on their behalf on February 6, 2007.

(2)	Karsch Management GP, LLC (“Karsch GP”) is the general partner of Karsch Capital Management, LP, an investment adviser. (“Karsch Management”) Michael A. Karsch is the managing member of Karsch GP. Each of Karsch GP, Karsch Management and Michael A. Karsch has shared voting power and shared dispositive power with respect to all 4,096,830 of such shares. The business address of each of the reporting entities is 110 East 59th Street, 22nd Floor, New York, NY 10022. The information with respect to Karsch GP, Karsch Management and Michael A. Karsch is as of February 20, 2007 and was obtained from the Schedule 13D/A filed with the SEC on their behalf on February 21, 2007.

(3)	GLG Partners Limited (the “General Partner”) is the general partner of GLG Partners LP. Each of Noam Gottesman, Pierre Lagrange, and Emmanuel Roman is a managing director of the General Partner (the “Managing Directors”). Each of GLG Partners LP, the General Partner, and the Managing Directors has shared voting and dispositive power with respect to all 3,891,447 of such shares. The business address of each of the reporting entities is c/o GLG Partners LP, 1 Curzon Street, London W1J BHB, United Kingdom. The information with respect to the General Partner, GLG Partners LP and the Managing Directors is as of December 31, 2006 and was obtained from the Schedule 13G/A filed with the SEC on their behalf on February 14, 2007.

(4)	Blue Harbour Group, LP (“Blue Harbor”) provides investment advisory and investment management services to Blue Harbour Strategic Value Partners Master Fund, LP, which beneficially owns and has shared voting and dispositive power with respect to 2,788,150 shares, and Blue Harbor Institutional Partners Master Fund, L.P., which beneficially owns and has shared voting and dispositive power with respect to 562,150 shares (collectively, the “Funds”), and, among other things, exercises all voting and other powers and privileges attributable to any securities held for the Funds’ account. Blue Harbour GP, LLC is a general partner of the Funds. Blue Harbour Holdings, LLC is a general partner of Blue Harbour (each of Blue Harbor GP, LLC, Blue Harbor Holdings, LLC and Blue Harbor are collectively referred to as the “Blue Harbor Entities”). Clifton S. Robbins is Chief Executive Officer of Blue Harbour. All of the securities held by the Funds are deemed beneficially owned by the Blue Harbor Entities and Mr. Robbins and each of the Blue Harbour Entities and Mr. Robbins has shared voting and dispositive power with respect to all 3,350,300 of such shares. The address of each of the Funds, the Blue Harbour Entities and Mr. Robbins is 240 Greenwich Avenue, Third Floor, Greenwich, Connecticut, 06830. The foregoing information is as of July 13, 2006 and was obtained from the Schedule 13D filed with the SEC on behalf of the Blue Harbor Entities on July 17, 2006.

(5)	Viking Global Performance LLC (“VGP”) is the general partner of Viking Global Equities LP (“VGE”). Viking Global Investors LP (“VGI”) is an affiliate of VGP that provides managerial services to VGE. VGE beneficially owns and has shared voting and dispositive power with respect to 917,600 shares. VGP and VGI may be deemed to beneficially own all shares owned by VGE. O. Andreas Halvorsen and David C. Ott are Managing Directors of VGI and Members of VGP (the “Managing Directors”). Each of VGP, CGI and the Managing Directors has shared voting and dispositive power with respect to all 2,219,700 shares. The business address for each of the reporting entities is 55 Railroad Avenue, Greenwich, CT 06830. The foregoing information is as of December 31, 2006 and was obtained from the Schedule 13G/A filed with the SEC on their behalf on February 14, 2007.

(6)	Includes 259,857 shares of common stock held by a revocable family trust and 2,000 shares of common stock owned by Mr. Bazlen’s children.

(7)	Includes the following shares of our common stock that the following individuals have the right to acquire within 60 days after April 16, 2007, through the exercise of options: James Bazlen (96,500); Morton Godlas (20,000); Terilyn A. Henderson (20,000); Charles K. Marquis (20,000); Charles J. Philippin (20,000); William A. Shutzer (20,000); Maynard Jenkins (719,924); Larry Buresh (117,882); Dale Ward (69,240); Martin Fraser (131,198); Don Watson (90,629); (and all directors and executive officers as a group (1,215,642).

(8)	Consists of 8,521 shares of common stock held in a revocable family trust.

(9)	Includes 2,000 shares of common stock held by a Defined Benefit Plan.

(10)	Includes 23,600 shares of common stock held in revocable family trusts.

(11)	Includes shares of restricted stock awarded to our executive officers, net of a portion of the restricted stock that has already vested as well as shares that were surrendered back to the Company to satisfy tax obligations arising from these vestings (total net shares as of April 16, 2007 are shown in parentheses after each named individual): Dale Ward (11,368), Larry Buresh (9,860), and all executive officers as a group (48,408). Such shares vest as to 33 1/3% on each of the first, second and third year anniversaries of the grant date and confer the holders with the entire beneficial ownership interest in, and all rights and privileges of a stockholder as to, such restricted shares, including voting rights.

(12)	As discussed above in Item 1, “Business,” as of September 2006, Mr. Fraser was no longer employed by the Company. The number of shares owned by Mr. Fraser is as of September 27, 2006.

(13)	As discussed above in Item 1, “Business,” as of September 2006, Mr. Watson was no longer employed by the Company. The number of shares owned by Mr. Watson is as of September 27, 2006.

The following table summarizes the number of stock options issued, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of January 29, 2006.

Equity Compensation Plan Information

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by security holders	2,151,509	$14.92	2,009,427
Equity compensation plans not approved by security holders(2)	216,635	$11.00	—

Total	2,368,144	$14.56	2,009,427

(1)	Excludes the securities to be issued upon exercise of outstanding options, warrants and rights. Availability for future issuance under our 2004 Stock and Incentive Plan has been reduced based on previously issued restricted stock awards weighted as set forth in such plan.

(2)	Consists of stock options awarded to our Chief Executive Officer under the terms of his employment agreement approved by the Board of Directors effective concurrent with the Company’s initial public offering in 1998.

Item 13.	Certain Relationships and Related Transactions

Upon his retirement as President and Chief Operating Officer of the Company in April 2000, the Company entered into an employment agreement with Mr. Bazlen, a member of our Board of Directors, for the performance of specific projects for the Company, as designated by the Chief Executive Officer or President, for an annual base salary ($50,000 since April 2005) and continued payment of certain medical, dental, insurance, 401(k) and other benefits. This agreement is terminable by either party upon written notice. In connection with his membership on our Board of Directors, Mr. Bazlen receives all compensation (including annual grants of stock options), except for the Annual Stipend, that is provided to our outside directors under the Outside Director Compensation Policy described in Item 11, “Executive Compensation,” above under the caption “Compensation of Directors.”

We have from time to time entered into certain investment banking relationships with Lehman Brothers Inc. (“Lehman”). Mr. William A. Shutzer, a current member of our Board of Directors, was formerly employed with Lehman in various capacities and provided consulting services to Lehman from December 2003 until April 2004. The Board of Directors has determined not to characterize Mr. Shutzer as “independent” pursuant to the NYSE Listing Standards because they determined that Mr. Shutzer, or a company by which he is employed, may provide investment banking or other financial advisory services to the Company in the future. Since joining Evercore Partners (together with its affiliates and/or subsidiaries, “Evercore”) as a Senior Managing Partner in April 2004, the Company has entered into two agreements with Evercore for financial advisory services. In November 2005, we entered into an agreement with Evercore for certain financial advisory services in connection with our acquisition of Murray’s Inc., resulting in the payment in January 2006, upon the successful closing of the transaction, of approximately $1.4 million to Evercore. In May 2006, we entered into an agreement with Evercore for financial advisory services in connection with our financial restructuring in fiscal 2006 (see Note 19 — Subsequent Events to the consolidated financial statements included in Item 8 of this Annual Report), resulting in payments to Evercore in 2006 of approximately $610,000.

During 2005, Maynard Jenkins, Chairman of the Board of Directors and Chief Executive Officer of the Company, performed consulting services for an unaffiliated entity relating to a proposed acquisition for which he was paid a fee of $250,000. When he accepted the consulting engagement, Mr. Jenkins did not recall that his employment agreement with the Company (which initially was executed in 1998) requires prior approval by the Board of any outside work for compensation. In early 2006, this matter was raised by Mr. Jenkins with the Board and the Board requested, and Mr. Jenkins agreed, that he remit the after-tax proceeds of the consulting fee to the Company. As a result, in March 2006, Mr. Jenkins paid to the Company the amount of $147,060.

Item 14.	Principal Accountant Fees and Services

Audit Committee Pre-Approval Policies

Pursuant to paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X, the Audit Committee has adopted policies and procedures for approving all audit and permissible non-audit services performed by our independent registered public accounting firm. Consistent with these policies, all engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Audit Committee. No services provided by our independent auditor were approved by the Audit Committee pursuant to the “de minimis” exception to the pre-approval requirement set forth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

The Company incurred the following fees for services performed by PricewaterhouseCoopers LLP during fiscal 2005 and fiscal 2004:

	2005	2004

Audit Fees(1)	$5,750,975	$2,459,800
Audit-Related Fees(2)	134,513	61,616
Tax Fees(3)	328,059	295,020
All Other Fees(4)	—	—

	$6,213,547	$2,816,436

(1)	The audit fees for fiscal 2005 and fiscal 2004, respectively, were for professional services rendered for the fiscal 2005 integrated audit (including services pertaining to SOX 404) and fiscal 2004 audit (including services pertaining to implementation of SOX 404) of the consolidated financial statements of the Company, the issuance of consents and comfort letters in connection with Company financings, the review of additional documents filed with the SEC and consultations with respect to the application and adoption of new accounting pronouncements. The audit fees for fiscal 2005 were substantially higher in fiscal 2005 due to the complexity of the matters addressed in the restatement of our previously reported consolidated financial statements and the length of time it took to complete the Audit Committee-led investigation, restatement and evaluation of the Company’s internal control over financial reporting. The audit fees for fiscal 2005 include amounts billed through April 15, 2007 related to the restatement and completion of our Annual Report on Form 10-K for fiscal 2005.

(2)	The audit-related fees for fiscal 2005 were for professional services rendered relative to the Company’s acquisition of Murray’s Inc. and for audit services relative to certain of the Company’s employee benefit plans. Audit-related fees for fiscal 2004 were for professional services rendered relative to the Company’s planning for evaluating internal controls over financial reporting, an assessment of certain of the Company’s accounting policies and procedures, and audit services relative to certain of the Company’s employee benefit plans.

(3)	Tax fees for fiscal 2005 and 2004, respectively, were for services related to tax compliance (including reviewing tax returns) and tax advice. For fiscal 2005, fees for tax compliance totaled $88,800 and fees for tax advice totaled $239,259. For fiscal 2004, fees for tax compliance totaled $51,000 and fees for tax advice totaled $244,020.

(4)	There were no fees billed to the Company during fiscal 2005 or 2004 for services other than those described above.

The Audit Committee has considered whether the provision by PricewaterhouseCoopers LLP of non-audit services is compatible with the firm’s maintaining its independence in connection with its audit of the Company’s financial statements, and has determined that the permissible non-audit services conducted by PricewaterhouseCoopers LLP do not impair or impede the firm’s independence.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)(1) The following consolidated financial statements of CSK Auto Corporation are included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Consolidated Statements of Operations — Fiscal Years Ended January 29, 2006, January 30, 2005, and February 1, 2004

Consolidated Balance Sheets — January 29, 2006 and January 30, 2005

Consolidated Statements of Cash Flows — Fiscal Years Ended January 29, 2006, January 30, 2005, and February 1, 2004

Consolidated Statements of Stockholders’ Equity — Fiscal Years Ended January 29, 2006, January 30, 2005, and February 1, 2004

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedules of CSK Auto Corporation for the three years ended January 29, 2006 are included in this Report on Form 10-K, as required by Item 14(d): Schedule I Financial Information of the Registrant and Schedule II Valuation and Qualifying Accounts. Other schedules have been omitted because information is not required or otherwise is included in the Notes to Consolidated Financial Statements.

(a)(3) and (b) Exhibits:

Exhibit
Number		Description of Exhibits

2.01		Agreement and Plan of Merger, dated as of November 30, 2005, among CSK Auto Corporation, Fastlane Merger Corp., Murray’s, Inc., the sellers named therein, and J.W. Childs Associates, L.P., as seller representative, incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on December 1, 2005. (File No. 001-13927).
3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03		Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.2.1 of our Quarterly Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.04		Second Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.04 of our Quarterly Report on Form 10-Q, filed on December 9, 2005 (File No. 001-13927).
3.05		Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.05.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001. (File No 001-13927).
3	.05.2	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 of our Quarterly Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).
4.01		Form of Common Stock certificate, incorporated herein by reference to Exhibit 4.05 of our Registration Statement on Form S-1/A, filed on March 3, 1998 (File No. 333-43211).
4.02		Indenture, dated January 16, 2004, by and among CSK Auto, Inc., CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as guarantors, and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on January 20, 2004 (File No. 001-13927).

Exhibit
Number		Description of Exhibits

4.03		Indenture, dated as of July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and the Bank of New York Trust Company, N.A., as Trustee (including form of note), incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
4.04		Indenture, dated as of December 19, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. as guarantors, and the Bank of New York Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on December 20, 2005 (File No. 001-13927).
4.05		Third Supplemental Indenture, dated as of June 30, 2006, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 7, 2006 (File No. 001-13927).
4.06		Second Supplemental Indenture, dated as of July 27, 2006, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 31, 2006 (File No. 001-13927).
10.01		Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).†
10	.01.1	Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.03.1 of our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).†
10	.01.2	Form of Amendment to Employment Agreement, by and between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†
10	.01.3	Form of Amendment to Employment Agreement, by and between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.02		Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to Exhibit 10.26 of our Registration Statement on Form S-1/A, filed on March 10, 1998 (File No. 333-43211).†
10.03		Restated 1996 Associate Stock Option Plan, dated as of June 5, 1998, incorporated herein by reference to Exhibit 10.11 of our Registration Statement on Form S-1, filed on November 13, 1998 (File No. 333-67231).†
10.04		Amended and Restated Supplemental Executive Retirement Plan Agreement, effective January 1, 2005, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 21, 2004 (File No. 001-13927).†
10	.04.1	Form of First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of January 1, 2005, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†
10.05		Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to Appendix B of our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).†
10.06		1999 Employee Stock Option Plan, incorporated by reference to Appendix C of our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).†
10.07		2004 Stock and Incentive Plan (as amended and restated effective as of January 1, 2005), incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed on September 26, 2005 (File No. 001-13927).†

Exhibit
Number	Description of Exhibits

10.08	Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to Exhibit 10.14 of our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).†
10.09	CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).†
10.10	Amended and Restated Lease, dated October 23, 1989 (the Missouri Falls Lease), between CSK Auto, Inc. (formerly known as Northern Automotive Corporation) and Missouri Falls Associates Limited Partnership, incorporated herein by reference to Exhibit 10.10 of CSK Auto, Inc’s Registration Statement on Form S-4, filed on February 28, 1997 (File No. 333-22511).
10.11	First Amendment to the Missouri Falls Lease, dated November 22, 1991, between CSK Auto, Inc. (formerly known as Northern Automotive Corporation) and Missouri Falls Associates Limited Partnership, incorporated herein by reference to Exhibit 10.11 of CSK Auto, Inc’s Registration Statement on Form S-4, filed on February 28, 1997 (File No. 333-22511).
10.12	Amendment to Leases, dated October 30, 1996, by and between Missouri Falls Associates Limited Partnership and CSK Auto, Inc. (formerly known as Northern Automotive Corporation), incorporated herein by reference to Exhibit 10.12 of CSK Auto, Inc’s Registration Statement on Form S-4, filed February on 28, 1997 (File No. 333-22511).
10.13	Lease, dated July 31, 1997, between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease, dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.14	Lease, dated April 20, 2000, between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease, dated February 23, 2001, incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.15	Lease, dated April 20, 2000, between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.16	Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated herein by reference to Exhibit 10.24 of our Registration Statement on Form S-4, filed on February 11, 2002 (File No. 333-82492).
10.17	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. (formerly known as Northern Automotive Corporation) and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).†.
10.18	Employment Agreement, between CSK Auto, Inc. (formerly known as Northern Automotive Corporation) and Lon B. Novatt, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).†
10.19	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).†
10.20	Form of Indemnity Agreement, between CSK Auto Corporation and each Director, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 2, 2005 (File No. 001-13927).
10.21	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Lon Novatt, dated February 14, 2002, incorporated herein by reference to Exhibit 10.31 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.22	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Dale Ward, dated February 14, 2002, incorporated herein by reference to Exhibit 10.32 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.23	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Don Watson, dated February 14, 2002, incorporated herein by reference to Exhibit 10.33 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†

Exhibit
Number		Description of Exhibits

10.24		Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002, incorporated herein by reference to Exhibit 10.34 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.25		Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002, incorporated herein by reference to Exhibit 10.35 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.26		Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002, incorporated herein by reference to Exhibit 10.36 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.27		Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Bill Evans, dated February 14, 2002, incorporated herein by reference to Exhibit 10.37 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.28		Severance and Retention Agreement, between CSK Auto, Inc. and James B. Riley, dated October 24, 2005, incorporated herein by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q, filed on December 9, 2005 (File No. 001-13927).†
10	.29*	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Louis Mancini, dated December 20, 2005.†
10.30		Form of First Amendment to Severance and Retention Agreements, between CSK Auto, Inc. and each of its then senior executive officers (other than Maynard Jenkins), incorporated herein by reference to our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†
10.31		Indicative Callable Swap Term Sheet, effective as of April 5, 2004, between Lehman Brothers and CSK Auto, Inc., incorporated herein by reference to Exhibit 10.57 of our Annual Report on Form 10-K, filed on April 15, 2004 (File No. 001-13927).
10.32		Amended and Restated Registration Rights Agreement, dated as of May 16, 2002, by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3/A, filed on May 17, 2002 (File No. 333-77008).
10.33		Registration Rights Agreement, dated July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and the initial purchasers listed therein, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10.34		Registration Rights Agreement, dated December 19, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and JPMorgan Securities Inc., incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 20, 2005 (File No. 001-13927).
10.35		Employment Agreement, dated March 30, 2000, between CSK Auto, Inc. and Jim Bazlen, incorporated herein by reference to Exhibit 10.47 of our Annual Report on Form 10-K, filed on May 5, 2003 (File No. 001-13927).†
10	.35.1	Amendment to Employment Agreement with James Bazlen, effective October 15, 2004, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†
10.36		Form of Non-Qualified Stock Option Agreement to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†
10.37		Form of Non-Qualified Stock Option Agreement to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†
10.38		Form of Restricted Stock Agreement to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†
10.39		Stock Purchase Agreement relating to Automotive Information Systems, Inc., dated January 21, 2005, by and between CSK Auto, Inc. and Mobile Productivity, Inc., incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 27, 2005 (File No. 001-13927).

Exhibit
Number		Description of Exhibits

10.40		Summary of Executive Compensation Agreements, incorporated herein by reference to Exhibit 10.36 of our Annual Report on Form 10-K, filed on May 2, 2005 (File No. 001-13927).†
10.41		Waiver, dated as of May 1, 2005, to the Amended and Restated Credit Agreement, dated as of January 16, 2004, among CSK AUTO, INC., the several banks and other financial institutions or entities from time to time party thereto (the “Lenders”), the Syndication Agent and the Co-Documentation Agents named therein, and JPMorgan Chase Bank, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.37 of our Annual Report on Form 10-K, filed on May 2, 2005 (File No. 001-13927).
10.42		Amended and Restated Outside Director Compensation Policy, incorporated herein by reference to our Current Report on Form 8-K, filed on May 18, 2005 (File No. 001-13927).†
10.43		Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 1, 2005 (File No. 001-13927).†
10.44		Form of Incentive Bonus Unit Award Agreement, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 1, 2005 (File No. 001-13927).†
10.45		Amended and Restated Credit Agreement, dated as of January 16, 2004, among CSK Auto, Inc., the several lenders from time to time party thereto, JPMorgan Chase Bank, as administrative agent for the Lenders, and the syndication agent and co-documentation agents parties thereto, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on January 20, 2004 (File No. 001-13927).
10.46		Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of January 16, 2004, among CSK Auto, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent for the Lenders, and the syndication agent and co-documentation agents party thereto, dated as of April 29, 2004, incorporated herein by reference to Exhibit 4.01.1 of our Quarterly Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).
10.47		Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of January 16, 2004, among CSK Auto, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent for the Lenders, and the syndication agent and co-documentation agents party thereto, dated as of August 10, 2004, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on August 12, 2004 (File No. 001-13927).
10.48		Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10	.48.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 16, 2005, among CSK Auto, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank N.A., as administrative agent, and the co-syndication agents and co-documentation agents party thereto, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 20, 2005 (File No. 001-13927).
10.49		Amended and Restated Guarantee and Collateral Agreement, dated as of July 29, 2005, among CSK Auto, Inc., CSKAUTO.COM, Inc., CSK Auto Corporation, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10.50		Term Credit Agreement, dated as of June 30, 2006, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, N.A., as Co-Syndication Agents, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 7, 2006 (File No. 001-13927).
10	.50.1*	Amendment, dated as of August 3, 2006, to the Credit Agreement dated as of June 30, 2006, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents.
10	.50.2*	Second Amendment, dated as of April 27, 2007, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents.

Exhibit
Number		Description of Exhibits

10.51		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending March 17, 1998 Stock Option Grant, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.52		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending March 18, 1999 Stock Option Grant, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.53		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending December 21, 1999 Stock Option Grant, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.54		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending April 5, 2002 Stock Option Grant, incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.55		Form of Election Agreement between Optionee and CSK Auto Corporation, incorporated by reference to our Current Report on Form 8-K filed on December 22, 2006 (File No. 001-13927).†
10.56		Form of Second Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and each of its then senior executive officers (other than Maynard Jenkins), incorporated by reference to our Current Report on Form 8-K filed on February 27, 2007 (File No. 001-13927).†
21	.01*	Subsidiaries of the Company.
24	.01*	Power of Attorney (included on signature page to this Annual Report).
31	.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01		Waiver, dated as of May 4, 2006, to Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on May 23, 2006 (File No. 001-13927).
99	.01.1	Second Waiver, dated as of June 16, 2006, to the Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, the Co-Syndication Agents and the Co-Documentation Agents party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on June 19, 2006 (File No. 001-13927).

*	Filed herewith.

†	Executive compensation plans or arrangements.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

BALANCE SHEETS

	January 29,	January 30,
	2006	2005
		(Restated)
	(In thousands,
	except share data)

ASSETS
Investment in subsidiaries	$156,157	$120,139

Total assets	$156,157	$120,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 43,830,322 and 45,116,301 shares issued and outstanding at January 29, 2006 and January 30, 2005, respectively	$438	$451
Deferred compensation	(1,735)	(1,018)
Additional paid-in capital	426,560	447,612
Stockholder receivable	—	(10)
Accumulated deficit	(269,106)	(326,896)

Total stockholders’ equity	156,157	120,139

Total liabilities and stockholders’ equity	$156,157	$(120,139)

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)
	($ in thousands, except share and per share data)

Equity interest in income (loss) from subsidiaries	$57,790	$59,562	$(21,948)

Income (loss) before income taxes	95,038	99,012	(36,686)
Income tax expense (benefit)	37,248	39,450	(14,738)

Net income (loss)	$57,790	$59,562	$(21,948)

Basic earnings per share:
Net income (loss) per share	$1.30	$1.30	$(0.48)

Shares used in computing per share amounts	44,465,409	45,713,271	45,657,710

Diluted earnings per share:
Net income (loss) per share	$1.29	$1.29	$(0.48)

Shares used in computing per share amounts	44,812,302	46,002,376	45,657,710

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-	Stockholder	Deferred	Accumulated
	Shares	Amount	in Capital	Receivable	Compensation	Deficit	Total Equity
			(In thousands, except share data)

Balances at February 2, 2003 (As Previously Reported)	45,148,230	$452	$448,279	$(342)	$—	$(259,002)	$189,387
Adjustments (see Note 1)	—	—	880	—	—	(105,508)	(104,628)

Balances at February 2, 2003 (Restated)	45,148,230	452	449,159	(342)	—	(364,510)	84,759
Exercise of options	1,348,279	13	15,942				15,955
Tax benefit relating to stock option exercises			2,333				2,333
Recovery of stockholder receivable				269			269
Restricted stock	1,427		22				22
Compensation expense, stock options (restated)			107				107
Net loss (restated)						(21,948)	(21,948)

Balances at February 1, 2004 (Restated)	46,497,936	465	467,563	(73)	—	(386,458)	81,497
Repurchase and retirement of common stock	(1,574,956)	(16)	(23,710)				(23,726)
Restricted stock	4,463		1,209		(1,164)		45
Amortization of deferred compensation					146		146
Recovery of stockholder receivable				63			63
Exercise of options	188,858	2	2,072				2,074
Tax benefit relating to stock option exercises			390				390
Compensation expense, stock options (restated)			88				88
Net income (restated)						59,562	59,562

Balances at January 30, 2005 (Restated)	45,116,301	451	447,612	(10)	(1,018)	(326,896)	120,139
Exercise of options	105,590	1	1,129				1,130
Tax benefit relating to stock option exercises			231				231
Recovery of stockholder receivable				10			10
Restricted stock	17,731		1,159		(1,288)		(129)
Amortization of deferred compensation					571		571
Warrants and call options, net of tax			1,437				1,437
Purchase and retirement of common stock	(1,409,300)	(14)	(25,015)				(25,029)
Compensation expense, stock options			7				7
Net income						57,790	57,790

Balances at January 29, 2006	43,830,322	$438	$426,560	$—	$(1,735)	$(269,106)	$156,157

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
		(Restated)	(Restated)
	($ in thousands)

Cash flows provided by operating activities:
Net income (loss)	$57,790	$59,562	$(21,948)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity interest in net income from subsidiaries	(57,790)	(59,562)	21,948

Net cash provided by operating activities	—	—	—
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

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

This financial statement schedule should be read in conjunction with the consolidated financial statements of CSK Auto Corporation and Subsidiaries for descriptions of significant accounting policies and other matters, including guarantees by Corporate. The consolidated financial statements of CSK Auto Corporation and subsidiaries have been restated for fiscal 2004 and 2003 to correct accounting errors and irregularities primarily related to the Company’s historical accounting for inventory and vendor allowances. A more detailed description of the accounting restatements are in Note 1 — Restatement of Consolidated Financial Statements to the consolidated financial statements included in Item 8 of this Annual Report.

CSK AUTO CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years 2005, 2004, and 2003
($ In Thousands)

	Balance at	Charged to	Purchase		Balance at
	Beginning	Costs and	Accounting		End
Description	of Period	Expenses	Adjustments	Deductions	of Period

Allowance for Bad Debts:
Year Ended February 1, 2004	$2,736	5,032	—	(6,242)	$1,526
Year Ended January 30, 2005	$1,526	6,579	—	(7,536)	$569
Year Ended January 29, 2006	$569	2,674	49	(2,856)	$436
Allowance for Closed Stores:
Year Ended February 1, 2004	$4,422	12,522	—	(4,943)	$12,001
Year Ended January 30, 2005	$12,001	2,229	—	(6,456)	$7,774
Year Ended January 29, 2006	$7,774	2,903	324	(3,968)	$7,033
Allowance for Inventory Shrink:
Year Ended February 1, 2004 (Restated)(1)	$21,516	32,688	—	(34,580)	$19,624
Year Ended January 30, 2005 (Restated)(1)	$19,624	20,840	—	(27,385)	$13,079
Year Ended January 29, 2006	$13,079	28,780	658	(30,029)	$12,488
Allowance for Inventory Obsolescence:
Year Ended February 1, 2004	$—	—	—	—	—
Year Ended January 30, 2005	$—	1,469	—	—	$1,469
Year Ended January 29, 2006	$1,469	(462)	255	(50)	$1,212
Allowance for Deferred Tax Asset:
Year Ended February 1, 2004 (Restated)(1)	$1,752	—	—	—	$1,752
Year Ended January 30, 2005 (Restated)(1)	$1,752	—	—	—	$1,752
Year Ended January 29, 2006	$1,752	—	—	—	$1,752

(1)	See Note 1 — Restatement of Consolidated Financial Statements to the consolidated financial statements included in Item 8 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2007.

CSK AUTO CORPORATION

By:	/s/ MAYNARD L. JENKINS, JR.
Maynard L. Jenkins, Jr.
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Randi V. Morrison and James B. Riley, and each of them, with full power of substitution and full power to act without the other, his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by CSK Auto Corporation with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended January 29, 2006 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his or her sole discretion deems appropriate.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 30th day of April, 2007.

/s/ MAYNARD L. JENKINS JR. Maynard L. Jenkins Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES G. BAZLEN James G. Bazlen	Director

/s/ MORTON GODLAS Morton Godlas	Director

/s/ TERILYN A. HENDERSON Terilyn A. Henderson	Director

/s/ CHARLES K. MARQUIS Charles K. Marquis	Director

/s/ CHARLES J. PHILIPPIN Charles J. Philippin	Director

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director

/s/ JAMES B. RILEY James B. Riley	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number

10	.29*	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Louis Mancini, dated December 20, 2005.†
10	.50.1*	Amendment, dated as of August 3, 2006, to the Credit Agreement dated as of June 30, 2006, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents.
10	.50.2*	Second Amendment, dated as of April 27, 2007, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents.

21	.01*	Subsidiaries of the Company.
31	.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.