Form 10-K
period 2007-02-04
CSK AUTO CORP
filed 2007-07-09
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 4, 2007.
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

As of July 30, 2006, the aggregate market value of our voting and non-voting common stock held by non-affiliates was approximately $527.9 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of June 1, 2007, there were 43,950,751 shares of our common stock outstanding.

As used herein, the terms “CSK,” “CSK Auto,” “the Company,” “we,” “us,” and “our” refer to CSK Auto Corporation and its subsidiaries, including its operating subsidiary, CSK Auto, Inc. and its subsidiaries. The term “Auto” as used herein refers to our operating subsidiary, CSK Auto, Inc., and its subsidiaries.

You may obtain, free of charge, copies of this Annual Report on Form 10-K (this “Annual Report”) as well as our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, then clicking “Investors.” Information contained on our website is not part of this Annual Report.

Explanatory Note

In its Annual Report on Form 10-K for its fiscal year ended January 29, 2006 (“fiscal 2005”) (the “2005 10-K”), the Company restated its consolidated balance sheet at January 30, 2005 and its consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for its fiscal years ended February 1, 2004 (“fiscal 2003”) and January 30, 2005 (“fiscal 2004”). Certain restatement adjustments also affected periods prior to fiscal 2003, the interim financial information for all of fiscal 2004 previously filed on Form 10-Q, and the interim financial information for the first three quarters of fiscal 2005 previously filed on Form 10-Q. Restated interim information for fiscal 2004 and 2005 was provided in the unaudited selected quarterly financial data in Note 20 — Quarterly Results to the Company’s consolidated financial statements included in

Item 8, “Consolidated Financial Statements and Supplementary Data,” of the 2005 10-K. The Company also restated in its 2005 10-K selected consolidated statement of operations and balance sheet data reflected in Item 6, “Selected Consolidated Financial Data,” for its fiscal years ended February 3, 2002 (“fiscal 2001”) and February 2, 2003 (“fiscal 2002”). The Company did not provide any restated financial information for any annual periods before fiscal 2001. The Company did not amend its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments. The financial statements and related financial information contained in such reports are superseded by the information in the 2005 10-K and the financial statements and related financial information contained in such previously filed reports should not be relied upon.

The Company expects that as soon as practical after the filing of this Annual Report, it will file its Quarterly Reports on Form 10-Q for the interim periods of its fiscal year ended February 4, 2007 (“fiscal 2006”), which will include the applicable restated interim information for fiscal 2005, and the first quarter of its fiscal year ending February 3, 2008 (“fiscal 2007”). The Company expects to complete all of these filings by August 15, 2007.

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

Except as required by applicable law, we do not intend and undertake no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward looking statement, you should not place undue reliance upon forward-looking statements and should carefully consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the SEC.

PART I

Significant Events

The filing of this Annual Report was delayed because substantial internal and external resources were devoted by the Company to the completion of its 2005 10-K and the restatements and other matters described below under the heading “Audit Committee Investigation and Restatement of Consolidated Financial Statements.” Set forth below is a summary of certain significant events that occurred during fiscal 2006 and through the date of this filing.

Audit Committee Investigation and Restatement of Consolidated Financial Statements

Overview

In its 2005 10-K, the Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly financial information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 included in Item 8, “Financial Statements and Supplementary Data,” were restated to correct errors and irregularities of the type identified in the course of an Audit Committee-led independent accounting investigation (discussed further below, and referred to herein as the “Audit Committee-led investigation”) and other accounting errors and irregularities identified by the Company in the course of the restatement process, all as more fully described in the “Background” section below.

The Audit Committee concluded that the errors and irregularities were primarily the result of actions directed by certain personnel and an ineffective control environment that, among other things, permitted the following to occur:

•	recording of improper accounting entries as directed by certain personnel;

•	inappropriate override of, or interference with, existing policies, procedures and internal controls;

•	withholding of information from, and providing of improper explanations and supporting documentation to, the Company’s Audit Committee and Board of Directors, as well as its internal auditors and independent registered public accountants; and

•	discouraging employees from raising accounting related concerns and suppressing accounting related inquiries that were made.

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

Management, with the assistance of numerous experienced accounting consultants (other than its firm of independent registered public accountants) that the Company had retained near the onset of the investigation to assist the Chief Financial Officer with the restatement efforts, continued to review the Company’s accounting practices and identified additional errors and irregularities, which were corrected in the restatements.

Background

In the Company’s Annual Report on Form 10-K for fiscal 2004, filed May 2, 2005 (the “2004 10-K”), management concluded that the Company did not maintain effective internal control over financial reporting as of January 30, 2005 due to the existence of material weaknesses as described in the 2004 10-K. The plan for remediation at that time called for, among other things, the Company to enhance staffing and capabilities in its Finance organization. During fiscal 2005, we made several enhancements to our Finance organization including the October 2005 hiring of a new Senior Vice President and Chief Financial Officer. In the fourth quarter of fiscal 2005, new personnel in our Finance organization raised questions regarding the existence of inventory underlying certain general ledger account balances and an internal audit of vendor allowances raised continued concerns about the processing and collections of vendor allowances. Management’s review of these matters continued into our fiscal

2005 year-end financial closing process. In early March 2006, it became apparent that inventories and vendor allowances were potentially misstated and that the effect was potentially material to the Company’s previously issued consolidated financial statements. The Audit Committee, acting through a Special Investigation Committee appointed by the Audit Committee consisting of the Audit Committee Chairman and the Company’s designated Presiding Director, retained independent legal counsel who, in turn, retained a separate nationally recognized accounting firm (other than the Company’s independent registered public accountants), to assist it in conducting an independent investigation relative to accounting errors and irregularities, relating primarily to the Company’s historical accounting for its inventories and vendor allowances.

On March 23, 2006, the Audit Committee concluded that, due to accounting errors and irregularities then noted, the Company’s (i) fiscal 2004 consolidated financial statements, as well as its consolidated financial statements for fiscal 2003, 2002 and 2001, (ii) selected consolidated financial data for each of the five years in the period ended January 30, 2005, (iii) interim financial information for each of its quarters in fiscal 2003 and fiscal 2004 included in its 2004 Annual Report, and (iv) interim financial statements included in its Form 10-Qs for the first three quarterly periods of fiscal 2005, should no longer be relied upon. On March 27, 2006, the Company announced that it would be postponing the release of fourth quarter and fiscal 2005 financial results pending the outcome of the Audit Committee-led investigation; that it would be restating historical financial statements; and that the Company’s consolidated financial statements for the prior interim periods and fiscal years indicated above should no longer be relied upon.

The initial and primary focus of the Audit Committee-led investigation was the Company’s accounting for inventory and for vendor allowances associated with its merchandising programs. However, the Audit Committee did not limit the scope of the investigation in any respect, which was subsequently broadened to encompass other potential concerns raised during the course of the investigation. Throughout and upon completion of the investigation, representatives of the Audit Committee and its legal and accounting advisors shared the results of the investigation with the Company’s independent registered public accounting firm and the SEC, which is conducting a formal investigation of these matters. The Company continues to share information and believes it is cooperating fully with the SEC in its formal investigation.

During and following the Audit Committee-led investigation, the Company’s Finance personnel (consisting primarily of the Company’s then new Chief Financial Officer and numerous experienced finance/accounting consultants the Company had retained near the onset of the investigation to assist the Chief Financial Officer with the restatement efforts), assisted by the Company’s Internal Audit staff, conducted follow-up procedures to ensure that the information uncovered during the investigation was complete, evaluated the initial accounting for numerous transactions and reviewed the activity in accounts in light of the newly available information to determine the propriety of the initial record-keeping and accounting. In the course of these follow-up procedures, the Company also identified a number of other accounting errors and irregularities that were corrected in our restated consolidated financial statements in our 2005 10-K.

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

On September 28, 2006, the Company announced the substantial completion of the Audit Committee-led investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. In addition to the personnel changes discussed below, the Company also announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training.

Following the completion of the Audit Committee-led investigation, the Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the Senior Vice President and General Counsel and the Senior Vice President and Chief Financial Officer to develop a remediation plan to address the types of matters identified during the investigation. The proposed remediation plan that the Remediation Committee is working with reflects the input of the Disinterested Directors. While most aspects of the plan are presently in the development phase, this remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes and policies, as well as departmental specific measures. See discussion under “Management’s Report on Internal Control Over Financial Reporting — Plan for Remediation of Material Weaknesses” in Item 9A, “Controls and Procedures,” below.

The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into the current fiscal year; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.

Management Changes

Following the substantial conclusion of the Audit Committee-led investigation, it was announced on September 28, 2006 that our Chief Operating Officer and President and our Chief Administrative Officer (who until October 2005 had served as our Chief Financial Officer) were no longer employed by the Company. In light of these departures, the Board of Directors believed it was important to identify a successor for our then 64 year old Chief Executive Officer. As a result, it was also announced that the Board had decided to initiate a search for a new Chief Executive Officer and that upon the successful conclusion of that search, our current Chief Executive Officer would retire.

In October 2006, the Company engaged Korn/Ferry International to assist the Board of Directors in a nationwide search effort. On June 8, 2007, the Company announced the selection of Lawrence N. Mondry as its new President and Chief Executive Officer to succeed Mr. Jenkins upon his retirement. Mr. Mondry commenced employment on June 13, 2007 and is expected to assume the President and Chief Executive Officer positions in July 2007. He will also be joining the Company’s Board of Directors upon his assumption of the President and Chief Executive Officer positions.

The Company also announced on June 8, 2007, the departure at the end of that month of James B. Riley, Senior Vice President and Chief Financial Officer, who resigned to accept a position as Chief Financial Officer with Ormet, an aluminum production company in Mr. Riley’s home state of Ohio. Also, as previously announced, the Board of Directors appointed Steven L. Korby as its interim Chief Financial Officer effective upon Mr. Riley’s departure and pending identification of a permanent replacement for Mr. Riley. Mr. Korby, a partner with Tatum, LLC, an executive services and consulting firm specializing in financial and information technology leadership, has been serving as a consultant to the Company since July 2006, assisting Mr. Riley in connection with various accounting and finance matters, including preparation of the Company’s fiscal 2005 and 2006 financial statements and the restatements of prior period financial statements. The Company has commenced its search for a permanent Chief Financial Officer to succeed Mr. Riley.

Securities Class Action Litigation, Shareholder Derivative Litigation and SEC Investigation

In June 2006, two shareholder class actions alleging violations of the federal securities laws were filed against the Company and four of its current and former officers. In July 2006, a shareholder derivative suit was filed against certain of our current and former officers, all of our current and certain former directors, and the Company, as nominal defendant. In addition, the SEC has notified us that it is conducting a formal investigation relative to certain matters underlying the restatement of our financial statements. This litigation and the SEC investigation are described in greater detail below in Item 3, “Legal Proceedings.”

Debt Refinancing

In fiscal 2005, we completed the following transactions: (1) the issuance of $125.0 million of 3 3/8% senior exchangeable notes due 2025 (the “3 3/8% Notes”) and the purchase of a call option and issuance of a warrant for shares of our common stock in connection with the issuance of the 3 3/8% Notes; (2) the establishment of a new $325.0 million senior secured asset-based revolving credit facility (the “Senior Credit Facility”), and (3) the issuance of $100.0 million of 4 5/8% senior exchangeable notes due 2025 (the “4 5/8% Notes”). We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility, repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. We used the proceeds from the issuance of the 4 5/8% Notes, borrowings under the Senior Credit Facility and cash on hand to acquire all of the outstanding stock of Murray’s Inc. and its subsidiary, Murray’s Discount Auto Stores, Inc. (collectively herein, “Murray’s”) in December 2005 for approximately $180.9 million.

Our inability to timely file our periodic reports with the SEC as a result of the need to restate our financial statements as discussed above created potential default implications under all of our debt instruments. As a result, in July 2006, we completed a cash tender offer and consent solicitation for $224.96 million of our 7% senior subordinated notes (the “7% Notes”) and repaid all of the 3 3/8% Notes upon the acceleration of their maturity. We used proceeds from a new $350.0 million term loan facility (the “Term Loan Facility”) entered into in June 2006 to pay the tender offer consideration for the 7% Notes and to repay the 3 3/8% Notes. We also obtained the consent of the holders of a majority of the outstanding 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were issued to waive any default arising from our filing delays, exempt the Company from compliance with the SEC filing covenants in the indenture until June 30, 2007, increase the applicable coupon interest rate to 6 3/4%, and improve the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of the notes. The SEC filings that were required to be made under the indenture were not made by June 30, 2007 and, as a result, additional default risks exist. See Item 1A, “Risk Factors — Risks Related to Our Financial Condition — Our failure to file our SEC reports by the deadlines contained in our Debt Agreements could have a material adverse effect on our financial condition and our ability to meet our debt obligations.” We also executed a waiver under our existing Senior Credit Facility to allow us until June 13, 2007 to complete certain periodic SEC reports, including our 2005 10-K (that was filed May 1, 2007), which date has since been extended as described below.

On April 27, 2007, we entered into an amendment to the Term Loan Facility that increased the maximum leverage ratio permitted under the facility in order to minimize the possibility that we would be unable to comply with the facility’s leverage ratio covenants for the first two quarters of fiscal 2007 and revised the definition of the term “Leverage Ratio” to exclude undrawn letters of credit, which had typically been excluded from this calculation in our prior debt agreements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Liquidity and Capital Resources — Debt Covenants.”

On June 11, 2007, we executed a third waiver to our Senior Credit Facility with respect to the stated time periods under the facility to deliver annual and quarterly financial statements for fiscal 2006 and quarterly financial statements for the first quarter of fiscal 2007 and the related periodic SEC reports for these periods, which, subject to the specific terms and conditions of the waiver, is designed to allow us until August 15, 2007 to complete such filings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Credit Facility” and “— Factors Affecting Liquidity and Capital Resources — Debt Covenants.”

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

We have the number one market position in 22 of the 32 major markets in which we operate, based on store count. As of February 4, 2007, we operated 1,332 stores, including five Pay N Save stores, in 22 states, with our principal concentration of stores in the Western United States. Our stores are known by the following four brand names (referred to collectively as “CSK Stores”):

•	Checker Auto Parts, founded in 1969, with 467 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 228 stores in the Pacific Northwest states and Alaska;

•	Kragen Auto Parts, founded in 1947, with 506 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 126 stores in the Midwest.

In December 2005, we purchased all the outstanding stock of Murray’s Inc. and its subsidiary, Murray’s Discount Auto Stores, Inc. (collectively “Murray’s”). As of the acquisition date, Murray’s operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana — states in which the Company previously had no significant market presence. The 110 acquired Murray’s stores, as well as new stores we open in our Midwest markets will retain the Murray’s name. The Murray’s stores complement our existing operations and expand our markets served from 19 to 22 states.

At February 4, 2007, we operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, offering primarily tools, hardware, housewares and other household goods, and seasonal items. As a part of our continuing review of store results, we closed three of the five Pay N Save stores during the first quarter of fiscal 2007. The remaining two stores have been converted to clearance centers and stocked primarily with product from the former Pay N Save store locations. We concluded that the sales performance of the Pay N Save stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count. The Pay N Save concept provided us with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK Stores. This function is now being accommodated with a combination (“combo”) store shopping format in certain of our existing stores that are larger than our average store size of 7,500 square feet. A combo store includes approximately 2,500 square feet for our most popular value-concept stock-keeping units, or SKUs, that we first tested in the Pay N Save stores. At February 4, 2007, we operated seven combo stores and planned to open two more combo stores in fiscal 2007. We will evaluate the combo stores’ performance before we expand the combo store concept beyond these locations.

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

We serve both the do-it-yourself (“DIY”) and the commercial installer, also referred to as the do-it-for-me (“DIFM”), markets. The DIY market, which is comprised of consumers who typically repair and maintain vehicles themselves, is the foundation of our business. Sales to the DIY market represented approximately 83% of our net sales for fiscal 2006. The DIFM market is comprised of auto repair professionals, fleet owners, governments and municipalities and is estimated to have accounted for over 67% of the annual sales in the U.S. automotive aftermarket industry in 2006 (excluding the sales of tires and services performed by DIFM professionals), according to statistics published by the Automotive Aftermarket Industry Association (“AAIA”). Sales to the DIFM market represented approximately 17% of our net sales for fiscal 2006. We believe we are well positioned to effectively and profitably further penetrate the highly fragmented DIFM market because of our sales force dedicated to DIFM customers, experienced in-store sales associates, level of customer service, conveniently located stores, efficient depot delivery network, attractive pricing, and ability to provide timely availability of a broad selection of national brand name products.

We operate separate e-commerce sites for our retail and commercial customers. Our retail website, which utilizes the partsamerica.com URL, has become a targeted destination for DIY auto parts consumers. Our customers can find price, availability, images and other rich content on hundreds of thousands of our products on the website. The site is completely integrated with our warehouse, inventory and store systems and was one of the first to offer in-store pickup and returns. Through a business arrangement we have with Advance Auto Parts, we are able to offer the in-store service virtually coast to coast. Our commercial e-commerce site, cskproshop.com, offers DIFM customers the ability to build estimates, perform complex diagnostics, research vehicle problems and order products online. The site is also integrated with our store systems so that an online order will be automatically delivered to the customer. The site also provides our customers the ability to see their monthly statements and digital reproductions of all their signed invoices.

Industry Overview

We compete in the U.S. automotive aftermarket industry, which, according to statistics by the AAIA published in 2006, has estimated annual sales of approximately $118 billion. Estimated sales include replacement parts, accessories, maintenance items, batteries and automotive fluids for cars and light trucks but exclude sales of tires and services performed by DIFM professionals. The industry is comprised of the DIY market and the DIFM market. We believe that the U.S. automotive aftermarket industry is characterized by stable demand and is growing because of increases in:

•	the number and age of automotive vehicles in use;

•	the number of miles driven annually per vehicle;

•	the number of licensed drivers;

•	the percentage of the total light vehicle fleet represented by light trucks (including SUVs), which generate higher average aftermarket product purchases versus such purchases generated per car; and

•	the existence of $52 billion per year of unperformed and underperformed maintenance by U.S. vehicle owners, according to the Automotive Aftermarket Suppliers Association.

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

Competitive Strengths and Strategies

We believe that our competitive strengths and strategies include the following:

Leading Market Position in the Western United States. We are the largest specialty retailer of automotive parts and accessories in the Western United States and have the number one market position in 22 of the 32 major markets in which we operate, based on store count. We believe that we have better brand name recognition than many of our competitors due to the long operating history of our stores, our advertising and marketing programs and the breadth of our product selection.

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

Efficient Store-Level Information and Distribution Systems.  We have optimized our store-level information systems and warehouse and distribution systems in order to more effectively manage our inventory and increase the availability of products to our customers. We have an advanced electronic product catalog in our stores that enhances our associates’ ability to assist our customers in selecting the right parts for their automotive needs. Our sophisticated inventory management systems provide inventory movement forecasting based on history, trends and seasonality. Our systems have enhanced our ability to predict the size and timing of product requirements by closely monitoring service level goals, vendor lead times and cost of inventory assumptions. Our store level replenishment system generates orders based upon store on-hand and store model stock quantities. Store model stock quantities are determined by an automatic model stock adjustment system that utilizes historical sales patterns, seasonality and store presentation requirements. Our fully integrated warehouse and distribution network and our 32 strategically located priority parts depots, which operate using the latest technology, have allowed us to improve distribution efficiency. Our investment in these new technology systems in our stores and in our distribution network has allowed us to have the right parts in the right places to meet our customers’ needs.

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

Store Operations

Our stores are divided into 11 geographic regions: Southwest, Rocky Mountain, Northwest, Northern Plains, Southern California, Coastal California, Los Angeles, Bay Area, Northern California, Chicago and Great Lakes. Regional vice presidents, each of whom oversees five to 12 district managers, administer each region. Each of our district managers has responsibility for between seven and 18 stores.

The table below sets forth, as of February 4, 2007, the geographic distribution of our stores and the trade names under which they operate. As noted above, as of February 4, 2007, we also operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, three of which have since been closed and two of which have been converted to clearance centers.

				Murray’s
	Checker	Schuck’s	Kragen	Discount	Company
	Auto Parts	Auto Supply	Auto Parts	Auto Parts	Total

California	1	2	487	—	490
Washington	—	147	—	—	147
Arizona	121	—	—	—	121
Colorado	82	—	—	—	82
Minnesota	57	—	—	—	57
Michigan	—	—	—	54	55
Utah	53	—	—	—	53
Oregon	—	45	—	—	45
Illinois	—	—	—	55	54
Nevada	25	—	19	—	44
Idaho	9	24	—	—	33
New Mexico	31	—	—	—	31
Wisconsin	27	—	—	—	27
Texas	17	—	—	—	17
Ohio	—	—	—	14	14
Alaska	—	10	—	—	10
Hawaii	11	—	—	—	11
Montana	10	—	—	—	10
Wyoming	11	—	—	—	11
North Dakota	7	—	—	—	7
South Dakota	5	—	—	—	5
Indiana	—	—	—	3	3

Sub-total	467	228	506	126	1,327
Pay N Save (Arizona)	—	—	—	—	5

Total	467	228	506	126	1,332

Our stores are generally open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. on Monday through Friday, from 8:00 a.m. to 8:00 p.m. on Saturday and from 9:00 a.m. to 7:00 p.m. on Sunday. Some stores are open 24 hours and some stores are open until midnight. The stores employ an average of approximately eight to 10 associates, including a store manager, two assistant store managers and a staff of full-time and part-time associates.

Store Formats

Approximately 62% of our stores are freestanding, with the balance located within strip shopping centers. Stores range in size from approximately 2,700 to 24,000 square feet, average approximately 7,500 square feet in size and offer a store specific mix of approximately 16,000 SKUs.

Other than the 126 Murray’s stores as of February 4, 2007, which approximate 10,000 square feet, we have three principal store formats, which are 6,000, 7,000 and 8,000 square feet in size. The store size for a given new location is selected generally based upon sales volume expectations determined through a detailed market analysis that we conduct as part of our site selection process. The majority of the Murray’s stores we acquired in fiscal 2005 are 10,000 square feet or larger. The following table categorizes our stores by size as of February 4, 2007 and includes five Pay N Save stores:

Number of
Store Size	Stores

10,000 sq. ft. or greater	190
8,000 — 9,999 sq. ft.	244
6,000 — 7,999 sq. ft.	619
5,000 — 5,999 sq. ft.	202
Less than 5,000 sq. ft.	77

1,332

When shopping for hard parts, our customers are serviced by knowledgeable parts personnel utilizing our electronic parts catalogs with enhanced product application information and thousands of product images. Accessory and maintenance items are easily accessible to our customers via convenient to shop shelving fixtures that contain such products as oil and air filters, additives, waxes and other items. We provide specifically designed shelving for batteries and, in many stores, oil products.

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

Our real estate department utilizes a comprehensive, market-based approach that identifies and analyzes potential store locations based on detailed demographic and competitive studies. These demographic and competitive studies include analysis of population density, growth patterns, age, per capita income, vehicle traffic counts and the number and type of existing automotive-related facilities, such as automotive parts stores and other competitors within a pre-determined radius of the potential new location. These potential new locations are compared to our existing locations to determine opportunities for opening new stores and relocating or expanding existing stores.

The following table sets forth our store development activities during the periods indicated (including the Pay N Save stores in fiscal 2005 and 2006):

	Fiscal Year
	2006	2005	2004

Beginning stores	1,277	1,134	1,114
New stores (excluding relocated stores)	64	36	28
Acquired stores	—	110	—
Relocated stores	8	8	9
Closed stores (including relocated stores)	(17)	(11)	(17)

Ending stores	1,332	1,277	1,134

Total new, acquired and relocated stores	72	154	37

In fiscal 2007, we plan to open 64 new stores (excluding relocated stores), relocate nine stores and close approximately 26 stores (including the relocated stores), resulting in an estimated 47 net new stores.

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

Purchasing

Merchandise is selected from over 600 suppliers and purchased for all stores by personnel at our corporate headquarters in Phoenix, Arizona. No one single supplier accounted for as much as 10% of our purchases in fiscal 2006, 2005 or 2004. Our stores offer products with nationally recognized, well-advertised brand names, such as Armor All, Autolite, Castrol, Fel Pro, Fram, Goodyear, Havoline, Mobil, Monroe, Pennzoil, Prestone, Quaker State, RayBestos, Stant, Sylvania, Turtle Wax and Valvoline. In addition to brand name products, our stores carry a wide variety of high quality generic products. Most of our generic products are produced by nationally recognized manufacturers; therefore, we believe that our generic products are of a quality that is comparable to brand name products.

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

Commercial Sales Program

In addition to our primary focus on serving the DIY consumer, we have significantly increased our marketing directed at the commercial or DIFM customer in the automotive replacement parts market. According to the AAIA, the commercial or DIFM market is estimated to have constituted in excess of 67% of the annual sales in the automotive aftermarket (excluding the sales of tires and services performed by DIFM professionals) in 2006 and, based on 2006 research by Lang Marketing Resources, Inc., in 2005 the DIFM market grew at a faster rate than the DIY market relative to the prior year (2004). Our commercial sales program, which is intended to facilitate greater penetration of the DIFM market, is targeted toward professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers with auto repair facilities and other commercial repair outlets located near our stores.

We have made a significant commitment to this portion of our business and upgraded the information systems capabilities available to our commercial sales organization. In addition, we employ one district sales manager for every approximately five stores with a commercial sales center. The district sales manager is responsible for servicing existing and developing new commercial accounts. In addition, at a minimum, each commercial sales center has a dedicated in-store salesperson, driver and delivery vehicle.

We believe we are well positioned to effectively and profitably service commercial customers, who typically require a higher level of customer service and broader product availability. The commercial market has traditionally been serviced primarily by jobbers. However, automotive specialty retailing chains, such as CSK, have continued to increase their share of the commercial market. We believe we have significant competitive advantages in servicing the commercial market because of our user-friendly information systems developed specifically for our DIFM business, as well as our experienced sales associates, conveniently located stores, attractive pricing and ability to consistently deliver a broad product offering with an emphasis on national brand names.

As of February 4, 2007, we operated commercial sales centers in 711 of our stores. Our sales to commercial accounts (including sales by stores without commercial sales centers) were $320.2 million and $296.2 million in fiscal 2006 and 2005, respectively. On a comparable store basis, our commercial sales increased approximately 7.7% in fiscal 2006. We believe there is opportunity for further commercial sales growth in all of our markets.

Advertising

We support our marketing and merchandising strategy primarily through print advertising, in-store promotional displays, targeted direct mail programs and radio, television and outdoor advertising. The print advertising consists of color circulars that are produced by our in-house advertising department. We also advertise on radio, television and billboards primarily to reinforce our image and name recognition. Television advertising is primarily targeted to sports programming and radio advertising is primarily aired during commuting hours. Advertising efforts include Spanish language radio and billboards as well as bilingual print advertising and store signage. In-store signs and displays are used to promote products, identify departments, and to announce store specials. We also sponsor Major League Baseball in major markets throughout our trade area and two National Hot Rod Association (NHRA) Powerade Championship Series® Funny Cars and have been designated the Official Auto Parts Store of the NHRA. Our web sites include the following:

•	http://www.cskauto.com;

•	http://www.cskautoparts.com;

•	http://www.checkerauto.com;

•	http://www.schucks.com;

•	http://www.kragen.com; and

•	http://www.murraysdiscount.com.

Associates

As of February 4, 2007, we employed approximately 9,843 full-time associates and approximately 5,283 part-time associates. Approximately 85% of our personnel are employed in store level operations, 8% in distribution and 7% in our corporate headquarters.

For at least the past 10 years, we have not experienced any significant labor disruption and we believe that our labor relations are good. Except for a limited number of our stores in the Northern California market, whose associates have been represented by a union for many years, none of our personnel are represented by a labor union.

Competition

We compete in both the DIY and DIFM markets of the automotive aftermarket industry, which is highly fragmented and generally very competitive. We compete primarily with national and regional retail automotive parts chains (such as AutoZone, Inc. and Advance Auto Parts, Inc.), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as NAPA), automobile dealers, and discount stores and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). As the largest specialty retailer of automotive parts and accessories in the Western United States based on store count, we believe we have certain competitive advantages over smaller retail chains and independent operators. These advantages include: (1) our brand name recognition as a trusted source of automotive parts and accessories, (2) our ability to make available a broad selection of products on a timely basis, (3) marketing and distribution efficiencies achieved from economies of scale, and (4) our advanced store level information and distribution systems, which are the result of our significant investments in sophisticated and modern technology. We also believe that we enjoy a competitive advantage over mass merchandisers due to our convenient locations, our focus on automotive parts and accessories and our knowledgeable sales associates.

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

Trade Names, Service Marks and Trademarks

We own the trade names and service marks Checker Auto Parts, Schuck’s, Schuck’s Auto Supply, Kragen and Kragen Auto Parts, and have registered Schuck’s and Kragen Auto Parts with the United States Patent and Trademark Office for use in connection with our automotive parts retailing business. We acquired the trade name Murray’s Discount Auto Stores and the registered service mark Murray’s Auto Parts, among other marks, in connection with our December 2005 acquisition of Murray’s. We own the trade name Pay-N-Save and have registered the service mark Pay N $ave with the United States Patent and Trademark Office for use in connection with our general merchandising retailing business. In addition, we own and have registered numerous trademarks with respect to many of our private label products and advertising and marketing strategies. We believe that our various trade names, service marks and trademarks are important to our merchandising strategies. There are no infringing uses known by us that materially affect the use of such items.

Warehouse and Distribution

Our warehouse and distribution system utilizes bar coding, radio frequency scanners and sophisticated conveyor and put-to-light systems. We operate with metric based incentive programs and engineered labor standards at our Phoenix, Arizona and Dixon, California distribution centers. We operate with metric based incentive programs and historical labor standards in all but one of our remaining distribution centers. These programs have contributed to improved labor productivity. Each store is currently serviced by one of our four main distribution centers, with the regional distribution centers handling bulk materials, such as oil and antifreeze. All of our merchandise is shipped from the vendors to our distribution centers, with the exception of batteries and certain other products, which are shipped directly to stores by the vendor. We have recently completed an approximately 80,000 square foot expansion of our Phoenix, Arizona distribution center.

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

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of June 1, 2007. Below the table appears a brief account of each executive officer’s business experience, other than Mr. Jenkins, whose background is described in Item 10, “Directors, Executive Officers and Corporate Governance,” below under the caption “Directors.” Our executive officers also have the same titles at our subsidiary, CSK Auto, Inc.

Certain executive officers who were employed by the Company during fiscal 2006 are no longer employed by the Company. In March 2006, Louis Mancini, former CEO of Murray’s and the Company’s former Executive Vice President — Midwest Operations since our acquisition of Murray’s in December 2005, resigned from the Company. Also, as previously announced and as noted above, the Company’s President and Chief Operating Officer’s (Martin Fraser) and Chief Administrative Officer’s (Don Watson) employment with the Company terminated in September 2006. Furthermore, as noted above, James B. Riley, the Company’s former Chief Financial Officer, resigned from the Company effective at the end of June 2007, and Steven L. Korby has been appointed as the Company’s interim Chief Financial Officer pending identification of a permanent replacement for Mr. Riley.

Name	Age	Position

Maynard Jenkins	64	Chairman, Chief Executive Officer and Director
Dale Ward	57	Executive Vice President
Larry Buresh	63	Senior Vice President and Chief Information Officer
Larry Ellis	52	Senior Vice President — Logistics
Randi V. Morrison	42	Senior Vice President, General Counsel and Secretary
James B. Riley	55	Senior Vice President and Chief Financial Officer
John Saar	56	Senior Vice President of Commercial Sales

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

James B. Riley became our Senior Vice President and Chief Financial Officer in October 2005. Mr. Riley has over 20 years experience serving in a variety of financial executive and management positions. Prior to joining CSK Auto, Mr. Riley served as a senior consultant to Xperianz, a consulting firm working with systems selection and implementation from 2004 to 2005. Prior to that, he served as Senior Vice President and Chief Financial Officer of Chiquita Brands International from 2001 to 2004. As noted above, the Company previously announced Mr. Riley’s resignation effective at the end of June 2007.

John Saar became our Senior Vice President — Commercial Sales in October 2006. Prior to that, Mr. Saar served as a Divisional Vice President since 2001. Mr. Saar has more than 33 years of tenure with the Company and has served in various management and senior management roles with responsibility for real estate, human resources, store operations and other functions.

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

Risks Related to Our Internal Controls

We have identified material weaknesses in our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by SOX 404, management has conducted an assessment of our internal control over financial reporting, identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of February 4, 2007. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weaknesses identified, including the number of continuing manual journal entries, the lack of integrated financial systems, the significant turnover of Finance organization personnel, and use of consultants to augment the Company’s accounting staff, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. In addition, it is possible that other material weaknesses may be identified. All of these factors continue to increase the time and cost involved in preparing our financial statements and to undermine the credibility of such statements.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

We are in the process of developing and implementing a full work plan for remedying all of the identified material weaknesses, and this work will continue during fiscal 2007 and after. There can be no assurance as to when the remediation plan will be fully developed and when it will be implemented. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts. There will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC, that a default under our debt agreements could occur as a result of further delays and that our future financial statements could contain errors that will be undetected.

The continuing existence of material weaknesses in our internal control over financial reporting and the frequency of our restatements of our financial statements may make it more difficult and expensive to refinance our capital structure.

In fiscal 2006, we refinanced $350 million of our fixed rate notes and convertible securities with a floating rate Term Loan Facility that bears interest at a higher rate than the securities it replaced and exposes us to further increases in interest rates due to its floating rate nature. Should we desire to refinance our Term Loan Facility or to otherwise issue securities, the continued existence of our material weaknesses and the fact that we have restated our financial statements twice in the last three years may make it more difficult for us to do so and may increase the cost of doing so. Both the continued increased exposure to floating rate interest rates and the increased costs associated with any refinancing of the Term Credit Facility could have negative impacts on our results of operations and financial condition.

Risks Related to Our Restatement of Financial Statements and Audit Committee-led Investigation

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

As a result of the Audit Committee-led investigation, restatement of our financial statements and related matters as discussed herein, we have been the subject of negative publicity. This negative publicity may have an effect on the terms under which some customers, lenders, landlords and suppliers are willing to continue to do business with us and could affect our financial performance and financial condition. We also believe that certain of our employees perceive themselves to be operating under stressful conditions, which may cause them to terminate their employment or, if they remain, result in reduced morale that could adversely affect our business. Continuing negative publicity also could have a material adverse effect on our business.

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

Increases in gasoline prices, as we experienced during periods of fiscal 2005 and 2006, may also adversely affect our revenues because our customers may defer purchases of certain items as they use a higher percentage of their income to pay for gasoline. While we generally experience increased sales when temperatures are extreme, mild summer or winter temperatures may adversely affect our revenues. These factors could result in a decline in the customer traffic at our stores, which could adversely affect our business, financial condition, results of operations and cash flows.

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

War or acts of terrorism or the threat of either may have a negative impact on our results of operations by making it more difficult to obtain merchandise available for sale in our stores. In fiscal 2006, we imported approximately 4% of our merchandise directly from other countries, primarily China. If imported goods become difficult or impossible to bring into the United States and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected. In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores. War or acts of terrorism or the threat of either may negatively affect the economy and may also cause the number of vehicle miles to decrease, the price of gasoline to increase and elective maintenance to be deferred.

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

Risks Related to Our Financial Condition

We are highly leveraged and, in fiscal 2006, we had higher annual interest costs than we had in fiscal 2005. As of February 4, 2007, we had an aggregate of approximately $500 million of outstanding indebtedness primarily for borrowed money under our Senior Credit Facility, our Term Loan Facility and the indenture under which $100.0 million of our 6 3/4% senior exchangeable notes due 2025 (formerly the 4 5/8% Notes) (the “6 3/4% Notes”) were issued, (collectively the “Debt Agreements”). Our substantial debt could adversely affect our business, financial condition and results of operations in many ways, including those set forth below.

Our failure to file our SEC reports by the deadlines contained in our Debt Agreements could have a material adverse effect on our financial condition and our ability to meet our debt obligations.

In June 2006, in connection with our inability to timely file our periodic reports with the SEC as a result of the need to restate our financial statements, we entered into a waiver with respect to our Senior Credit Facility, a supplemental indenture to the indenture under which our 6 3/4% Notes were issued and a new Term Loan Facility, all of which contain deadlines by which we must file our currently delinquent fiscal 2006 SEC periodic reports. The earliest of these deadlines is the one in the indenture under which the 6 3/4 Notes were issued, which requires such filings to be made by June 30, 2007. We did not file all of our delinquent periodic SEC filings by June 30, 2007, and if a notice of default is given to the Company by the trustee for the 6 3/4% Notes or by the holders of 25% of the Notes at the earliest possible date, a default will occur under the indenture that would entitle the holders of the 6 3/4% Notes to accelerate the payment of these Notes no sooner than August 31, 2007. We expect to be able to complete all of our late periodic SEC filings by August 15, 2007, the latest date these filings can be made under the terms of the Senior Credit Facility. Although no assurance can be given that such filings will be made by such date, as described below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Factors Affecting Liquidity and Capital Resources — Debt Covenants,” the filing of such reports by that date should permit us to avoid an acceleration of the 6 3/4% Notes and any additional negative consequences of such late filings under the Senior Credit Facility or the Term Loan Facility. If we were to fail to meet the August 15, 2007 filing deadline, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.

Our substantial debt and increased interest payment obligations could adversely affect our financial health, undermine our ability to grow and operate profitably and prevent us from fulfilling our obligations under the Debt Agreements.

The degree to which we are leveraged and the increased interest rates at which we had to refinance most of our indebtedness in fiscal 2006 could subject us to the following risks:

•	it may be more difficult meeting our payment and other obligations;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired in the future;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes;

•	the majority of our indebtedness, including our Senior Credit Facility and Term Loan Facility, carries variable rates of interest, and our interest expense could increase if interest rates in general increase;

•	we are substantially more leveraged than some of our competitors, which might place us at a competitive disadvantage to those competitors who have lower debt service obligations and significantly greater operating and financial flexibility than we do;

•	we may not be able to adjust rapidly to changing market conditions;

•	we may be more vulnerable in the event of a downturn in general economic conditions or in our business; and

•	our failure to comply with the financial and other restrictive covenants governing our other Debt Agreements, which, among other things, require us to maintain certain financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or our prospects. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Factors Affecting Liquidity and Capital Resources — Debt Covenants.”

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

In addition, a breach of the covenants, ratios, or restrictions contained in our Debt Agreements could result in an event of default thereunder. Upon the occurrence of such an event of default, the lenders under all of our Debt Agreements, or, in the case of the 6 3/4% Notes, the holders of such Notes, could elect to declare all amounts outstanding under the agreements, together with accrued interest, to be immediately due and payable. If our lenders or the holders of the 6 3/4% Notes accelerate the payment of any of our indebtedness, we cannot assure you that our assets securing such debt would be sufficient to repay in full that indebtedness and our other indebtedness.

The market price for our common stock may be volatile.

In past periods, there has been volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including but not limited to the following:

•	actual or anticipated fluctuations in our operating results;

•	actual or anticipated changes in our growth rates or our competitors’ growth rates;

•	changes in stock market analyst recommendations regarding our common stock, the common stock of companies that investors deems comparable to us or our industry generally;

•	uncertainties created by our inability to timely file our periodic reports with the SEC;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	changes in governmental regulations;

•	geopolitical conditions, such as acts or threats of terrorism or military conflicts; and

•	concentration of the ownership of our common stock and possible speculation as to our future as a stand-alone organization.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information concerning our principal leased facilities as of February 4, 2007:

				Number of
			Square	Stores
Facility	Location	Area Served	Footage	Served

Distribution Centers:
Distribution center(1)	Dixon, CA	California, Nevada, Washington, Oregon, Idaho, Alaska, Hawaii	325,500	545
Distribution center(2)	Phoenix, AZ	Arizona, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, South Dakota, Texas, Utah, Wyoming	353,504	565
Office, warehouse and distribution center	Mendota Heights, MN	Michigan, Minnesota, North Dakota, South Dakota, Wisconsin	124,783	94
Office, warehouse and distribution center(3)	Belleville, MI	Illinois, Indiana, Michigan, Ohio	352,009	130
Warehouse(4)	Phoenix, AZ	Arizona	69,388	2
Corporate Facilities:
Corporate office	Phoenix, AZ	All	127,810	—
Corporate warehouse and mail center	Phoenix, AZ	Arizona, Colorado, Washington	52,087	—
Regional Distribution Centers:
Regional distribution center(5)	Auburn, WA	Washington, Oregon, Idaho, Alaska	160,087	200
Regional distribution center	Aurora, CO	Colorado, Wyoming, South Dakota	34,800	85
Regional distribution center	Clearfield, UT	Colorado, Utah, Idaho, Wyoming, Montana, Oregon	60,000	97
Regional distribution center	Commerce, CA	California	75,000	206
Return Centers:
Returns center	Phoenix, AZ	Arizona, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, South Dakota, Texas, Utah, Wyoming	69,796	565
Returns center	West Sacramento, CA	California, Nevada, Washington, Oregon, Idaho, Alaska, Hawaii	65,400	545

(1)	Subject to time period and other restrictions, we have the ability to expand the Dixon distribution center by 161,000 square feet should the need arise.

(2)	We recently completed an approximately 80,000 square foot expansion of our Phoenix, Arizona distribution center (included in the square footage noted above).

(3)	The distribution center in Belleville is approximately 285,000 square feet and currently services 126 stores. This distribution facility has the capacity to service approximately 400 stores.

(4)	The lease on this warehouse was terminated in November 2006.

(5)	The lease on this regional distribution center expires in December 2007. This facility will relocate in January 2008 to a new 81,761 square foot facility also located in Auburn, WA.

As of February 4, 2007, all but one of our operating stores was leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

Number of
Years	Stores

2007 — 2008	45
2009 — 2010	65
2011 — 2012	44
2013 — 2020	431
2021 — 2030	609
2031 — thereafter	137

1,331

Additional information regarding our facilities appears in Item 1, “Business,” under the captions “Store Operations,” “Store Formats,” and “Warehouse and Distribution.”

Item 3.	Legal Proceedings

Securities Class Action Litigation

On June 9 and 20, 2006, two shareholder class actions alleging violations of the federal securities laws were filed in the United States District Court for the District of Arizona against the Company and four of its current and former officers: Maynard Jenkins (who is also a director), James Riley, Martin Fraser and Don Watson (collectively referred to as the “Defendants”). The cases are entitled Communications Workers of America Plan for Employees Pensions and Death Benefits v. CSK Auto Corporation, et al., No. Civ. 06-1503 PHX DGC (“Communications Workers”) and Wilfred Fortier v. CSK Auto Corporation, et al., No. Civ. 06-1580 PHX DGC. The cases were consolidated on September 18, 2006, with the Communications Workers case as the lead case. The consolidated actions have been brought on behalf of a putative class of purchasers of CSK Auto Corporation stock between March 20, 2003 and April 13, 2006, inclusive. The consolidated amended complaint, filed on November 30, 2006, alleged that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, promulgated thereunder, as well as Section 20(a) of the Exchange Act. The consolidated amended complaint alleged that Defendants issued false statements before and during the class period about the Company’s income, earnings and internal controls, allegedly causing the Company’s stock to trade at artificially inflated prices during the class period. It sought recovery of damages in an unspecified amount. The Defendants filed motions to dismiss the consolidated amended complaint, arguing that the plaintiffs failed to adequately plead violations of the federal securities laws. The court issued an order on March 28, 2007 granting the motions to dismiss, but allowing plaintiffs leave to amend the complaint. Plaintiffs filed their Second Amended Complaint on May 25, 2007, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5, promulgated thereunder, and Section 20(a) of the Exchange Act against the same Defendants, except for James Riley, whom the plaintiffs voluntarily dismissed. Defendants have until July 13, 2007 to respond to the Second Amended Complaint and the Company anticipates that it will file a motion to dismiss the Second Amended Complaint prior to that date. This litigation is in its early stages, and we cannot predict its outcome; however, it is reasonably possible that the outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Shareholder Derivative Litigation

On July 31, 2006, a shareholder derivative suit was filed in the United States District Court for the District of Arizona against certain of the Company’s current and former officers and all current and certain former directors. The Company is a nominal defendant. On March 2, 2007, plaintiff filed an amended derivative complaint. The amended derivative complaint alleged claims under Section 304 of the Sarbanes-Oxley Act of 2002 and for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The amended derivative complaint sought, purportedly on behalf of the Company, damages, restitution, and equitable and injunctive relief. The Company filed a motion to dismiss arguing that plaintiff failed to plead facts establishing that plaintiff was excused from making a demand on the Company’s board of directors to pursue these claims. The individual defendants joined in the Company’s motion. While the motion to dismiss was pending, plaintiff filed a motion for leave to amend her complaint. On June 11, 2007, the court granted plaintiff leave to amend and plaintiff filed her Second Amended Complaint, which alleges the same claims as the prior complaint, but adds various supporting allegations. On June 22, 2007, the Company filed a motion to dismiss the Second Amended Complaint for failure to plead demand futility adequately or, in the alternative, to stay the case until the shareholder class action litigation is resolved. The individual defendants joined in the Company’s motion. No hearing date has been scheduled and the Company does not anticipate a ruling until at least August 2007. This litigation is also in its early stages, and we cannot predict its outcome.

SEC Investigation

The SEC is conducting an investigation related to certain historical accounting practices of the Company. On November 27, 2006, the SEC served a subpoena on the Company seeking the production of documents from the period January 1, 1997 to the date of the subpoena related primarily to the types of matters identified in the Audit Committee-led investigation, including internal controls and accounting for inventories and vendor allowances. The Company produced documents in response to the subpoena on a rolling basis. On December 5, 2006, the SEC also served subpoenas on current and former Company officers Maynard Jenkins, Martin Fraser and Don Watson. Additionally, the SEC has served subpoenas for documents and testimony on various current and former CSK employees. The Company’s Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation. At this time, we cannot predict when the SEC investigation will be completed or what its outcome will be.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price

Our common stock has been listed on the New York Stock Exchange under the symbol CAO since March 12, 1998. As of June 1, 2007, there were 43,950,751 shares of our common stock outstanding and there were 49 record holders of our common stock.

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

Performance Graph

The following graph reflects the cumulative stockholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period from February 3, 2002 through February 4, 2007, in comparison with the Standard & Poor’s 500 Composite Stock Index, the Standard & Poor’s SmallCap Specialty Stores Index and the Standard & Poor’s MidCap Specialty Stores Index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock. The performance graph shall not be deemed to be incorporated by reference into our SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CSK Auto, Inc., The S & P 500 Index,
The S & P SmallCap Specialty Stores And The S & P MidCap Specialty Stores

*	$100 invested on 2/3/02 in stock or on 1/31/02 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

Source: Research Data Group, Inc.

	2/3/02	2/2/03	2/1/04	1/30/05	1/29/06	2/4/07
CSK Auto, Inc.	$100.00	$108.04	$212.07	$167.17	$172.83	$178.91
S & P 500	$100.00	$76.98	$103.60	$110.05	$121.47	$139.11
S & P SmallCap Specialty Stores	$100.00	$103.24	$183.21	$195.24	$211.22	$219.45
S & P MidCap Specialty Stores	$100.00	$81.13	$131.82	$165.96	$181.41	$192.75

Dividends

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

The following table sets forth our selected consolidated statement of operations, balance sheet and operating data. The selected statement of operations and balance sheet data are derived from our consolidated financial statements. You should read the data presented below together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

	Fiscal Year(1)
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts and selected store data)

Statement of Operations Data
Net sales	$1,907,776	$1,651,285	$1,604,991	$1,606,731	$1,532,176
Cost of sales(2)	1,011,712	864,674	839,564	904,090	890,339

Gross profit	896,064	786,611	765,427	702,641	641,837
Operating and administrative(2)	788,400	653,471	629,309	624,557	591,090
Investigation and restatement costs(3)	25,739	—	—	—	—
Store closing costs(4)	1,487	2,903	2,229	12,522	5,026

Operating profit	80,438	130,237	133,889	65,562	45,721
Interest expense	48,767	33,599	33,851	52,754	63,666
Loss on debt retirement(5)	19,450	1,600	1,026	49,494	6,008

Income (loss) before income taxes and cumulative effect of change in accounting principle	12,221	95,038	99,012	(36,686)	(23,953)
Income tax expense (benefit)	4,991	37,248	39,450	(14,738)	(10,460)

Income (loss) before cumulative effect of change in accounting principle	7,230	57,790	59,562	(21,948)	(13,493)
Cumulative effect of change in accounting principle, net of tax(6)	966	—	—	—	—

Net income (loss)	$6,264	$57,790	$59,562	$(21,948)	$(13,493)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.16	$1.30	$1.30	$(0.48)	$(0.33)
Cumulative effect of change in accounting principle(6)	0.02	—	—	—	—

Net income (loss) per share	$0.14	$1.30	$1.30	$(0.48)	$(0.33)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.16	$1.29	$1.29	$(0.48)	$(0.33)
Cumulative effect of change in accounting principle(6)	0.02	—	—	—	—

Net income (loss) per share	$0.14	$1.29	$1.29	$(0.48)	$(0.33)

Shares used in computing basic per share amounts	43,877	44,465	45,713	45,658	40,635

Shares used in computing diluted per share amounts	44,129	44,812	46,002	45,658	40,752

Other Data
Commercial sales(7)	$320,188	$296,159	$270,812	$271,397	$272,208

Selected Store Data
Number of stores (end of period)	1,332	1,277	1,134	1,114	1,109
Percentage increase (decrease) in comparable store net sales(8)	(1)%	—%	(1)%	6%	7%
Balance Sheet Data (end of period)
Cash and cash equivalents	$20,169	$17,964	$56,229	$36,982	$15,273
Total assets	1,151,762	1,140,034	957,151	969,588	941,691
Total debt (including current maturities)	531,501	577,594	508,877	534,654	536,332
Stockholders’ equity	171,510	156,157	120,139	81,497	84,759

(1)	Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except fiscal 2006, which contained 53 weeks.

(2)	In March 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on certain matters discussed in EITF No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 states that allowances provided by vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales), except for that portion that is a reimbursement for costs incurred to sell the vendors’ products. In order to qualify as a reimbursement, the costs must be specific, identifiable and incremental, to be recognized as a reduction to operating and administrative expenses. Under previous accounting guidance, we accounted for all non-performance based vendor allowances as a reduction of inventory cost and allocated performance-based vendor allowances as a reduction of advertising expense or cost of goods sold, as appropriate, in the period the expense was incurred. During the first quarter of fiscal 2003, we adopted the provisions of EITF No. 02-16 and implemented a policy of recognizing all cooperative advertising arrangements and other vendor allowances as reductions of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business. For fiscal 2002, vendor allowances totaling approximately $19.2 million were classified as a reduction to advertising expense (in operating and administrative expense) rather than as a reduction to cost of sales as currently required by EITF No. 02-16.

(3)	As further discussed in Note 16 to our consolidated financial statements, we restated our consolidated financial information for certain annual periods prior to fiscal 2005. The Audit Committee-led investigation and restatement process took us more than one year to complete, and we incurred approximately $25.7 million in legal, accounting consultant and audit fees in fiscal 2006 related to these matters.

(4)	Amounts relate to costs incurred in connection with the closure of existing stores. During fiscal 2003, we incurred $12.2 million associated with the reversal of the reserve established under EITF 94-3 and the establishment of a new closed store reserve on the basis of our change in exit strategy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. See discussion under Store Closures in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)	In fiscal 2006, we purchased all of our 7% senior subordinated notes, repaid our 3 3/8% exchangeable notes and made a payment on termination of an interest rate swap related to our 7% senior subordinated notes, which resulted in an aggregate loss on debt retirement of $19.5 million. The $1.6 million loss on debt retirement in fiscal 2005 resulted from the write-off of certain deferred financing fees associated with our former credit facility, which was repaid. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” During fiscal 2004, we recorded a loss on debt retirement of $1.0 million as a result of the redemption of the $15.0 million remaining balance of our 12% senior notes. During fiscal 2003, we recorded a loss on debt retirement of $49.5 million primarily due to the early redemption of 94% of our 12% senior notes. During fiscal 2002, we sold shares of our common stock in an underwritten public offering and used proceeds from the sale of those shares to retire approximately $71.7 million of our 11% senior subordinated notes, resulting in a loss on debt retirement of $6.0 million.

(6)	In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize the grant-date fair value of stock options and other equity-based compensation in the income statement. The Company adopted SFAS No. 123R during fiscal 2006 using the modified prospective method. In addition to stock options and restricted stock, the Company granted incentive units in fiscal 2005 under a long-term incentive plan (the “LTIP”) for its senior executive officers, which are classified as liability awards, and as such, the transition rule under SFAS 123R requires that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the liability that would have been recorded under the fair value method at the date of adoption, net of any related tax effect, as the cumulative effect of a change in accounting principle. As of January 30, 2006, we recognized a cumulative effect of a change in accounting principle of approximately $1.0 million, net of $0.6 million tax benefit, associated with the LTIP.

(7)	Represents sales to commercial accounts, including sales from stores without commercial sales centers.

(8)	Comparable store net sales data is calculated based on the change in net sales commencing after the time a new store has been open 12 months or an acquired store has been owned by the Company and open for 12 months. Therefore, sales for the first 12 months a new store is open or an acquired store has been owned and open are not included in the comparable store calculation. Relocations are included in comparable store net sales from the date of opening.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In December 2005, we purchased all of the outstanding stock of Murray’s Inc. and its subsidiary, Murray’s Discount Auto Stores, Inc. (collectively herein, “Murray’s”). As of the acquisition date, Murray’s operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana — states in which the Company previously had no significant market presence. The 110 Murray’s stores, as well as new stores we open in our Midwest markets, will retain the Murray’s name. The Murray’s stores complement our existing operations and expand our markets served from 19 to 22 states.

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

Our fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year that is 53 weeks long. When we refer to a particular fiscal year we mean the following:

•	Fiscal 2006 means the 53 weeks ended February 4, 2007;

•	Fiscal 2005 means the 52 weeks ended January 29, 2006; and

•	Fiscal 2004 means the 52 weeks ended January 30, 2005.

We have the number one market position in 22 of the 32 major markets in which we operate, based on store count. As of February 4, 2007, we operated 1,332 stores, including five Pay N Save stores, in 22 states, with our principal concentration of stores in the Western United States. Our stores are known by the following four brand names (referred to collectively as “CSK Stores”):

•	Checker Auto Parts, founded in 1969, with 467 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 228 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 506 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 126 stores in the Midwest.

At February 4, 2007, we operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, offering primarily tools, hardware, housewares and other household goods, and seasonal items. As a part of our continuing review of store results, we closed three of the five Pay N Save stores during the first quarter of fiscal 2007. The remaining two stores have been converted to clearance centers and stocked primarily with product from the former Pay N Save store locations. We concluded that the sales performance of the Pay N Save stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count. The Pay N Save concept provided us with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK Stores. This function is now being accommodated with a combination (“combo”) store shopping format in existing stores that are larger than our average store size of 7,500 square feet. A combo store includes approximately 2,500 square feet for our most popular value-concept SKUs that we first tested in the Pay N Save stores. At February 4, 2007, we operated seven combo stores and planned to open two more combo stores in fiscal 2007. We will evaluate the combo stores’ performance before we expand the combo store concept to additional locations.

During fiscal 2006, we opened 63 CSK Stores and one Pay N Save store, relocated eight stores and closed 17 stores (including the eight stores closed upon relocation), resulting in 55 net new stores.

Significant Events

Below is a summary of significant events that occurred during fiscal 2006 and through the date of this filing.

Audit Committee Investigation and Restatement of the Consolidated Financial Statements

Overview

In its 2005 10-K, the Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly financial information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 included in Item 8, “Financial Statements and Supplementary Data,” were restated to correct errors and irregularities of the type identified in the Audit Committee-led investigation and other accounting errors and irregularities identified by the Company in the course of the restatement process, all as more fully described in the “Background” section below.

The Audit Committee concluded that the errors and irregularities were primarily the result of actions directed by certain personnel and an ineffective control environment that, among other things, permitted the following to occur:

•	recording of improper accounting entries as directed by certain personnel;

•	inappropriate override of, or interference with, existing policies, procedures and internal controls;

•	withholding of information from, and providing of improper explanations and supporting documentation to, the Company’s Audit Committee and Board of Directors, as well as its internal auditors and independent registered public accountants; and

•	discouraging employees from raising accounting related concerns and suppressing accounting related inquiries that were made.

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

Management, with the assistance of numerous experienced accounting consultants (other than its firm of independent registered public accountants) that the Company had retained near the onset of the investigation to assist the new Chief Financial Officer with the restatement efforts, continued to review the Company’s accounting practices and identified additional errors and irregularities, which were corrected in the restatements.

Background

In the Company’s 2004 10-K, management concluded that the Company did not maintain effective internal control over financial reporting as of January 30, 2005 due to the existence of material weaknesses as described in the 2004 10-K. The plan for remediation at that time called for, among other things, the Company to enhance staffing and capabilities in its Finance organization. During fiscal 2005, we made several enhancements to our Finance organization including the October 2005 hiring of a new Senior Vice President and Chief Financial Officer. In the fourth quarter of fiscal 2005, new personnel in our Finance organization raised questions regarding the existence of inventory underlying certain general ledger account balances and an internal audit of vendor allowances raised additional concerns about the processing and collections of vendor allowances. Management’s review of these matters continued into our fiscal 2005 year-end financial closing process. In early March 2006, it became apparent that inventories and vendor allowances were potentially misstated and that the effect was potentially material to the Company’s previously issued consolidated financial statements. The Audit Committee, acting through a Special Investigation Committee appointed by the Audit Committee consisting of the Audit Committee Chairman and the Company’s designated Presiding Director, retained independent legal counsel who, in turn, retained a separate nationally recognized accounting firm (other than the Company’s independent registered public accountants) to assist it in conducting an independent investigation relative to accounting errors and irregularities, relating primarily to the Company’s historical accounting for its inventories and vendor allowances.

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

The initial and primary focus of the Audit Committee-led investigation was the Company’s accounting for inventory and for vendor allowances associated with its merchandising programs. However, the Audit Committee did not limit the scope of the investigation in any respect, which was subsequently broadened to encompass other potential concerns raised during the course of the investigation. Throughout and upon completion of the investigation, representatives of the Audit Committee and its legal and accounting advisors shared the results of the investigation with the Company’s independent registered public accounting firm and the SEC, which is conducting a formal investigation of these matters. As noted above, the Company continues to share information and believes it is cooperating fully with the SEC in its formal investigation.

During and following the Audit Committee-led investigation, the Company’s Finance personnel (consisting primarily of the Company’s then new Chief Financial Officer and numerous experienced finance/accounting consultants the Company had retained near the onset of the investigation to assist the Chief Financial Officer with the restatement efforts), assisted by the Company’s Internal Audit staff, conducted follow-up procedures to ensure that the information uncovered during the investigation was complete, evaluated the initial accounting for numerous transactions and reviewed the activity in accounts in light of the newly available information to determine the propriety of the initial record-keeping and accounting. In the course of these follow-up procedures, the Company also identified a number of other accounting errors and irregularities that were corrected in our restated consolidated financial statements in our 2005 10-K.

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

On September 28, 2006, the Company announced the substantial completion of the Audit Committee-led investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. In addition to the personnel changes discussed above, the Company also announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training.

Following the completion of the Audit Committee-led investigation, the Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the Senior Vice President and General Counsel and the Senior Vice President and Chief Financial Officer to develop a remediation plan to address the types of matters identified during the investigation. The proposed remediation plan the Remediation Committee is working with reflects the input of the Disinterested Directors. While most aspects of the plan are presently in the development phase, this remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes and policies, as well as departmental specific measures. See discussion under “Management’s Report on Internal Control Over Financial Reporting — Plan for Remediation of Material Weaknesses” in Item 9A, “Controls and Procedures,” below.

The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into the current fiscal year; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.

Debt Refinancing

In fiscal 2005, we completed the following transactions: (1) the issuance of the 3 3/8% Notes and the purchase of a call option and issuance of a warrant for shares of our common stock in connection with the issuance of the 3 3/8% Notes; (2) the establishment of a new $325.0 million Senior Credit Facility; and (3) the issuance of the 4 5/8% Notes. We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. We used the proceeds from the issuance of the 4 5/8% Notes, borrowings under the Senior Credit Facility and cash on hand to acquire all of the outstanding stock of Murray’s in December 2005 for approximately $180.9 million.

In fiscal 2006, our inability to timely file our periodic reports with the SEC as a result of the need to restate our financial statements created potential default implications under all our debt instruments. As a result, in July 2006, we repurchased $224.96 million of our 7% Notes through a cash tender offer and consent solicitation and repaid all of the 3 3/8% Notes upon the acceleration of their maturity. We used proceeds under the new $350.0 million Term Loan Facility entered into in June 2006 to pay the tender offer consideration for the 7% Notes and to repay the 3 3/8% Notes. We also obtained the consent of the holders of a majority of the outstanding 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were originally issued to waive any default arising from our filing delays and to take certain other actions more fully described herein under the heading “Liquidity and Capital Resources — Restructuring of 4 5/8% Notes.”

See the “Liquidity and Capital Resources” and “Factors Affecting Liquidity and Capital Resources — Debt Covenants” sections below for further description of the transactions described above and our compliance with debt covenants.

Review of Operations

The following discussion summarizes the significant factors affecting operating results for fiscal 2006, 2005 and 2004. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years expressed as a percentage of net sales for the periods indicated were as follows:

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	53.0%	52.4%	52.3%

Gross profit	47.0%	47.6%	47.7%
Other costs and expenses:
Operating and administrative	41.3%	39.6%	39.2%
Investigation and restatement costs	1.3%	0.0%	0.0%
Store closing costs	0.1%	0.2%	0.1%

Operating profit	4.3%	7.9%	8.3%
Interest expense	2.6%	2.0%	2.1%
Loss on debt retirement	1.0%	0.1%	0.1%

Income before income taxes and cumulative effect of change in accounting principle	0.7%	5.8%	6.2%
Income tax expense	0.3%	2.3%	2.5%

Income before cumulative effect of change in accounting principle	0.4%	3.5%	3.7%
Cumulative effect of change in accounting principle, net of tax	0.1%	0.0%	0.0%

Net income	0.3%	3.5%	3.7%

Fiscal 2006 Compared with Fiscal 2005; Fiscal 2005 Compared with Fiscal 2004

Net Sales (Fiscal 2004-2006; Preliminary Fiscal 2007 to Date)

Net sales and sales data for these years were as follows (sales $ in thousands):

	Net Sales and Sales Data
	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005

Retail sales	$1,587,588	$1,355,126	$1,328,312
Commercial sales	320,188	296,159	270,812
Other sales	—	—	5,867

Total net sales	$1,907,776	$1,651,285	$1,604,991

Sales growth — retail sales	17.2%	2.0%	0.0%
Sales growth — commercial sales	8.1%	9.4%	0.0%
Sales growth — comparable retail stores	(3.4)%	(1.6)%	(1.2)%
Sales growth — comparable commercial stores	7.7%	8.1%	1.8%
Number of stores open (at end of fiscal year)	1,332	1,277	1,134

Retail sales represent sales to the do-it-yourself customer. Commercial sales represent sales to commercial accounts, including such sales from stores without commercial sales centers. We evaluate comparable (or “same-store”) sales based on the change in net sales commencing after the time a new store has been open or an acquired store has been owned by the Company and open for 12 months. Therefore, sales for the first 12 months a new or acquired store is open are not included in the comparable store calculation. Stores that have been relocated are included in comparable store sales immediately.

Net sales for fiscal 2006 increased 15.5% to $1,907.8 million from $1,651.3 million for fiscal 2005 due primarily to the full year results of the Murray’s stores acquired in December 2005, the increase of 55 net new stores and one additional week in the 2006 fiscal year. Retail sales increased 17.2% in fiscal 2006 as compared to fiscal 2005, while our commercial sales increased 8.1% in fiscal 2006 as compared to fiscal 2005. Our comparable store sales declined 1.5% in fiscal 2006 compared to 2005, consisting of a 7.7% increase in same store commercial sales offset by a decrease of 3.4% in same store retail sales. Retail and commercial sales were impacted by a decline in customer count of 5.4% (measured by the number of in-store transactions in stores that have been opened more than one year); however, that decline was offset by an increase in our average transaction size of 4.2% (measured by dollars spent per sale transaction) over fiscal 2005. The additional week in the fourth quarter of fiscal 2006 yielded additional sales of approximately $34.3 million.

Sales from the acquired Murray’s stores contributed to our overall increase in net sales for fiscal 2006 relative to fiscal 2005 but, as these stores were not acquired until December 19, 2005, they had no impact on our comparable sales results until December 19, 2006 (i.e., the one year anniversary of our acquisition). The Company had anticipated that Murray’s existing store base would experience an increase in net sales during fiscal 2006; in fact, net sales declined. In addition, 14 new Murray’s stores were opened during fiscal 2006 and these stores fell short of targeted sales. The Company believes the Murray’s sales were adversely impacted by, among other things, difficult economic conditions in our Midwest markets as well as by a significant influx of competitive new stores in the Chicago market area.

Retail sales were flat in fiscal 2005 as compared to fiscal 2004, while our commercial sales increased 9.4% in fiscal 2005 as compared to fiscal 2004. Net sales for fiscal 2005 increased 2.9% to $1,651.3 million from $1,605.0 million for fiscal 2004 due primarily to 29 net new stores, which excludes the four Pay N Save stores, as well as the results of the Murray’s stores acquired in December 2005. Our comparable store sales were essentially flat year over year, consisting of an 8.1% increase in same store commercial sales offset by a decrease of 1.6% in same store retail sales. Retail and commercial sales were impacted by a decline in customer count of 6.9% (measured by the number of in-store transactions); however, that decline was offset by an increase in our average transaction size of 7.4% (measured by dollars spent per sale transaction) over fiscal 2004.

Based on our preliminary sales information for fiscal 2007, the softness in sales we experienced in fiscal 2006 has continued thus far in fiscal 2007. With the exception of the month of March, during which the Company experienced positive net retail and commercial same store sales, for each of the other weeks in fiscal 2007 through the end of June, the Company experienced a decline in total net same store sales, including declines in same store retail sales that were not offset by positive same store commercial sales. For the first quarter of fiscal 2007 (i.e., the thirteen weeks ended May 6, 2007), preliminary net sales increased approximately 1.7% to approximately $472.0 million from approximately $463.8 million in the first quarter of fiscal 2006 (i.e., the thirteen weeks ended April 30, 2006). Based on preliminary net sales for the first quarter of fiscal 2007, same store sales for the first quarter of fiscal 2007 decreased 0.3% compared to the first quarter of fiscal 2006, consisting of an increase of 10.3% in commercial sales and a decrease of 2.5% in retail sales. If current sales trends persist for the balance of the second quarter, second quarter sales results will be worse than those for the first quarter.

We believe our net sales in fiscal 2005, 2006 and thus far in fiscal 2007 were negatively impacted by persistent high gas prices, particularly in California, where many of our stores are located. Fiscal 2005 net sales were also negatively impacted by milder summer temperatures in many of our key markets as compared with fiscal 2004. The Company also believes that comparable store sales in these periods were adversely affected by new store openings — both of CSK Stores and competitors’ stores. During these periods, sales in the Company’s new stores have failed to increase at the rate they have historically. Finally, we believe that our financial performance since early fiscal 2006 has also been negatively impacted by the distraction, uncertainty and diversion of management and other resources associated with the Audit Committee-led investigation, restatement process and related matters, and the significant management changes that were effected during this period. In response to the continuing customer count decline and decreased comp store retail sales, the Company has been engaged in an ongoing effort to: (1) analyze our operating and administrative expenses to further reduce our cost structure; (2) review and refine our core product categories, such as batteries, brakes, shocks, starters and alternators, to ensure that we are meeting our customers’ expectations; (3) add new product offerings as we deem appropriate to give our customers additional reasons to shop our stores; and (4) review our marketing programs, sales promotions, event marketing and sports sponsorships to build customer awareness and help drive store traffic. In addition, with the hiring of our new Chief Executive Officer, the Board of Directors has recently initiated a strategic assessment of the Company and our industry to assist the Board and management in determining the optimal tactics and strategies to pursue.

Gross Profit

Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

Gross profit was $896.1 million, or 47.0% of net sales, for fiscal 2006 as compared to $786.6 million, or 47.6% of net sales, for fiscal 2005. During fiscal 2006, our gross profit dollars increased due to increased sales (primarily due to the full year impact of the acquisition of Murray’s). The gross profit percentage fell 60 basis points as we experienced declines in our comparable retail sales per store, which carry higher margins than the shift to commercial sales. The stores acquired from Murray’s have historically had a lower margin as their sales had a smaller percentage of “hard parts,” which carry higher margins, thereby further reducing the composite margin.

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

Operating and Administrative Expenses

Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, which include salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.

Operating and administrative expenses increased to $788.4 million, or 41.3% of net sales for fiscal 2006, compared to $653.5 million, or 39.6% of net sales, in fiscal 2005. Operating expenses increased primarily as a result of an additional 55 net new stores at higher rents (including one Pay N Save store), the full year impact of the acquisition of the Murray’s stores in December 2005, and slight increases in payroll and employee benefit related costs. The roll out of commercial sales centers opening primarily in the Great Lakes and Chicago regions added costs as they ramped up during the year. The 53rd week included in fiscal 2006 was an additional contributor to the increased costs.

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

Investigation and Restatement Costs

The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into the current fiscal year; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.

Store Closing Costs

Store closing costs include amounts for new store closures, revisions in estimates for stores currently in the closed store reserve, operating and other expenses and accretion expense.

Store closing costs in fiscal 2006 were $1.5 million compared to $2.9 million for fiscal 2005. Costs decreased primarily due to a $1.5 million increase in costs in fiscal 2005 from revisions in the closed store estimates that did not recur in fiscal 2006.

Store closing costs in fiscal 2005 were $2.9 million compared to $2.2 million for fiscal 2004. Costs increased primarily due to upward revision in the closed store estimates as a result of certain subleased stores becoming vacant.

Interest Expense

Interest expense for fiscal 2006 increased to $48.8 million from $33.6 million for fiscal 2005 primarily as a result of the higher rates paid by us following our refinancing activities in fiscal 2006. Our inability to file our financial statements in a timely manner resulted in the refinancing of substantially all of our debt at significantly higher interest rates.

Interest expense for fiscal 2005 decreased to $33.6 million from $33.9 million for fiscal 2004 primarily as a result of lower outstanding balances, partially offset by higher variable interest rates.

Loss on Debt Retirement

During the second quarter of fiscal 2006, we recorded a $19.5 million loss on debt retirement resulting from the write-off of certain deferred financing fees associated with debt that was extinguished in our refinancing and a $10.4 million loss on termination of a related interest swap associated with our $225 million of 7% Notes, $224.96 million of which were purchased pursuant to a cash tender offer and consent solicitation in July 2006 and the balance of which were purchased by us later in fiscal 2006.

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

Income Tax Expense

Income tax expense (excluding the tax benefit allocated to the change in accounting principle) for fiscal 2006 was $5.0 million, compared to $37.2 million for fiscal 2005. This decrease was a reflection of significantly lower pre-tax income in fiscal 2006. Our effective tax rate was 40.8% in fiscal 2006 compared to 39.2% for fiscal 2005.

Income tax expense for fiscal 2005 was $37.2 million, compared to $39.5 million for fiscal 2004. Our effective tax rate was relatively consistent at 39.2% in fiscal 2005 compared to 39.8% for fiscal 2004.

Cumulative Effect of Change in Accounting Principle

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize the grant-date fair value of stock options and other equity-based compensation in the income statement. The Company adopted SFAS No. 123R at the beginning of fiscal 2006 using the modified prospective method. In addition to stock options and restricted stock, the Company granted incentive units in fiscal 2005 under a long-term incentive plan (the “LTIP”) for its senior executive officers, which are classified as liability awards, and as such, the transition rule under SFAS 123R requires that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the liability that would have been recorded under the fair value method at the date of adoption, net of any related tax effect, as the cumulative effect of a change in accounting principle. As of January 30, 2006, we recognized a cumulative effect of a change in accounting principle of approximately $1.0 million, net of $0.6 million tax, associated with the LTIP.

Liquidity and Capital Resources

Debt is an important part of our overall capitalization. Our outstanding debt balances (excluding capital leases) at the end of fiscal 2006 and 2005 were $507.5 million and $550.0 million, respectively. Our primary cash requirements include working capital (principally inventory), interest on our debt and capital expenditures. At February 4, 2007, we had approximately $140.0 million of remaining borrowing capacity under our Senior Credit Facility in addition to $52.0 million of outstanding borrowings thereunder and $34.1 million of outstanding letters of credit issued thereunder.

Under our current debt structure, we are required to make quarterly debt amortization payments of 0.25% of the aggregate principal amount of the loans under our Term Loan Facility beginning December 31, 2006. We paid approximately $0.9 million in debt amortization payments under this facility in fiscal 2006, and expect to pay approximately $3.5 million in fiscal 2007. We are not required to make debt principal payments on our Senior Credit Facility until 2010. Our 6 3/4% Notes become exchangeable if our common stock price exceeds $21.45 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Such an exchange would require repayment of the principal amount of the 6 3/4% Notes in cash and any premium in our common stock. If not exchangeable sooner, the earliest date that the noteholders may require us to repurchase the 6 3/4% Notes is December 15, 2010.

We intend to fund our cash requirements with cash flows from operating activities, borrowings under our Senior Credit Facility and short-term trade credit relating to payment terms for merchandise inventory purchases. We believe these sources should be sufficient to meet our cash needs for the foreseeable future. However, if we become subject to significant judgments, settlements or fines related to the matters discussed in Item 3, “Legal Proceedings” or any other matters, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our credit ratings, our ability to access the capital markets and our compliance with our debt covenants.

At the beginning of fiscal 2006, the Company had a $325 million Senior Credit Facility and had outstanding $225 million of 7% Notes, $125 million of 3 3/8% Notes and $100 million of 4 5/8% Notes. During the second quarter of fiscal 2006, we refinanced, amended or obtained waivers with respect to all of our debt instruments due to our inability to timely file our periodic reports with the SEC and our financial statements with the lenders under our Senior Credit Facility. The delay in the filing of these reports and financial statements due to the need to restate our financial statements created potential default implications under all our debt instruments. As a result, we entered into a waiver with respect to our Senior Credit Facility, entered into a new six year $350 million Term Loan Facility, borrowings under which were used to repurchase virtually all of our 7% Notes and to repay all of our 3 3/8% Notes upon their acceleration, and renegotiated the terms of our 4 5/8% Notes.

As discussed in greater detail below under the heading “Factors Affecting Liquidity and Capital Resources — Debt Covenants,” when we renegotiated the terms of our 4 5/8% Notes (now 6 3/4% Notes) in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee under the note indenture our periodic SEC filings. If we have not so filed and delivered all of our delinquent periodic SEC filings by June 30, 2007, and a notice of default is given to the Company by the trustee for the 6 3/4% Notes or by the holders of 25% of the Notes at the earliest possible date, a default will occur under the indenture that would entitle the holders of the 6 3/4% Notes to accelerate the payment of these Notes no sooner than August 31, 2007. We did not file all of our late periodic SEC filings by June 30, 2007; we do, however, expect to be able to complete all such filings by August 15, 2007, the latest date these filings can be made under the terms of the Senior Credit Facility. Although no assurance can be given that such filings will be made by such date, as described below under the heading “Factors Affecting Liquidity and Capital Resources — Debt Covenants,” the filing of such reports by that date should permit us to avoid an acceleration of the 6 3/4% Notes and any additional negative consequences of such late filings under the Senior Credit Facility or the Term Loan Facility. Nevertheless, if we were to fail to meet our filing deadline, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor able to refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent as the occurrence of an event of default under the indenture for the 6 3/4% Notes, along with the expiration of the applicable grace period thereunder, would result in an event of default under the Senior Credit Facility, which would in turn result in an event of default under the Term Loan Facility.

Senior Credit Facility

In July 2005, Auto entered into a $325 million Senior Credit Facility that is guaranteed by the Company and Auto’s wholly owned subsidiary. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). This facility matures in July 2010.

Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, Auto could only borrow up to an additional $140.0 million of the $325.0 million facility, as of February 4, 2007 in addition to the $52.0 million already borrowed under the revolving credit facility at an average interest rate of 6.875% and the letters of credit of approximately $34.1 million outstanding under this facility as of February 4, 2007. Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, since June 2006, Auto has been required to maintain a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the agreement).

In June 2006, as a result of our delay in the filing of our periodic reports with the SEC and our financial statements with the lenders under this facility, we entered into a waiver designed to allow us until June 13, 2007 to file such reports and financial statements. Costs associated with the waiver were approximately $1.6 million, including an extension fee that was paid in December 2006, and were recorded as deferred financing fees. In June 2007, we entered into an additional waiver to the Senior Credit Facility that extended the then current waiver relating to the delivery thereunder of our delinquent periodic SEC filings until the earliest of (i) August 15, 2007, (ii) the filing with the SEC of all such delinquent SEC filings up to and including our Form 10-Q for the first quarter of fiscal 2007, and (iii) the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such notes has expired.

Term Loan Facility

In June 2006, Auto entered into a $350 million six year Term Loan Facility so that it could finance the purchase of approximately $225 million in aggregate principal amount of its 7% Notes and the repayment of $125 million of its 3 3/8% Notes. Loans under the Term Loan Facility (the “Term Loans”) bear interest at a base rate or the LIBOR rate, plus a margin that will fluctuate depending upon the rating of the Term Loans. The Term Loans are guaranteed by the Company and Auto’s wholly owned subsidiary. The Term Loans are secured by a second lien security interest in certain of our assets, primarily inventory and receivables, and by a first lien security interest in substantially all of our other assets. The Term Loans shall be repaid in consecutive quarterly installments, commencing December 31, 2006 in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance due on June 30, 2012. The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year, transactions with affiliates, lines of business and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. Costs associated with the Term Loan Facility were approximately $10.7 million, and will be amortized to interest expense over the six year term of the facility beginning June 30, 2006. See “Factors Affecting Liquidity and Capital Resources — Debt Covenants.”

On April 27, 2007, we entered into an amendment to the Term Loan Facility that increased the maximum leverage ratio permitted under the Facility in order to minimize the possibility that we would be unable to comply with the Facility’s leverage ratio covenant for the first two quarters of fiscal 2007 and revised the definition of the term “Leverage Ratio” to exclude undrawn letters of credit, which had typically been excluded from this calculation in our prior debt agreements.

Repurchase of 7% Notes and Termination of Interest Rate Swap

As discussed above, our delay in filing our periodic reports created the need to launch a cash tender offer and consent solicitation in June 2006 for our $225.0 million of 7% Notes. We used proceeds from our Term Loan Facility to pay the tender offer consideration for $224.96 million of the 7% Notes and purchased the balance of the 7% Notes later in fiscal 2006. Unamortized deferred financing fees for the 7% Notes were $4.5 million, and costs associated with the tender offers were approximately $0.6 million, which were recognized as a loss on debt retirement during the second quarter of fiscal 2006. We also terminated our interest rate swap agreement that was intended to hedge the fair value of $100.0 million of the 7% Notes. Consideration of $11.1 million was paid to terminate the swap, representing $10.4 million of a fair value liability and $0.7 million of accrued interest. The $10.4 million was recognized as a loss during the second quarter of fiscal 2006.

Repayment of 3 3/8% Notes and Settlement of Equity Contracts

Our inability to timely file our periodic SEC reports or to reach agreement with the holders of Auto’s 3 3/8% Notes on the repurchase or restructuring of their notes resulted in our repayment of all $125.0 million of these notes at par in July 2006, when they were accelerated pursuant to the terms of the indenture under which they were issued. Unamortized deferred financing fees for the 3 3/8% Notes were $4.0 million, which was recognized as a loss on debt retirement during the second quarter of fiscal 2006. In September 2006, the equity call option and warrant contracts entered into at the time the 3 3/8% Notes were sold were terminated and settled with the counterparty. We elected a cash settlement and received approximately $3.0 million for the call option and paid $1.4 million proceeds for the warrant contract. These amounts represented the fair value of the contracts at their termination date and were recorded as additional paid-in capital in fiscal 2006.

Restructuring of 4 5/8% Notes

Although somewhat similar default implications existed under Auto’s 4 5/8% Notes, we were able to obtain the consent of the holders of a majority of the outstanding 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were issued. This supplemental indenture provided for the waiver of any default arising from our filing delays until June 30, 2007, increased the applicable coupon interest rate of the notes to 6 3/4%, and improved the exchange rate of the notes per $1,000 principal amount of notes from 49.8473 shares of our common stock to 60.6061 shares of our common stock. Costs associated with the supplemental indenture process were approximately $0.5 million and were charged to operating and administrative expense in the second quarter of fiscal 2006. Under the registration rights agreement, additional interest of 25 basis points began to accrue on the 4 5/8% Notes in March 2006 and increased to 50 basis points in June 2006, but will cease accruing in December 2007. In total, we incurred approximately $1.5 million in additional interest expense in fiscal 2006 related to the increase in the coupon interest rate to 6 3/4% and the additional interest expense under the registration rights agreement. Also, under EITF No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, our changes to the 4 5/8% Notes were recorded in fiscal 2006 as a modification, not an extinguishment of the debt. The Company recorded the increase in the fair value of the exchange option feature as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount is being amortized to interest expense to the first date the noteholders could require repayment. The debt discount amount was approximately $6.9 million as of February 4, 2007.

As discussed above, the exemption in the indenture under which the 6 3/4% Notes were issued that we negotiated in June 2006 will expire on June 30, 2007. If we have not filed all of our periodic SEC filings that are delinquent by

June 30, 2007, a default will occur under that indenture that would entitle the holders of the 6 3/4% Notes or the trustee under the indenture for such notes to give notice of such default and to accelerate the payment of their notes no sooner than August 31, 2007. We did not file all of our late periodic SEC filings by June 30, 2007; nevertheless, we expect to be able to complete all such filings prior to August 15, 2007, and prior to the holders or the trustee of the 6 3/4% Notes having the right to accelerate their notes at the end of the 60 day cure period following the giving of notice of a default. If we were to fail to complete such filings by August 15, 2007, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money or refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.

Fiscal 2005 Transactions

In fiscal 2005, we completed the following transactions: (1) the issuance of the 3 3/8% Notes and the purchase of a call option and sale of a warrant for shares of our common stock; (2) the establishment of the Senior Credit Facility (discussed above); and (3) the issuance of the 4 5/8% Notes.

Issuance of 3 3/8% Notes

In July 2005, Auto issued $125.0 million of 3 3/8% of senior exchangeable notes in a private offering. We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. In conjunction with these transactions, we recorded a loss on debt retirement during the second quarter of fiscal 2005 of $1.6 million, resulting from the write-off of certain deferred financing fees associated with our former Senior Credit Facility. At the time of the issuance of the 3 3/8% Notes, we also paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the 3 3/8% Notes. Under the call option, as amended, we had the right to purchase from the counterparty 5,414,063 shares, subject to adjustment, of our common stock at a price of $23.09 per share, which was equal to the initial exchange price of the 3 3/8% Notes. At the same time, we also received an aggregate of $17.8 million of proceeds from the same counterparty relating to our sale of warrants to acquire from us, subject to adjustment, up to 5,414,063 shares of our common stock. The warrants were exercisable at a price of $26.29 per share. Both the call option and warrant transactions had five-year terms. The call option and warrant transactions were each to be settled through a net share settlement to the extent that the price of our common stock exceeded the exercise price set forth in the agreements. Our objective with these transactions was to reduce the potential dilution of our common stock upon future exchange of the 3 3/8% Notes. As discussed above, the 3 3/8% Notes are no longer outstanding and the call option and warrant agreements have been terminated.

The following table represents the key terms of the formerly outstanding 3 3/8% Notes:

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

Issuance of 4 5/8% Notes (Now 6 3/4% Notes)

In December 2005, Auto issued $100.0 million of 4 5/8% senior exchangeable notes in a private offering. We used the proceeds from the issuance of the 4 5/8% Notes and borrowings under the Senior Credit Facility to purchase all of the outstanding stock of Murray’s for approximately $180.9 million, which included certain acquisition costs.

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

Certain terms of the 4 5/8% Notes (now 6 3/4% Notes) were modified in fiscal 2006 as discussed above. The following table represents the key terms of these Notes following their modification:

Terms	6 3/4% Notes
Interest Rate	6.75% per year until December 15, 2010; 6.50% thereafter
Exchange Rate	60.6061 shares per $1,000 principal (equivalent to an initial exchange price of approximately $16.50 per share)
Maximum CSK shares exchangeable	6,060,610 common shares, subject to adjustment in certain circumstances
Maturity date	December 15, 2025
Guaranteed by	CSK Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis
Dates that the noteholders may require Auto to repurchase some or all for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest
December 15, 2010, December 15, 2015, and December 15, 2020 or following a fundamental change as described in the indenture
Issuance costs being amortized over a 5-year period, corresponding to the first date the noteholders could require repayment	$3.7 million
Auto will not be able to redeem notes	Prior to December 15, 2010
Auto may redeem for cash some or all of the notes	On or after December 15, 2010, upon at least 35 calendar days notice
Redemption price	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date

Prior to their stated maturity, these Notes are exchangeable by the holder only under the following circumstances:

•	During any fiscal quarter (and only during that fiscal quarter) commencing after January 29, 2006, if the last reported sale price of our common stock is greater than or equal to 130% of the exchange price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If these Notes have been called for redemption by Auto; or

•	Upon the occurrence of specified corporate transactions, such as a change in control, as described in the indenture under which these Notes were issued.

We entered into a registration rights agreement with respect to these Notes and the underlying shares of our common stock into which these Notes are potentially exchangeable and under its terms are required to pay additional interest of up to 50 basis points until December 2007 on the 4 5/8% Notes if we fail to meet certain filing and effectiveness deadlines with respect to the registration of these Notes and the underlying shares of our common stock. Such additional interest is currently being paid at the 50 basis point level.

If the 4 5/8% Notes become exchangeable, the corresponding debt will be reclassified from long-term to current for as long as the notes remain exchangeable.

Analysis of Cash Flows

Operating Activities

Net cash provided by operating activities decreased $52.7 million in fiscal 2006 to $109.6 million compared to $162.3 million of cash provided by operating activities in fiscal 2005. This decrease was primarily related to the Audit Committee-led investigation and restatement related professional fees of approximately $25.7 million, the reduction in operating profit before investigation costs due to the reduced operating performance and cash required to terminate our interest rate swap.

Net cash provided by operating activities increased $58.8 million in fiscal 2005 to $162.3 million compared to $103.5 million of cash provided by operating activities in fiscal 2004. This increase was primarily related to the net reduction in cash required to support working capital as a result of: (1) a $10.3 million increase from lower accounts receivable balances due to improved collections of vendor allowances; (2) a $26.0 million net increase in inventory and accounts payable, due to the increase in the number of net new stores as well as an expanded product selection in support of our commercial sales program together with the increase in accounts payable; and (3) a $14.2 million increase in accrued payroll, accrued expenses and other liabilities due to changes to schedule interest payments, timing of advertising events, and increases in accrued payroll tax.

Investing Activities

Net cash used in investing activities totaled $43.6 million for fiscal 2006, compared to $215.9 million used during fiscal 2005, which included the acquisition of Murray’s. In fiscal 2006, we paid the remaining costs associated with the Murray’s acquisition of approximately $2.8 million, as well as approximately $1.5 million in cash (plus assumed liabilities) for the acquisition of a Murray’s franchised store. Capital expenditures during fiscal 2006 were slightly higher as a result of investments made to support new store openings. In fiscal 2006, we opened or relocated 72 stores and closed 17 stores (including eight relocated stores), which resulted in 55 net new stores. New stores are generally financed utilizing operating leases that require capital expenditures for fixtures and store equipment. New or relocated stores require approximately $136,000 per store for leasehold improvements, and each new store, except for relocated stores, requires an estimated investment in working capital, principally for inventories, of approximately $300,000.

In December 2005, we acquired Murray’s, and as of January 29, 2006, we paid approximately $177.6 million, net of $0.5 million cash acquired, towards this acquisition (approximately $2.8 million was recorded in accrued liabilities at January 29, 2006, for a total acquisition cost of $180.9 million). Capital expenditures were higher during fiscal 2005 compared to fiscal 2004 as a result of investments made to support new store openings.

Financing Activities

Net cash used in financing activities totaled $63.8 million for fiscal 2006 compared to net cash provided of $15.3 million in fiscal 2005. In fiscal 2006, we paid down $42 million under our Senior Credit Facility and $10.3 million for capital leases. In fiscal 2006, the inability to file our periodic SEC reports necessitated that we restructure a significant portion of our then outstanding debt in June and July of 2006. We completed a tender offer in which we repurchased approximately $225 million of our 7% Notes and repaid all $125 million of our 3 3/8% Notes upon the acceleration of their maturity. We also entered into the $350 million Term Loan Facility, which was used to fund such transactions. The following table summarizes the changes to our debt:

	As of			As of
	January 29,			February 4,
	2006	Borrowings	Payments	2007

Total debt excluding capitalized leases	$549,988	$435,636	$(478,159)	$507,465

Net cash provided by financing activities totaled $15.3 million for fiscal 2005 compared to $56.0 million used in financing activities in fiscal 2004. The most significant financing transactions in fiscal 2005 were: (1) issuance of the 3 3/8% Notes and the 4 5/8% Notes; (2) repayment in full of $251.2 million of indebtedness outstanding under our previously existing senior credit facility; (3) net borrowings under our Senior Credit Facility of $94.0 million; (4) repurchase of approximately $25.0 million of our common stock; and (5) $27.0 million of cash paid for our call option transactions and $17.8 million received in connection with our sale of warrants. In fiscal 2004, we used cash provided by operating activities after investing activities to reduce debt, repurchase approximately $23.7 million of our common stock and increase our cash balances.

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

Our contractual obligations under our capital and operating leases as of February 4, 2007 were as follows ($ in thousands):

	Payments Due by Period
		Within	1-3	3-5	After 5
Contractual Obligation	Total	1 Year	Years	Years	Years

Long-term debt	$507,465	$56,098	$8,055	$101,749	$341,563
Interest on long-term debt	216,065	42,014	83,696	71,011	19,344
Capital lease obligations	27,500	10,330	12,657	4,067	446
Operating lease obligations(1)	811,969	146,818	234,775	167,585	262,791
Other(2)	58,648	18,735	37,470	870	1,573

Total contractual obligations	$1,621,647	$273,995	$376,653	$345,282	$625,717

(1)	Operating lease obligations are not reduced to reflect sublease income.

(2)	Includes a service contract and other obligations.

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

As of February 4, 2007, we had a total of 175 locations included in the allowance for store closing costs, consisting of 122 store locations and 53 service centers. Of the store locations, 15 locations were vacant and 107 locations were subleased. Of the service centers, 3 were vacant and 50 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.

Activity in the allowance for store closing costs and the related payments for fiscal 2006 is as follows ($ in thousands):

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005

Balance, beginning of year	$7,033	$7,774	$12,001

Store closing costs:
Provision for store closing costs	258	246	285
Other revisions in estimates	112	1,505	604
Accretion	306	420	552
Operating expenses and other	811	732	788

Total store closing costs	1,487	2,903	2,229

Purchase accounting adjustments — Murray’s Discount Auto Stores	—	324	—

Payments:
Rent expense, net of sublease recoveries	(2,279)	(2,227)	(2,895)
Occupancy and other expenses	(915)	(740)	(787)
Sublease commissions and buyouts	(415)	(1,001)	(2,774)

Total payments	(3,609)	(3,968)	(6,456)

Balance, end of year	$4,911	$7,033	$7,774

During fiscal 2006, we recorded the following: (1) $0.3 million in charges associated with fiscal 2006 store closures; (2) $0.3 million associated with accretion expense relating to the discounting of closed store liabilities; and (3) $0.8 million associated with other operating expenses such as utilities, repairs and maintenance costs that are expensed as incurred.

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

We expect net cash outflows for closed store locations of approximately $4.0 million during fiscal 2007. We plan to fund these cash outflows and future cash outflows from normal operating cash flows. We anticipate that we will close or relocate approximately 26 stores in fiscal 2007. We anticipate that the majority of these closures will occur near the end of the lease terms, resulting in minimal closed store costs.

Factors Affecting Liquidity and Capital Resources

Sales Trends

Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters). In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase. High gasoline prices, such as we experienced during periods of fiscal 2005 and 2006, may also adversely affect our revenues because our customers may defer purchases of certain items as they use a higher percentage of their income to pay for gasoline.

Inflation

We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying, the use of alternative suppliers and price increases. If we are not able to mitigate the effects of future merchandise cost increases through these or other measures, the fixed cost of our organic growth will adversely affect our profitability. We also experience inflationary increases in rent expense as some of our lease agreements are adjusted based on changes in the consumer price index.

Debt Covenants

Certain of our debt agreements at February 4, 2007 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, our Senior Credit Facility and our Term Loan Facility contain certain financial covenants as discussed below.

A breach of the covenants or restrictions contained in these debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under either the Senior Credit Facility or the Term Loan Facility, the lenders thereunder could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts owing thereunder to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full such indebtedness, which is collateralized by substantially all of our assets. At February 4, 2007, we were in compliance with or had obtained waivers with respect to the covenants under all our debt agreements.

The Senior Credit Facility requires a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) under certain circumstances. For the four quarters ended February 4, 2007, this Ratio as so defined was 1.47:1. The Term Loan Facility also contains certain financial covenants, one of which is the requirement of a minimum Fixed Charge Coverage Ratio (as separately defined in the Term Loan Facility) of 1.4:1 until December 31, 2008 and 1.45:1 thereafter. For the four quarters ended February 4, 2007, this Ratio was 1.55:1. The Term Loan Facility, as amended, also requires that a leverage ratio test be met. The maximum leverage ratio permitted was 3.75:1 at the end of fiscal 2006 and is 3.95:1, 3.85:1, 3.75:1 and 3.50:1 for the first, second, third and fourth quarters, respectively, of fiscal 2007. The leverage ratio further declines to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of fiscal 2009. Our leverage ratio was 3.31:1 as of February 4, 2007. The leverage ratios for fiscal 2007 reflect the April 27, 2007 second amendment of the Term Loan Facility in which certain fiscal 2007 leverage ratios were modified as set forth above to provide greater flexibility along with the elimination of undrawn letters of credit from the definition of debt. Based on our current financial forecasts for fiscal 2007, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility described above for fiscal 2007 and the foreseeable future. However, a significant decline in our net sales or gross margin or unanticipated significant increases in operating costs or LIBOR-based interest rates could limit the effectiveness of discretionary actions management could take to maintain compliance with financial covenants. Although we don’t expect such significant decreases and increases to occur, if they did occur, we would seek to obtain a covenant waiver from our lenders or seek a refinancing, both of which we believe are viable options for the Company. However, there can be no assurances a waiver would be obtained or a refinancing could be achieved.

On June 11, 2007, we entered into a third waiver to our Senior Credit Facility that extended the then current waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) August 15, 2007, (ii) the filing with the SEC of all such delinquent SEC filings up to and including our Form 10-Q for the first quarter of fiscal 2007, and (iii) the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such Notes has expired. When we renegotiated the terms of our 4 5/8% (now 6 3/4%) Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee for the 6 3/4% Notes our periodic SEC filings. If we have not so filed and delivered all of our periodic SEC filings that are delinquent by June 30, 2007, and a notice of default is given to the Company by the trustee for such Notes or by the holders of 25% of the Notes at the earliest possible date, a default will occur under the indenture under which the 6 3/4% Notes were issued that would entitle the holders of the 6 3/4% Notes to accelerate the payment of their Notes no sooner than August 31, 2007. The occurrence of an event of default under the indenture under which the 6 3/4% Notes were issued, along with the expiration of the applicable grace period thereunder, would result in an event of default under the Senior Credit Facility, which would in turn result in an event of default under the Term Loan Facility.

We did not file all of our late periodic SEC filings by June 30, 2007; we do, however, expect to be able to complete all such filings by August 15, 2007, which is within the 60 day period following such a default during which we can cure such a default and prevent the holders of the 6 3/4% Notes from having the right to accelerate their Notes. Filing by August 15, 2007, should permit us to avoid the acceleration of the 6 3/4% Notes and any related negative consequences under the Senior Credit Facility and the Term Loan Facility. Nevertheless, if we were to fail to complete such filings by August 15, 2007, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.

Credit Ratings

As of the date of this filing, our debt instruments are rated by the major debt rating agencies as shown below:

Description of Debt	Moody’s Rating	Standard & Poor’s

Senior Credit Facility	—	—
Term Loan Facility	Ba3	B	+
6 3/4% Notes	Ba3	B	−

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

With respect to Standard & Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “B” rating indicates that Standard and Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but that adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment to the obligation. Standard and Poor’s may modify its ratings with a ‘+” or a “−” sign to show the obligor’s relative standing within a major rating category.

Interest Rates

Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on any interest rate swaps are sensitive to changes in interest rates. On April 5, 2004, we entered into an interest rate swap agreement that converted $100.0 million of our 7% Notes (including the interest thereon) to a floating rate, set semi-annually in arrears, equal to the six month LIBOR + 283 basis points. In connection with the completion of our fiscal 2006 tender offer for our 7% Notes, we terminated the related interest rate swap agreement. We also entered into the Term Loan Facility, borrowings under which were used to purchase the 7% Notes in the tender offer and repay the 3 3/8% Notes upon the acceleration of their maturity, and amended certain terms of the 4 5/8% Notes, as described above under “— Liquidity and Capital Resources — Fiscal 2006 Transactions — Restructuring of 4 5/8% Notes.”

Under our current debt and capital lease agreements, as of February 4, 2007, 75% of our outstanding debt and capital leases was at variable interest rates and 25% of our outstanding debt was at fixed interest rates. As of February 4, 2007, with $401.1 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $4.0 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period. Our variable rate debt relates to borrowings under our Senior Credit Facility and Term Loan Facility, which are vulnerable to movements in the LIBOR rate.

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

•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Our store shrinkage estimates are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. That percentage is multiplied by sales since the last physical inventory through period end. Our shrinkage expense for fiscal 2006, 2005 and 2004 was approximately $31.6 million, $28.8 million and $20.8 million, respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses may be higher or lower than expected.

•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record.

Vendor Allowances

Vendor allowances consist of vendor rebates, discounts and allowances associated with our purchasing activities and promotional activities with certain vendors. We recognize such allowances as a reduction of our cost of inventory in accordance with EITF No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Based on EITF No. 02-16, allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales). Amounts recognized are based on written contracts with vendors and the Company enters into hundreds of contracts with allowances each year. Contractual disputes and misunderstandings can occur with vendors with respect to specific aspects of a vendors program which could result in adjustments to allowances the Company recognizes. The Company adjusts its vendor allowance recognition for disputes when probable and reasonably estimable. Certain of our agreements have several year terms, thus requiring recognition over an extended period.

Warranty

We or the vendors supplying our products provide our customers with limited warranties on certain products that range from 30 days to lifetime warranties. In most cases, our vendors are responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on historical experience and recent trends. These obligations are recorded as a component of accrued expenses. We quarterly assess the adequacy of our recorded warranty liability and adjust the liability and cost of sales as necessary.

The following table reflects the changes in our warranty reserves ($ in thousands):

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005

Warranty reserves, beginning of period	$2,580	$2,918	$3,269
Provision for warranty	3,428	963	881
Allowances from vendors	6,067	5,841	5,851
Reserves utilized	(8,167)	(7,142)	(7,083)

Warranty reserves, end of period	$3,908	$2,580	$2,918

Deferred Tax Assets

Included in our net deferred tax asset are deferred tax assets of $40.0 million as of February 4, 2007, reflecting the benefit of federal and state tax loss carryforwards approximating $108.5 million and $48.2 million, respectively, which begin to expire in 2021 and 2007, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized with the exception of a portion of California Enterprise Zone credits and a portion of Arizona net operating losses for which management has determined that a valuation allowance in the amount of $1.4 million and $0.3 million, respectively, is necessary.

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

Self-Insurance Reserves

We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, we are responsible for the payment of claims under these insured limits. In estimating the obligation associated with reported claims and incurred but not reported (“IBNR”) claims, we utilize independent third-party actuaries. These actuaries utilize historical data to project the future development of reported claims and estimate IBNR claims. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and actuarial assumptions. Our self-insurance reserves approximated $23.5 million and $20.8 million at February 4, 2007 and January 29, 2006, respectively, and are included with current liabilities in the accompanying consolidated balance sheets.

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

In addition, there are certain assumptions that are sensitive to deviations and could produce actual results significantly different from management’s original estimates. These assumptions may be revised due to the following issues: (1) national or regional economic conditions that can shorten or lengthen vacancy periods; (2) changes in neighborhoods surrounding store locations resulting in longer than anticipated vacancy periods; (3) changing subtenant needs resulting in functional obsolescence of store locations; and (4) subtenant defaults or bankruptcies resulting in vacant properties. Historically, we have recorded revisions in estimates to the closed store reserve that have resulted from these issues. These revisions usually result from overall longer vacancy periods on store locations and realized sublease rates lower than originally anticipated.

Valuation of Long-lived Assets

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the asset(s). The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets. Actual results could differ from these estimates, which could materially impact our impairment assessment.

Goodwill Impairment

As disclosed in the consolidated financial statements, we have as of February 4, 2007 unamortized goodwill in the amount of $224.9 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of goodwill. Our test as of February 4, 2007, resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our Company. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations, but an impairment charge would not affect our cash flows.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 will be effective for the Company beginning in the first quarter of fiscal 2007. The Company is currently evaluating Fin 48 and has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 for the year ended February 4, 2007 with no impact on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands the disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Financial market risks relating to our operations result primarily from changes in interest rates. We hold no securities for purposes of trading. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or previously paid on our interest rate swap are sensitive to changes in interest rates.

In fiscal 2004, we entered into an interest rate swap agreement that converted the interest on $100.0 million of our 7% Notes to a floating rate, set semi-annually in arrears, equal to the six month LIBOR + 283 basis points. Our variable rate debt relates to borrowings under our Senior Credit Facility and the $100.0 million amount of our rate swap, which are vulnerable to movements in the LIBOR rate. The swap agreement was for the term of the 7% Notes. The hedge is accounted for and recognized in results of operations as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt are reported on our balance sheet. Changes in the fair value of this derivative and the underlying debt did not result in a material impact on net income. In fiscal 2006, we repurchased all of the 7% Notes and terminated the interest rate swap agreement.

Our variable rate debt relates to borrowings under our Senior Credit Facility and our Senior Term Facility that was entered into in June of 2006, which are subject to changes in the LIBOR rate. Our variable and fixed rate debt at February 4, 2007 consisted of the following ($ in thousands):

		Average
		Interest	Fixed or
	Balance	Rate	Variable
	(In U.S. dollars)

Term loan facility — matures June 2011	$349,125	7.35%	Variable
Senior credit facility — matures July 2010	52,000	5.85%	Variable
6 3/4% senior exchangeable notes — matures December 2025 — $93,061 carrying value	100,000	6.75%	Fixed
Discount on 6 3/4% senior exchangeable notes (EITF 06-6 accounting adjustment)	(6,939)		Fixed
Seller financing arrangements	13,279	Various	Fixed
Capital leases	24,036	Various	Fixed

Total debt	$531,501

At February 4, 2007, 75% of our outstanding debt and capital leases was at variable interest rates and 25% was at fixed interest rates. As of February 4, 2007, with $401.1 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $4.0 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of CSK Auto Corporation:

We have completed integrated audits of CSK Auto Corporation’s February 4, 2007 (“fiscal 2006”), January 29, 2006 (“fiscal 2005”) and January 30, 2005 (“fiscal 2004”) consolidated financial statements and of its internal control over financial reporting as of February 4, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CSK Auto Corporation and its subsidiaries at February 4, 2007 and January 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 4, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that CSK Auto Corporation did not maintain effective internal control over financial reporting as of February 4, 2007, because of the effect of material weaknesses relating to (i) the Company’s control environment, which contributed to material weaknesses related to the Company’s controls surrounding the accounting for inventory, vendor allowances, certain accrued expenses, and store fixtures and supplies, and (ii) the Company’s resources, and policies and procedures to ensure proper and consistent application of accounting principles generally accepted in the United States of America (“GAAP”), which contributed to material weaknesses related to the Company’s controls surrounding the accounting for leases, allowance for sales returns, and accounting for certain accrued expenses, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment at February 4, 2007.

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

Each of the aforementioned material weaknesses resulted in adjustments to the Company’s fiscal 2006 and 2005 annual and interim consolidated financial statements, and the restatement of the Company’s fiscal 2004 annual consolidated financial statements and interim consolidated financial statements for each of the first three quarters in fiscal 2005. In addition, each of these above material weaknesses could result in a material misstatement of the

Company’s interim or annual consolidated financial statements and disclosures that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that CSK Auto Corporation did not maintain effective internal control over financial reporting as of February 4, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, CSK Auto Corporation has not maintained effective internal control over financial reporting as of February 4, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
July 6, 2007

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005
	(In thousands, except share and per share data)

Net sales	$1,907,776	$1,651,285	$1,604,991
Cost of sales	1,011,712	864,674	839,564

Gross profit	896,064	786,611	765,427
Other costs and expenses:
Operating and administrative	788,400	653,471	629,309
Investigation and restatement costs	25,739	—	—
Store closing costs	1,487	2,903	2,229

Operating profit	80,438	130,237	133,889
Interest expense	48,767	33,599	33,851
Loss on debt retirement	19,450	1,600	1,026

Income before income taxes and cumulative effect of change in accounting principle	12,221	95,038	99,012
Income tax expense	4,991	37,248	39,450

Income before cumulative effect of change in accounting principle	7,230	57,790	59,562
Cumulative effect of change in accounting principle, net of tax	966	—	—

Net income	$6,264	$57,790	$59,562

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.16	$1.30	$1.30
Cumulative effect of change in accounting principle	0.02	—	—

Net income per share	$0.14	$1.30	$1.30

Shares used in computing per share amounts	43,876,533	44,465,409	45,713,271

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.16	$1.29	$1.29
Cumulative effect of change in accounting principle	0.02	—	—

Net income per share	$0.14	$1.29	$1.29

Shares used in computing per share amounts	44,129,278	44,812,302	46,002,376

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 4,	January 29,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Cash and cash equivalents	$20,169	$17,964
Receivables, net of allowances of $393 and $436, respectively	43,898	29,861
Inventories	502,787	508,507
Deferred income taxes	46,500	37,806
Prepaid expenses and other current assets	31,585	20,047

Total current assets	644,939	614,185
Property and equipment, net	174,409	174,112
Intangibles, net	67,507	71,807
Goodwill	224,937	223,507
Deferred income taxes	4,200	20,845
Other assets, net	35,770	35,578

Total assets	$1,151,762	$1,140,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$260,146	$208,507
Accrued payroll and related expenses	60,306	48,483
Accrued expenses and other current liabilities	81,569	89,141
Current maturities of long-term debt	56,098	42,465
Current maturities of capital lease obligations	8,761	9,500

Total current liabilities	466,880	398,096

Long-term debt	451,367	507,523
Obligations under capital leases	15,275	18,106
Other liabilities	46,730	60,152

Total non-current liabilities	513,372	585,781
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 43,950,751 and 43,830,322 shares issued and outstanding at February 4, 2007 and January 29, 2006, respectively	440	438
Deferred compensation	—	(1,735)
Additional paid-in capital	433,912	426,560
Accumulated deficit	(262,842)	(269,106)

Total stockholders’ equity	171,510	156,157

Total liabilities and stockholders’ equity	$1,151,762	$1,140,034

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005
	(In thousands)

Cash flows provided by (used in) operating activities:
Net income	$6,264	$57,790	$59,562
Adjustments:
Depreciation and amortization on property and equipment	40,645	36,628	32,882
Amortization of other items	7,585	4,231	4,209
Amortization of debt discount and deferred financing costs	4,539	2,161	1,883
Stock-based compensation expense	4,972	571	191
Tax benefit relating to exercise of stock options	—	231	390
Write downs on disposal of property, equipment and other assets	3,354	2,145	2,034
Loss on debt retirement	8,496	1,600	131
Deferred income taxes	3,771	36,008	38,078
Changes in operating assets and liabilities:
Receivables	(13,412)	6,747	(3,557)
Inventories	3,652	(23,588)	(11,710)
Prepaid expenses and other current assets	(11,538)	7,616	5,286
Accounts payable	51,639	17,329	(20,546)
Accrued payroll, accrued expenses, and other current liabilities	4,838	9,987	(4,222)
Other operating activities	(5,165)	2,867	(1,154)

Net cash provided by operating activities	109,640	162,323	103,457

Cash flows used in investing activities:
Capital expenditures	(37,529)	(36,775)	(24,800)
Business acquisitions, net of cash acquired	(4,292)	(177,658)	—
Other investing activities	(1,778)	(1,499)	(3,424)

Net cash used in investing activities	(43,599)	(215,932)	(28,224)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility — term loan	—	—	20,600
Payments under senior credit facility — term loan	—	(252,450)	(23,150)
Borrowings under senior credit facility — line of credit	84,800	230,300	—
Payments under senior credit facility — line of credit	(126,800)	(136,300)	—
Borrowings under term loan facility	350,000	—	—
Payments under term loan facility	(875)	—	—
Payment of debt issuance costs	(13,166)	(9,612)	(1,412)
Retirement of 12% senior notes	—	—	(14,910)
Proceeds from issuance of 4.625% exchangeable notes	—	100,000	—
Proceeds from issuance of 3.375% exchangeable notes	—	125,000	—
Retirement of 3.375% exchangeable notes	(125,000)	—	—
Retirement of 7% senior notes	(225,000)	—	—
Payments on capital lease obligations	(10,301)	(10,893)	(16,232)
Proceeds from seller financing arrangements	428	3,164	1,175
Payments on seller financing arrangements	(484)	(381)	(214)
Proceeds from repayment of stockholder receivable	—	10	63
Proceeds from exercise of stock options	1,196	1,130	2,074
Purchase of common stock	—	(25,029)	(23,726)
Net proceeds from termination of common stock call option and warrants	1,555	—	—
Premium on common stock call option	—	(26,992)	—
Premium from common stock warrants	—	17,820	—
Other financing activities	(189)	(423)	(254)

Net cash (used in) provided by financing activities	(63,836)	15,344	(55,986)

Net increase (decrease) in cash	2,205	(38,265)	19,247
Cash and cash equivalents, beginning of period	17,964	56,229	36,982

Cash and cash equivalents, end of period	$20,169	$17,964	$56,229

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURES

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005
	(In thousands)

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$40,066	$25,351	$31,688
Income taxes	56	98	1,878
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$6,731	$3,905	$4,770
Consideration received in business disposition	—	—	7,114

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity
	(In thousands, except share data)

Balances at February 1, 2004	46,497,936	$465	$467,563	$(73)	$—	$(386,458)	$81,497
Repurchase and retirement of common stock	(1,574,956)	(16)	(23,710)				(23,726)
Restricted stock	4,463		1,209		(1,164)		45
Amortization of deferred compensation					146		146
Recovery of stockholder receivable				63			63
Exercise of options	188,858	2	2,072				2,074
Tax benefit relating to stock option exercises			390				390
Compensation expense, stock options			88				88
Net income						59,562	59,562

Balances at January 30, 2005	45,116,301	451	447,612	(10)	(1,018)	(326,896)	120,139
Repurchase and retirement of common stock	(1,409,300)	(14)	(25,015)				(25,029)
Restricted stock	17,731		1,159		(1,288)		(129)
Amortization of deferred compensation					571		571
Recovery of stockholder receivable				10			10
Exercise of options	105,590	1	1,129				1,130
Tax benefit relating to stock option exercises			231				231
Compensation expense, stock options			7				7
Warrants and call options, net of tax			1,437				1,437
Net income						57,790	57,790

Balances at January 29, 2006	43,830,322	438	426,560	—	(1,735)	(269,106)	156,157
Restricted stock	28,466	1	(221)				(220)
Adoption of SFAS No. 123R (Note 2)			(1,735)		1,735		—
Exercise of options	91,963	1	1,195				1,196
Compensation expense, stock-based awards			3,048				3,048
Warrants and call options, net of tax			390				390
Discount on senior exchangeable notes, net of tax			4,675				4,675
Net income						6,264	6,264

Balances at February 4, 2007	43,950,751	$440	$433,912	$—	$—	$(262,842)	$171,510

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CSK Auto Corporation is a holding company. At February 4, 2007, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly-owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company,” “we,” “us,” or “our.”

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

As of February 4, 2007, we operated 1,332 stores, including five Pay N Save stores, in 22 states, with our principal concentration of stores in the Western United States. Our stores are known by the following four brand names (referred to collectively as “CSK Stores”):

•	Checker Auto Parts, founded in 1969, with 467 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 228 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 506 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 126 stores in the Midwest.

At February 4, 2007, we operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, offering primarily tools, hardware, housewares and other household goods, and seasonal items. We closed three of the five Pay N Save stores during the first quarter of our fiscal year ending January 3, 2008 (“fiscal 2007”). The remaining two stores have been converted to clearance centers stocked primarily with product from the former Pay N Save store locations. We concluded that the sales performance of the Pay N Save stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count. The Pay N Save concept provided us with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK Stores. This function is now being accommodated with a combination (“combo”) store shopping format in existing stores that are larger than our average store size of 7,500 square feet. At February 4, 2007, we had seven combo stores.

Note 1 —	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CSK Auto Corporation and Auto for all years presented. In addition, the consolidated financial statements include the accounts of the following wholly-owned subsidiaries of Auto for the periods indicated:

•	Murray’s Inc., an automotive parts and accessories retailer, from December 19, 2005 (the acquisition date) through February 4, 2007. The Murray’s legal corporate entities were merged into Auto in fiscal 2006.

•	Automotive Information Systems, Inc. (“AIS”), a provider of diagnostic vehicle repair information, for fiscal 2004 through the date of the sale of all of our issued and outstanding capital stock of AIS on January 21, 2005 to Mobile Productivity, Inc., (“MPI”).

All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

As more fully explained in Note 8 — Long-Term Debt, the Company has fully and unconditionally guaranteed bank borrowings by Auto. CSKAUTO.COM (the “Subsidiary Guarantor”) has also jointly and severally

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed such debt on a full and unconditional basis. CSK Auto Corporation is a holding company and has no other direct subsidiaries or independent assets or operations. The Subsidiary Guarantor is a minor subsidiary and has no significant independent operations. Summarized financial statements and other disclosures concerning each of Auto and the Subsidiary Guarantor are not presented because management believes that they are not material to investors. The consolidated amounts in the accompanying financial statements are representative of the combined guarantors and issuer.

The Company reports its financial information as one reportable segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of Enterprises and Related Information, as its operating segments are its individual stores which meet the criteria for aggregation into one reportable segment set forth in SFAS No. 131.

Fiscal Year

Our fiscal year end is on the Sunday nearest to January 31 of the following calendar year. Fiscal 2006 consisted of 53 weeks and fiscal 2005 and 2004 each consisted of 52 weeks.

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

Derivative Financial Instruments

Our fixed to floating interest rate swap agreement was accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and was recorded on the balance sheet at its fair value. Changes in the fair value of the swap and the hedged item are recognized currently in earnings. Our swap met the criteria to assume no hedge ineffectiveness. The fair value of our swap was determined from current market prices. During the second quarter of fiscal 2006, we terminated the swap agreement in connection with the completion of our fiscal 2006 tender offer for the $225 million of 7% senior subordinated notes. See Note 9 — Derivative Financial Instruments.

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

•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Our store shrinkage estimates are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. That percentage is multiplied by sales since the last physical inventory through period end. Our shrinkage expense for fiscal 2006, 2005 and 2004 was approximately $31.6 million, $28.8 million and $20.8 million, respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses may be higher or lower than expected.

•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record.

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

	February 4,	January 29,
	2007	2006

FIFO cost	$562,405	$559,359
Administrative and overhead costs	28,725	31,679
Vendor allowances	(69,469)	(67,959)
Shrinkage	(18,116)	(12,488)
Obsolescence	(758)	(2,084)

Net inventory	$502,787	$508,507

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

Internal Software Development Costs

Certain internal software development costs are capitalized and amortized over the life of the related software. Amounts capitalized during fiscal 2006, 2005 and 2004 were $1.8 million, $1.5 million and $2.9 million,

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Accumulated amortization as of February 4, 2007 and January 29, 2006 was $4.7 million and $4.6 million, respectively.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Other intangible assets consist of: (1) leasehold interests representing the net present value of the excess of the fair rental value over the respective contractual rent of facilities under operating leases acquired in business combinations; (2) tradenames and trademarks; and (3) customer relationship intangibles. Amortization expense is computed on a straight-line basis over the respective life of the intangibles. See Note 7 — Goodwill and Other Intangible Assets for the impact of this amortization on the statement of operations.

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

Self-Insurance Reserves

We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, we are responsible for the payment of claims under these insured limits. In estimating the obligation associated with reported claims and incurred but not reported (“IBNR”) claims, we utilize independent third-party actuaries. These actuaries utilize historical data to project the future development of reported claims and estimate IBNR claims. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and actuarial assumptions. Our self-insurance reserves approximated $23.5 million and $20.8 million at February 4, 2007 and January 29, 2006, respectively, and are included with current liabilities in the accompanying consolidated balance sheets.

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

We recognize as sales the fair value of recyclable auto parts we receive as consideration from customers that purchase a new auto part. The Company refers to a recyclable auto part, which may or may not have been purchased from our stores, as a “core.” The Company returns these cores to vendors for cash consideration or to settle an obligation to return a given number of cores to vendors in situations where the Company does not pay for the core component of the inventory acquisition costs. The Company charges customers who purchase a new auto part a specified amount for a core, which exceeds the value of the core, and refunds to customers that same amount if a used core is returned at the point of sale of the new part or upon returning the used part to the store at a later date. If the customer does not return a core at point of sale, the amount charged the customer which exceeds the value of the new core is also recognized as sales but is subject to a right of return at the point of sale and included in our sales return allowance for merchandise returns described above.

The Company occasionally sponsors mail-in rebate programs to stimulate sales of particular products. At any one time, the Company may have several of these programs in effect. The Company estimates, based on historical experience, the amount of rebates that will be paid to customers and reduces net sales for the expected rebate at the time of sale of the product subject to the rebate. Estimates are adjusted to actual redemptions at conclusion of the redemption period.

Vendor Allowances and Cost of Sales

Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances associated with our purchasing activities and promotional activities with certain vendors. We recognize such allowances as a reduction of our cost of inventory in accordance with Emerging Issues Task Force (“EITF”) No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Based on EITF No. 02-16, allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales). Amounts recognized are based on written contracts with vendors and the Company enters into hundreds of contracts with allowances each year. Contractual disputes and misunderstandings can occur with vendors with respect to specific aspects of a vendor’s program which could result in adjustments to allowances the Company recognizes. The Company adjusts its vendor allowance recognition for disputes when probable and reasonably estimable. Certain of our agreements have several year terms, thus requiring recognition over an extended period.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the changes in our warranty reserves ($ in thousands):

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005

Warranty reserves, beginning of period	$2,580	$2,918	$3,269
Provision for warranty	3,428	963	881
Allowances from vendors	6,067	5,841	5,851
Reserves utilized	(8,167)	(7,142)	(7,083)

Warranty reserves, end of period	$3,908	$2,580	$2,918

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

In addition, there are certain assumptions that are sensitive to deviations and could produce actual results significantly different from management’s original estimates. These assumptions may be revised due to the following issues: (1) national or regional economic conditions that can shorten or lengthen vacancy periods; (2) changes in neighborhoods surrounding store locations resulting in longer than anticipated vacancy periods; (3) changing subtenant needs resulting in functional obsolescence of store locations; and (4) subtenant defaults or bankruptcies resulting in vacant properties. Historically, we have recorded revisions in estimates to the closed store reserve that have resulted from these issues. These revisions usually result from overall longer vacancy periods on store locations and realized sublease rates lower than originally anticipated.

Advertising

Advertising costs are expensed as incurred. In accordance with EITF No. 02-16, cooperative advertising arrangements are considered a reduction of product costs, unless we are specifically required to substantiate costs incurred to the vendor and do so in the normal course of business. Advertising expense for fiscal 2006, 2005 and 2004 totaled $55.7 million, $50.4 million and $49.9 million, respectively.

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

Earnings per Share

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

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005

Numerator for basic and diluted earnings per share:
Net income	$6,264	$57,790	$59,562

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	43,877	44,465	45,713

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	43,877	44,465	45,713
Effect of dilutive securities	252	347	289

Weighted average shares outstanding (diluted)	44,129	44,812	46,002

Shares excluded as a result of anti-dilution:
Stock options	2,029	790	482

Incremental net shares for the exchange feature of the $100.0 million 6 3/4% senior exchangeable notes due 2025 will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $16.50 per share.

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

Note 2 —	Accounting Change for Share-Based Compensation

Effective January 30, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified-prospective method and began recognizing compensation expense for its share-based compensation plans based on the fair value of the awards. Share-based payments include stock option grants, restricted stock and a share-based compensation plan under the Company’s long-term incentive plan (the “LTIP”). Prior to January 30, 2006, the Company accounted for its stock-based compensation plans as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

Stock Options

In the fourth quarter of 2005, the Board of Directors approved the acceleration of the vesting of all “underwater” stock options (those stock options previously granted with exercise prices above $15.90, the market price of the Company’s stock on January 27, 2006) previously awarded to employees and executive officers. Option awards not “underwater” at January 27, 2006 and granted subsequent to the Board’s action are not included in the acceleration and will vest equally over the service period established in the award, typically three years. The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon the adoption of SFAS No. 123R in the first quarter of fiscal 2006. The Company’s Board of Directors took this action with the belief that it was in the best interest of shareholders as it would reduce the Company’s reported non-cash compensation expense in future periods.

SFAS No. 123R requires share-based compensation expense recognized since January 30, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS No. 123R for unvested options granted subsequent to the adoption date. The Company uses the Black-Scholes option-pricing model to value all options, and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in operating and administrative expense in the accompanying consolidated statements of operations for the fiscal year ended February 4, 2007 was approximately $2.0 million for the unvested options granted prior to the adoption date as well as stock options granted during fiscal 2006. The remaining unrecognized compensation cost related to unvested awards as of February 4, 2007 (net of estimated forfeitures) was $4.9 million and the weighted-average period of time over which this cost will be recognized is 3 years. Also in fiscal 2006, the Company extended the expiration dates on certain stock options due to expire during a period in which the Company prohibited option exercises due to filing delinquencies that required we suspend use of the relevant Form S-8 registration statements, resulting in approximately $0.4 million in operating and administrative expense. A summary of the Company’s stock option activity and weighted average exercise price is provided under Note 11 — Employee Benefit Plans.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following assumptions:

	Fiscal Year
	2006	2005	2004

Dividend yield	0%	0%	0%
Risk free interest rate	4.45%	3.86% - 4.40%	3.07% - 3.82%
Expected life of options	4.5 years	6 years	6 years
Expected volatility	38.03%	25% - 33%	27% - 36%

Dividend Yield — The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Risk-Free Interest Rate — This is the U.S. Treasure rate for the date of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Life — This is the period of time over which the options granted are expected to remain outstanding and is based on the mid-point option term under Staff Accounting Bulletin No. 107, Share Based Payment.

Expected Volatility — The Company uses actual historical changes in the closing market price of our stock to calculate volatility based on the expected life of the option as it is management’s belief that this is the best indicator of future volatility. An increase in the expected volatility will increase compensation expense.

Under SFAS No. 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company has in effect a performance incentive plan for the Company’s senior management under which the Company awards shares of restricted stock that vest equally over a three-year period. Shares are forfeited when an employee ceases employment. For accounting purposes, restricted stock is valued at the grant date fair value of the common stock. The Company’s accounting for restricted stock was not affected by the adoption of SFAS 123R. At January 29, 2006, the Company had $1.7 million of deferred compensation costs related to unvested restricted stock included in stockholders’ equity. In accordance with SFAS No. 123R, the deferred compensation balance of $1.7 million as of January 29, 2006 was reclassified to additional paid-in capital. Total share-based compensation expense for restricted stock included in operating and administrative expense in the accompanying consolidated statements of operations for the fiscal 2006, 2005 and 2004 was approximately $0.6 million, $0.6 million and $0.1 million, respectively. The remaining unrecognized compensation cost related to unvested awards as of February 4, 2007 was $1.7 million, and the weighted-average period of time over which this cost will be recognized is approximately two years. A summary of the Company’s restricted stock activity and weighted average grant date price is provided under Note 11 — Employee Benefit Plans.

Long-Term Incentive Plan

In fiscal 2005, the Compensation Committee of our Board of Directors adopted the CSK Auto Corporation LTIP. See Note 11 — Employee Benefit Plans. For accounting purposes, the awards granted under the LTIP are considered to be service-based, cash settled stock appreciation rights (“SARs”). The award is classified as a liability as the LTIP requires the units to be paid in cash. The Company does not have the option to pay the participant in any other form. While the amount of cash, if any, that will ultimately be received by the participant is not known until the end of the measuring period, the only condition that determines whether the award is vested is whether the employee is still employed by the Company (i.e., completes the required service) at the payment date. Since the amount of cash to be received by the participant is indeterminate at the grant date, SARs are subject to variable plan

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting treatment prior to adoption of SFAS No. 123R whereby the intrinsic value of the award is recognized each period (multiplied by the related percentage of service rendered). FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) requires that the compensation cost for such awards be recognized over the service period for each separately vesting tranche of award as though the award were, in substance, multiple awards.

The Company concluded that, for purposes of initial recognition, the initial award date occurred on June 28, 2005, as both the number of units that each initial participant was entitled to and the exercise price were known by such initial participants at that date. However, since the Company’s stock price did not exceed $20 per share at any time from the measurement date through the end of fiscal 2005, no compensation cost was recognized, and no pro-forma expense for this award is reflected in the SFAS No. 123 disclosures.

The LTIP units are classified as a liability award under SFAS No. 123R, and as such, must be measured at fair value at the grant date and recognized as compensation cost over the service period in accordance with FIN 28. The modified prospective transition rules under SFAS No. 123R require that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, the Company recorded $1.0 million, net of $0.6 million income tax benefit, as a cumulative effect of a change in accounting principle for the LTIP fair value liability under SFAS No. 123R upon adoption. For the fiscal year ended February 4, 2007, the Company recognized $0.3 million of expense related to the LTIP units. At February 4, 2007, the Company had recorded a liability of $1.9 million related to LTIP units and had $1.5 million of unrecognized compensation cost related to LTIP units. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense included in operating and administrative expenses in the Company’s statement of operations for the year ended February 4, 2007 was $3.4 million, and the Company recognized a corresponding income tax benefit of approximately $1.4 million. In addition, the Company incurred $1.6 million ($1.0 million net of income tax benefit) of transition expense upon adoption of SFAS 123R, which is shown as a cumulative effect of a change in accounting principle. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock plans for the fiscal years ended January 29, 2006 and January 30, 2005 (in thousands, except per share data):

	Fiscal Year Ended
	January 29,	January 30,
	2006	2005

Net income — as reported	$57,790	$59,562
Add: Stock-based employee compensation expense in reported net income, net of related income taxes	351	142
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(4,535)	(990)

Net income — pro forma	$53,606	$58,714

Earnings per share — basic:
As reported	$1.30	$1.30
Pro forma	$1.21	$1.28
Earnings per share — diluted:
As reported	$1.29	$1.29
Pro forma	$1.20	$1.28
As reported shares
Basic	44,465	45,713
Diluted	44,812	46,002
Pro forma shares used in calculation:
Basic	44,465	45,713
Diluted	44,823	45,829

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on when employees exercise stock options and the current market price), the amounts of operating cash flows recognized for such excess tax deductions for stock option exercises were $0.2 million and $0.4 million in fiscal 2005 and 2004, respectively.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS 123R, or the alternative method as described in the FSP. An entity that adopts SFAS 123R using the modified prospective application transition method may make a one-time election to adopt the transition method described in this FSP. We have elected to calculate the additional paid-in-capital pool as prescribed in the FSP (referred to as the “short-cut” method) effective with our adoption of SFAS 123R.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 will be effective for the Company beginning in fiscal 2007. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 for the year ended February 4, 2007 with no impact on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands the disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

Note 4 —	Business Acquisition

On December 19, 2005, we acquired all of the outstanding stock of Murray’s, a private company headquartered in Belleville, Michigan, that operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana. The purchase price was $180.9 million. As of January 29, 2006, $2.8 million of the purchase price was

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in other accrued liabilities, of which all was paid during fiscal 2007. The Murray’s acquisition complemented our existing operations and expanded our markets served from 19 to 22 states. The acquisition was funded from borrowings under a $325.0 million senior secured asset-based revolving credit facility and from the issuance of the 6 3/4% senior exchangeable notes. See Note 7 — Goodwill and Other Intangible Assets.

This transaction has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly the financial position and results of operations have been included in our operations since the date of acquisition. In accordance with SFAS No. 141, the purchase price was allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. The allocation of purchase price resulted in an inventory fair value adjustment of $2.8 million, which was expensed to cost of sales in fiscal 2005 and 2006 corresponding to the periods in which the inventory was sold. The excess of purchase price over the fair value of net assets acquired resulted in $104.5 million of non-tax deductible goodwill primarily related to the anticipated future earnings and cash flows of the Murray’s retail stores, as well as cost reductions management expects as a result of integrating administrative functions (including operations, finance, human resources, purchasing and information technology). Of the $59.1 million of identifiable intangible assets, $49.4 million was assigned to Murray’s trade name and trademarks (with a life of 30 years), $9.3 million was assigned to leasehold interests (with an average life of 17 years) and $0.4 million was assigned to customer relationships (with a life of 10 years). In addition, we recorded a $7.5 million liability for leasehold interests for operating leases that had rental commitments in excess of current market conditions (with an average life of 18 years).

The final purchase price allocation recorded in fiscal 2005 was as follows ($ in thousands):

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

Employee termination and relocation costs have been recorded in the above purchase price allocation. As of the acquisition date, the Company began to formulate a plan to terminate or relocate certain Murray’s employees. The Company has finalized the appropriate staffing levels in Murray’s departments (including operations, finance, human resources, purchasing and information technology) and the experience levels required to perform certain

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general and administrative functions, and paid approximately $1.2 million in severance and relocation costs in fiscal 2006. The Company did not close any Murray’s stores as a result of the acquisition.

In August 2006, we purchased a franchised Murray’s store for approximately $1.8 million. Net of liabilities assumed, the Company paid approximately $1.5 million in cash and recorded $1.4 million in goodwill.

Note 5 —	Receivables

Accounts receivable consist of the following ($ in thousands):

	February 4,	January 29,
	2007	2006

Amounts due under vendor allowance programs and cooperative advertising arrangements	$24,122	$10,587
Trade receivables from commercial and other customers	17,175	14,614
Landlord, subtenant receivables, and other	2,994	5,096

Gross receivables	44,291	30,297
Allowance for doubtful accounts	(393)	(436)

Net accounts receivable	$43,898	$29,861

We reflect amounts to be paid or credited to us by vendors as receivables. Pursuant to contract terms, we have the right to offset vendor receivables against corresponding accounts payable, thus minimizing the risk of non-collection of these receivables.

Note 6 —	Property and Equipment

Property and equipment are comprised of the following ($ in thousands):

	February 4,	January 29,
	2007	2006	Estimated Useful Life

Land	$348	$348
Buildings	15,251	14,198	15 - 25 years
Leasehold improvements	159,070	146,690	Shorter of lease term or useful life
Furniture, fixtures and equipment	168,845	164,745	3 - 10 years
Property under capital leases	97,974	94,220	5 - 15 years or life of lease
Purchased software	10,829	9,141	5 years

	452,317	429,342
Less: accumulated depreciation and amortization	(277,908)	(255,230)

Property and equipment, net	$174,409	$174,112

Accumulated amortization of property under capital leases totaled $73.1 million and $67.4 million at February 4, 2007 and January 29, 2006, respectively.

We evaluate the carrying value of long-lived assets on an annual basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Goodwill and Other Intangible Assets

We completed our annual goodwill impairment test as of February 4, 2007, the last day of our fiscal year, and we determined that no impairment of goodwill existed. Under SFAS No. 142, the Company’s stores, including the recently acquired Murray’s stores, are considered components with similar economic characteristics which can be aggregated into one reporting unit for goodwill impairment testing.

Our intangible assets, excluding goodwill, consist of favorable leasehold interests, license agreement, trade names and trademarks, and customer relationship intangibles resulting from business acquisitions. Amortization expense related to intangible assets is computed on a straight-line basis over the respective useful lives. Leasehold interests associated with store closures are written off at the time of closure.

In August 2006, we purchased a franchised Murray’s store which resulted in $1.4 million of goodwill. See Note 4 — Business Acquisition.

Of the $59.1 million of identifiable intangible assets resulting from the fiscal 2005 acquisition of Murray’s, $49.4 million was assigned to Murray’s trade name and trademarks (with a life of 30 years), $9.3 million was assigned to leasehold interests asset (with an average life of 17 years) and $0.4 million was assigned to customer relationships (with a life of 10 years). The excess purchase price over identifiable tangible and intangible assets was approximately $104.5 million, which was recorded as goodwill. See Note 4 — Business Acquisition.

On January 21, 2005, the Company sold its subsidiary, AIS, a provider of diagnostic vehicle repair information, to MPI. As a result of the sale, the Company received a note receivable with a fair value of approximately $7.1 million, and MPI granted a licensing agreement to us which was valued at approximately $4.4 million and is being amortized over seven years.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in intangible assets, including goodwill, for fiscal 2006 are as follows ($ in thousands):

	Carrying				Carrying
	Value as of				Value as of
	January 29,				February 4,
	2006	Additions	Amortization	Adjustments	2007

Amortized intangible assets:
Leasehold interests	$28,556	$—	$—	$99	$28,655
Accumulated amortization	(10,111)	—	(1,952)	(99)	(12,162)

	18,445	—	(1,952)	—	16,493

License agreement	4,417	—	—	—	4,417
Accumulated amortization	(631)	—	(643)	—	(1,274)

	3,786	—	(643)	—	3,143

Tradenames and trademarks	49,400	—	—	—	49,400
Accumulated amortization	(190)	—	(1,668)	—	(1,858)

	49,210	—	(1,668)	—	47,542

Customer relationships	370	—	—	—	370
Accumulated amortization	(4)	—	(37)	—	(41)

	366	—	(37)	—	329

Amortized intangibles, net	71,807	—	(4,300)	—	67,507

Unamortized intangible assets:
Goodwill	223,507	1,430	—	—	224,937

Total intangible assets, net	$295,314	$1,430	$(4,300)	$—	$292,444

Estimated amortization expense relating to intangible assets for the next five years is listed below ($ in thousands):

Fiscal 2007	$4,204
Fiscal 2008	4,127
Fiscal 2009	4,050
Fiscal 2010	3,993
Fiscal 2011	3,947

$20,321

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Long-Term Debt

Overview

Outstanding debt, excluding capital leases, is as follows ($ in thousands):

	February 4,	January 29,
	2007	2006

Term loan facility	$349,125	$—
Senior credit facility	52,000	94,000
6 3/4% senior exchangeable notes, carrying balance decreased in fiscal 2006 by $6.9 million discount in accordance with EITF No. 06-6	93,061	100,000
7% senior subordinated notes, carrying balance decreased in fiscal 2005 by $6.7 million relating to SFAS No. 133 hedge accounting adjustment	—	218,279
3 3/8% senior exchangeable notes	—	125,000
Seller financing arrangements	13,279	12,709

Total debt	507,465	549,988
Less: Current portion of term loan facility	3,478	—
Senior credit facility(1)	52,000	42,000
Current maturities of seller financing arrangements	620	465

Total debt (non-current)	$451,367	$507,523

(1)	This portion of the revolving line of credit represents the expected paydown in the following 12-month period.

Fiscal 2006 Refinancing Transactions

Our inability to timely file our fiscal 2005 consolidated financial statements with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements created potential default implications under our borrowing agreements. As a result, in fiscal 2006, we completed a tender offer for our 7% senior subordinated notes (“7% Notes”), in which we repurchased $224.96 million of the 7% Notes, and we repaid all $125.0 million of our 3 3/8% senior exchangeable notes (“3 3/8% Notes”) upon the acceleration of their maturity. We entered into a $350.0 million term loan facility (“Term Loan Facility”), proceeds from which were used to pay the tender offer consideration for the 7% Notes and to repay the 3 3/8% Notes upon their acceleration. We also entered into a waiver with respect to our senior secured revolving line of credit (“Senior Credit Facility”) and a supplemental indenture to the indenture under which our 4 5/8% senior exchangeable notes (“4 3/8% Notes”) were originally issued.

Fiscal 2005 Financing Transactions

In fiscal 2005, we completed the following transactions: (1) the issuance of $125.0 million of 3 3/8% Notes and the purchase of a call option and issuance of a warrant for shares of our common stock in connection with the issuance of the 3 3/8% Notes, (2) the establishment of a $325.0 million Senior Credit Facility, and (3) the issuance of $100.0 million of 4 5/8% Notes. We paid premiums of $27.0 million for the call option and received premiums of $17.8 million from the sale of the warrants. We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. We used the proceeds from the issuance of the 4 5/8% Notes, borrowings under the Senior Credit Facility and cash on hand to acquire Murray’s in December 2005 for approximately $180.9 million.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan Facility

In order to repay the 7% Notes and the 3 3/8% Notes described below, we entered into a $350.0 million Term Loan Facility in June 2006. The loans under the Term Loan Facility (“Term Loans”) bear interest at a base rate or the LIBOR rate, plus a margin that will fluctuate depending upon the rating of the Term Loans. At February 4, 2007, the interest rate was 8.375%. The Term Loans are guaranteed by the Company and CSKAUTO.COM, Inc., a wholly owned subsidiary of Auto. The Term Loans are secured by a second lien security interest in certain of our assets, primarily inventory and receivables, and by a first lien security interest in substantially all of our other assets. The Term Loans call for repayment in consecutive quarterly installments, which began on December 31, 2006, in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable in full on the sixth anniversary of the closing date, or June 30, 2012. Costs associated with the Term Loan Facility were approximately $10.7 million and, beginning June 30, 2006, are being amortized to interest expense following the interest method over the six-year term of the facility.

The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year, transactions with affiliates, lines of business, and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. See Note 19 — Subsequent Events.

Senior Credit Facility

At February 4, 2007 and January 29, 2006, Auto had a $325.0 million senior secured revolving line of credit. Auto is the borrower under the agreement and it is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). The Senior Credit Facility matures in July 2010.

During fiscal 2006, we entered into a waiver under the Senior Credit Facility to allow us until June 13, 2007 to file certain periodic reports with the SEC. Costs associated with the waiver were approximately $1.6 million, were recorded as deferred financing fees in fiscal 2006, and are being amortized through July 2010. See Note 19 — Subsequent Events.

Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at February 4, 2007, Auto could only borrow up to an additional $140.0 million of the $325.0 million facility in addition to the $52.0 million already borrowed under the Senior Credit Facility at an average interest rate of approximately 6.875%, and $34.1 million of letters of credit outstanding under this facility as of February 4, 2007. At each balance sheet date, we classify, as a current liability, balances outstanding under the revolving portion of the Senior Credit Facility we expect to repay during the following 12 months. Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted and certain prepayments and amendments of indebtedness. In addition, since June 16, 2006, Auto has been required to maintain a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the agreement).

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of fiscal 2005, in connection with the early termination of our prior senior credit facility, consisting of a $255.0 million term loan and a $145.0 million revolving credit facility, we recorded a $1.6 million loss on debt retirement resulting from the write-off of certain deferred financing fees.

4 5/8% Notes (Now 6 3/4% Notes)

In June 2006, we commenced a cash tender offer and consent solicitation with respect to our $100.0 million of 4 5/8% Notes. We did not purchase any notes in the tender offer because holders of a majority of the outstanding 4 5/8% Notes did not tender in the offer prior to its expiration date. We later obtained the consent of the holders of a majority of the 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were originally issued that (i) waived any default arising from Auto’s failure to file certain financial information with the Trustee for the notes, (ii) exempted Auto from compliance with the SEC filing covenants in the indenture until June 30, 2007, (iii) increased the interest rate of the notes to 6 3/4% per year until December 15, 2010 and 6 1/2% per year thereafter, and (iv) increased the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of notes (hereinafter, these notes are referred to as the “6 3/4% Notes”). All other terms of the indenture are unchanged. Costs associated with the tender offer and supplemental indenture were approximately $0.5 million and were recognized in operating and administrative expenses in the second quarter of fiscal 2006. Under the registration rights agreement (see below), additional interest of 25 basis points began to accrue on the 6 3/4% Notes in March 2006 and increased to 50 basis points in June 2006. In total, we incurred approximately $1.5 million in additional interest expense in fiscal 2006 related to the increase in the coupon interest rate to 6 3/4% and the additional interest expense under the registration rights agreement. Also, in accordance with EITF No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, the changes to the 6 3/4% Notes were recorded in fiscal 2006 as a modification, not an extinguishment, of the debt. The Company recorded the increase in the fair value of the exchange option as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount was $7.7 million and is being amortized to interest expense following the interest method to the first date the noteholders could require repayment. Total amortization on the debt discount was $0.8 million as of February 4, 2007.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 6 3/4% Notes are exchangeable into cash and shares of our common stock. Upon exchange of the 6 3/4% Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of our common stock in respect of that excess. The following table represents key terms of the 6 3/4% Notes:

Terms	6 3/4% Notes
Interest Rate	6.75% per year until December 15, 2010; 6.50% thereafter
Exchange Rate	60.6061 shares per $1,000 principal (equivalent to an initial exchange price of approximately $16.50 per share)
Maximum CSK shares exchangeable	6,060,610 common shares, subject to adjustment in certain circumstances
Maturity date	December 15, 2025
Guaranteed by	CSK Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis
Dates that the noteholders may require Auto to repurchase some or all for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest
December 15, 2010, December 15, 2015, and December 15, 2020 or following a fundamental change as described in the indenture
Issuance costs being amortized over a 5-year period, corresponding to the first date the noteholders could require repayment	$3.7 million
Auto will not be able to redeem notes	Prior to December 15, 2010
Auto may redeem for cash some or all of the notes	On or after December 15, 2010, upon at least 35 calendar days notice
Redemption price	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date

Prior to their stated maturity, the 6 3/4% Notes are exchangeable by the holder only under the following circumstances:

•	During any fiscal quarter (and only during that fiscal quarter) commencing after January 29, 2006, if the last reported sale price of our common stock is greater than or equal to 130% of the exchange price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the 6 3/4% Notes have been called for redemption by Auto; or

•	Upon the occurrence of specified corporate transactions, such as a change in control, as described in the indenture under which the 6 3/4% Notes were issued.

If the 6 3/4% Notes become exchangeable, the corresponding debt will be reclassified from long-term to current for as long as the notes remain exchangeable.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the 6 3/4% Notes providing for the issuance of common shares to the extent our exchange obligation exceeds the debt principal and the embedded put options and the call options in the debt each meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature and the put options and call options embedded in the debt have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the 6 3/4% Notes are exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss (as the cash payment of principal reduces the recorded liability issued at par) and the issuance of common shares would be recorded in stockholders’ equity. Any accrued interest on the debt will not be paid separately upon an exchange and will be reclassified to equity.

We have entered into a registration rights agreement with respect to the 6 3/4% Notes and the underlying shares of our common stock into which the 6 3/4% Notes are potentially exchangeable. Under its terms, we will be required to pay additional interest of up to 50 basis points on the 6 3/4% Notes until the earlier of the date the 6 3/4% Notes are no longer outstanding or the date two years after the date of their issuance if we fail to meet certain filing and effectiveness deadlines with respect to the registration of the 6 3/4% Notes and the underlying shares of our common stock. In the event the debt is exchanged, the additional interest is not payable.

7% Notes

In July 2006, we completed a tender offer for our 7% Notes, in which we repurchased virtually all of the 7% Notes for the principal amount of $224.96 million. We purchased the balance of the 7% Notes later in fiscal 2006. Unamortized deferred financing fees at the time of repurchase were 4.5 million, and costs associated with the transaction were approximately $0.6 million, all of which was recognized as a loss on debt retirement during the second quarter of fiscal 2006. In connection with the repurchase of the 7% Notes, we terminated our interest rate swap agreement, which was intended to hedge the fair value of $100.0 million of the 7% Notes. Consideration of $11.1 million was paid to terminate the swap, of which $10.4 million represented the fair value liability and $0.7 million represented accrued interest. The $10.4 million was recognized as a loss during the second quarter of fiscal 2006.

In January 2004, we issued $225 million of our 7% Notes due January 15, 2014, with interest payable semi-annually on January 15 and July 15. We were permitted to redeem all of the notes prior to January 15, 2009, pursuant to the make-whole provisions as defined in the indenture under which the 7% Notes were issued. In addition, we were permitted to redeem up to 35% of the aggregate principal amount of the notes before January 15, 2007 with the net proceeds of certain equity offerings. At any time on or after January 15, 2009, we were permitted to redeem some or all of the notes for cash, at our option, in whole or in part, at the following redemption prices, plus accrued and unpaid interest to the date of redemption (expressed as percentages of the principal amount): January 15, 2009 through January 15, 2010, 103.5%; January 15, 2010 through January 15, 2011, 102.3%; January 15, 2011 through January 15, 2012, 101.2%; and January 15, 2012 through maturity, 100%. If we experienced a Change of Control (as defined in the indenture under which the notes were issued), holders of the notes were permitted to require us to repurchase their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of the purchase.

The 7% Notes were unsecured general obligations of Auto. They ranked junior in right of payment to all of our existing and future senior debt, equal in right of payment to all of our future senior subordinated indebtedness, senior in right of payment to all of our future subordinated indebtedness and were unconditionally guaranteed by the Company and the subsidiary guarantors named in the indenture under which the notes were issued on a senior subordinated basis.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3 3/8% Notes

In July 2006, we repaid all the 3 3/8% Notes upon the acceleration of their maturity for the principal amount of $125.0 million. Unamortized deferred financing fees at the time of repayment were $4.0 million, and costs associated with the transaction were approximately $0.1 million, all of which was recognized as a loss on debt retirement during the second quarter of fiscal 2006. In September 2006, the equity call option and warrant contracts were terminated and settled with the counterparty. We elected a cash settlement and received approximately $3.0 million for the call option and paid $1.4 million for the warrant contract. These amounts represented the fair value of the contracts at the termination date and were recorded as additional paid-in capital in fiscal 2006.

The 3 3/8% Notes were exchangeable into cash and shares of our common stock. Upon exchange of the 3 3/8% Notes, we were to deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeded the aggregate principal amount of notes to be exchanged, shares of our common stock in respect of that excess. The following table represents key terms under the 3 3/8% Notes:

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
August 15, 2010, August 15, 2015, and August 15, 2020 or following a fundamental change as described in the indenture
Issuance costs being amortized over a 5-year period, corresponding to the first date the noteholders could require repayment	$4.8 million
Auto will not be able to redeem notes	Prior to August 15, 2010
Auto may redeem for cash some or all of the notes	On or after August 15, 2010, upon at least 35 calendar days notice
Redemption price	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to their stated maturity, the 3 3/8% Notes were exchangeable by the holder only under the following circumstances:

•	During any fiscal quarter (and only during that fiscal quarter) commencing after January 29, 2006, if the last reported sale price of our common stock was greater than or equal to 130% of the exchange price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the 3 3/8% Notes had been called for redemption by Auto; or

•	Upon the occurrence of specified corporate transactions, such as a change in control, as described in the indentures under which the 3 3/8% Notes were issued.

If the 3 3/8% Notes had become exchangeable, the corresponding debt was to be reclassified from long-term to current for as long as the notes remained exchangeable.

In connection with the issuance of the 3 3/8% Notes, we paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the 3 3/8% Notes. Under the call option, as amended, we had an option to purchase from the counterparty 5,414,063 shares, subject to adjustment, of our common stock at a price of $23.09 per share, which is equal to the initial exchange price of the 3 3/8% Notes. We received an aggregate of $17.8 million of proceeds from the same counterparty relating to the sale of warrants to acquire, subject to adjustment, up to 5,414,063 shares of our common stock. The warrants were exercisable at a price of $26.29 per share. Both the call option and warrant transactions had five-year terms. The call option and warrant transactions were each to be settled through a net share settlement to the extent that the price of our common stock exceeds the exercise price set forth in the agreements. Our objective with these transactions was to reduce the potential dilution of our common stock upon an exchange of the 3 3/8% Notes. We accounted for the call option and the warrant as equity under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The embedded exchange feature in the 3 3/8% Notes providing for the issuance of common shares to the extent our exchange obligation exceeded the debt principal, the embedded put options and the call options in the debt as well as the separate freestanding call options and the warrants associated with the 3 3/8% Notes each met the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature, the put options and call options embedded in the debt and the separate freestanding call options and the warrants have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the 3 3/8% Notes were exchanged, the exchange was to be accounted for in a similar manner to a conversion with no gain or loss (as the cash payment of principal reduces the recorded liability issued at par) and the issuance of common shares would have been recorded in stockholders’ equity. Any accrued interest on the debt would not be paid separately upon an exchange and would be reclassified to equity. In addition, the premium paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying consolidated balance sheet and were not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the 3 3/8% Notes exchange features and the warrant agreements were to be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeded $23.09 in the case of the 3 3/8% Notes, and $26.29 in the case of the warrants. The purchased call option was anti-dilutive and was excluded from the diluted earnings per share calculation.

We entered into a registration rights agreement with respect to the 3 3/8% Notes and the underlying shares of our common stock into which the 3 3/8% Notes were potentially exchangeable. Under its terms, we would have been required to pay additional interest of up to 50 basis points on the 3 3/8% Notes until the earlier of the date the 3 3/8% Notes were no longer outstanding or the date two years after the date of their issuance if we failed to meet certain filing and effectiveness deadlines with respect to the registration of the 3 3/8% Notes and the underlying shares of our common stock. In the event the debt was exchanged, the additional interest was not payable.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seller Financing Arrangements

Seller financing arrangements relate to debt established for stores in which we were the seller-lessee and did not recover substantially all construction costs from the lessor. In those situations, we recorded our total cost in property and equipment and amounts funded by the lessor as a debt obligation in the accompanying balance sheet in accordance with EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction. A portion of the rental payments made to the lessor are charged to interest expense and reduce the corresponding debt based on amortization schedules.

Debt Covenants

Certain of our debt agreements at February 4, 2007 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, our Senior Credit Facility and our Term Loan Facility contain certain financial covenants as discussed below.

A breach of the covenants or restrictions contained in these debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under either the Senior Credit Facility or the Term Loan Facility, the lenders thereunder could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts owing thereunder to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full such indebtedness, which is collateralized by substantially all of our assets. At February 4, 2007, we were in compliance with or had obtained waivers with respect to the covenants under all our debt agreements.

The Senior Credit Facility requires a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) under certain circumstances. For the four quarters ended February 4, 2007, this Ratio as so defined was 1.47:1. The Term Loan Facility also contains certain financial covenants, one of which is the requirement of a minimum Fixed Charge Coverage Ratio (as separately defined in the Term Loan Facility) of 1.4:1 until December 31, 2008 and 1.45:1 thereafter. For the four quarters ended February 4, 2007, this Ratio was 1.55:1. The Term Loan Facility, as amended, also requires that a leverage ratio test be met. The maximum leverage ratio permitted was 3.75:1 at the end of fiscal 2006 and is 3.95:1, 3.85:1, 3.75:1 and 3.50:1 for the first, second, third and fourth quarters, respectively, of fiscal 2007. The leverage ratio further declines to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of fiscal 2009. Our leverage ratio was 3.31:1 as of February 4, 2007. The leverage ratios for fiscal 2007 reflect the April 27, 2007 second amendment of the Term Loan Facility in which certain fiscal 2007 leverage ratios were modified as set forth above to provide greater flexibility along with the elimination of undrawn letters of credit from the definition of debt. Based on our current financial forecasts for fiscal 2007, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility described above for fiscal 2007 and the foreseeable future. However, a significant decline in our net sales or gross margin or unanticipated significant increases in operating costs or LIBOR-based interest rates could limit the effectiveness of discretionary actions management could take to maintain compliance with financial covenants. Although we don’t expect such significant decreases and increases to occur, if they did occur, we would seek to obtain a covenant waiver from our lenders or seek a refinancing, both of which we believe are viable options for the Company. However, there can be no assurances a waiver would be obtained or a refinancing could be achieved.

On June 11, 2007, we entered into a third waiver to our Senior Credit Facility that extended the then current waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) August 15, 2007, (ii) the filing with the SEC of all such delinquent SEC filings up to and including our Form 10-Q for the first quarter of fiscal 2007, and (iii) the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such Notes

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has expired. When we renegotiated the terms of our 4 5/8% (now 6 3/4%) Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee for the 6 3/4% Notes our periodic SEC filings. We did not file and deliver all of our periodic SEC filings that are delinquent by June 30, 2007, and if a notice of default is given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, a default will occur under the indenture under which the 6 3/4% Notes were issued that would entitle the holders of the 6 3/4% Notes to accelerate the payment of their Notes no sooner than August 31, 2007. The occurrence of an event of default under the indenture under which the 6 3/4% Notes were issued, along with the expiration of the applicable grace period thereunder, would result in an event of default under the Senior Credit Facility, which would in turn result in an event of default under the Term Loan Facility.

We expect to be able to complete all of our late periodic SEC filings by August 15, 2007, which is within the 60 day period following such a default during which we can cure such a default and prevent the holders of the 6 3/4% Notes from having the right to accelerate their Notes. Filing by August 15, 2007 should permit us to avoid the acceleration of the 6 3/4% Notes and any related negative consequences under the Senior Credit Facility and the Term Loan Facility. Nevertheless, if we were to fail to complete such filings by August 15, 2007, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.

Restrictions on Paying Dividends and Movement of Funds

Under the Senior Credit Facility and the Term Loan Facility, Auto is prohibited from declaring dividends or making other distributions with respect to its stock, subject to certain exceptions, including an exception permitting stock dividends. However, Auto may make distributions to the Company so that the Company may take certain actions, including, without limitation, payments of franchise taxes, other fees required to maintain its corporate existence, operating costs and income taxes, repurchases of the Company’s stock from former employees (subject to a dollar limitation), certain loans to employees and up to $25.0 million of other stock repurchases or redemptions, subject to certain conditions. In July 2005, the Company repurchased approximately $25.0 million of our common stock utilizing proceeds from the issuance of our 3 3/8% Notes and other funds.

Long-Term Debt Maturities

As of February 4, 2007, the maturities of long-term debt, excluding capital leases, were as follows ($ in thousands):

Fiscal 2007	$56,098
Fiscal 2008	3,997
Fiscal 2009	4,058
Fiscal 2010	97,295
Fiscal 2011	4,454
Thereafter	341,563

$507,465

Note 9 —	Derivative Financial Instruments

During April 2004, we entered into an interest rate swap agreement to effectively convert $100.0 million of our 7% Notes to a floating rate, set semi-annually in arrears, equal to the six month LIBOR + 283 basis points. The agreement was for the term of the 7% Notes. The hedge was accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt were reported on our consolidated balance sheet and recognized in the results of operations. Based upon our assessment of effectiveness of the hedge,

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in the fair value of this derivative and the underlying debt did not have a significant effect on our consolidated results of operations.

At January 29, 2006, the fair value of the interest rate swap approximated $6.7 million, which was included as an increase in other long-term liabilities with an identical amount reflected as a basis adjustment to the 7% Notes on the accompanying consolidated balance sheet. The differential to be paid under the agreement was accrued consistent with the terms of the swap agreement and was recognized in interest expense over the term of the related debt. The related amount payable to the counter party was included in accrued liabilities.

In July 2006, we paid $11.1 million to terminate the swap agreement, representing $10.4 million of a fair value liability and $0.7 million of accrued interest. The $10.4 million was recognized as a loss on debt retirement during the second quarter of fiscal 2006. As of February 4, 2007, the Company had not entered into any derivative financial agreements.

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

Operating lease rental expense is as follows ($ in thousands):

	Fiscal Year
	2006	2005	2004

Minimum rentals	$140,484	$122,378	$114,613
Contingent rentals	802	1,068	1,125
Sublease rentals	(7,955)	(8,306)	(8,907)

	$133,331	$115,140	$106,831

Future minimum lease obligations (income) under non-cancelable leases at February 4, 2007 are as follows ($ in thousands):

	Capital	Operating	Sublease
	Leases	Leases	Rentals

Fiscal 2007	$10,330	$146,818	$(6,723)
Fiscal 2008	7,226	127,336	(4,041)
Fiscal 2009	5,431	107,439	(2,365)
Fiscal 2010	2,983	91,106	(1,630)
Fiscal 2011	1,084	76,479	(1,003)
Thereafter	446	262,791	(1,188)

	27,500	$811,969	$(16,950)

Less: amounts representing interest	(3,464)

Present value of obligations	24,036
Less: current portion	(8,761)

Long-term obligation	$15,275

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 7, 2005, the Company entered into a five year logistics services agreement with Penske Logistics (“Penske”) whereby Penske provides substantially all of transportation services needs for inventory movement between each of our distribution centers, warehouses and stores. Billings from Penske contain bundled fixed and variable components covering the costs of dispatching, drivers, fuel, maintenance, equipment and other costs of providing the services. Although the agreement has a five-year term, it is cancellable by either party at each anniversary date of the agreement. Should the Company cancel the agreement early without cause, we would be subject to certain costs of early termination. Amounts expensed to Penske for logistics services were approximately $15.6 million for the period of March 7, 2005 through January 29, 2006 and $22.2 million for all of fiscal 2006.

Note 11 —	Employee Benefit Plans

We provide various health, welfare and disability benefits to our full-time employees that are funded primarily by Company contributions. Other than for certain of our senior executives, we do not provide post-employment or post-retirement health care or life insurance benefits to our employees.

Supplemental Retirement Plan Agreement

We have a supplemental executive retirement plan agreement with our Chairman and Chief Executive Officer, Maynard Jenkins, which provides supplemental retirement benefits for a period of 10 years beginning on the first anniversary of the effective date of termination of his employment for any reason other than for Cause (as defined in such retirement plan agreement). The benefit amount in this agreement is fully vested and payable to Maynard Jenkins at a rate of $600,000 per annum. In January 2006, this agreement was amended to make such changes as were necessary to bring the agreement into compliance with the American Jobs Creation Act of 2004. We have accrued the entire present value of this obligation of approximately $4.1 million as of January 29, 2006 and February 4, 2007.

Retirement Program

We sponsor a 401(k) plan that is available to all our employees who, up until December 31, 2006, had to have completed one year of continuous service to be eligible. Effective October 1, 1997, we match from 40% to 60% of employee contributions in 10% increments, based on years of service, up to 4% of the participant’s base salary. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code of 1986, as amended. Our matching contributions totaled $1.9 million, $1.5 million and $1.5 million for fiscal 2006, 2005 and 2004 respectively. Effective January 1, 2007, we amended the 401(k) plan to provide immediate eligibility for participation at the date of hire if the employee is at least 21 years of age; however, no Company matching contributions vest until one year of plan participation (or three years of Company service).

We also sponsor the CSK Auto, Inc. Deferred Compensation Plan. This plan is maintained primarily to provide deferred compensation benefits for a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). For Internal Revenue Code (“IRC”) and ERISA purposes, this plan is deemed to be “unfunded.” The Deferred Compensation Plan permits participants voluntarily to defer up to 50% of their salary and 100% of their annual bonus without regard to the limitations under the IRC applicable to the Company’s tax-qualified plans. In addition, any refunds resulting from non-discrimination testing of the Company’s 401(k) Plan will be automatically transferred from the participant’s 401(k) account to the Deferred Compensation Plan. Although the Company may also make matching contributions to a participant’s account under this plan (except for automatic transfers of excess Company matching contributions from a participant’s 401(k) plan account), the Company has not elected to do so. Deferred amounts and any matching contributions under the Deferred Compensation Plan are 100% vested at all times, and are invested on behalf of the participant in investment vehicles selected from time to time by the administrators of the plan. Benefits are payable at retirement in either a lump sum or installments for up to 12 years. Benefits upon a termination of employment prior to retirement are payable only in a lump sum.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Incentive Plan

In fiscal 2005, the Compensation Committee of our Board of Directors adopted the CSK Auto Corporation Long-Term Incentive Plan. The LTIP was established within the framework of the CSK Auto Corporation 2004 Stock and Incentive Plan, pursuant to which cash-based incentive bonus awards may be granted based upon the satisfaction of specified performance criteria. The Board also approved and adopted forms of Incentive Bonus Unit Award Agreements used to evidence the awards under the LTIP. Under the terms of the LTIP, participants (senior executive officers only) were awarded a certain number of incentive units that are subject to a four-year vesting period (25% per year, with the first vesting period ending in fiscal 2007) as well as stock performance criteria. Subject to specific terms and conditions governing a change in control of the Company, each incentive bonus unit, when vested, represents the participant’s right to receive cash payments from the Company on specified payment dates equal to the amounts, if any, by which the average of the per share closing prices of the Company’s common stock on the New York Stock Exchange over a specified period of time (after release by the Company of its fiscal year earnings) (the “measuring period”) exceeds $20 per share (which figure is subject to certain adjustments in the event of a change in the Company’s capitalization). The Company recorded $1.0 million, net of $0.6 million income tax benefit, as a cumulative effect of a change in accounting principle for the LTIP fair value liability under SFAS 123R. For the year ended February 4, 2007, the Company recognized $0.3 million of expense related to the LTIP units. At February 4, 2007, the Company had recorded a liability of $1.9 million related to LTIP units. See Note 2 — Share Based Employee Compensation Plans.

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

The Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. Under the Plan, the number and kind of shares as to which options, stock appreciation rights, restricted stock, stock units, incentive bonuses or other stock unit awards may be granted is 4.0 million shares of our common stock plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan. The number of shares that can be granted for certain of the items listed above may be restricted per the Plan document. In no event will any option be exercisable more than 10 years after the date the option is granted. In general, the stock incentives vest in three years. As of February 4, 2007, there were approximately 1.6 million shares available for grant.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Activity

Activity in all of our stock option plans is summarized as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average	Aggregate
	Number of	Exercise	Fair	Options	Exercisable	Intrinsic
	Shares	Price	Value	Exercisable	Price	Value

Balance at February 1, 2004	1,869,309	$13.91		1,058,713	$14.27
Granted at market price	1,127,896	13.78	5.55
Exercised	(188,858)	10.97
Cancelled	(161,515)	16.22

Balance at January 30, 2005	2,646,832	13.92		964,898	$13.87	$7,269,000

Granted at market price	918,527	15.92	5.74
Exercised	(105,590)	10.70
Cancelled	(252,360)	17.94

Balance at January 29, 2006	3,207,409	14.31		2,368,144	$14.56	$7,681,000

Granted at market price	626,236	16.62	6.35
Exercised	(91,963)	13.05
Cancelled	(461,161)	19.02

Balance at February 4, 2007	3,280,521	$14.13		2,353,327	$13.54	$7,938,000

The following table summarizes information about our stock options at February 4, 2007:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Aggregate
	Number	Remaining	Average		Exercisable	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price	Value

$ 2.75 - $12.86	766,062	1.86	$10.26	765,895	$10.26
$12.88 - $13.32	765,603	4.55	13.32	520,438	13.32
$13.40 - $16.33	355,782	3.26	14.46	296,109	14.42
$16.35 - $16.35	663,716	4.67	16.35	663,716	16.35
$16.42 - $19.83	729,358	6.27	16.86	107,169	18.31

$ 2.75 - $19.83	3,280,521	4.19	$14.13	2,353,327	$13.54	$6,873,000

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes values for stock options exercised (in thousands):

	Fiscal Year
	2006	2005	2004

Cash received	$1,196	$1,130	$2,074
Tax benefits	$—	$231	$390

Restricted Stock Activity

During fiscal 2006 and 2005, the Company issued 71,147 shares and 88,226 shares of restricted stock, respectively, at an average market price of $16.62 and $15.84, respectively, to our executive officers and other associates pursuant to the Plan, which vest equally over a three year period. At January 29, 2006, the Company had $1.7 million of deferred compensation costs related to unvested restricted stock included in stockholders’ equity and, in accordance with SFAS No. 123R, the deferred compensation balance was reclassified to additional paid-in capital. Compensation expense of $0.6 million, $0.6 million and $0.1 million was recorded during fiscal 2006, 2005 and 2004, respectively.

Activity for our restricted stock is summarized as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at January 29, 2006	137,779	$14.72
Granted	71,147	16.62
Forfeited	(43,909)	14.70
Cancelled	(36,708)	14.46

Non-vested at February 4, 2007	128,309	$15.86

Note 12 —	Income Taxes

The provision for income taxes (excluding the $0.6 million deferred income tax benefit allocated to the cumulative effect of a change in accounting principle in fiscal 2006) is comprised of the following ($ in thousands):

	Fiscal Year
	2006	2005	2004

Current
Federal	$596	$1,156	$1,362
State	—	84	10

	596	1,240	1,372
Deferred
Federal	3,533	29,626	31,576
State	862	6,382	6,502

	4,395	36,008	38,078

Total	$4,991	$37,248	$39,450

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the differences between our provision for income taxes and the statutory provision ($ in thousands):

	Fiscal Year
	2006	2005	2004

Income before income taxes	$12,221	$95,038	$99,012
Federal income tax rate	35%	35%	35%

Expected provision (benefit) for income taxes	4,277	33,263	34,654
Permanent wage add-back for federal tax credits	127	151	185
Non-deductible executive compensation	—	—	251
Permanent effect of stock based compensation	42	—	—
Other permanent differences	30	33	135
State taxes, net of federal benefit	550	4,114	4,263
Changes to tax reserves	—	1,096	—
Tax credits and other	(35)	(1,409)	(38)

Actual provision for income taxes	$4,991	$37,248	$39,450

The current and non-current deferred tax assets and liabilities reflected in the balance sheet consist of the following ($ in thousands):

	February 4,	January 29,
	2007	2006

Current deferred income taxes:
Store closing costs	$999	$1,196
Accrued employee benefits	15,809	16,101
Credits and other benefits	—	369
Property taxes	(2,146)	(2,146)
Provision for bad debts	155	171
Tax loss carryforwards	7,861	5,267
Inventory valuation differences	21,456	12,485
Other	3,156	4,992
Valuation allowance	(790)	(629)

Total current deferred income tax asset (liability)	46,500	37,806

Non-current deferred income taxes:
Store closing costs	951	1,580
Accrued employee benefits	2,490	—
Capital lease expenditures	(1,712)	(1,478)
Deferred rent and incentives	10,939	7,626
Credits and other benefits	11,697	10,608
Depreciation and amortization	(48,004)	(45,708)
Tax loss carryforwards	32,216	40,306
Call options for convertible debt	—	10,610
Discount on senior exchangeable notes	(2,727)	—
Other	(688)	(1,576)
Valuation allowance	(962)	(1,123)

Total non-current deferred income tax asset (liability)	4,200	20,845

Net deferred tax asset	$50,700	$58,651

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have recorded deferred tax assets of approximately $40.0 million as of February 4, 2007 reflecting the benefit of federal and state tax loss carryforwards approximating $108.5 million and $48.2 million, which begin to expire in 2021 and 2007, respectively. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of certain of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized with the exception of a portion of California Enterprise Zone credits and a portion of Arizona net operating losses for which management has determined that a valuation allowance in the amount of $1.4 million and $0.3 million, respectively, is necessary.

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

As of February 4, 2007, we had a total of 175 locations included in the allowance for store closing costs, consisting of 122 store locations and 53 service centers. Of the store locations, 15 locations were vacant and 107 locations were subleased. Of the service centers, 3 were vacant and 50 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the allowance for store closing costs and the related payments are as follows ($ in thousands):

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005

Balance, beginning of year	$7,033	$7,774	$12,001

Store closing costs:
Provision for store closing costs	258	246	285
Other revisions in estimates	112	1,505	604
Accretion	306	420	552
Operating expenses and other	811	732	788

Total store closing costs	1,487	2,903	2,229

Purchase accounting adjustments — Murray’s Discount Auto Stores	—	324	—

Payments:
Rent expense, net of sublease recoveries	(2,279)	(2,227)	(2,895)
Occupancy and other expenses	(915)	(740)	(787)
Sublease commissions and buyouts	(415)	(1,001)	(2,774)

Total payments	(3,609)	(3,968)	(6,456)

Balance, end of year	$4,911	$7,033	$7,774

During fiscal 2006, we recorded the following: (1) $0.3 million in charges associated with fiscal 2006 store closures; (2) $0.3 million associated with accretion expense relating to the discounting of closed store liabilities; and (3) $0.8 million associated with other operating expenses such as utilities, repairs and maintenance costs that are expensed as incurred.

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

We expect net cash outflows for closed store locations of approximately $4.0 million during fiscal 2007. We plan to fund these cash outflows and future cash outflows from normal operating cash flows. We anticipate that we will close or relocate approximately 26 stores in fiscal 2007. We anticipate that the majority of these closures will occur near the end of the lease terms, resulting in minimal closed store costs.

Note 14 —	Stock Repurchase Program

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

Upon his retirement as President and Chief Operating Officer of the Company in April 2000, the Company entered into an employment agreement with Mr. James Bazlen, a member of our Board of Directors, for the performance of specific projects for the Company, as designated by the Chief Executive Officer or President, for an annual base salary of $50,000 and continued payment of certain medical, dental, insurance, 401(k) and other benefits. This agreement is terminable by either party upon written notice. In connection with his membership on our Board of Directors, Mr. Bazlen receives all compensation (including annual grants of stock options), except for the Annual Stipend, that is provided to our outside directors under the Outside Director Compensation Policy.

The Company entered into an agreement on November 18, 2005 with Evercore Financial Advisors L.L.C. (“Evercore”) for certain financial advisory services in connection with our acquisition of Murray’s. William A. Shutzer, one of our directors, is a Senior Managing Director of Evercore. Under the agreement, we agreed to pay, and the Board of Directors approved the payment of, approximately $1.4 million to Evercore upon the successful closing of the transaction. The agreement also contained standard terms and conditions. We closed the Murray’s transaction on December 19, 2005. In May 2006, the Board of Directors approved the Company’s entry into a separate agreement with Evercore for financial advisory services in connection with our refinancing in fiscal 2006, resulting in payments in fiscal 2006 to Evercore of approximately $610,000.

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

Audit Committee Investigation and Restatement of the Consolidated Financial Statements

Overview

In its 2005 10-K, the Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 were restated to correct errors and irregularities of the type identified in its Audit Committee-led independent accounting investigation (referred to herein as the “Audit Committee-led investigation”) and other accounting errors and irregularities identified by the Company in the course of the restatement process, all as more fully described in the “Background” section below.

The Audit Committee concluded that the errors and irregularities were primarily the result of actions directed by certain personnel and an ineffective control environment that, among other things, permitted the following to occur:

•	recording of improper accounting entries as directed by certain personnel;

•	inappropriate override of, or interference with, existing policies, procedures and internal controls;

•	withholding of information from, and providing of improper explanations and supporting documentation to, the Company’s Audit Committee and Board of Directors, as well as its internal auditors and independent registered public accountants; and

•	discouraging employees from raising accounting related concerns and suppressing accounting related inquiries that were made.

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

Management, with the assistance of numerous experienced accounting consultants (other than its firm of independent registered public accountants) that the Company had retained near the onset of the investigation to assist the then new Chief Financial Officer with the restatement efforts, continued to review the Company’s accounting practices and identified additional errors and irregularities that were corrected in the restatements.

Background

In the Company’s 2004 Annual Report on Form 10-K for fiscal 2004, filed May 2, 2005 (the “2004 10-K”), management concluded that the Company did not maintain effective internal control over financial reporting as of January 30, 2005 due to the existence of material weaknesses as described in the 2004 10-K. The plan for remediation at that time called for, among other things, the Company to enhance staffing and capabilities in its Finance organization. During fiscal 2005, we made several enhancements to our Finance organization including the October 2005 hiring of a new Senior Vice President and Chief Financial Officer, Mr. James Riley. In the fourth quarter of fiscal 2005, new personnel in our Finance organization raised questions regarding the existence of inventory underlying certain general ledger account balances, and an internal audit of vendor allowances raised additional concerns about the processing and collections of vendor allowances. Management’s review of these matters continued into our fiscal 2005 year-end financial closing. In early March 2006, it became apparent that inventories and vendor allowances were potentially misstated and that the effect was potentially material to the Company’s previously issued consolidated financial statements. The Audit Committee, acting through a Special Investigation Committee appointed by the Audit Committee consisting of the Audit Committee Chairman and the Company’s designated Presiding Director, retained independent legal counsel who, in turn, retained a nationally recognized accounting firm, other than the Company’s independent registered public accountants, to assist it in conducting an independent investigation relative to accounting errors and irregularities, relating primarily to the Company’s historical accounting for its inventories and vendor allowances.

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

The initial and primary focus of the Audit Committee-led investigation was the Company’s accounting for inventory and for vendor allowances associated with its merchandising programs. However, the Audit Committee did not limit the scope of the investigation in any respect, which was subsequently broadened to encompass other potential concerns raised during the course of the investigation. Throughout and upon completion of the investigation, representatives of the Audit Committee and its legal and accounting advisors shared the results of the investigation with the Company’s independent registered public accounting firm and the SEC, which is conducting a formal investigation of these matters. As noted above, the Company continues to share information and believes it is cooperating fully with the SEC in its formal investigation.

During and following the Audit Committee-led investigation, the Company’s Finance personnel (consisting primarily of the Company’s then new Chief Financial Officer, Mr. Riley, and numerous experienced finance/

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting consultants the Company had retained near the onset of the investigation to assist Mr. Riley with the restatement efforts), assisted by the Company’s Internal Audit staff, conducted follow-up procedures to ensure that the information uncovered during the investigation was complete, evaluated the initial accounting for numerous transactions and reviewed the activity in accounts in light of the newly available information to determine the propriety of the initial record-keeping and accounting. In the course of these follow-up procedures, the Company also identified a number of other accounting errors and irregularities that were corrected in our restated consolidated financial statements in our 2005 10-K.

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

On September 28, 2006, the Company announced the substantial completion of the Audit Committee-led investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. In addition to the personnel changes discussed above, the Company also announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training.

The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into the current fiscal year; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.

Securities Class Action Litigation

On June 9 and 20, 2006, two shareholder class actions alleging violations of the federal securities laws were filed in the United States District Court for the District of Arizona against the Company and four of its current and former officers: Maynard Jenkins (who is also a director), James Riley, Martin Fraser and Don Watson (collectively referred to as the “Defendants”). The cases are entitled Communications Workers of America Plan for Employees Pensions and Death Benefits v. CSK Auto Corporation, et al., No. Civ. 06-1503 PHX DGC (“Communications Workers”) and Wilfred Fortier v. CSK Auto Corporation, et al., No. Civ. 06-1580 PHX DGC. The cases were consolidated on September 18, 2006, with the Communications Workers case as the lead case. The consolidated actions have been brought on behalf of a putative class of purchasers of CSK Auto Corporation stock between March 20, 2003 and April 13, 2006, inclusive. The consolidated amended complaint, filed on November 30, 2006, alleged that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, promulgated thereunder, as well as Section 20(a) of the Exchange Act. The consolidated amended complaint alleged that Defendants issued false statements before and during the class period about the Company’s income, earnings and internal controls, allegedly causing the Company’s stock to trade at artificially inflated prices during the class period. It sought recovery of damages in an unspecified amount. The Defendants filed motions to dismiss the consolidated amended complaint, arguing that the plaintiffs failed to adequately plead violations of the federal securities laws. The court issued an order on March 28, 2007 granting the motions to dismiss, but allowing plaintiffs leave to amend the complaint. Plaintiffs filed their Second Amended Complaint on May 25, 2007, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5, promulgated

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereunder, and Section 20(a) of the Exchange Act, against the same Defendants, except for James Riley, whom the plaintiffs voluntarily dismissed. Defendants have until July 13, 2007 to respond to the Second Amended Complaint and the Company anticipates that it will file a motion to dismiss the Second Amended Complaint prior to that date. This litigation is in its early stages, and we cannot predict its outcome; however, it is reasonably possible that the outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Shareholder Derivative Litigation

On July 31, 2006, a shareholder derivative suit was filed in the United States District Court for the District of Arizona against certain of CSK’s current and former officers and all current and certain former directors. The Company is a nominal defendant. On March 2, 2007, plaintiff filed an amended derivative complaint. The amended derivative complaint alleged claims under Section 304 of the Sarbanes-Oxley Act of 2002 and for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The amended derivative complaint sought, purportedly on behalf of the Company, damages, restitution, and equitable and injunctive relief. The Company filed a motion to dismiss arguing that plaintiff failed to plead facts establishing that plaintiff was excused from making a demand on the Company’s board of directors to pursue these claims. The individual defendants joined in the Company’s motion. While the motion to dismiss was pending, plaintiff filed a motion for leave to amend her complaint. On June 11, 2007, the court granted plaintiff leave to amend and plaintiff filed her Second Amended Complaint, which alleges the same claims as the prior complaint, but adds various supporting allegations. On June 22, 2007, the Company filed a motion to dismiss the Second Amended Complaint for failure to plead demand futility adequately or, in the alternative, to stay the case until the shareholder class action litigation is resolved. The individual defendants joined in the Company’s motion. No hearing date has been scheduled and the Company does not anticipate a ruling until at least August 2007. This litigation is also in its early stages, and we cannot predict its outcome.

SEC Investigation

The SEC is conducting an investigation related to certain historical accounting practices of the Company. On November 27, 2006, the SEC served a subpoena on the Company seeking the production of documents from the period January 1, 1997 to the date of the subpoena related primarily to the types of matters identified in the Audit Committee-led investigation, including internal controls and accounting for inventories and vendor allowances. The Company produced documents in response to the subpoena on a rolling basis. On December 5, 2006, the SEC also served subpoenas on current and former Company officers Maynard Jenkins, Martin Fraser and Don Watson. Additionally, the SEC has served subpoenas for documents and testimony on various current and former CSK employees. The Company’s Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation. At this time, we cannot predict when the SEC investigation will be completed or what its outcome will be.

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

In a separate matter, on October 13, 2006, the Board issued its Notice of Determination for the period January 1, 2001 through January 4, 2004 seeking from us $666,386, including tax, interest and penalties. Less than half of that

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount related to sales tax on returned battery cores. During this period, we changed our business practices to not refund to customers the sales tax associated with battery cores returned by them to our stores, which is the position advocated by the Board. The Company expensed and paid in fiscal 2006 approximately $375,000 with respect to other items of the assessment and filed a Petition for Redetermination with respect to the sales tax associated with battery cores. Based on the Board’s determination relative to the previous assessment described above, the Company does not believe it has liability for the portion of the assessment relating to the sales tax associated with returned battery cores.

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

The estimated fair values of our financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows ($ in thousands):

	February 4, 2007		January 29, 2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Receivables	$43,898	$43,898	$29,861	$29,861
Amounts due under term loan facility	$349,125	$349,125	$—	$—
Amounts due under senior credit facility	$52,000	$52,000	$94,000	$94,000
Obligations under 6 3/4% senior exchangeable notes	$93,061	$124,211	$100,000	$105,325
Obligations under 7% senior subordinated notes	$—	$—	$218,279	$183,403
Obligations under 3 3/8% senior exchangeable notes	$—	$—	$125,000	$118,281

Note 18 —	Guarantees

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

We have issued standby letters of credit related to insurance coverage, lease obligations and other matters that expire during fiscal 2007. As of February 4, 2007, total amounts committed under these letters of credit were $37.5 million, which consists of $34.1 million of stand-by letters of credit and $3.4 million of commercial letters of credit.

Note 19 —	Subsequent Events

On April 27, 2007, we entered into an amendment to our $350 million Term Loan Facility entered into in June 2006 that increased the maximum leverage ratio permitted under the facility in order to minimize the possibility that we would be unable to comply with the facility’s leverage ratio covenant for the first two quarters of fiscal 2007 and revised the definition of the term “Leverage Ratio” to exclude undrawn letters of credit, which had typically been excluded from this calculation in our prior debt agreements.

On June 11, 2007, we entered into a third waiver to our Senior Credit Facility that extended the then current waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) August 15, 2007, (ii) the filing with the SEC of all such delinquent SEC filings up to and including our form 10-Q for the first quarter of fiscal 2007, and (iii) the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such notes has expired. When the Company renegotiated the terms of its 4 5/8% (now 6 3/4%) Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee of such notes our periodic SEC filings. If we have not so filed and delivered all of our periodic SEC filings that are delinquent by June 30, 2007, and a notice of default is given to the Company by the trustee for such notes or by the holders of 25% of the notes at the earliest possible date, a default will occur under the indenture under which the 6 3/4% Notes were issued that would entitle the holders of the 6 3/4% Notes to accelerate the payment of their notes no sooner than August 31, 2007. We did not file all of our late periodic SEC filings by June 30, 2007; we do, however,

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expect to be able to complete all such filings by August 15, 2007, which is within the 60 day period following such a default and prior to the holders of the 6 3/4% Notes having the right to accelerate their notes.

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

The following table sets forth certain quarterly unaudited operating data for fiscal 2006 and 2005. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. Please note the sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

	Fiscal Year 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	(In thousands, except share and per share data)

Results of operations
Net sales	$463,768	$488,742	$483,075	$472,191
Gross profit	$215,195	$232,553	$226,887	$221,429
Investigation and restatement costs	$3,670	$11,962	$6,736	$3,371
Operating profit	$29,213	$20,463	$18,731	$12,031
Interest expense	$10,321	$10,999	$13,308	$14,139
Loss on debt retirement	$—	$19,336	$90	$24
Income (loss) before cumulative effect of change in accounting principle	$18,892	$(9,872)	$5,333	$(2,132)
Cumulative effect of change in accounting principle, net of tax	$966	$—	$—	$—
Net income (loss)	$10,191	$(5,817)	$3,359	$(1,469)
Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.25	$(0.13)	$0.08	$(0.03)
Cumulative effect of change in accounting principle	0.02	—	—	—

Net income (loss) per share	$0.23	$(0.13)	$0.08	$(0.03)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.25	$(0.13)	$0.08	$(0.03)
Cumulative effect of change in accounting principle	0.02	—	—	—

Net income (loss) per share	$0.23	$(0.13)	$0.08	$(0.03)

Shares used in computing per share amounts Basic	43,844	43,855	43,867	43,937
Diluted	44,218	44,083	44,050	44,361

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2005(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except share and per share data)

Results of operations
Net sales	$405,277	$426,604	$415,919	$403,485
Gross profit	$188,540	$199,298	$195,302	$203,471
Operating profit	$30,202	$37,584	$33,258	$29,193
Interest expense	$8,726	$8,439	$7,554	$8,880
Loss on debt retirement	$—	$1,600	$—	$—
Net income	$13,058	$16,749	$15,664	$12,319
Basic earnings per share:	$0.29	$0.37	$0.36	$0.28
Diluted earnings per share:	$0.29	$0.37	$0.36	$0.28
Shares used in EPS calculation Basic	45,130	45,135	43,787	43,816
Diluted	45,494	45,539	44,121	44,086

(1)	Our fiscal year consists of 52 or 53 weeks, ends on Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except fiscal 2006, which contained 53 weeks. The additional week in fiscal 2006 is included in the fourth quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

AUDIT COMMITTEE INVESTIGATION AND RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

Overview

In its 2005 10-K, the Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly financial information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 included in Item 8, “Financial Statements and Supplementary Data,” were restated to correct errors and irregularities of the type identified in the Audit Committee-led investigation (primarily focused in the Company’s accounting for inventory and vendor allowances) and other accounting errors and irregularities identified by the Company in the course of the restatement process, all more fully described in the “Background” section below.

The Audit Committee concluded that the errors and irregularities were primarily the result of actions directed by certain personnel and an ineffective control environment that, among other things, permitted the following to occur:

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

Management, with the assistance of numerous experienced accounting consultants (other than its firm of independent registered public accountants) that the Company had retained near the onset of the investigation to assist the then new Chief Financial Officer with the restatement efforts, continued to review the Company’s accounting practices and identified additional errors and irregularities, which were corrected in the restatement and are included in the discussion under “Management’s Report on Internal Control Over Financial Reporting” presented below.

Background

In the Company’s 2004 10-K, management concluded that the Company did not maintain effective internal control over financial reporting as of January 30, 2005 due to the existence of material weaknesses as described in the 2004 10-K. The plan for remediation at that time called for, among other things, the Company to enhance staffing and capabilities in its Finance organization. During fiscal 2005, we made several enhancements to our Finance organization including the October 2005 hiring of a new Senior Vice President and Chief Financial Officer, Mr. James Riley. In the fourth quarter of 2005, new personnel in our Finance organization raised questions regarding the existence of inventory underlying certain general ledger account balances, and an internal audit of vendor allowances raised additional concerns about the processing and collections of vendor allowances. Management’s review of these matters continued into our fiscal 2005 year-end financial closing process. In early March 2006, it became apparent that inventories and vendor allowances were potentially misstated and that the effect was potentially material to the Company’s previously issued consolidated financial statements. The Audit Committee, acting through a Special Investigation Committee appointed by the Audit Committee consisting of the Audit

Committee Chairman and the Company’s designated Presiding Director, retained independent legal counsel who, in turn, retained a nationally recognized accounting firm, other than the Company’s independent registered public accountants, to assist it in conducting an independent investigation relative to accounting errors and irregularities, relating primarily to the Company’s historical accounting for its inventories and vendor allowances.

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

The initial and primary focus of the Audit Committee-led investigation was the Company’s accounting for inventory and for vendor allowances associated with its merchandising programs. However, the Audit Committee did not limit the scope of the investigation in any respect, which was subsequently broadened to encompass other potential concerns raised during the course of the investigation. Throughout and upon completion of the investigation, representatives of the Audit Committee and its legal and accounting advisors shared the results of the investigation with the Company’s independent registered public accounting firm and the SEC, which is conducting a formal investigation of these matters. As noted above, the Company continues to share information and believes it is cooperating fully with the SEC in its formal investigation.

During and following the Audit Committee-led investigation, the Company’s Finance personnel (consisting primarily of the Company’s then new Chief Financial Officer, Mr. Riley, and numerous experienced finance/accounting consultants the Company had retained near the onset of the investigation to assist Mr. Riley with the restatement efforts), assisted by the Company’s Internal Audit staff, conducted follow-up procedures to ensure that the information uncovered during the investigation was complete, evaluated the initial accounting for numerous transactions and reviewed the activity in accounts in light of the newly available information to determine the propriety of the initial record-keeping and accounting. In the course of these follow-up procedures, the Company identified a number of other accounting errors and irregularities, all of which were corrected in our restated consolidated financial statements in our 2005 10-K.

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

On September 28, 2006, the Company announced the substantial completion of the Audit Committee-led investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. The Company also announced that its President and Chief Operating Officer, Chief Administrative Officer (who, until October 2005, had served as the Company’s Senior Vice President and Chief Financial Officer) and several other individuals within the Company’s Finance area (including its Controller) were no longer employed by the Company. The Company also announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training.

Following the completion of the Audit Committee-led investigation, the Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by our Senior Vice President and General Counsel and Senior Vice President and Chief Financial Officer to develop a remediation plan to address the types of matters identified during the investigation. The proposed remediation plan that the Remediation Committee is working with reflects the input of the Disinterested Directors. While presently in the development phase, this remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes and policies, as well as departmental specific measures. See “Plan for Remediation of Material Weaknesses” below.

The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into the current fiscal year; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act) was performed as of February 4, 2007, under the supervision and with the participation of our management, including our current Chief Executive Officer and current interim Chief Financial Officer, Mr. Steven Korby. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our current Chief Executive Officer and our current interim Chief Financial Officer, Mr. Steven Korby, concluded that our disclosure controls and procedures were not effective as of February 4, 2007 because of the material weaknesses described below. The Company performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained within this Annual Report were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of management, including our current Chief Executive Officer and current Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 4, 2007. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control-Integrated Framework.”

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

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of February 4, 2007:

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

b) Accounting for Vendor Allowances— The Company’s lack of effective controls did not detect or prevent the inappropriate override of established procedures related to: (i) the review and approval process for initial vendor allowance agreements; (ii) the monitoring of modifications to existing vendor allowance agreements; and (iii) the accuracy of recording of various vendor allowance transactions, including applicable cash collections and estimates. Furthermore, as a result of the lack of a sufficient complement of personnel with the requisite level of accounting knowledge, experience and training in GAAP, as discussed in 2) below, the Company did not identify that provisions in certain agreements were required to be accounted for differently. The investigation revealed that improper debits were issued and applied to accounts payable for amounts the Company was not entitled to receive. These amounts were subsequently repaid to those vendors through direct cash payments, the foregoing of future cash discounts, the acceptance of increased prices on future purchases and paybacks through the warranty account. This material weakness resulted in errors in vendor allowance receivables, inventory, accounts payable and costs of sales accounts.

c) Accounting for Certain Accrued Expenses— The Company’s lack of effective controls did not prevent or detect the inappropriate override of established procedures to adjust workers’ compensation liabilities to amounts determined by independent actuaries. Errors in timing of incentive compensation accruals resulted from inadvertent misapplication of GAAP as well as the lack of effective controls which permitted override of established procedures. In addition, the Company identified improper and unsupported journal entries to the general ledger that resulted in the misstatement of certain accrued expense accounts and related operating and administrative expenses. This material weakness resulted in errors in certain accrued expenses and related operating and administrative expenses, including workers’ compensation liabilities and incentive compensation costs.

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

Each of the aforementioned material weaknesses resulted in adjustments to the Company’s fiscal 2006 and 2005 annual and interim consolidated financial statements, and the restatement of our fiscal 2004 annual consolidated financial statements and interim consolidated financial statements for each of the first three quarters in fiscal 2005. In addition, each of these above material weaknesses could result in a material misstatement of the Company’s interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

Management has concluded that due to the aforementioned material weaknesses, the Company did not maintain effective internal control over financial reporting as of February 4, 2007 based on criteria established in “Internal Control — Integrated Framework” issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 4, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

Remediation Initiatives

The Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the Senior Vice President and General Counsel and the Senior Vice President and Chief Financial Officer to develop a remediation plan to address the material weaknesses and other deficiencies noted from the results of the Audit Committee-led investigation and completion of the Company’s evaluation of internal controls over financial reporting. The proposed remediation plan that the Remediation Committee is working with reflects the input of the Disinterested Directors. While most aspects of the plan are presently in the development phase, the remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes of business conduct and policies, as well as departmental specific measures.

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

General — Personnel changes in key positions in management have been made, which has improved the overall tone within the organization and which represented the first and most critical step in establishing an environment conducive to maintaining an adequate control environment.

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

We plan to provide education and training to our management on an ongoing, periodic basis with respect to, among other things, corporate governance, compliance and SOX. Such education and training are planned to include (i) in-house memoranda and other written materials, as well as presentation and discussion in management meetings, and (ii) modules/tutorials offered within the curriculum provided by a third party ethics and compliance vendor. The Company recently completed its evaluation of third party providers of ethics and compliance training for all of its employees and is in the process of contracting with its selected provider. Such training is planned to be ongoing and include tailored programs focused on the Company’s codes of conduct and ethics as well as, e.g., Sarbanes-Oxley, conflicts of interest, insider trading, corporate governance, financial integrity, and targeted training geared toward certain functional areas on such topics as vendor arrangements, advertising and merchandising and procurement integrity.

Formalized closing procedures are being enhanced to provide for the proper preparation of account reconciliations and their independent review and approval. The Company has extended its SOX 404 sub-certification process used to support the SOX certifications of the Chief Executive Officer and Chief Financial Officer to additional members of management and, depending upon new hires and related organizational changes, may extend to others within the organization to assist in the disclosures to be included in, and the review of, our SEC filings.

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

Accounting for Inventory — The Company has instituted monitoring processes to ensure compliance with its established policies to assure timely reconciliations of all physical inventories and reflection of the results of the reconciliations in the general ledger, as well as independent supervisory review of the reconciliations. Review and approval processes are in place for distribution centers, warehouses and stores to ensure inventory shrink estimates are calculated in accordance with established procedures. Although new personnel have already been hired with pertinent experience in accounting for inventories, additional hires in the inventory area are planned due to turnover. We plan to enhance our reconciliation process of the book and perpetual inventory for each reporting period to mitigate the risk of material unsubstantiated balances accumulating in general ledger accounts. Longer term, we expect to make system enhancements so that our book and perpetual systems function as one system that is used to replenish the operations and utilize the same information to account for on hand merchandise inventory and cost of sales. Currently, the Company uses an estimation technique for determining its in-transit inventory rather than halting operations to enable a physical inventory of in-transit merchandise to be conducted. This estimate is reviewed and approved on a quarterly basis. In the future, the Company expects to make modifications to its systems that will allow for a systematic method of determining the in-transit inventory balances. Access to product cost adjustments in our inventory system has now been appropriately restricted. We plan to enhance the approvals required for such adjustments and require a monthly manager level review of all adjustments entered into our system. In connection with the restatement of inventory and cost of sales for warranty, the Company has developed a more rigorous process for the independent review of the methodology and underlying judgments used in developing the estimates that underlie the accrual.

Accounting for Vendor Allowances — The Company’s actions and planned remediation measures intended to address material weaknesses related to its vendor allowance receivable accounts and the related inventory, accounts payable and cost of sales accounts include the following:

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

Accounting for Certain Accrued Expenses — The Company’s planned remediation measures intended to address the material weakness related to the Company’s recording of accrued expenses include the development of a standardized checklist of expected accrual items and the implementation of a process of enhanced review of invoices, disbursements and other items at the end of each quarter to provide for proper recording of accrued expenses and liabilities. In addition, we believe that the formal review procedures for period end closings and account reconciliations and the hiring of new Finance organization management, along with written policies and procedures, should remediate this material weakness. The aforementioned remediation efforts are also designed to eliminate the ability to override policies and procedures and internal controls.

Accounting for Store Fixtures and Supplies — The Company has already closed its fixtures warehouse and moved useable materials where they are under perpetual inventory control. Unusable materials have been scrapped and general ledger balances have been appropriately adjusted. The Company plans to conduct an annual review of the items in its fixtures inventory to ensure they continue to be usable in the Company’s operations. The Company has adjusted its store supplies general ledger balances to appropriate amounts and plans on monitoring these balances on a quarterly basis.

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

The Company has hired and plans to hire new Finance organization personnel who will have knowledge, experience and training in the application of GAAP to handle the Company’s operations and related financial reporting requirements. In view of the resignation of our current Chief Financial Officer (“CFO”), as noted in Part I — Significant Events — Management Changes above, we are seeking a permanent CFO to succeed him; in addition, we are seeking a new Controller. These personnel, along with a rigorous monthly financial statement review and comparison of actual results to budget, are intended to assist in substantiating that our financial reporting is in compliance with GAAP and SEC rules and regulations. The Company plans to increase the accounting, internal control, and SEC reporting acumen of its Finance organization personnel through a regular training program, which is planned to include, among other things, in-house training and education on corporate governance and compliance practices as well as modules/tutorials offered within curriculum provided by our third party ethics and compliance training vendor, which we expect to select in the near future.

Beginning in the latter part of fiscal 2004, with the input of Company management and the Chair of the Audit Committee, we restructured our Internal Audit Department (“IAD”) and augmented the IAD staff, and we developed and implemented a risk-based internal audit plan and related audit process/procedures, report structure and related materials to govern the audit process going forward. We are in the process of enlarging our IAD staff and plan to further increase the IAD’s involvement in the financial reporting process, and continue the development and implementation of risk-based master internal audit plans, which will be re-

assessed approximately annually and revised/updated based upon changes in risk assessment or changed circumstances (e.g., acquisitions).

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

Interim Measures Pending Completion of Remediation Initiatives

Management has not yet implemented all of the measures described above or adequately tested those controls already implemented. Nevertheless, management believes those remediation measures already implemented, together with the additional measures undertaken by the Company described below, satisfactorily address the material weaknesses described above as they might affect the consolidated financial statements and information included in this Annual Report. These additional measures included the following:

•	The fiscal 2006 year-end reporting processes was extended, allowing the Company to conduct additional analyses and procedures and make additional adjustments as necessary to ensure the accuracy of financial reporting through fiscal 2006.

•	Where the Company identified the existence of a material weakness, the Company has performed extensive substantive procedures to ensure that affected amounts are fairly stated for all periods presented in this Annual Report.

•	The Company retained, on an interim basis, numerous experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the fiscal 2006 year-end reporting process.

•	The Company conducted a detailed and extensive review of account reconciliations, non-routine transactions and agreements, financial statement classifications, spreadsheets, and journal entries and related substantiation for accuracy and conformance with GAAP.

Control deficiencies not constituting material weaknesses

In addition to the material weaknesses described above, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of February 4, 2007. The Company implemented during fiscal 2006 and plans to implement during fiscal 2007 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the fourth quarter of fiscal 2006, the Company completed the integration of the systems associated with its December 2005 acquisition of Murray’s, which enabled us to have standardized purchasing, accounting processes and internal controls over financial reporting, which materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our Board of Directors (the “Board”) consists of seven members. The Board has authority under our Amended and Restated By-laws to fill vacancies and to increase or, upon the occurrence of a vacancy, decrease its size between annual meetings. Our directors are elected for terms of one year and hold office until the next annual meeting of our stockholders and until his or her successor has been elected and qualified. Our last annual meeting of stockholders was held on June 16, 2005. We did not hold an annual meeting in 2006 because of the delay in the filing of the 2005 10-K. All of our directors have served since our last annual meeting of stockholders.

The following table sets forth each director’s name, age as of June 1, 2007, and position with the Company. A brief account of each nominee’s business experience follows. Information concerning our executive officers is contained in Item 1, “Business,” of this Annual Report under the caption “Executive Officers.”

Name	Age	Position

Maynard Jenkins	64	Chairman of the Board and Chief Executive Officer
James G. Bazlen	57	Director
Morton Godlas	84	Director
Terilyn A. Henderson	50	Director
Charles K. Marquis	64	Director
Charles J. Philippin	57	Director
William A. Shutzer	60	Director

Maynard Jenkins became our Chairman of the Board and Chief Executive Officer in January 1997. Prior to joining us, Mr. Jenkins served for 10 years as President and Chief Executive Officer of Orchard Supply Hardware, a specialty retailer with 65 stores in California that was acquired by Sears, Roebuck & Co. Mr. Jenkins has more than 40 years of retail management experience. As discussed above, the Board of Directors announced in September 2006 that it had initiated a search for a new Chief Executive Officer for the Company to succeed Mr. Jenkins and, on June 8, 2007, the Company announced the selection of Lawrence N. Mondry as its new President and Chief Executive Officer to succeed Mr. Jenkins upon his retirement. As further discussed below in Item 11, “Executive Compensation,” under the caption “Employment Agreements,” once the new Chief Executive Officer is hired, Mr. Jenkins will retire from the Company but remain available to provide such assistance as the Board may request.

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

Terilyn A. Henderson became one of our directors in April 2002. She was formerly with McKinsey & Company, Inc. for 14 years from September 1987 to December 2001, the last six of which she served in a partnership capacity. While at McKinsey, Ms. Henderson was a co-leader of the Americas Consumer Industries practice, serving clients primarily concerning retail strategy and growth issues. Ms. Henderson has published and spoken on the particular challenges of growth for U.S. retailers.

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

Charles J. Philippin originally became one of our directors in October 1996. He resigned from our Board of Directors in April 2000 and was reappointed in January 2004. Since June 2002, Mr. Philippin has been a principal of GarMark Advisors, LLP, a mezzanine investment firm. Prior to that, he was Chief Executive Officer of On-Line Retail Partners, an internet software company. He has also served as a member of the management committee of Investcorp, an international investment firm, and was the National Director of Mergers & Acquisitions for Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP, our independent auditor). Mr. Philippin is also a director of Alliance Laundry Systems LLC and Samsonite Corporation.

William A. Shutzer became one of our directors in December 2003. Mr. Shutzer is Senior Managing Director of Evercore Partners, a boutique investment banking firm that provides mergers and acquisitions and other financial advisory services and manages two private equity funds, and that has on occasion provided financial advisory services to the Company on an arm’s length basis (i.e., on terms the Company deemed to be comparable to those provided by unrelated parties). Prior to joining Evercore in April 2004, Mr. Shutzer was Managing Member of Tancredo Financial Advisors, a boutique financial advisory firm specializing in private company valuations and strategic financial advisory services. Prior to that, Mr. Shutzer was Managing Director in the Private Equity Group at Lehman Brothers Inc. from October 2000 until December 2003. He previously served as a Partner in Thomas Weisel Partners LLC, a merchant-banking firm, from 1999 through 2000, and held senior executive positions at ING Baring Furman Selz LLC from 1998 through 1999 and Furman Selz Inc. from 1994 through 1997. Mr. Shutzer is also a director of Jupiter Media Corp., Tiffany & Co., Inc. and Turbo Chef Technologies, Inc.

No family relationships exist between any of the directors or between any director and any executive officer of the Company.

Audit Committee

The current members of our Audit Committee are Ms. Henderson, Mr. Godlas, and Mr. Philippin, Chairman. The Board of Directors has determined that all of the members of the Audit Committee are independent as that term is defined in the applicable NYSE Corporate Governance Listing Standards (the “NYSE Listing Standards”) and in SEC Rule 10A-3. The Board of Directors has also determined that the Chair of the Audit Committee, Mr. Philippin, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K and that all members of the Audit Committee are financially literate as required by the NYSE.

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

Communications with the Board of Directors

Any shareholder or other interested party who desires to communicate with the Board of Directors or any particular director(s) (including the presiding director or the non-management directors as a group) may do so electronically by sending an e-mail to boardofdirectors@cskauto.com. Alternatively, a shareholder or other interested party can contact the Board of Directors or any particular director(s) by writing to: CSK Auto, Inc., c/o Legal Department, Randi V. Morrison Attention: Board of Directors at 645 East Missouri Avenue, Suite 400, Phoenix, AZ 85012. Additional information concerning shareholder and other interested party communications with our Board is available on the Corporate Governance pages of the Investors area of our website at www.cskauto.com.

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

Based solely on our review of the copies of such forms that we received and written representations from our Section 16 insiders, we believe that all of our Section 16 insiders complied with these reporting obligations for fiscal 2006.

Item 11.	Executive Compensation

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis addresses the following topics:

•	an overview and design of the Company’s executive compensation policies, programs and practices;

•	the elements of our executive compensation program;

•	the Company’s stock ownership guidelines; and

•	the impact of regulatory requirements on executive compensation.

Overview and Design of our Compensation Program

The Compensation Committee (for purposes of this Item 11, the “Committee”) administers the Company’s executive compensation program relative to the Chief Executive Officer and certain other executive officers, including each of the executive officers named in the Summary Compensation Table below (the “Named Executive Officers”). The Committee’s primary objective is to establish an executive compensation program that links the interests of management and stockholders and attracts, motivates and retains executive officers of high caliber and ability. The Committee’s overall long-term objective is to design and maintain an executive compensation program that includes as integral components performance metrics and targets that reward a desired level of Company and individual performance. The Committee believes that compensation paid to executive officers should be designed to encourage decisions and actions that have a positive long-term impact on overall Company performance.

Historically, the CEO has recommended to the Committee base salary adjustments and bonuses for the executive officers. As discussed further below, annual equity awards for executive officers (and other eligible employees) are approved by the Committee generally in accordance with the guidelines set forth in the Company’s Committee-approved equity grant policy; however, occasionally management may suggest to the Committee variations from the policy based on individual performance considerations. The Committee has final authority over compensation decisions in respect to the Company’s executive officers.

The Committee seeks to encourage management to acquire and retain Company stock to align their interests with those of our shareholders. The adoption of the 2004 Stock and Incentive Plan (the “2004 Stock Plan”) in June 2004 supported this objective, providing for management equity-based long-term incentive awards on an approximately annual basis, as described in more detail below. Also, in fiscal 2005, the Company adopted stock ownership guidelines, which require members of the Board of Directors and management to hold CSK Auto Corporation common stock. For a more detailed discussion of these guidelines, see the “Stock Ownership Guidelines” section of this Compensation Discussion and Analysis below.

Elements of the Executive Compensation Program

The Company’s executive compensation program includes the following short and long-term compensation elements:

•	base salary;

•	annual incentive awards payable in cash;

•	long-term equity incentive awards in the form of stock options and restricted stock granted under the 2004 Stock Plan; and

•	long-term incentive bonuses payable in cash and awarded under a Long Term Incentive Plan (“LTIP”) established pursuant to the 2004 Stock Plan.

In addition to these elements, the Company provides retirement, health and welfare benefits, certain perquisites and personal benefits and severance and retention arrangements to members of senior management, including each of the Named Executive Officers. Typically, the Committee’s decisions relative to these elements are influenced by the executive officer’s level of responsibility and function within the Company and the overall performance of the Company.

Base Salary

The Committee annually reviews and approves all base salaries for the Company’s Named Executive Officers. The Committee also reviews and approves adjustments to base salaries in connection with an executive officer’s promotion or other change in responsibilities. Adjustments to base salary are typically based upon duties performed, business growth and the general financial condition of the Company. In determining adjustments to base salary and salary ranges for a particular year, the Committee typically has also reviewed information included in its competitors’ proxy statements regarding salaries and other compensation elements for the named executive officers at its publicly held competitors. In making salary adjustments, the Committee also makes subjective determinations regarding the overall performance of individual officers.

Annual Cash Incentive Compensation

Each year, the Committee adopts an incentive compensation plan that provides for an annual cash incentive award for the Company’s executive officers. The Committee believes that annual incentive award opportunities assist the Company in attracting, retaining and motivating key personnel and reward eligible employees for assisting the Company in achieving its operational and strategic goals. Typically, bonuses for the Company’s executive officers under these plans are calculated using a predetermined percentage of an executive’s annual base salary relative to specified target levels for (1) the executive’s level of individual performance and (2) the Company’s performance based on achievement of pre-established Company and individual performance goals. The Committee establishes the threshold, target and maximum levels for each of the objective financial performance measures in the bonus plan based on the approved budget for the fiscal year and for individual performance based on performance relative to previously established individual goals or other individual achievements during the course of the fiscal year. Typically, if the threshold for a particular component is not attained, no payment will be made relative to that component. The Committee also has the discretion to award bonuses to executive officers in recognition of individual and/or Company performance outside of the context of the annual incentive bonus plan, as well as to reduce or increase the size of the annual cash incentive award.

Historically, the Committee has approved pre-established Company financial performance measures in the annual incentive plans, such as in fiscal 2004 when the annual incentive compensation plans were based on the Company’s performance of goals related to earnings per share (EPS), cash flow, and earnings before interest, taxes, depreciation and amortization (EBITDA), in addition to the achievement of individual performance goals. However, in view of the Audit Committee-led investigation and restatement process described in our 2005 10-K and above, the compensation program for fiscal 2005 and 2006 represented a departure from the norm as the Committee did not want to rely on previously established or develop new objective financial targets for annual incentive compensation in the absence at that time of current annual audited financial statements. As such, the Committee ultimately approved discretionary bonuses for the executive officers each of these fiscal years in acknowledgement of non-financial performance achievements during these periods and its desire to retain the Company’s management, notwithstanding the challenges being faced by the Company.

In November 2006, following the substantial conclusion of the Audit Committee-led investigation, the Committee adopted the 2006 General and Administrative Staff Incentive Plan (the “2006 Bonus Plan”). The 2006 Bonus Plan provided that bonuses were payable to the Names Executive Officers (as well as other eligible employees) based on (i) determination by management of the level of achievement of pre-established individual performance goals, which differ by individual, and (ii) assessment by the Committee of the Company’s overall performance and achievement of operational and strategic initiatives, during the 2006 fiscal year. Maximum bonus amounts for the Company’s Named Executive Officers under the 2006 Bonus Plan were established at 50% of each such officer’s annual base salary in effect as of the end of fiscal 2006. The target bonus award under the 2006 Bonus Plan for the Company’s Named Executive Officers was 30% of each such officer’s fiscal year-end base salary, as adjusted based on changes in position during the fiscal year and other factors provided for in the 2006 Bonus Plan. The target level under the 2006 Bonus Plan equated to 50% of the Company’s historical target bonus. In the case of the Named Executive Officers, other than our Chief Executive Officer, bonuses were awarded at the target level, equal to 30% of their year-end base salaries. The Committee took this approach in view of the continued unavailability of financial statements for 2006 and earlier periods as well as the Board of Directors’ desire to keep intact the Company’s management and administrative personnel notwithstanding the difficulties being faced by the Company, including the absence of financial statements, the recently concluded Audit Committee-led accounting investigation and results thereof and changes in senior management. Mr. Jenkins, whose bonus arrangements were separate from the 2006 Bonus Plan, was not awarded a bonus for the 2006 fiscal year. However, as announced by the Company in October 2006 and described below, the Committee determined that Mr. Jenkins would be entitled to receive a $900,000 bonus if he remained in place until his successor commenced employment with the Company and the Company entered into an agreement with him in April 2007 that provides for, among other things, payment of such bonus.

Long-Term Equity-Based Incentive Awards

In fiscal 2004, the Committee engaged a compensation consultant to assist it in developing a long-term incentive program designed to intensify focus on the Company’s long-term performance and to retain executive talent. The Committee adopted an equity grant policy and awarded equity to the executive officers and other eligible employees in October 2004 following shareholder approval of the 2004 Stock Plan. In view of the fact that the last grant had been made in April 2002 and the Committee’s objective to award equity approximately annually, the policy proposed that the next annual grant would be made in June 2005 and the one following would be made in March/April 2006. The 2005 grant was made in June as previously contemplated; however, the 2006 grant was deferred pending completion and public disclosure relative to the results of the above-discussed Audit Committee-led investigation. In accordance with the equity grant policy, annual grants since 2004 have consisted of a mix of stock options and restricted stock to the executive officers other than Mr. Jenkins, who was awarded stock options only to ensure maximum deductibility in the context of Section 162(m) of the Internal Revenue Code (“IRC”).

The grants are made pursuant to our 2004 Stock Plan, which provides for the award of equity based compensation (incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards), and our equity grant policy, as such has been modified by the Committee from time to time. The 2004 Stock Plan is flexible and allows the Committee to design the Company’s compensation programs using a mixture of different elements. Plan participation is limited to employees of the Company, any subsidiary or parent of the Company and to directors of the Company.

Our equity grant policy provides for the grant of stock options and restricted stock to executive officers based on a 70%/30% mix of options and restricted stock, respectively. In addition, the Committee first establishes a total dollar value for equity awards (expressed as a percentage of base salary) and then determines the number of shares to be issued (in the form of options and restricted stock based on the 70/30 split) by reference to the grant date fair market value of the equity awards, which, for options, is based on the Black-Scholes option pricing model, which the Company uses for financial reporting purposes. In accordance with this policy, in fiscal 2006, the Committee approved the award of stock options and restricted stock for the Company’s executive officers. Each Named Executive Officer received an equity grant that was valued based on his salary on the date of grant. As illustrated by example below, the Company’s Executive Vice President, Mr. Ward, received equity compensation with a grant date value equal to 100% of his base salary, and its Senior Vice Presidents, including Messrs. Buresh, Ellis and Riley, each received equity compensation with a grant date value equal to 85% of their base salary.

Grant Date
		Equity Grant		Percentage	Grant Date		Fair Market
		as a	Total 2006	of Equity	Black-Scholes	Percentage of	Value of
		Percentage of	Equity	Value	Value of	Equity Value	Executive’s
	Executive	Executive	Value at	Granted in	Executive’s	Granted in	Restricted
	Officer’s	Officer’s	Date of	Stock	Stock Option	Restricted	Stock
	Salary	Salary	Grant	Options	Award	Stock	Award
Executive Officer’s Title	($)	(%)	($)	(%)	($)	(%)	($)

Executive Vice President	100,000	100%	100,000	70%	70,000	30%	30,000
Senior Vice President	100,000	85%	85,000	70%	59,500	30%	25,500

Equity awards under the 2004 Stock Plan are subject to certain time-based vesting conditions (described below) and may also be subject to other vesting conditions, including the attainment of performance goals. In some circumstances (including retirement if certain criteria are met), however, the vesting of equity awards under the 2004 Stock Plan may accelerate. The 2004 Stock Plan prohibits the repricing of options without approval of stockholders.

Stock Option Grants

The amount of stock option grants to the Named Executive Officers is determined using a Black Scholes option pricing model as described in the Grant of Plan Based Awards table below. The per share exercise price of options cannot be less than the market value of our common stock on the date of grant. Market value is defined under the

2004 Stock Plan as the mean of the highest and lowest reported sale prices for our common stock on the NYSE on the date of grant. In general, stock options vest in increments of one-third annually on the anniversary of the grant and become fully vested in three years. Once vested, these stock options generally expire at the end of seven years from the date of grant; one year after eligible retirement, death, disability or involuntary termination by the Company (or any purchaser, successor or assign) in connection with a change-in-control (each defined in the 2004 Stock Plan); three months after employment is terminated for any other reason; or immediately upon an employee’s receipt of the notice of termination if the associate is terminated for Cause (as defined in the 2004 Stock Plan). However, in no event will any option be exercisable more than ten years after the date the option is granted.

Restricted Stock Grants

Commencing fiscal 2004, the Committee has awarded grants of restricted stock to the Named Executive Officers (except for Mr. Jenkins). Like stock option grants, under the 2004 Stock Plan, restricted stock grants vest in increments of one-third annually on the anniversary of the grant and become fully vested in three years. Restricted stock may vest prior to three years in the event of an eligible retirement, death, disability or involuntary termination by the Company (or any purchaser, successor or assign) in connection with a change-in-control (each defined in the 2004 Stock Plan). If a holder of restricted stock ceases to be employed for any reason other than as described in the preceding sentence, all shares held by such stockholder that are still subject to the restrictions shall be forfeited.

Long-term Incentive Bonuses

In June 2005, to motivate and ultimately reward senior management for the development and execution of incremental and alternative growth strategies that would, ideally, materially and positively impact shareholder value, the Company granted to all of our then senior executive officers, including the Named Executive Officers, awards of cash-based incentive bonus units under the LTIP. These at-risk incentive bonus units vest and become payable (subject to continued employment with the Company and the achievement of certain performance vesting criteria established by the Committee relating to the per share value of the Company’s common stock) in equal installments over 4 years; provided that vesting and payment will accelerate upon a termination of employment within 12 months following a change in control of the Company, by the Company without cause, by the executive for good reason or by reason of the executive’s death, disability or retirement. Each vested incentive bonus unit entitles the holder thereof to a cash payment equal to the excess of the average closing price of the Company’s common stock during a specified period of time (or, in the case of a change in control, the transaction value per share) over $20 per share. The Committee believes that tying this at-risk bonus to the Company’s stock price will further align the interests of management with the interests of shareholders.

Mr. Jenkins was granted a total of 1,000,000 incentive bonus units pursuant to the Long-Term Incentive Plan and other executive officers, including our Named Executive Officers, were each granted between 250,000 or 500,000 incentive bonus units. In the aggregate, 2,500,000 incentive bonus units were granted in June 2005 to the then seven senior executive officers, including Mr. Jenkins. Subsequent to the initial grant in June 2005, other executive officers have been granted a total of 475,000 incentive bonus units, 125,000 of which were granted to Mr. Riley in October 2005 upon his employment with the Company as the Chief Financial Officer. At fiscal 2006 year end, the Company had granted a total of 2,975,000 incentive bonus units, of which 850,000 had been forfeited in connection with certain executive departures from the Company. In fiscal 2007, the Committee determined that the performance vesting criteria was not achieved; therefore, that portion of each LTIP participant’s bonus unit award that would have otherwise become payable on the applicable payment date was forfeited without consideration.

The LTIP provides that if the Company issues restated financial statements that reflect a material reduction in previously published sales or earnings and the restatement is attributable, in whole or in material part, directly or indirectly, to the malfeasance or gross negligence of an LTIP participant, the LTIP participant will be required to repay any payments received within the 24-month period ending on the date the restatement is issued and will forfeit the right to receive any future payments under the LTIP. Upon termination of employment for any reason other than death, disability, or a termination by the Company without cause, the LTIP participant is required to repay any payments received within the 24-month period ending on the termination date and any payments received after the termination date, and will forfeit the right to receive future payments under the LTIP, if the participant engages in any competitive activity (as defined in the LTIP).

Other benefits

401(k) Plan

The Company sponsors a 401(k) plan that is available to all our executive officers and other employees upon their hire date. The Company matches from 40% to 60% of employee contributions in 10% increments, based on years of service, up to 4% of the participant’s base salary. Participant contributions are subject to certain restrictions as set forth in the IRC.

Deferred Compensation Plan

We also sponsor the CSK Auto, Inc. Deferred Compensation Plan. This plan is maintained primarily to provide deferred compensation benefits for a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). For IRC and ERISA purposes, this plan is deemed to be “unfunded.” The Deferred Compensation Plan permits participants voluntarily to defer up to 50% of their salary and 100% of their annual bonus without regard to the limitations under the IRC applicable to the Company’s tax-qualified plans. In addition, any refunds resulting from non-discrimination testing of the Company’s 401(k) Plan will be automatically transferred from the participant’s 401(k) account to the Deferred Compensation Plan. Although the Company may also make matching contributions to a participant’s account under this plan (except for automatic transfers of excess Company matching contributions from a participant’s 401(k) plan account), the Company has not elected to do so. Deferred amounts and any matching contributions under the Deferred Compensation Plan are 100% vested at all times, and are invested on behalf of the participant in investment vehicles selected from time to time by the administrators of the plan. Benefits are payable at retirement in either a lump sum or installments for up to 12 years. Benefits upon a termination of employment prior to retirement are payable only in a lump sum. See the “Non-Qualified Deferred Compensation” table below.

Perks and other personal benefits

The Company provides certain perquisites and personal benefits to its executive officers that are not generally available to other employees. The Committee believes that the perquisites and personal benefits that are provided to the Company’s executive officers are generally comparable to those provided by companies that compete in the marketplace for the services of our executive officers. Historically, management has provided certain senior executives with the use of a Company vehicle for personal use, as well as a car allowance in the nature of the Company payment’s or reimbursement of expenses for gasoline, repair and maintenance, registration, insurance and other costs and expenses and a tax gross-up, as noted in the footnotes corresponding to the “All Other Compensation” column of the “Summary Compensation Table” below, which set forth the Company’s costs for the perquisites and personal benefits provided to our Named Executive Officers in fiscal 2006.

Employment and post-employment arrangements

Employment Agreement

The Company has an employment agreement with Mr. Jenkins. Under the agreement, Mr. Jenkins’ annual bonus is awarded based upon goals for financial performance and operating results of the Company as established by the Compensation Committee of the Board of Directors during the first part of the fiscal year. The Compensation Committee has broad discretion in determining the measures upon which Mr. Jenkins’ bonus will be based, but in the past has used criteria such as EBITDA, EPS, and cash flow. For information on Mr. Jenkins’ post-employment arrangements, see the “Potential Payments Upon Termination or Change-in-Control” table below.

Mr. Jenkins’ employment agreement was amended on April 16, 2007 to reflect the terms and conditions of Mr. Jenkins’ retirement from the Company and to ensure a smooth and efficient transition of the CEO role. The amendment provides that Mr. Jenkins will be employed on an at will basis until the later of (i) the date he attains age 65 or (ii) the earlier of (x) the date on which a new CEO commences employment with the Company and

(y) September 30, 2007 (the later of (i) and (ii) being the “Retirement Date”). So long as Mr. Jenkins remains employed through the Retirement Date, he shall be entitled to a lump-sum bonus payment of $900,000 upon the Retirement Date.

The employment agreement provides that at the time of the termination of Mr. Jenkins’ employment, Mr. Jenkins and the Company will execute a mutual release of all claims, as further set forth in the agreement. Mr. Jenkins’ agreement also contains certain confidentiality provisions. Other than Mr. Jenkins, our incoming President and Chief Executive Officer, Mr. Mondry, and our interim Chief Financial Officer, Mr. Korby (see “Significant Events” in Part I above), no executive officer has an employment agreement that specifies compensation or length of employment.

Supplemental Retirement Compensation

To retain and motivate Mr. Jenkins, in August 2000, the Company entered into a supplemental executive retirement plan (SERP) agreement with Mr. Jenkins that provides supplemental retirement benefits for a period of ten years beginning thirty days after the effective date of termination of his employment. The benefit amount payable to Mr. Jenkins under this agreement is $600,000 per annum. Pursuant to the agreement, the Company will also provide to Mr. Jenkins and his spouse substantially comparable medical benefits (utilizing, as applicable, such other medical benefit policies/programs as may then be available, such as COBRA benefits, supplemental policies to any applicable Medicare policy and/or reimbursement of out-of-pocket co-insurance and deductible payments) as are made available by the Company to its executive officers for a period of ten years commencing upon the termination of his employment for any reason other than for Cause. For further information on Mr. Jenkins’ SERP arrangements, see the “Potential Payments Upon Termination or Change-in-Control” table below. Other than Mr. Jenkins, no executive officer has a SERP agreement with the Company.

Severance and Retention Agreements

The Company has entered into severance and retention agreements with certain members of our senior management team, including the Named Executive Officers (except for Mr. Jenkins who has an employment agreement with the Company). All of such agreements entitle these executives to receive certain severance benefits if the Company terminates the executive’s employment without Cause (as defined in such agreement) or if the executive terminates his employment for Good Reason (as defined). During fiscal 2006, the severance benefits consisted of the continued payment of a certain percentage (between 50% — 100% for these executives) of salary, benefits and incentive compensation for a certain period (six to twelve months for these executives), the amount of then accrued and unused vacation and outplacement services (the value of such services not to exceed 15% of current salary). Any benefits arising under the severance and retention agreements are conditioned on the executive’s execution of a general release of claims and agreement to abide by specific non-compete, non-solicit, confidentiality and other obligations set forth in the agreements.

These agreements also contain change of control provisions that provide these executives with supplemental retention and severance benefits in the event of a Change of Control (as defined) of the Company. Generally, these benefits consist of a lump sum retention bonus payment equal to three months of the executive officer’s then-current salary if the executive remains employed with the Company or surviving corporation for a period of time after a Change of Control or the Company terminates his employment without Cause or the executive terminates his employment for Good Reason within such period of time after the Change of Control date. The agreements also provide these executives with special severance benefits, consisting generally of continued salary, benefits and incentive compensation, accrued and unused vacation, and outplacement services, if, within twelve months following a Change of Control of the Company, the executive terminates his employment for Good Reason or the Company terminates such executive’s employment without Cause. The Committee believes that the protections provided to certain executive officers by the severance and retention agreements will reinforce and encourage the management team’s continued attention and dedication to the Company during times of uncertainty.

In furtherance of this objective, in February 2007, the Committee reviewed and approved modifications to the form of severance and retention agreement applicable to each of the Company’s executive and senior vice presidents (including the Named Executive Officers), consisting principally of an increase in standard severance benefits (payable in the event of a termination of employment by the Company without cause or by the executive for good reason) from 50% of salary plus target bonus (as was formerly the arrangement for all but one of the senior officers) to 100% of salary plus target bonus.

Stock Ownership Guidelines

In 2005, the Company adopted stock ownership guidelines applicable to all members of the Board of Directors and senior executive officers of the Company to more closely align the interests of the directors and officers with those of our shareholders. Ownership requirements are expressed as a minimum number of shares (1,000) for members of the Board of Directors and as a minimum percentage of then current base salary (50%) for senior officers. Ownership of the required shares includes stock owned directly by the officer or director, shares held in a trust whereby the officer or director has power over disposition of the shares in the trust and any shares held in a 401(k) Plan or similar arrangement. Restricted (unvested) shares and unexercised stock options are not counted in calculating ownership for purposes of these guidelines.

The senior officer guidelines are subject to a phase-in component. Until such time that an officer is in compliance with these guidelines, he or she is prohibited from selling any shares of Company stock (except for shares acquired upon the exercise of options) and must retain all restricted shares (less shares sold for taxes required to be withheld or paid) awarded by the Committee. All of our directors and some of our executive officers have already attained or exceeded these ownership levels.

Impact of Regulatory Requirements on Compensation

The Committee is mindful of the potential impact upon the Company of Section 162(m) of the IRC, which prohibits public companies from deducting certain executive remuneration in excess of $1,000,000. While reserving the right of the Company to offer such compensation arrangements as may be necessary to attract and retain executive officers of high caliber and ability, the Committee intends generally to structure such arrangements, where feasible, so as to minimize or eliminate the impact of the limitations of Section 162(m) of the IRC.

Beginning on January 29, 2006, the Company began accounting for stock-based payments in accordance with the requirements of Statement of Financial Accounting Standard 123(R).

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Respectfully Submitted,

Compensation Committee

Charles K. Marquis, Chairman
Morton Godlas
Terilyn A. Henderson
Charles J. Philippin

Compensation Committee Processes and Procedures

The Committee administers the Company’s executive compensation programs. The current members of our Committee are Ms. Henderson, Messrs. Godlas and Philippin, and Mr. Marquis, Chairman. The Board of Directors has determined that all of the members of the Committee are independent as that term is defined under the applicable NYSE Listing Standards.

The Committee operates under a written Charter that was first adopted by the Board of Directors in December 2003 and has since periodically been updated and amended. The Committee reviews and reassesses the adequacy of the Charter from time to time and recommends any proposed changes to the Board of Directors for approval. The Charter is available on the Corporate Governance pages of the Investors area of our website at www.cskauto.com and printed copies are available to any shareholder upon request.

The primary duties and responsibilities of the Committee are as follows:

•	annually review and approve corporate goals and objectives relevant to the compensation of the Chief Executive Officer; evaluate the Chief Executive Officer’s performance in light of these goals and objectives; and either as a committee or together with the other independent directors (as directed by the Board of Directors), determine and approve the Chief Executive Officer’s compensation level based on this evaluation;

•	oversee the annual evaluation of the executive management of the Company and approve the executive officers’ annual base salary, and incentive, equity-based and other compensation;

•	review and make recommendations to the Board of Directors at least annually with respect to non-CEO compensation and incentive and equity-based compensation plans;

•	adopt, administer, approve and ratify awards under incentive compensation and equity-based plans, and review and monitor awards under such plans as may be required to comply with applicable tax laws and SEC rules; and

•	annually review the form and amount of director compensation and make recommendations to the Board of Directors, as appropriate, in accordance with the Company’s Corporate Governance Guidelines.

The Committee meets either in person or telephonically or acts via unanimous written consent in lieu of a meeting as often as it deems necessary or appropriate to perform its duties and responsibilities. When the Committee meets in person or telephonically, it most often meets in executive session outside the presence of management, although the Committee also often seeks input from the Chief Executive Officer and General Counsel in connection with fulfilling its duties and responsibilities.

The Committee has the sole authority under its Charter to retain any compensation consultant to assist in the evaluation of director, CEO or senior executive compensation, including the sole authority to approve the firm’s fees and other retention terms. The Committee retained compensation consultants in 2004 and 2006-2007 to assist it with discharging its duties and responsibilities.

Compensation Committee Interlocks and Insider Participation

No current member of our Committee was, during fiscal 2006, one of our executive officers or employees or was formerly one of our officers. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Executive Compensation Tables

CSK Auto Corporation is a holding company with no business operations of its own; all of its business is conducted through its wholly-owned subsidiary, CSK Auto, Inc. The officers of the Company receive their compensation from CSK Auto, Inc. and receive no additional compensation in their capacities as officers of the Company.

Summary Compensation Table

The following table sets forth information concerning the total compensation earned in fiscal 2006 by our Chief Executive Officer, Chief Financial Officer, our three highest paid executive officers during fiscal year 2006 other than our CEO and CFO and two other individuals who would have been one of the three most highly compensated executive officers other than our CEO and CFO had either of them served as an executive officer at the end of fiscal year 2006 (collectively, our fiscal 2006 “Named Executive Officers” or “NEOs”):

						Change in
						Pension
						Value and
						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other
		Salary	Bonus	Awards	Awards	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)

Maynard Jenkins —	2006	900,000	—	—	447,454	317,420	43,536	1,708,410
Chairman and Chief Executive Officer
James Riley —	2006	319,612	90,840	25,430	82,852	—	60,005	578,739
Senior Vice President and Chief Financial Officer
Dale Ward —	2006	337,365	105,000	51,530	89,991	—	21,960	605,846
Executive Vice President
Larry Buresh —	2006	321,916	99,000	48,779	81,969	—	8,764	560,428
Senior Vice President and Chief Information Officer
Larry Ellis —	2006	243,305	75,000	36,454	61,244	—	7,329	423,332
Senior Vice President — Logistics
Martin Fraser —	2006	396,346	—	9,305	(43,482)	—	814,028	1,176,197
Former President and Chief Operating Officer(6)
Don Watson —	2006	264,321	—	3,727	(19,900)	—	498,289	746,437
Former Senior Vice President and Chief Administrative Officer(7)

(1)	Fiscal 2006 amounts represent discretionary bonuses paid in fiscal 2007. Bonuses for eligible associates under the 2006 General and Administrative Staff Incentive Plan (the “2006 G&A Plan”) were calculated using a predetermined percentage of a participant’s annual base salary relative to specified target levels for the eligible associate’s level of individual performance and the Company’s performance. In the case of the NEOs, other than our Chief Executive Officer, bonuses were awarded at the target level, equal to 30% of an officer’s year-end base salary (Mr. Riley’s bonus was prorated due to an approved medical leave of absence during a portion of fiscal 2006). The Committee took this approach in view of the continued unavailability of financial statements for 2006 and earlier periods as well as the Board of Directors’ desire to keep intact the Company’s management and administrative personnel notwithstanding the difficulties being faced by the Company.

(2)	The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in fiscal 2006 related to non-option stock awards granted in 2004, 2005 and 2006, in accordance with FAS 123(R). Messrs. Fraser and Watson forfeited 14,899 and 6,695 restricted shares, respectively, upon their departures from the Company in September 2006. Compensation cost in fiscal 2006 for Messrs. Fraser and Watson was impacted by these forfeitures.

All stock awards shown are based on the average of the high and low prices of the Company’s common stock on the date of grant. For a discussion of valuation assumptions, see Note 2 to the Company’s Consolidated Financial Statements above. Please also see the “Grants of Plan Based Awards Table” below for more information regarding the option awards the Company granted during fiscal year 2006.

(3)	The amounts included in the “Option Awards” column are the amounts of compensation cost recognized by the Company in fiscal 2006 related to stock option awards in 2004, 2005 and 2006, in accordance with FAS 123(R). Mr. Fraser and Mr. Watson forfeited 56,566 and 25,890 stock options respectively upon their departures from the Company in September 2006. Compensation cost in fiscal 2006 for Messrs. Fraser and Watson was impacted by these forfeitures.

For a discussion of valuation assumptions, see Note 2 to the Company’s Consolidated Financial Statements above. Please also see the “Grants of Plan Based Awards Table” below for more information regarding the option awards the Company granted during fiscal year 2006.

(4)	The amounts included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column are the changes in values of Mr. Jenkins’ Supplemental Executive Retirement Plan (“SERP”) during fiscal 2006. For additional information on the valuation assumptions used to calculate the pension value, refer to the “Pension Benefits” table below.

(5)	The amounts shown in the “All Other Compensation” column are attributable to the following:

•	Mr. Jenkins: Matching contributions to Mr. Jenkins’ 401(k) Plan; life insurance premiums; actual incremental cost attributed to the personal use of a Company-provided vehicle; taxable cost of group-term life insurance; and $14,121 tax gross up in relation to personal use of Company-provided vehicle.

•	Mr. Riley: Life insurance premiums; actual incremental cost attributed to the personal use of a Company-provided vehicle; taxable cost of group-term life insurance; relocation and living expenses paid by the Company; cost paid by the Company for a chartered flight relative to Mr. Riley’s medical leave of absence; $273 tax gross up in relation to Mr. Riley’s personal use of Company-provided vehicle; and $11,710 tax gross up in relation to Mr. Riley’s commuting and interim living expenses.

•	Mr. Ward: Matching contributions to Mr. Ward’s 401(k) Plan; life insurance premiums; actual incremental cost attributed to the personal use of a Company-provided vehicle; taxable cost of group-term life insurance; and $5,267 tax gross up in relation to Mr. Ward’s personal use of Company-provided vehicle.

•	Mr. Buresh: Matching contributions to Mr. Buresh’s 401(k) Plan, $1,992 of which was later transferred to Mr. Buresh’s Deferred Compensation Plan (see “Non-Qualified Deferred Compensation” below); life insurance premiums; and taxable cost of group-term life insurance.

•	Mr. Ellis: Matching contributions to Mr. Ellis’ 401(k) Plan; life insurance premiums; and taxable cost of group-term life insurance.

•	Mr. Fraser: Matching contributions to Mr. Fraser’s 401(k) Plan; life insurance premiums; actual incremental cost attributed to the personal use of a Company-provided vehicle; taxable cost of group-term life insurance; and severance and related post-employment payments described below in footnote 6.

•	Mr. Watson: Matching contributions to Mr. Watson’s 401(k) Plan; life insurance premiums; actual incremental cost attributed to the personal use of a Company-provided vehicle; taxable cost of group-term life insurance; and severance and related post-employment payments described below in footnote 7.

(6)	Mr. Fraser was an officer of the Company until his departure in September 2006. In addition to the amounts described in footnote (5) above, the amounts included in the “All Other Compensation” column for Mr. Fraser include cash severance payments in the amount of $688,107, the cost to the Company for nine months of post-separation benefits (consisting of nine months of continued medical, vision and dental insurance and estimated executive health/medical expense reimbursements) in the amount of $18,993 and outplacement services not to exceed $135,000 ($90,000 of which have been incurred to date).

(7)	Mr. Watson was an officer of the Company until his departure in September 2006. In addition to the amounts described in footnote (5) above, the amounts included in the “All Other Compensation” column for Mr. Watson include cash severance in the amount of $376,991, the cost to the Company for nine months of post-separation benefits (consisting of nine months of continued medical, vision and dental insurance and estimated executive health/medical expense reimbursements) in the amount of $12,528 and outplacement services in the amount of $90,000.

Grants of Plan-Based Awards in 2006

The following table shows all Grants of Plan-Based Awards in 2006 to each of the NEOs:

		All Other	All Other
		Stock	Option			Grant
		Awards:	Awards:	Exercise	Closing	Date
		Number of	Number of	or Base	Price of	Fair Value
		Shares of	Securities	Price of	Stock on	of Stock and
		Stock or	Underlying	Option	Grant	Option
	Grant	Units	Options	Awards	Date	Awards
Name	Date	(#)(1)	(#)	($/Sh)(2)	($/Sh)	($)(3)

Maynard Jenkins	—	—	—	—	—	—
James Riley	11/30/06	—	30,247	16.62	16.65	192,135
	11/30/06	5,065	—	—	16.65	84,155
Dale Ward	11/30/06		37,741	16.62	16.65	239,738
	11/30/06	6,320	—	—	16.65	105,007
Larry Buresh	11/30/06	—	30,247	16.62	16.65	192,135
	11/30/06	5,065	—	—	16.65	84,155
Larry Ellis	11/30/06	—	22,914	16.62	16.65	145,554
	11/30/06	3,837	—	—	16.65	63,752
Martin Fraser	—	—	—	—	—	—
Don Watson	—	—	—	—	—	—

(1)	Represents time vested restricted stock awards. The terms of the restricted stock awards provide for three equal annual vestings commencing one year from the award date.

(2)	On November 30, 2006, the Compensation Committee, by unanimous written consent, granted stock options and awarded restricted stock to certain Company employees, including the NEOs. The exercise price of the stock options was $16.615 per share, the high-low average of our common stock as reported on the NYSE. We use the average of the high and low prices of the Company’s common stock on the date of the grant in accordance with the terms of our 2004 Stock Plan, described in more detail in the Compensation Discussion and Analysis above. The terms of the options provide for vesting in three equal annual installments commencing one year from the grant date. The options have a term of seven years and will expire on November 30, 2013.

(3)	The deemed grant date present values for the stock option grants are based on the Black-Scholes option pricing model. Based on assumed (i) risk free interest rate of 4.45%, (ii) expected stock price volatility of 38.08%, (iii) no dividend yield and (iv) option exercises occurring after six years, the model produces a per option share value of $6.35.

Outstanding Equity Awards at Fiscal 2006 Year-End

The following table includes certain information concerning unexercised stock options, stock options that have not vested, LTIP awards and stock awards that have not vested for each of the NEOs as of February 4, 2007:

								Stock Awards
	Option Awards								Market
	Number of	Number of						Number of	Value of
	Securities	Securities						Shares or	Shares or
	Underlying	Underlying						Units of	Units of
	Unexercised	Unexercised		Option				Stock that	Stock that
	Options	Options		Exercise		Option		have not	have not
	Exercisable	Unexercisable		Price		Expiration		Vested	Vested
Name	(#)	(#)		($)		Date		(#)	($)(1)

Maynard Jenkins	36,000	—		14.00		12/31/2007		—	—
	72,000	—		11.00		02/09/2009		—	—
	216,365	—		11.00		02/09/2009		—	—
	50,000	—		9.87		04/05/2009		—	—
	242,424	80,808		13.32		10/18/2011		—	—
	183,673			16.35		06/28/2012		—	—
	—	1,000,000	(2)	N/A	(3)	5/15/2010	(2)
James Riley	13,333	26,667		15.03		10/24/2012		3,334	54,878
	—	30,247		16.62		11/30/2013		5,065	83,370
		125,000	(2)	N/A	(3)	5/15/2010	(2)
Dale Ward	9,150	—		14.00		12/31/2007		—	—
	4,125	—		9.87		04/05/2009		—	—
	27,289	13,645		13.32		10/18/2011		1,884	31,011
	28,676	—		16.35		06/28/2012		3,164	52,079
	—	37,741		16.62		11/30/2013		6,320	104,027
		250,000	(2)	N/A	(3)	5/15/2010	(2)
Larry Buresh	9,150	—		14.00		12/31/2007		—	—
	25,000	—		11.00		02/09/2009		—	—
	17,000	—		11.00		02/09/2009		—	—
	1,250	—		11.00		02/09/2009		—	—
	12,500	—		9.87		04/05/2009		—	—
	25,427	12,714		13.32		10/18/2011		1,755	28,887
	27,555	—		16.35		06/28/2012		3,040	50,038
	—	30,247		16.62		11/30/2013		5,065	83,370
		250,000	(2)	N/A	(3)	5/15/2010	(3)
Larry Ellis	2,800	—		11.00		02/09/2009		—	—
	5,000	—		9.87		04/05/2009		—	—
	18,954	9,478		13.32		10/18/2011		1,309	21,546
	20,643	—		16.35		06/28/2012		2,277	37,479
	—	22,914		16.62		11/30/2013		3,837	63,157
		250,000	(2)	N/A	(3)	5/15/2010	(2)
Martin Fraser	12,200	—		11.00		02/09/2009		—	—
	25,000	—		9.87		04/05/2009		—	—
	64,286	—		16.35		06/28/2012		—	—
Don Watson	12,200	—		11.00		02/09/2009		—	—
	17,500	—		9.87		04/05/2009		—	—
	23,022	—		16.35		06/28/2012		—	—

(1)	Based on the closing price of our common stock as of February 4, 2007 ($16.46 per share), as reported on the NYSE.

(2)	Represents number of incentive units granted under the LTIP unvested at fiscal 2006 year-end. Subject to specific exceptions (e.g., retirement) as set forth in the LTIP, each LTIP participant will be entitled to receive a distribution of cash on May 15 of each of the calendar years 2007, 2008, 2009 and 2010 (each date being a “Payment Date”) equal in value to the amount by which the average of the per share closing prices of the Company’s common stock over a specified period of time (after release of the fiscal year earnings for the immediately preceding fiscal year) exceeds the base value of $20.00 (which is subject to adjustment in the event of a change in the Company’s capitalization) multiplied by 25% of the LTIP participant’s aggregate number of incentive bonus units, so long as LTIP participant remains continuously employed by the Company through the applicable Payment Date. In the event the formula described above results in no payment to the LTIP participant on a Payment Date, then the incentive bonus units vesting on such date will be forfeited without consideration. On May 15, 2007, the formula described above resulted in no payment to the LTIP participants. Accordingly, on May 15, 2007, Messrs. Jenkins, Riley, Ward, Buresh and Ellis each forfeited 25% of their total incentive bonus units.

(3)	There is no exercise price for LTIP incentive units.

Vesting Schedule of all Outstanding Stock Option and Restricted Stock Grants at Fiscal 2006 Year-End

The following table includes vesting information on each of the outstanding stock option and restricted stock grants represented in the Outstanding Equity Awards at Fiscal 2006 Year-End Table:

Option/Stock		Vesting Date -	Vesting Date -	Vesting Date -
Award		First 1/3 of	Second 1/3 of	Final 1/3 of
Expiration		Option/Stock	Option/Stock	Option/Stock
Date		Award	Award	Award

12/31/2007	(1)	12/21/2000	12/21/2001	12/21/2002
02/09/2009	(2)	—	—	—
04/05/2009		04/05/2003	04/05/2004	04/05/2005
10/18/2011		10/18/2005	10/18/2006	10/18/2007
06/28/2012	(3)	01/29/2006	01/29/2006	01/29/2006
10/24/2012		10/24/2006	10/24/2007	10/24/2008
11/30/2013		11/30/2007	11/30/2008	11/30/2009

(1)	In December 2006, due to a “blackout” imposed by the Company in light of its lack of currency in its financial reporting, associates who were awarded stock options under the Company’s stock option plans were unable to exercise outstanding options until the Company became current with its financial reporting obligations. This grant would have expired during the blackout period. On December 15, 2006, all associates with outstanding stock options under this grant were provided the opportunity to elect to either exercise their amended options during the calendar year 2007 after the expiration of the blackout period (and subject to other applicable trading restrictions) or have their options expire unexercised on December 31, 2007. Some of the NEOs had outstanding stock options under this grant and accordingly executed their respective election agreements.

(2)	In 2001, the Compensation Committee authorized the re-price and re-grant of all stock option awards outstanding with an exercise price greater than $14.00 for certain members of senior management, including the then NEOs. Such options were to be re-granted with an exercise price the higher of 1) the fair market value of the Company’s common stock on the re-grant date, or 2) a value between $10.00 and $11.00. Each of the stock option grants would continue to vest (if not already fully vested) based on its original vesting schedule.

(3)	On January 29, 2006, the last day of fiscal 2005, the Compensation Committee authorized the acceleration of all stock option grants with an exercise price greater than $15.90. This included the stock option grant set to expire on June 28, 2012. The restricted stock granted June 28, 2005 shall continue to vest in 3 installments each on the first, second and third anniversaries of the grant date.

Option Exercises and Stock Vested in 2006

The following table includes certain information with respect to the options exercised by each of the NEOs as of February 4, 2007:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)(1)	(#)	($)(2)

Maynard Jenkins	—	—	—	—
James Riley	—	—	1,666	25,823
Dale Ward	—	—	1,581	19,130
	—	—	1,883	29,243
Larry Buresh	—	—	1,519	18,380
	—	—	1,755	27,255
Larry Ellis(3)	1,400	3,647	1,138	13,770
	—	—	1,308	20,313
Martin Fraser	28,282	83,856	3,545	42,895
Don Watson	17,945	38,462	1,545	18,695

(1)	Represents the difference between the exercise price of the option and the market price at the time of exercise.

(2)	Represents the market value of the shares of Restricted Stock on the day the stock vested. These shares represent restricted stock granted in 2004 and 2005.

(3)	Mr. Ellis exercised and held these options in November 2006. These options were set to expire in December 2006.

Pension Benefits in 2006

The following table includes certain information with respect to any plans that provide for payments to our NEOs at, or following retirement from the Company:

			Number of	Present	Payments
			Years	Value of	During
			Credited	Accumulated	Last Fiscal
			Service	Benefit	Year
Name	Plan Name		(#)	($)(1)	($)

Maynard Jenkins	SERP	(2)	N/A	4,062,075	0
James Riley	—		—	—	—
Dale Ward	—		—	—	—
Larry Buresh	—		—	—	—
Larry Ellis	—		—	—	—
Martin Fraser	—		—	—	—
Don Watson	—		—	—	—

(1)	The estimated present value of the accumulated benefit is based on the following assumptions: (1) retirement date of June 30, 2007 and (2) an applicable discount rate of 8.5%.

(2)	The Company entered into this SERP with Mr. Jenkins in August 2000. He vested 33 1/3% of the maximum SERP benefit on February 1, 2002 and an additional 16 2/3% of the maximum SERP benefit on February 1 of each of the next four years. Mr. Jenkins thus became fully vested in the maximum SERP benefit on February 1, 2006 after five years of credited service.

Additional information regarding the SERP can be found above under the heading “Compensation Discussion and Analysis.”

Non-qualified Deferred Compensation in 2006

The Company sponsors the CSK Auto, Inc. Deferred Compensation Plan, an unfunded deferred compensation plan maintained primarily to provide deferred compensation benefits for a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended. The deferred compensation plan permits participants voluntarily to defer up to 50% of their salary and 100% of their annual bonus without regard to the limitations under the Internal Revenue Code of 1986, as amended, applicable to the Company’s tax-qualified plans. In addition, any refunds made to a participant from the Company’s 401(k) plan will be automatically transferred to the Deferred Compensation Plan. The Company may also make matching contributions to a participant’s account under this plan. Deferred amounts and any matching contributions under the deferred compensation plan are 100% vested at all times, and are invested on behalf of the participant in investment vehicles selected from time to time by the administrators of the plan. Benefits are payable at retirement in either a lump sum or installments for up to 12 years. Benefits upon a termination of employment prior to retirement are payable only in a lump sum. As reflected in the following table, only one of the Named Executive Officers receives any nonqualified deferred compensation:

Aggregate
	Executive	Registrant		Aggregate	Aggregate	Balance at
	Contributions in	Contributions in		Earnings in	Withdrawals/	Fiscal 2006
	Fiscal 2006	Fiscal 2006		Fiscal 2006	Distributions	Year-End
Name	($)(1)	($)		($)	($)	($)

Maynard Jenkins	—	—		—	—	—
James Riley	—	—		—	—	—
Martin Fraser	—	—		—	—	—
Dale Ward	—	—		—	—	—
Larry Buresh	48,287	0	(2)	4,337	0	52,624
Don Watson	—	—		—	—	—
Larry Ellis	—	—		—	—	—

(1)	To the extent required to be reported, all cash awards were reported as compensation to the NEO in the Summary Compensation Table.

(2)	Although no dollars were contributed by the Company into Mr. Buresh’s Deferred Compensation account in fiscal 2006, $3,077 was transferred from Mr. Buresh’s 401(k) account (of which $1,992 represented Company contribution) in March 2007 as a result of the Company’s 401(k) non-discrimination testing.

Potential Payments Upon Termination or Change-in-Control

The following tables illustrate estimated amounts of compensation payable to our Named Executive Officers in the event of termination of such executive’s employment based on existing severance and retention arrangements, equity plans, and in the case of Mr. Jenkins, his SERP and employment agreements. See “— Compensation Discussion and Analysis — Employment and post-employment arrangements” for a detailed description of these arrangements. These tables assume a February 2, 2007 termination date, and, where applicable, the closing price of our common stock was $16.46 (as reported on the NYSE on February 2, 2007). Actual compensation paid can only be determined at the time of the executive officer’s departure from the Company.

Maynard Jenkins

									Involuntary
									not for
									Cause (by				Involuntary
									Company)		Involuntary		Termination
									or for Good		Termination		(by Executive)
								Involuntary	Reason (by		Following a		Following a
	Voluntary							for Cause	Executive)		Change in		Change in
Executive Payments Upon	Termination	Retirement		Death		Disability		Termination	Termination		Control		Control
Termination	($)	($)		($)		($)		($)	($)		($)		($)

Cash Severance	—	900,000	(1)	1,800,000		1,800,000		—	1,800,000		1,800,000		1,800,000
Acceleration of Unvested Equity Awards
Stock Options	—	253,737		253,737		253,737		—	—		253,737		—
Restricted Stock	—	—		—		—		—	—		—		—
Retirement Benefits
SERP	6,000,000	6,000,000		6,000,000		6,000,000		6,000,000	6,000,000		6,000,000		6,000,000
Health and Welfare coverage(2)	121,806	121,806		121,806		121,806		—	121,806		121,806		121,806
LTIP Units(3)	—	0	(4)	0	(5)	0	(5)	—	0	(6)	0	(7)	0	(7)
Tax Gross Up	—	—		—		—		—	—		0		0
Earned Vacation	153,312	153,312		153,312		153,312		156,740	156,740		156,740		156,740
Outplacement Services	—	—		—		—		—	—		—		—

(1)	As previously announced in a Current Report on Form 8-K filed April 18, 2007, the Compensation Committee of the Board approved amendments to Mr. Jenkins’ Employment Agreement to memorialize a $900,000 bonus opportunity available to Mr. Jenkins, subject to his continued service with the Company until the new Chief Executive Officer is hired. As previously discussed, on June 8, 2007, the Company announced that Lawrence N. Mondry would succeed Mr. Jenkins as the Company’s Chief Executive Officer.

(2)	This figure represents the estimated cost of the continued medical benefits for 10 years under Mr. Jenkins’ SERP agreement based on a projected increase of premium costs at 8% per annum as well as an average annual reimbursement of $4,000 per year of out-of-pocket Exec-U-Care expenses (amounts not to be grossed up for taxes).

(3)	For each incentive bonus unit vested, the LTIP participant shall be entitled to receive a cash payment from the Company equal to the per share excess amount, if any, by which the average of the per share closing prices of the Company’s common stock on the NYSE over a specified period of time (after release by the Company of its fiscal year earnings) (the “measuring period”) exceeds $20 per share (which figure is subject to certain adjustments in the event of a change in the Company’s capitalization) (the “LTIP Payment”).

(4)	If Mr. Jenkins’ employment is terminated by reason of his retirement (as defined in the LTIP) and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Jenkins will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him pursuant to the LTIP, with such amount determined and paid as if he had not retired but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Jenkins is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Jenkins would be $0.

(5)	If Mr. Jenkins’ employment is terminated due to death or following a disability and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Jenkins or his estate will be entitled to an LTIP Payment of (1) 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs and (2) 50% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year immediately following the Plan Year in which the termination date occurs, in each case with such amounts determined and paid as if he had not died or become disabled but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Jenkins is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Jenkins would be $0.

(6)	If Mr. Jenkins’ employment is terminated by the Company without Cause (as defined in the LTIP) after October 31, 2006 and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Jenkins will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs, with such amounts determined and paid as if he had remained employed by the Company through the applicable remaining payment date. The amount of cash, if any, that will ultimately be received by Mr. Jenkins is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Jenkins would be $0.

(7)	If Mr. Jenkins’ employment is terminated following a change in control of the Company (1) by reason of his death, disability or retirement or (2) by reason of a termination of employment by the Company without Cause or by Mr. Jenkins with Good Reason (Cause and Good Reason being defined in the LTIP), Mr. Jenkins will be entitled to an immediate cash payment equal to the per share excess, if any, of the per share value of the consideration received by the Company’s common stockholders in a change in control transaction as determined by the Committee in good faith and $20, multiplied by 100% of the aggregate number of incentive bonus units awarded to Mr. Jenkins and in respect of which Mr. Jenkins has not yet received payment. Assuming the per share transaction value of the consideration received by the Company’s common stockholders following a change in control of the Company is the same as the stock price on February 2, 2007, the total amount payable to Mr. Jenkins would be $0.

James B. Riley (1)

									Involuntary
									not for
									Cause (by				Involuntary
									Company)		Involuntary		Termination
									or for		Termination		(by Executive)
								Involuntary	Good Reason		Following a		Following a
	Voluntary							for Cause	(by Executive)		Change in		Change in
Executive Payments Upon	Termination	Retirement		Death		Disability		Termination	Termination		Control		Control
Termination	($)	($)		($)		($)		($)	($)		($)		($)

Cash Severance	—	—		—		—		—	429,000		429,000		429,000
Acceleration of Unvested Equity Awards
Stock Options	—			38,267		38,267		—	—		38,267		—
Restricted Stock	—	—		138,248		138,248		—	—		138,248		—
Retirement Benefits
SERP	—	—		—		—		—	—		—		—
Health and Welfare coverage(2)	—	—		—		—		—	14,000		14,000		14,000
LTIP Units(3)	—	0	(4)	0	(5)	0	(5)	—	0	(6)	0	(7)	0	(7)
Tax Gross Up	—	—		—		—		—	—		—		—
Earned Vacation	47,008	47,008		47,008		47,008		55,797	55,797		55,797		55,797
Outplacement benefits	—	—		—		—		—	49,500		49,500		49,500

(1)	In a Current Report on Form 8-K filed June 8, 2007, the Company announced that Mr. Riley resigned to accept a position as CFO with Ormet, an aluminum production company in his home state of Ohio. His resignation will be effective at the end of June 2007. Upon his resignation, Mr. Riley will forfeit all unvested stock options and restricted stock awards.

(2)	This figure represents the estimated cost of the continued medical benefits for one year under Mr. Riley’s severance and retention agreement based on the current premium costs as well as an estimated reimbursement of $7,500 per year of out-of-pocket Exec-U-Care expenses (amounts not to be grossed up for taxes).

(3)	For each incentive bonus unit vested, the LTIP participant shall be entitled to receive the LTIP Payment (as defined above).

(4)	If Mr. Riley’s employment were terminated by reason of his retirement (as defined in the LTIP) on February 2, 2007, Mr. Riley would have been entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him pursuant to the LTIP, with such amount determined and paid as if he had not retired but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that ultimately would have been received by Mr. Riley would not be known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remained the same as the price on February 2, 2007, the total amount payable to Mr. Riley would have been $0.

(5)	If Mr. Riley’s employment were terminated due to death or following a disability on February 2, 2007, Mr. Riley or his estate would have been entitled to an LTIP Payment of (1) 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurred and (2) 50% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year immediately following the Plan Year in which the termination date occurred, in each case with such amounts determined and paid as if he had not died or become disabled but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that ultimately would have been received by Mr. Riley would not be known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remained the same as the price on February 2, 2007, the total amount payable to Mr. Riley would have been $0.

(6)	If Mr. Riley’s employment were terminated by the Company without Cause (as defined in the LTIP) on February 2, 2007, Mr. Riley would have been entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurred, with such amounts determined and paid as if he had remained employed by the Company through the applicable remaining payment date. The amount of cash, if any, that ultimately would have been received by Mr. Riley would not be known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remained the same as the price on February 2, 2007, the total amount payable to Mr. Riley would have been $0.

(7)	If Mr. Riley’s employment were terminated following a change in control of the Company (1) by reason of his death, disability or retirement or (2) by reason of a termination of employment by the Company without Cause or by Mr. Riley with Good Reason (Cause and Good Reason being defined in the LTIP), Mr. Riley would have been entitled to an immediate cash payment equal to the per share excess, if any, of the per share value of the consideration received by the Company’s common stockholders in a change in control transaction as determined by the Committee in good faith and $20, multiplied by 100% of the aggregate number of incentive bonus units awarded to Mr. Riley and in respect of which Mr. Riley had not yet received payment. Assuming the per share transaction value of the consideration received by the Company’s common stockholders following a change in control of the Company is the same as the stock price on February 2, 2007, the total amount payable to Mr. Riley would have been $0.

Dale Ward

									Involuntary
									not for
									Cause (by				Involuntary
									Company)		Involuntary		Termination
									or for		Termination		(By Executive)
								Involuntary	Good Reason		Following a		Following a
	Voluntary							for Cause	(by Executive)		Change in		Change in
Executive Payments Upon	Termination	Retirement		Death		Disability		Termination	Termination		Control		Control
Termination	($)	($)		($)		($)		($)	($)		($)		($)

Cash Severance	—	—		—		—		—	455,000		455,000		455,000
Acceleration of Unvested Equity Awards
Stock Options	—			42,844		42,844		—	—		42,844		—
Restricted Stock	—	—		187,117		187,117		—	—		187,117		—
Retirement Benefits
SERP	—	—		—		—		—	—		—		—
Health and Welfare coverage(1)	—	—		—		—		—	20,000		20,000		20,000
LTIP Units(2)	—	0	(3)	0	(4)	0	(4)	—	0	(5)	0	(5)	0	(6)
Tax Gross Up	—	—		—		—		—	—		—		—
Earned Vacation	26,344	26,344		26,344		26,344		58,341	58,341		58,341		58,341
Outplacement benefits	—	—		—		—		—	52,500		52,500		52,500

(1)	This figure represents the estimated cost of the continued medical benefits for one year under Mr. Ward’s severance and retention agreement based on the current premium costs as well as an estimated reimbursement of $7,500 per year of out-of-pocket Exec-U-Care expenses (amounts not to be grossed up for taxes).

(2)	For each incentive bonus unit vested, the LTIP participant shall be entitled to receive the LTIP Payment (as defined above).

(3)	If Mr. Ward’s employment is terminated by reason of his retirement (as defined in the LTIP) and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Ward will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him pursuant to the LTIP, with such amount determined and paid as if he had not retired but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Ward is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Ward would be $0.

(4)	If Mr. Ward’s employment is terminated due to death or following a disability and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Ward or his estate will be entitled to an LTIP Payment of (1) 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs and (2) 50% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year immediately following the Plan Year in which the termination date occurs, in each case with such amounts determined and paid as if he had not died or become disabled but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Ward is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Ward would be $0.

(5)	If Mr. Ward’s employment is terminated by the Company without Cause (as defined in the LTIP) after October 31, 2006 and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Ward will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs, with such amounts determined and paid as if he had remained employed by the Company through the applicable remaining payment date. The amount of cash, if any, that will ultimately be received by Mr. Ward is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Ward would be $0.

(6)	If Mr. Ward’s employment is terminated following a change in control of the Company (1) by reason of his death, disability or retirement or (2) by reason of a termination of employment by the Company without Cause or by Mr. Ward with Good Reason (Cause and Good Reason being defined in the LTIP), Mr. Ward will be entitled to an immediate cash payment equal to the per share excess, if any, of the per share value of the consideration received by the Company’s common stockholders in a change in control transaction as determined by the Committee in good faith and $20, multiplied by 100% of the aggregate number of incentive bonus units awarded to Mr. Ward and in respect of which Mr. Ward has not yet received payment. Assuming the per share transaction value of the consideration received by the Company’s common stockholders following a change in control of the Company is the same as the stock price on February 2, 2007, the total amount payable to Mr. Ward would be $0.

Larry Buresh

									Involuntary
									not for
									Cause (by				Involuntary
									Company)		Involuntary		Termination
									or for		Termination		(by Executive)
								Involuntary	Good Reason		Following a		Following a
	Voluntary							for Cause	(by Executive)		Change in		Change in
Executive Payments Upon	Termination	Retirement		Death		Disability		Termination	Termination		Control		Control
Termination	($)	($)		($)		($)		($)	($)		($)		($)

Cash Severance	—	—		—		—		—	429,000		429,000		429,000
Acceleration of Unvested Equity Awards st
Stock Options	—			39,921		39,921		—	—		39,921		—
Restricted Stock	—	—		162,296		162,296		—	—		162,296		—
Retirement Benefits
SERP	—	—		—		—		—	—		—		—
Health and Welfare coverage(1)	—	—		—		—		—	20,000		20,000		20,000
LTIP Units(2)	—	0	(3)	0	(4)	0	(4)	—	0	(5)	0	(5)	0	(6)
Tax Gross Up	—	—		—		—		—	—		—		—
Earned Vacation	40,479	40,479		40,479		40,479		48,640	48,640		48,640		48,640
Outplacement benefits	—	—		—		—		—	49,500		49,500		49,500

(1)	This figure represents the estimated cost of the continued medical benefits for one year under Mr. Buresh’s severance and retention agreement based on the current premium costs as well as an estimated reimbursement of $7,500 per year of out-of-pocket Exec-U-Care expenses (amounts not to be grossed up for taxes).

(2)	For each incentive bonus unit vested, the LTIP participant shall be entitled to receive the LTIP Payment (as defined above).

(3)	If Mr. Buresh’s employment is terminated by reason of his retirement (as defined in the LTIP) and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Buresh will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him pursuant to the LTIP, with such amount determined and paid as if he had not retired but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Buresh is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Buresh would be $0.

(4)	If Mr. Buresh’s employment is terminated due to death or following a disability and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Buresh or his estate will be entitled to an LTIP Payment of (1) 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs and (2) 50% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year immediately following the Plan Year in which the termination date occurs, in each case with such amounts determined and paid as if he had not died or become disabled but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Buresh is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Buresh would be $0.

(5)	If Mr. Buresh’s employment is terminated by the Company without Cause (as defined in the LTIP) after October 31, 2006 and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Buresh will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs, with such amounts determined and paid as if he had remained employed by the Company through the applicable remaining payment date. The amount of cash, if any, that will ultimately be received by Mr. Buresh is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Buresh would be $0.

(6)	If Mr. Buresh’s employment is terminated following a change in control of the Company (1) by reason of his death, disability or retirement or (2) by reason of a termination of employment by the Company without Cause or by Mr. Buresh with Good Reason (Cause and Good Reason being defined in the LTIP), Mr. Buresh will be entitled to an immediate cash payment equal to the per share excess, if any, of the per share value of the consideration received by the Company’s common stockholders in a change in control transaction as determined by the Committee in good faith and $20, multiplied by 100% of the aggregate number of incentive bonus units awarded to Mr. Buresh and in respect of which Mr. Buresh has not yet received payment. Assuming the per share transaction value of the consideration received by the Company’s common stockholders following a change in control of the Company is the same as the stock price on February 2, 2007, the total amount payable to Mr. Buresh would be $0.

Larry Ellis

									Involuntary
									not for
									Cause (by				Involuntary
									Company)		Involuntary		Termination
									or for		Termination		(by Executive)
								Involuntary	Good Reason		Following a		Following a
	Voluntary							for Cause	(by Executive)		Change in		Change in
Executive Payments Upon	Termination	Retirement		Death		Disability		Termination	Termination		Control		Control
Termination	($)	($)		($)		($)		($)	($)		($)		($)

Cash Severance	—	—		—		—		—	325,000		325,000		325,000
Acceleration of Unvested Equity Awards
Stock Options	—			29,761		29,761		—	—		29,761		—
Restricted Stock	—	—		122,183		122,183		—	—		122,183		—
Retirement Benefits
SERP	—	—		—		—		—	—		—		—
Health and Welfare coverage(1)	—	—		—		—		—	14,000		14,000		14,000
LTIP Units(2)	—	0	(3)	0	(4)	0	(4)	—	0	(5)	0	(5)	0	(6)
Tax Gross Up	—	—		—		—		—	—		—		—
Earned Vacation	29,712	29,712		29,712		29,712		42,567	42,567		42,567		42,567
Outplacement benefits	—	—		—		—		—	37,500		37,500		37,500

(1)	This figure represents the estimated cost of the continued medical benefits for one year under Mr. Ellis’ severance and retention agreement based on the current premium costs as well as an estimated reimbursement of $7,500 per year of out-of-pocket Exec-U-Care expenses (amounts not to be grossed up for taxes).

(2)	For each incentive bonus unit vested, the LTIP participant shall be entitled to receive the LTIP Payment (as defined above).

(3)	If Mr. Ellis’ employment is terminated by reason of his retirement (as defined in the LTIP) and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Ellis will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him pursuant to the LTIP, with such amount determined and paid as if he had not retired but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Ellis is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Ellis would be $0.

(4)	If Mr. Ellis’ employment is terminated due to death or following a disability and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Ellis or his estate will be entitled to an LTIP Payment of (1) 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs and (2) 50% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year immediately following the Plan Year in which the termination date occurs, in each case with such amounts determined and paid as if he had not died or become disabled but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Ellis is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Ellis would be $0.

(5)	If Mr. Ellis’ employment is terminated by the Company without Cause (as defined in the LTIP) after October 31, 2006 and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Ellis will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs, with such amounts determined and paid as if he had remained employed by the Company through the applicable remaining payment date. The amount of cash, if any, that will ultimately be received by Mr. Ellis is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 2, 2007, the total amount payable to Mr. Ellis would be $0.

(6)	If Mr. Ellis’ employment is terminated following a change in control of the Company (1) by reason of his death, disability or retirement or (2) by reason of a termination of employment by the Company without Cause or by Mr. Ellis with Good Reason (Cause and Good Reason being defined in the LTIP), Mr. Ellis will be entitled to an immediate cash payment equal to the per share excess, if any, of the per share value of the consideration received by the Company’s common stockholders in a change in control transaction as determined by the Committee in good faith and $20, multiplied by 100% of the aggregate number of incentive bonus units awarded to Mr. Ellis and in respect of which Mr. Ellis has not yet received payment. Assuming the per share transaction value of the consideration received by the Company’s common stockholders following a change in control of the Company is the same as the stock price on February 2, 2007, the total amount payable to Mr. Ellis would be $0.

On September 27, 2006, Don Watson, former Senior Vice President and Chief Administrative Officer, departed from the Company. In connection with his departure and pursuant to the terms of his Severance and Retention Agreement with the Company dated February 14, 2002 (as amended), Mr. Watson was eligible to receive an amount in cash equal to 75% of his then base salary, benefits and target bonus. On March 30, 2007, Mr. Watson was paid a lump sum severance payment of $251,327, representing the equivalent of six months’ base salary, target bonus and car allowance. Thereafter, Mr. Watson was to be paid the remainder of his severance in three additional equal monthly installment payments, each in the amount of approximately $41,888. From and after the date of termination of employment, Mr. Watson also continued to receive executive health/medical benefits for nine months (at an approximate valuation of $12,528). Pursuant to his Agreement, he also received outplacement services in the amount of $90,000. In connection with his departure, Mr. Watson forfeited 25,890 unvested stock options, 6,665 shares of restricted stock and all 250,000 incentive bonus units granted to him under the LTIP.

On September 27, 2006, Martin Fraser, former President and Chief Operating Officer, departed from the Company. In connection with his departure and pursuant to the terms of his Severance and Retention Agreement with the Company dated February 14, 2002 (as amended), Mr. Fraser was eligible to receive an amount in cash equal to 75% of his then base salary, benefits and target bonus. On March 30, 2007, Mr. Fraser was paid a lump sum severance payment of $458,738, representing the equivalent of six months’ base salary, target bonus and car allowance. Thereafter, Mr. Fraser was to be paid the remainder of his severance in three additional equal monthly installment payments, each in the amount of approximately $76,457. From and after the date of termination of employment, Mr. Fraser also continued to receive executive health/medical benefits for nine months (at an approximate value of $18,993). Pursuant to his Agreement, he also received outplacement services in the amount of $90,000, with eligibility for additional such services not to exceed a total of $135,000. In connection with his departure, Mr. Fraser forfeited 56,566 unvested stock options, 14,899 shares of restricted stock and all 500,000 incentive bonus units granted to him under the 2005 LTIP Plan.

Compensation of Directors

Outside Director Compensation Policy

Pursuant to our Outside Director Compensation Policy, as amended, our outside directors are paid an annual cash stipend of $50,000 (“Annual Stipend”). This Policy also provides for (i) an annual award of options to purchase 10,000 shares of our common stock at the close of business on the date of each annual meeting of stockholders, with an exercise price equal to the fair market value at the close of trading on the grant date (such options being granted pursuant to the 2004 Stock Plan adopted by our stockholders in June 2004); (ii) payment of fees of $1,500 plus reimbursement of reasonable expenses for each regular Board of Directors meeting attended in person or telephonically, $1,500 plus reimbursement of reasonable expenses for attendance in person at any committee meeting or special Board meeting that is not held in conjunction with a regular Board meeting, and $500 for each committee meeting or special Board meeting attended telephonically; and (iii) payment of annual fees of $15,000, $7,500 and $7,500 to the chairpersons of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, respectively.

2006 Non-Employee Director Compensation Table

The following table summarizes the compensation provided by the Company to the Non-Employee Directors for fiscal year ended February 4, 2007:

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)(1)	($)	($)(2)	($)	($)	($)	($)

James G. Bazlen(3)	14,000	—	57,200	—	—	51,200	122,400
Morton Godlas	76,000	—	57,200	—	—	—	133,200
Terilyn A. Henderson	78,000	—	57,200	—	—	—	135,200
Charles K. Marquis(4)(5)	196,500	—	57,200	—	—	—	253,700
Charles J. Philippin(5)(6)	195,000	—	57,200	—	—	—	252,200
William A. Shutzer(7)	74,000	—	57,200	—	—	—	131,200

(1)	Pursuant to our Outside Director Compensation Policy outlined above, Non-Employee Directors are also eligible for reimbursement of reasonable expenses (e.g., travel expenses) incurred in connection with attendance at Board and/or Committee meetings. Expense amounts reimbursed are not included in the table above.

(2)	The amounts included in the “Option Awards” column are the amounts of compensation cost recognized by the Company in fiscal 2006 related to stock option awards that have not yet vested, in accordance with FAS 123(R). Non-management director stock option grants become fully vested on the first anniversary of the grant date and expire seven years from the grant date.

All option awards shown are based on the average of the high and low prices of the Company’s common stock on the date of grant. For a discussion of valuation assumptions, see Note 2 to the Company’s Consolidated Financial Statements above. The grant date fair value of the stock options underlying the expense shown in this column is as follows (for each director): (1) $50,455 for the 10,000 options granted October 18, 2005 and (2) $63,522 for the 10,000 options granted November 30, 2006.

(3)	As discussed in Item 13 below under the caption “Certain Relationships and Related Transactions,” Mr. Bazlen, formerly our President and Chief Operating Officer and currently a member of our Board of Directors, has an employment agreement with the Company that provides for payment of all compensation and reimbursement of expenses provided to outside directors under the Outside Director Compensation Policy except for the Annual Stipend, as well as payment of an annual base salary (equal to the Annual Stipend) and certain benefits. Amounts included in the “All Other Compensation” column for Mr. Bazlen include his annual base salary as well as Company matching contributions to his 401(k) Plan.

(4)	Mr. Marquis is Chair for both the Compensation Committee and the Nominating and Corporate Governance Committee.

(5)	In addition to the standard director fees payable under our Outside Director Compensation Policy, in July 2006, in connection with the Audit Committee-led accounting investigation discussed above, the three disinterested members of the Board of Directors (as respects such investigation and excluding Messrs. Philippin and Marquis) authorized the payment to each of Messrs. Philippin and Marquis (comprising the Special Investigation Committee of the Audit Committee of the Board of Directors) for their services during fiscal 2006 of an additional stipend of $50,000, plus $50,000 in meeting fees, based on the approximate number of telephonic and in-person meetings in which they participated and our standard director meeting fees of $1,500 and $500 for in-person and telephonic meetings, respectively.

(6)	Mr. Philippin is the Chair for the Audit Committee.

(7)	The Company entered into an agreement in June 2006 with Evercore Financial Advisors L.L.C. (“Evercore”) for certain financial advisory services in connection with our financial restructuring in fiscal year 2006 described in our Annual Report. Pursuant to the agreement, the Company paid approximately $0.6 million to

Evercore during fiscal 2006. In Mr. Shutzer, a member of our Board of Directors, is a Senior Managing Director of Evercore.

Directors’ Outstanding Equity Awards at 2006 Fiscal-Year End

The following table includes certain information concerning non-management directors’ outstanding equity awards as of February 4, 2007:

Outstanding
Stock
Options
Name	(#)(1)

James Bazlen(2)	106,500
Morton Godlas	30,000
Terilyn Henderson	30,000
Charles Marquis	30,000
Charles Philippin	30,000
William Shutzer	30,000

(1)	For each director, all options are fully vested and exercisable with the exception of 10,000 options awarded to each director during fiscal 2006. Those options will become fully vested and exercisable on November 30, 2007.

(2)	Outstanding stock options for Mr. Bazlen comprise 76,500 options awarded to him while he was the President and Chief Operating Officer of the Company and 30,000 options awarded to him since 2004 as a member of our Board of Directors, after his retirement as President and COO.

No current member of our Compensation Committee was, during fiscal 2006, one of our executive officers or employees or was formerly one of our officers. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning beneficial ownership of our common stock as of June 1, 2007 (the “Ownership Date”) (except as indicated below), by (1) each person we know to be a beneficial owner of more than 5% of our outstanding common stock, (2) each director of the Company who could be deemed to be the beneficial owner of shares of our common stock, (3) our Chief Executive Officer and our Named Executive Officers who could be deemed to be the beneficial owner of shares of our common stock, and (4) all directors and executive officers of the Company as a group. The number of shares and total voting power shown include shares that these persons had a right to acquire within 60 days after June 1, 2007, through the exercise of stock options and vested shares they hold in the Company’s 401(k) Plan.

	Number of	Total Voting
Name	Shares	Power (%)*

OppenheimerFunds, Inc.(1)	5,596,820	12.61
Karsch Capital Management LP(2)	4,096,830	9.40
GLG Partners LP(3)	3,891,447	8.88
Blue Harbour Group(4)	3,350,300	7.65
Viking Global Performance LLC(5)	2,219,700	5.10
James Bazlen(6)(7)	358,357	**
Morton Godlas(7)(8)	28,521	**
Terilyn A. Henderson(7)	21,012	**
Charles K. Marquis(7)	70,000	**
Charles J. Philippin(7)	35,601	**
William A. Shutzer(7)(9)	33,671	**
Maynard Jenkins(7)(10)	743,524	1.69
Larry Buresh(7)(11)	155,617	**
Larry Ellis(7)(11)(12)	59,800	**
James B. Riley(7)(11)	33,173	**
Dale Ward(7)(11)	85,921	**
Martin Fraser(7)(13)	164,249	**
Don Watson(7)(14)	110,353	**
All directors and executive officers as a group (13 persons)(6)-(12)	1,694,274	3.85

*	As of the Ownership Date, 43,950,751 shares of common stock were issued and outstanding.

**	Less than 1%.

(1)	OppenheimerFunds, Inc. (“OFI”) is an investment adviser and manager of Oppenheimer Capital Income Fund (“OCIF”), a registered investment company. OFI has beneficial ownership of 5,596,820 shares and OCIF has beneficial ownership of 5,417,320 shares. OFI has shared voting and dispositive power with respect to 5,596,820 shares and OCIF has shared voting and dispositive power with respect to 5,417,320 shares. The address for OFI is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, New York 10281-1008. The address for OCIF is 6803 S. Tucson Way, Centennial, Colorado 80112. The information with respect to OFI and OCIF is as of December 29, 2006, and was obtained from the Schedule 13G/A filed with the SEC on their behalf on February 6, 2007.

(2)	Karsch Management GP, LLC (“Karsch GP”) is the general partner of Karsch Capital Management, LP, an investment adviser. (“Karsch Management”) Michael A. Karsch is the managing member of Karsch GP. Each of Karsch GP, Karsch Management and Michael A. Karsch has shared voting power and shared dispositive power with respect to all 4,096,830 of such shares. The business address of each of the reporting entities is 110 East 59th Street, 22nd Floor, New York, NY 10022. The information with respect to Karsch GP, Karsch Management and Michael A. Karsch is as of February 20, 2007 and was obtained from the Schedule 13D/A filed with the SEC on their behalf on February 21, 2007.

(3)	GLG Partners Limited (the “General Partner”) is the general partner of GLG Partners LP. Each of Noam Gottesman, Pierre Lagrange, and Emmanuel Roman is a managing director of the General Partner (the “Managing Directors”). Each of GLG Partners LP, the General Partner, and the Managing Directors has shared voting and dispositive power with respect to all 3,891,447 of such shares. The business address of each of the reporting entities is c/o GLG Partners LP, 1 Curzon Street, London W1J BHB, United Kingdom. The information with respect to the General Partner, GLG Partners LP and the Managing Directors is as of December 31, 2006 and was obtained from the Schedule 13G/A filed with the SEC on their behalf on February 14, 2007.

(4)	Blue Harbour Group, LP (“Blue Harbor”) provides investment advisory and investment management services to Blue Harbour Strategic Value Partners Master Fund, LP, which beneficially owns and has shared voting and dispositive power with respect to 2,788,150 shares, and Blue Harbor Institutional Partners Master Fund, L.P., which beneficially owns and has shared voting and dispositive power with respect to 562,150 shares (collectively, the “Funds”), and, among other things, exercises all voting and other powers and privileges attributable to any securities held for the Funds’ account. Blue Harbour GP, LLC is a general partner of the Funds. Blue Harbour Holdings, LLC is a general partner of Blue Harbour (each of Blue Harbor GP, LLC, Blue Harbor Holdings, LLC and Blue Harbor are collectively referred to as the “Blue Harbor Entities”). Clifton S. Robbins is Chief Executive Officer of Blue Harbour. All of the securities held by the Funds are deemed beneficially owned by the Blue Harbor Entities and Mr. Robbins and each of the Blue Harbour Entities and Mr. Robbins has shared voting and dispositive power with respect to all 3,350,300 of such shares. The address of each of the Funds, the Blue Harbour Entities and Mr. Robbins is 240 Greenwich Avenue, Third Floor, Greenwich, Connecticut, 06830. The foregoing information is as of July 13, 2006 and was obtained from the Schedule 13D filed with the SEC on behalf of the Blue Harbor Entities on July 17, 2006.

(5)	Viking Global Performance LLC (“VGP”) is the general partner of Viking Global Equities LP (“VGE”). Viking Global Investors LP (“VGI”) is an affiliate of VGP that provides managerial services to VGE. VGE beneficially owns and has shared voting and dispositive power with respect to 917,600 shares. VGP and VGI may be deemed to beneficially own all shares owned by VGE. O. Andreas Halvorsen and David C. Ott are Managing Directors of VGI and Members of VGP (the “Managing Directors”). Each of VGP, CGI and the Managing Directors has shared voting and dispositive power with respect to all 2,219,700 shares. The business address for each of the reporting entities is 55 Railroad Avenue, Greenwich, CT 06830. The foregoing information is as of December 31, 2006 and was obtained from the Schedule 13G/A filed with the SEC on their behalf on February 14, 2007.

(6)	Includes 259,857 shares of common stock held by a revocable family trust and 2,000 shares of common stock owned by Mr. Bazlen’s children.

(7)	Includes the following shares of our common stock that the following individuals have the right to acquire within 60 days after June 1, 2007, through the exercise of options: James Bazlen (96,500); Morton Godlas (20,000); Terilyn A. Henderson (20,000); Charles K. Marquis (20,000); Charles J. Philippin (20,000); William A. Shutzer (20,000); Maynard Jenkins (719,924); Larry Buresh (117,882); Larry Ellis (47,397); James B. Riley (13,333); Dale Ward (69,240); Martin Fraser (131,198); Don Watson (90,629); (and all directors and executive officers as a group (1,215,642).

(8)	Consists of 8,521 shares of common stock held in a revocable family trust.

(9)	Includes 2,000 shares of common stock held by a Defined Benefit Plan.

(10)	Includes 23,600 shares of common stock held in revocable family trusts.

(11)	Includes shares of restricted stock awarded to our executive officers, net of a portion of the restricted stock that has already vested as well as shares that were surrendered back to the Company to satisfy tax obligations arising from these vestings (total net shares as of June 1, 2007 are shown in parentheses after each named individual): Dale Ward (11,368), Larry Buresh (9,860), Larry Ellis (7,423), James Riley (8,399) and all executive officers as a group (48,408). Such shares vest as to 33 1/3% on each of the first, second and third year anniversaries of the grant date and confer the holders with the entire beneficial ownership interest in, and all rights and privileges of a stockholder as to, such restricted shares, including voting rights.

(12)	Consists of 4,980 shares of common stock held in a revocable family trust.

(13)	As discussed above in Item 1, “Business,” as of September 2006, Mr. Fraser was no longer employed by the Company. The number of shares owned by Mr. Fraser is as of September 27, 2006.

(14)	As discussed above in Item 1, “Business,” as of September 2006, Mr. Watson was no longer employed by the Company. The number of shares owned by Mr. Watson is as of September 27, 2006.

The following table summarizes the number of stock options issued, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of February 4, 2007.

Equity Compensation Plan Information

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by security holders	2,136,692	$14.92	1,560,765
Equity compensation plans not approved by security holders(2)	216,635	$11.00	—

Total	2,353,327	$13.54	1,560,765

(1)	Excludes the securities to be issued upon exercise of outstanding options, warrants and rights. Availability for future issuance under our 2004 Stock Plan has been reduced based on previously issued restricted stock awards weighted as set forth in such plan.

(2)	Consists of stock options awarded to our Chief Executive Officer, Mr. Jenkins, under the terms of his employment agreement approved by the Board of Directors effective concurrent with the Company’s initial public offering in 1998.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Company has a written policy and has established procedures regarding approval of transactions between the Company and any employee, officer, director and certain immediate family members and other related persons including those required to be reported under Item 404(a) of Regulation S-K. Under this policy, the Nominating and Corporate Governance Committee or the Committee’s authorized delegate (which, for purposes of this policy, is the Chairman of the Committee) must approve any transaction between the Company and any related party. If a member of the Committee, or any of his or her immediate family members, is a party to any proposed transaction, the Committee member shall not participate in any review, consideration or approval of the related party transaction.

Upon his retirement as President and Chief Operating Officer, Mr. Jenkins, of the Company in April 2000, the Company entered into an employment agreement with Mr. Bazlen, a member of our Board of Directors, for the performance of specific projects for the Company, as designated by the Chief Executive Officer or President, for an annual base salary ($50,000 since April 2005) and continued payment of certain medical, dental, insurance, 401(k) and other benefits. This agreement is terminable by either party upon written notice. In connection with his membership on our Board of Directors, Mr. Bazlen receives all compensation (including annual grants of stock options), that is provided to our outside directors under the Outside Director Compensation Policy described in Item 11, “Executive Compensation,” above under the caption “Compensation of Directors” except for the Annual Stipend

The Board of Directors has determined not to characterize Mr. Shutzer as “independent” pursuant to the NYSE Listing Standards because they determined that Mr. Shutzer, or a company by which he is employed, may provide investment banking or other financial advisory services to the Company in the future. Since joining Evercore Partners (together with its affiliates and/or subsidiaries, “Evercore”) as a Senior Managing Partner in April 2004, the Company has entered into two agreements with Evercore for financial advisory services. In November 2005, we entered into an agreement with Evercore for certain financial advisory services in connection with our acquisition of Murray’s. Under the agreement, we agreed to pay, and the Board of Directors approved the payment of, approximately $1.4 million to Evercore upon the successful closing of the transaction. In May 2006, the Board of Directors approved our entry into an agreement with Evercore for financial advisory services in connection with our refinancing in fiscal 2006, resulting in payments to Evercore in fiscal 2006 of approximately $610,000.

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

Our Corporate Governance Guidelines provide that the Board will meet the criteria for independence as established by the New York Stock Exchange (“NYSE”). In addition, the Board considered transactions and relationships between each director and any member of his or her immediate family and the Company and its affiliates and subsidiaries, to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Pursuant to the NYSE Listing Standards, and based on its review of director independence (considering relationships between each of the directors and their immediate family members and the Company, both in the aggregate and individually), the Board has determined that a majority of the Company’s directors, specifically Ms. Henderson and Messrs. Godlas, Marquis and Philippin, are “independent directors.” In so doing, the Board determined that each of these individuals meets the “bright line” independence standards of the NYSE. In addition, the Board determined that all of the members of the Audit Committee are independent as that term is defined in the applicable NYSE listing standards and in SEC Rule 10A-3.

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

The Company incurred the following fees for services performed by PricewaterhouseCoopers LLP for fiscal 2006 and fiscal 2005:

	2006	2005

Audit Fees(1)	$1,614,160	$5,750,975
Audit-Related Fees(2)	14,057	134,513
Tax Fees(3)	776,821	328,059
All Other Fees(4)	—	—

	$2,405,038	$6,213,547

(1)	The audit fees for fiscal 2006 and 2005, respectively, were for professional services rendered for the fiscal 2006 integrated audit (including services pertaining to SOX 404) and fiscal 2005 audit (including services pertaining to SOX 404) of the consolidated financial statements of the Company, the issuance of consents and comfort letters in connection with Company financings, the review of additional documents filed with the SEC and consultations with respect to the application and adoption of new accounting pronouncements. The audit fees for fiscal 2006 were substantially lower than fiscal 2005 due to the complexity of the matters addressed in the restatement of our previously reported consolidated financial statements and the length of time it took to complete the Audit Committee-led investigation, restatement and evaluation of the Company’s internal control over financial reporting. The audit fees for fiscal 2005 include amounts billed through April 15, 2007 related to the restatement and completion of our Annual Report on Form 10-K for fiscal 2005, which was filed on May 1, 2007. The audit fees for fiscal 2006 include amounts billed through June 15, 2007 and include $364,160 billed after May 1, 2007 related to the finalization of our Form 10-K for fiscal 2005.

(2)	The audit-related fees for fiscal 2006 were primarily for professional services rendered relating to a review of a response to a SEC staff comment letter. The audit-related fees for fiscal 2005 were for professional services rendered relative to the Company’s acquisition of Murray’s Inc. and for audit services relative to certain of the Company’s employee benefit plans.

(3)	Tax fees for fiscal 2006 and 2005, respectively, were for services related to tax compliance (including reviewing tax returns) and tax advice. For fiscal 2006, fees for tax compliance totaled $175,744 and fees for tax advice totaled $601,077. For fiscal 2005, fees for tax compliance totaled $88,800 and fees for tax advice totaled $239,259.

(4)	There were no fees billed to the Company during fiscal 2006 or 2005 for services other than those described above.

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

Consolidated Statements of Operations — Fiscal Years Ended February 4, 2007, January 29, 2006 and January 30, 2005

Consolidated Balance Sheets — February 4, 2007 and January 29, 2006

Consolidated Statements of Cash Flows — Fiscal Years Ended February 4, 2007, January 29, 2006 and January 30, 2005

Consolidated Statements of Stockholders’ Equity — Fiscal Years Ended February 4, 2007, January 29, 2006 and January 30, 2005

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedules of CSK Auto Corporation for the three years ended February 4, 2007 are included in this Report on Form 10-K, as required by Item 14(d): Schedule I Financial Information of the Registrant and Schedule II Valuation and Qualifying Accounts. Other schedules have been omitted because information is not required or otherwise is included in the Notes to Consolidated Financial Statements.

(a)(3) and (b) Exhibits:

The Exhibit Index included at the end of this Annual Report is incorporated herein by reference.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

BALANCE SHEETS

	February 4,	January 29,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Investment in subsidiaries	$171,510	$156,157

Total assets	$171,510	$156,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 43,950,751 and 43,830,322 shares issued and outstanding at February 4, 2007 and January 29, 2006, respectively	$440	$438
Deferred compensation	—	(1,735)
Additional paid-in capital	433,912	426,560
Accumulated deficit	(262,842)	(269,106)

Total stockholders’ equity	171,510	156,157

Total liabilities and stockholders’ equity	$171,510	$156,157

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005
	($ in thousands, except share and per share data)

Equity interest in income from subsidiaries	$6,264	$57,790	$59,562

Income before income taxes and cumulative effect of change in accounting principle	12,221	95,038	99,012
Income tax expense	4,991	37,248	39,450

Income before cumulative effect of change in accounting principle	7,230	57,790	59,562
Cumulative effect of change in accounting principle, net of tax	966	—	—

Net income	$6,264	$57,790	$59,562

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.16	$1.30	$1.30
Cumulative effect of change in accounting principle	0.02	—	—

Net income per share	$0.14	$1.30	$1.30

Shares used in computing per share amounts	43,876,533	44,465,409	45,713,271

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.16	$1.29	$1.29
Cumulative effect of change in accounting principle	0.02	—	—

Net income per share	$0.14	$1.29	$1.29

Shares used in computing per share amounts	44,129,278	44,812,302	46,002,376

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-	Stockholder	Deferred	Accumulated
	Shares	Amount	in Capital	Receivable	Compensation	Deficit	Total Equity
	(In thousands, except share data)

Balances at February 1, 2004	46,497,936	$465	$467,563	$(73)	$—	$(386,458)	$81,497
Repurchase and retirement of common stock	(1,574,956)	(16)	(23,710)				(23,726)
Restricted stock	4,463		1,209		(1,164)		45
Amortization of deferred compensation					146		146
Recovery of stockholder receivable				63			63
Exercise of options	188,858	2	2,072				2,074
Tax benefit relating to stock option exercises			390				390
Compensation expense, stock options			88				88
Net income						59,562	59,562

Balances at January 30, 2005	45,116,301	451	447,612	(10)	(1,018)	(326,896)	120,139
Repurchase and retirement of common stock	(1,409,300)	(14)	(25,015)				(25,029)
Restricted stock	17,731		1,159		(1,288)		(129)
Amortization of deferred compensation					571		571
Recovery of stockholder receivable				10			10
Exercise of options	105,590	1	1,129				1,130
Tax benefit relating to stock option exercises			231				231
Compensation expense, stock options			7				7
Warrants and call options, net of tax			1,437				1,437
Net income						57,790	57,790

Balances at January 29, 2006	43,830,322	438	426,560	—	(1,735)	(269,106)	156,157
Restricted stock	28,466	1	(221)				(220)
Adoption of SFAS No. 123R			(1,735)		1,735		—
Exercise of options	91,963	1	1,195				1,196
Compensation expense, stock-based awards			3,048				3,048
Warrants and call options, net of tax			390				390
Discount on senior exchangeable notes, net of tax			4,675				4,675
Net income						6,264	6,264

Balances at February 4, 2007	43,950,751	$440	$433,912	$—	$—	$(262,842)	$171,510

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 4,	January 29,	January 30,
	2007	2006	2005
	($ in thousands)

Cash flows provided by operating activities:
Net income	$6,264	$57,790	$59,562
Adjustments to reconcile net income to net cash provided by operating activities:
Equity interest in net income from subsidiaries	(6,264)	(57,790)	(59,562)

Net cash provided by operating activities	—	—	—
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

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

CSK AUTO CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years 2006, 2005, and 2004

	Balance at	Charged to	Purchase		Balance at
	Beginning of	Costs and	Accounting		End of
	Period	Expenses	Adjustments	Deductions	Period
	($ in thousands)

Allowance for Bad Debts:
Year Ended January 30, 2005	$1,526	6,579	—	(7,536)	$569
Year Ended January 29, 2006	$569	2,674	49	(2,856)	$436
Year Ended February 4, 2007	$436	105	—	(148)	$393
Allowance for Closed Stores:
Year Ended January 30, 2005	$12,001	2,229	—	(6,456)	$7,774
Year Ended January 29, 2006	$7,774	2,903	324	(3,968)	$7,033
Year Ended February 4, 2007	$7,033	1,487	—	(3,609)	$4,911
Allowance for Inventory Shrink:
Year Ended January 30, 2005	$19,624	20,840	—	(27,385)	$13,079
Year Ended January 29, 2006	$13,079	28,780	658	(30,029)	$12,488
Year Ended February 4, 2007	$12,488	31,605	—	(25,977)	$18,116
Allowance for Inventory Obsolescence:
Year Ended January 30, 2005	$—	1,469	—	—	$1,469
Year Ended January 29, 2006	$1,469	(462)	1,127	(50)	$2,084
Year Ended February 4, 2007	$2,084	—	—	(1,326)	$758
Allowance for Deferred Tax Asset:
Year Ended January 30, 2005	$1,752	—	—	—	$1,752
Year Ended January 29, 2006	$1,752	—	—	—	$1,752
Year Ended February 4, 2007	$1,752	—	—	—	$1,752

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of July, 2007.

CSK AUTO CORPORATION

By:	/s/ MAYNARD L. JENKINS, JR.
Maynard L. Jenkins, Jr.
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Randi V. Morrison with full power of substitution and full power to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by CSK Auto Corporation with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended February 4, 2007 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 6th day of July, 2007.

/s/ MAYNARD L. JENKINS JR. Maynard L. Jenkins Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES G. BAZLEN James G. Bazlen	Director

/s/ MORTON GODLAS Morton Godlas	Director

/s/ TERILYN A. HENDERSON Terilyn A. Henderson	Director

/s/ CHARLES K. MARQUIS Charles K. Marquis	Director

/s/ CHARLES J. PHILIPPIN Charles J. Philippin	Director

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director

/s/ STEVEN L. KORBY Steven L. Korby	Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number		Description of Exhibits

2.01		Agreement and Plan of Merger, dated as of November 30, 2005, among CSK Auto Corporation, Fastlane Merger Corp., Murray’s, Inc., the sellers named therein, and J.W. Childs Associates, L.P., as seller representative, incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on December 1, 2005. (File No. 001-13927).
3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03		Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.2.1 of our Quarterly Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.04		Second Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.04 of our Quarterly Report on Form 10-Q, filed on December 9, 2005 (File No. 001-13927).
3.05		Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.05.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001. (File No 001-13927).
3	.05.2	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 of our Quarterly Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).
4.01		Form of Common Stock certificate, incorporated herein by reference to Exhibit 4.05 of our Registration Statement on Form S-1/A, filed on March 3, 1998 (File No. 333-43211).
4.02		Indenture, dated January 16, 2004, by and among CSK Auto, Inc., CSK Auto Corporation, Automotive Information Systems, Inc. and CSKAUTO.COM, Inc. as guarantors, and the Bank of New York, as Trustee, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on January 20, 2004 (File No. 001-13927).
4.03		Indenture, dated as of July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and the Bank of New York Trust Company, N.A., as Trustee (including form of note), incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
4.04		Indenture, dated as of December 19, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. as guarantors, and the Bank of New York Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on December 20, 2005 (File No. 001-13927).
4.05		Third Supplemental Indenture, dated as of June 30, 2006, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 7, 2006 (File No. 001-13927).
4.06		Second Supplemental Indenture, dated as of July 27, 2006, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 31, 2006 (File No. 001-13927).
10.01		Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).†

Exhibit
Number		Description of Exhibits

10	.01.1	Amendment to Employment Agreement, dated as of September 24, 1999, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.03.1 of our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).†
10	.01.2	Form of Amendment to Employment Agreement, by and between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†
10	.01.3	Form of Amendment to Employment Agreement, by and between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.02		Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to Exhibit 10.26 of our Registration Statement on Form S-1/A, filed on March 10, 1998 (File No. 333-43211).†
10.03		Restated 1996 Associate Stock Option Plan, dated as of June 5, 1998, incorporated herein by reference to Exhibit 10.11 of our Registration Statement on Form S-1, filed on November 13, 1998 (File No. 333-67231).†
10.04		Amended and Restated Supplemental Executive Retirement Plan Agreement, effective January 1, 2005, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 21, 2004 (File No. 001-13927).†
10	.04.1	Form of First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of January 1, 2005, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†
10.05		Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to Appendix B of our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).†
10.06		1999 Employee Stock Option Plan, incorporated by reference to Appendix C of our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).†
10.07		2004 Stock and Incentive Plan (as amended and restated effective as of January 1, 2005), incorporated herein by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed on September 26, 2005 (File No. 001-13927).†
10.08		Form of Restricted Stock Agreement pursuant to the CSK Auto Corporation Directors Stock Plan, incorporated herein by reference to Exhibit 10.14 of our Annual Report on Form 10-K, filed on April 28, 2000 (File No. 001-13927).†
10.09		CSK Auto Corporation 2000 Senior Executive Stock Loan Plan, incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).†
10.10		Amended and Restated Lease, dated October 23, 1989 (the Missouri Falls Lease), between CSK Auto, Inc. (formerly known as Northern Automotive Corporation) and Missouri Falls Associates Limited Partnership, incorporated herein by reference to Exhibit 10.10 of CSK Auto, Inc’s Registration Statement on Form S-4, filed on February 28, 1997 (File No. 333-22511).
10.11		First Amendment to the Missouri Falls Lease, dated November 22, 1991, between CSK Auto, Inc. (formerly known as Northern Automotive Corporation) and Missouri Falls Associates Limited Partnership, incorporated herein by reference to Exhibit 10.11 of CSK Auto, Inc’s Registration Statement on Form S-4, filed on February 28, 1997 (File No. 333-22511).
10.12		Amendment to Leases, dated October 30, 1996, by and between Missouri Falls Associates Limited Partnership and CSK Auto, Inc. (formerly known as Northern Automotive Corporation), incorporated herein by reference to Exhibit 10.12 of CSK Auto, Inc’s Registration Statement on Form S-4, filed February on 28, 1997 (File No. 333-22511).

Exhibit
Number	Description of Exhibits

10.13	Lease, dated July 31, 1997, between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease, dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.14	Lease, dated April 20, 2000, between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease, dated February 23, 2001, incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.15	Lease, dated April 20, 2000, between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.16	Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated herein by reference to Exhibit 10.24 of our Registration Statement on Form S-4, filed on February 11, 2002 (File No. 333-82492).
10.17	Employment Agreement, dated October 13, 1995, between CSK Auto, Inc. (formerly known as Northern Automotive Corporation) and Don Watson, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).†.
10.18	Employment Agreement, dated February 25, 1997, between CSK Auto, Inc. and Dale E. Ward, incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).†
10.19	Form of Indemnity Agreement, between CSK Auto Corporation and each Director, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 2, 2005 (File No. 001-13927).
10.20	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Dale Ward, dated February 14, 2002, incorporated herein by reference to Exhibit 10.32 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.21	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Don Watson, dated February 14, 2002, incorporated herein by reference to Exhibit 10.33 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.22	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Martin Fraser, dated February 14, 2002, incorporated herein by reference to Exhibit 10.34 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.23	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Larry Ellis, dated February 14, 2002, incorporated herein by reference to Exhibit 10.35 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.24	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Larry Buresh, dated February 14, 2002, incorporated herein by reference to Exhibit 10.36 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.25	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Bill Evans, dated February 14, 2002, incorporated herein by reference to Exhibit 10.37 of our Annual Report on Form 10-K, filed on April 23, 2002 (File No. 001-13927).†
10.26	Severance and Retention Agreement, between CSK Auto, Inc. and James B. Riley, dated October 24, 2005, incorporated herein by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q, filed on December 9, 2005 (File No. 001-13927).†
10.27	Amended and Restated Severance and Retention Agreement, between CSK Auto, Inc. and Louis Mancini, dated December 20, 2005, incorporated herein by reference to Exhibit 10.29 of our Annual Report on Form 10-K, filed on May 1, 2007 (File No. 001-13927).†
10.28	Form of First Amendment to Severance and Retention Agreements, between CSK Auto, Inc. and each of its then senior executive officers (other than Maynard Jenkins), incorporated herein by reference to our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†

Exhibit
Number		Description of Exhibits

10.29		Indicative Callable Swap Term Sheet, effective as of April 5, 2004, between Lehman Brothers and CSK Auto, Inc., incorporated herein by reference to Exhibit 10.57 of our Annual Report on Form 10-K, filed on April 15, 2004 (File No. 001-13927).
10.30		Amended and Restated Registration Rights Agreement, dated as of May 16, 2002, by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3/A, filed on May 17, 2002 (File No. 333-77008).
10.31		Registration Rights Agreement, dated July 29, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and the initial purchasers listed therein, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10.32		Registration Rights Agreement, dated December 19, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and JPMorgan Securities Inc., incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 20, 2005 (File No. 001-13927).
10.33		Employment Agreement, dated March 30, 2000, between CSK Auto, Inc. and Jim Bazlen, incorporated herein by reference to Exhibit 10.47 of our Annual Report on Form 10-K, filed on May 5, 2003 (File No. 001-13927).†
10	.33.1	Amendment to Employment Agreement with James Bazlen, effective October 15, 2004, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†
10.34		Form of Non-Qualified Stock Option Agreement to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†
10.35		Form of Non-Qualified Stock Option Agreement to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†
10.36		Form of Restricted Stock Agreement to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†
10.37		Stock Purchase Agreement relating to Automotive Information Systems, Inc., dated January 21, 2005, by and between CSK Auto, Inc. and Mobile Productivity, Inc., incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 27, 2005 (File No. 001-13927).
10.38		Summary of Executive Compensation Agreements, incorporated herein by reference to Exhibit 10.36 of our Annual Report on Form 10-K, filed on May 2, 2005 (File No. 001-13927).†
10.39		Waiver, dated as of May 1, 2005, to the Amended and Restated Credit Agreement, dated as of January 16, 2004, among CSK AUTO, INC., the several banks and other financial institutions or entities from time to time party thereto (the ‘‘Lenders”), the Syndication Agent and the Co-Documentation Agents named therein, and JPMorgan Chase Bank, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.37 of our Annual Report on Form 10-K, filed on May 2, 2005 (File No. 001-13927).
10.40		Amended and Restated Outside Director Compensation Policy, incorporated herein by reference to our Current Report on Form 8-K, filed on May 18, 2005 (File No. 001-13927).†
10.41		Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 1, 2005 (File No. 001-13927).†
10.42		Form of Incentive Bonus Unit Award Agreement, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 1, 2005 (File No. 001-13927).†

Exhibit
Number		Description of Exhibits

10.43		Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10	.43.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 16, 2005, among CSK Auto, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank N.A., as administrative agent, and the co-syndication agents and co-documentation agents party thereto, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 20, 2005 (File No. 001-13927).
10.44		Amended and Restated Guarantee and Collateral Agreement, dated as of July 29, 2005, among CSK Auto, Inc., CSKAUTO.COM, Inc., CSK Auto Corporation, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10.45		Term Credit Agreement, dated as of June 30, 2006, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, N.A., as Co-Syndication Agents, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 7, 2006 (File No. 001-13927).
10	.45.1	Amendment, dated as of August 3, 2006, to the Credit Agreement dated as of June 30, 2006, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, incorporated by reference to Exhibit 10.50.1 of our Annual Report on Form 10-K, filed on May 1, 2007 (File No. 001-13927).
10	.45.2	Second Amendment, dated as of April 27, 2007, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, incorporated by reference to Exhibit 10.50.2 of our Annual Report on Form 10-K, filed on May 1, 2007 (File No. 001-13927).
10.46		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending March 17, 1998 Stock Option Grant, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.47		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending March 18, 1999 Stock Option Grant, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.48		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending December 21, 1999 Stock Option Grant, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.49		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending April 5, 2002 Stock Option Grant, incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.50		Form of Election Agreement between Optionee and CSK Auto Corporation, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 22, 2006 (File No. 001-13927).†
10.51		Form of Second Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and each of its then senior executive officers (other than Maynard Jenkins), incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 27, 2007 (File No. 001-13927).†
10.52		Employment Agreement, dated as of June 7, 2007, by and between CSK Auto, Inc., and Lawrence N. Mondry, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 13, 2007 (File No. 001-13927).†

Exhibit
Number		Description of Exhibits

10.53		Form of Interim Executive Services Agreement between CSK Auto, Inc. and Tatum, LLC, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 26, 2007 (File No. 001-13927).†
10.54		Form of Indemnification Agreement for Interim Executive among CSK Auto Corporation, CSK Auto, Inc., CSKAUTO.COM, Inc. and Steven L. Korby, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on June 26, 2007 (File No. 001-13927).
21	.01*	Subsidiaries of the Company.

24	.01*	Power of Attorney (included on signature page to this Annual Report).
31	.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01		Waiver, dated as of May 4, 2006, to Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on May 23, 2006 (File No. 001-13927).
99	.01.1	Second Waiver, dated as of June 16, 2006, to the Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, the Co-Syndication Agents and the Co-Documentation Agents party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on June 19, 2006 (File No. 001-13927).
99	.01.2	Third Waiver, dated as of June 11, 2007, to the Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, the Co-Syndication Agents and the Co-Documentation Agents party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on June 13, 2007 (File No. 001-13927).

*	Filed herewith.

†	Executive compensation plans or arrangements.