Form 10-Q
period 2006-04-30
CSK AUTO CORP
filed 2007-08-15
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ .
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of August 1, 2007, there were 43,959,709 shares of our common stock outstanding.

     As used herein, the terms “CSK,” “CSK Auto,” “the Company,” “we,” “us,” and “our” refer to CSK Auto Corporation and its subsidiaries, including its operating subsidiary, CSK Auto, Inc. and its subsidiaries. The term “Auto” as used herein refers to our operating subsidiary, CSK Auto, Inc., and its subsidiaries.
     You may obtain, free of charge, copies of this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 (this “Quarterly Report”) as well as our Annual Report on Form 10-K and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, then clicking “Investors.” Information contained on our website is not part of this Quarterly Report.
Explanatory Note
     As a result of significant delays in completing our consolidated financial statements for the year ended January 29, 2006 (“fiscal 2005”), we were unable to timely file with the SEC this Quarterly Report and our Quarterly Reports on Form 10-Q for the quarterly periods ended July 30, 2006, October 29, 2006 and May 6, 2007. The aforementioned delay was due to the Company’s devotion of substantial internal and external resources towards the completion of its Annual Report on Form 10-K for fiscal 2005 (the “2005 10-K”), which was filed with the SEC on May 1, 2007. The 2005 10-K contained restatements of prior years’ financial statements to correct accounting errors and irregularities of the type identified in the Company’s Audit Committee-led independent accounting investigation (the “Audit Committee-led investigation”) that was conducted in fiscal 2006 (defined below). The Company did not amend its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, including its Quarterly Reports of Form 10-Q for each of the first three quarterly periods in fiscal 2005. The financial statements and related financial information contained in such previously filed reports are superseded by the information in the 2005 10-K and in any later filed reports, and accordingly, the financial statements and related financial information contained in reports filed prior to the 2005 10-K should not be relied upon. The interim financial information for fiscal 2005 included in this Quarterly Report was restated as described in Note 2 to the consolidated financial statements included herein.
     The Company filed its Annual Report on Form 10-K for the fiscal year ended February 4, 2007 (“fiscal 2006”) on July 9, 2007 and amended that filing on August 15, 2007 with a Form 10-K/A (the Form 10-K as so amended, the “2006 10-K”) to amend Note 20 — Quarterly Results (unaudited) in Part II Item 8, Financial Statements and Supplementary Data, to correct inadvertent errors in our interim period results of operations reported for fiscal 2005 as more fully described in Note 2 to the consolidated financial statements included herein. Due to the delay of the filing of this Quarterly Report, certain information presented herein relates to events that occurred subsequent to April 30, 2006. For additional information regarding the Company, the Audit Committee-led investigation and its results, our business, operations, risks and results, please refer to our 2006 10-K and Current Reports on Form 8-K filed with the SEC subsequent to July 9, 2007.
     We are filing our Quarterly Reports on Form 10-Q for the quarterly periods ended July 30, 2006 and October 29, 2006 with the SEC contemporaneously with the filing of this Quarterly Report,
Note Concerning Forward-Looking Information
     Certain statements contained in this Quarterly Report are forward-looking statements and are usually identified by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “could,” “should” or other similar expressions. We intend forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect current views about our plans, strategies and prospects and speak only as of the date of this Quarterly Report.
     We believe that it is important to communicate our future expectations to our investors. However, forward-looking statements are subject to risks, uncertainties and assumptions often beyond our control, including, but not limited to, competitive pressures, the overall condition of the national and regional economies, factors affecting import of products, factors impacting consumer spending and driving habits such as high gas prices, war and terrorism, natural disasters and/or extended periods of inclement weather, consumer debt levels and inflation, demand for our products, integration and management of any current and future acquisitions, conditions affecting new store development, relationships with vendors, risks related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX” and such Section, “SOX 404”) and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements. For more information related to these and other risks, please refer to the Risk Factors section in the 2006 10-K. In addition to causing our actual results to differ, the factors listed and referred to above may cause our intentions to change from those statements of intention set forth in this Quarterly Report. Such changes in our intentions may cause our results to differ. We may change our intentions at any time and without notice based upon changes in such factors, our assumptions or otherwise.
     Except as required by applicable law, we do not intend and undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, you should not place undue reliance upon forward-looking statements and should carefully consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the SEC.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	April 30,	January 29,
	2006	2006
ASSETS
Cash and cash equivalents	$56,694	$17,964
Receivables, net of allowances of $457 and $436, respectively	33,223	29,861
Inventories	507,970	508,507
Deferred income taxes	38,603	37,806
Prepaid expenses and other current assets	21,053	20,047

Total current assets	657,543	614,185

Property and equipment, net	172,939	174,112
Intangibles, net	70,893	71,807
Goodwill	223,507	223,507
Deferred income taxes	13,094	20,845
Other assets, net	35,225	35,578

Total assets	$1,173,201	$1,140,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$227,097	$208,507
Accrued payroll and related expenses	55,648	48,483
Accrued expenses and other current liabilities	82,366	89,141
Current maturities of long-term debt	41,997	42,465
Current maturities of capital lease obligations	9,690	9,500

Total current liabilities	416,798	398,096

Long-term debt	513,399	507,523
Obligations under capital leases	17,384	18,106
Other liabilities	58,335	60,152

Total non-current liabilities	589,118	585,781

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 43,849,797 and 43,830,322 shares issued and outstanding at April 30, 2006 and January 29, 2006, respectively	438	438
Deferred compensation	—	(1,735)
Additional paid-in capital	425,762	426,560
Accumulated deficit	(258,915)	(269,106)

Total stockholders’ equity	167,285	156,157

Total liabilities and stockholders’ equity	$1,173,201	$1,140,034

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Thirteen Weeks Ended
	April 30,	May 1,
	2006	2005
		(Restated)
Net sales	$463,768	$405,276
Cost of sales	248,573	210,272

Gross profit	215,195	195,004
Other costs and expenses:
Operating and administrative	182,130	157,994
Investigation and restatement costs	3,670	—
Store closing costs	182	344

Operating profit	29,213	36,666
Interest expense	10,321	8,726

Income before income taxes and cumulative effect of change in accounting principle	18,892	27,940
Income tax expense	7,735	10,958

Income before cumulative effect of change in accounting principle	11,157	16,982
Cumulative effect of change in accounting principle, net of tax	966	—

Net income	$10,191	$16,982

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.25	$0.38
Cumulative effect of change in accounting principle	0.02	—

Net income per share	$0.23	$0.38

Shares used in computing basic per share amounts	43,844	45,130

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.25	$0.37
Cumulative effect of change in accounting principle	0.02	—

Net income per share	$0.23	$0.37

Shares used in computing diluted per share amounts	44,218	45,494

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional
			Paid-in	Deferred	Accumulated	Total
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balances at January 29, 2006	43,830,322	$438	$426,560	$(1,735)	$(269,106)	$156,157
Restricted stock	275	—	(2)	—	—	(2)
Adoption of SFAS No. 123R (Note 3)	—	—	(1,735)	1,735	—	—
Exercise of options	19,200	—	256	—	—	256
Compensation expense, stock-based awards	—	—	683	—	—	683
Net income	—	—	—	—	10,191	10,191

Balances at April 30, 2006	43,849,797	$438	$425,762	$—	$(258,915)	$167,285

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 30,	May 1,
	2006	2005
		(Restated)
Cash flows provided by (used in) operating activities:
Net income	$10,191	$16,982
Adjustments:
Depreciation and amortization on property and equipment	10,130	8,273
Amortization of other items	1,352	906
Amortization of debt discount and deferred financing costs	1,716	453
Stock-based compensation expense	1,676	106
Tax benefit relating to exercise of stock options	—	86
Write downs on disposal of property, equipment and other assets	492	515
Deferred income taxes	6,954	10,181
Changes in operating assets and liabilities:
Receivables	(2,934)	(12,210)
Inventories	(411)	(39,240)
Prepaid expenses and other current assets	(1,006)	10,571
Accounts payable	18,590	46,795
Accrued payroll, accrued expenses, and other current liabilities	(3,236)	6,896
Other operating activities	(405)	(511)

Net cash provided by operating activities	43,109	49,803

Cash flows used in investing activities:
Capital expenditures	(7,336)	(6,378)
Business acquisition	(1,623)	—
Other investing activities	(459)	(320)

Net cash used in investing activities	(9,418)	(6,698)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility — line of credit	32,900	—
Payments under senior credit facility — line of credit	(24,900)	—
Payment of debt issuance costs	(385)	—
Payments on capital lease obligations	(2,645)	(3,021)
Proceeds from seller financing arrangements	—	905
Payments on seller financing arrangements	(115)	(78)
Proceeds from exercise of stock options	256	308
Other financing activities	(72)	(66)

Net cash provided by (used in) financing activities	5,039	(1,952)

Net increase in cash	38,730	41,153
Cash and cash equivalents, beginning of period	17,964	56,229

Cash and cash equivalents, end of period	$56,694	$97,382

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     CSK Auto Corporation is a holding company. At April 30, 2006, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company,” “we,” “us,” or “our.”
     Auto is a specialty retailer of automotive aftermarket parts and accessories. At April 30, 2006, we operated 1,283 stores in 22 states, with our principal concentration of stores in the Western United States, under the following four brand names (referred to collectively as “CSK stores”): Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; Kragen Auto Parts, founded in 1947 and operating primarily in California; and Murray’s Discount Auto Stores, founded in 1972 and operating in the Midwest. At April 30, 2006, we also operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, offering primarily tools, hardware, housewares and other household goods, and seasonal items, three of which were closed during the first quarter of our fiscal year ending February 3, 2008 (“fiscal 2007”) and two of which were converted to clearance centers stocked primarily with product from the former Pay N Save store locations.
     In December 2005, we purchased all of the outstanding stock of Murray’s Inc. and its subsidiary, Murray’s Discount Auto Stores, Inc. (collectively herein, “Murray’s”). As of the acquisition date, Murray’s operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana — states in which the Company previously had no significant market presence.
Note 1 — Basis of Presentation
     We prepared the unaudited consolidated financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by GAAP for fiscal year end financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial position and the results of our operations. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 4, 2007 (“fiscal 2006”) as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 9, 2007 and Form 10-K/A filed with the SEC on August 15, 2007 (the “2006 10-K/A” and the Form 10-K as so amended, the “2006 10-K”).
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
     For the description of our significant accounting policies, see Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of our 2006 10-K.
Note 2 — Audit Committee Investigation and Restatement of Consolidated Financial Statements
Overview
     The Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly financial information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 (“fiscal 2005”) filed May 1, 2007 (the “2005 10-K”) were restated to correct errors and irregularities of the type identified in the course of an Audit Committee-led independent accounting investigation (referred to herein as the “Audit Committee-led investigation”) conducted during fiscal 2006 and other accounting errors and irregularities identified by the Company in the course of the restatement process relative to the 2005 10-K. The Company’s consolidated financial statements for the thirteen weeks ended May 1, 2005 included in this Quarterly Report on Form 10-Q (“Quarterly Report”) have been restated to correct for the effect of errors and irregularities identified relative to this period.
     The errors and irregularities identified in the course of the Audit Committee-led investigation primarily related to the Company’s historical accounting for inventories and vendor allowances. However, during the course of the investigation and restatement process, the Company identified a number of other accounting errors and irregularities that were corrected in the restatement. The Audit Committee-led investigation is described in greater detail in Note 12 — Legal Matters.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, approximately $3.7 million of which was incurred in the first quarter of fiscal 2006. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee-led investigation and the restatement process.
     Subsequent to filing our 2005 10-K and Form 10-K for the fiscal year ended February 4, 2007, the Company filed the Form 10-K/A on August 15, 2007 to amend Note 20 — Quarterly Results (unaudited) in Part II Item 8, Financial Statements and Supplementary Data, in the Form 10-K for fiscal 2006 to correct the interim results of operations reported for fiscal 2005 as a result of an error in the manner in which the Company reported vendor allowances in interim periods. Although affecting interim periods in fiscal 2005, this error did not affect the annual results of operations for fiscal 2005 and had no effect on fiscal 2006. The restated financial information for the thirteen weeks ended May 1, 2005 included in this Quarterly Report reflects the subsequent restatement of the interim information included in the 2006 10-K/A.
     The following summarizes the impact of the restatement on our statement of operations for the thirteen weeks ended May 1, 2005 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto (in thousands, except per share data).

Thirteen Weeks Ended
May 1, 2005
Net income, as previously reported	$8,045

Increase in net sales	8,075
Increase in cost of sales	(1,818)
Increase in vendor allowance recognition	8,764
Other adjustments	(140)
Increase in interest expense	(156)

Total restatement adjustments	14,725
Increase in income tax provision	5,788

Impact of restatement items, net of taxes	8,937

Net income, as restated	$16,982

Earnings per share:
Basic, as previously reported	$0.18
Impact of restatement items, net of taxes	0.20

Basic, as restated	$0.38

Diluted, as previously reported	$0.18
Impact of restatement items, net of taxes	0.19

Diluted, as restated	$0.37

Net sales restatement adjustments
     The Company determined that it had understated net sales for the value of core returns received from customers when a core was returned in exchange for the purchase of a new inventory item. The Company refers to a recyclable auto part, which may or may not have been purchased from a Company store, as a “core.” These cores are returned to vendors for cash consideration or to settle an obligation to return a given number of cores to vendors in situations where the Company does not pay for the core component of the inventory as part of the inventory acquisition cost. The Company charges customers who purchase a new part a specified amount for a core, which exceeds the value of the core, and refunds to customers that same amount if a used core is returned at the point of sale of the new part or upon returning the used part to the store at a later date. Previously, the Company recorded the cash received from the customer within net sales. The Company would also record the cash refunded to customers within net sales, which would offset the

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
revenue on the transaction in situations where a core was returned. This accounting treatment understated the Company’s net sales and cost of sales, as the exchange with the customer involves the sale of a new auto part to the customer for cash and the return from the customer of a used auto part core. The restatement reflects the value of the cores received from customers as an increase in the Company’s net sales and cost of sales with no effect on gross profit dollar amounts or net income.
     The Company had previously accounted for the redemption of Company sponsored mail-in cash rebates as an increase to cost of sales. The Company occasionally sponsors mail-in rebate programs to stimulate sales of particular products and at any one time may have several of these programs in effect. The Company properly estimated, based on historical experience, the amount of rebates that will be paid and was previously accruing this estimate as an increase to cost of sales. Estimates were adjusted to actual redemptions at conclusion of the redemption period. To properly account for mail-in rebates, the restatement corrected the classification of such amounts as a reduction of net sales instead of an increase to cost of sales with no effect on gross profit dollar amounts or net income.
     The Company began estimating and accruing an allowance for sales returns in the third quarter of fiscal 2005. At that time, the Company believed the effect (cumulative and in any one period) of not historically recording an allowance was not material to previously issued consolidated financial statements. The Company has determined that the third quarter of fiscal 2005 estimate was in error as it excluded from the calculation methodology certain historical return data that should have been included. The restatement reflected an estimated allowance that includes all relevant historical return data in the estimation methodology based on historical experience.
     The table below summarizes the net sales adjustments, which increased net sales, together with all inventory and cost of sales adjustments, which increased our cost of sales ($ in thousands):

Thirteen Weeks Ended
May 1, 2005
Net sales adjustments
Core returns from customers	$8,433
Rebates to customers	(342)
Allowance for sales returns	(16)

Increase in net sales	$8,075

Cost of sales related to net sales adjustments
Core returns from customers	$(8,433)
Rebates to customers	342
Allowance for sales returns	(148)

Increase in cost of sales related to net sales adjustments	(8,239)

Other cost of sales adjustments
Shrink adjustments	(466)
In-transit inventory	407
General ledger adjustments	2,026
Warranty cost adjustments	2,287
Overhead cost capitalization	619
Other	1,548

Other cost of sales adjustments	6,421

Increase in cost of sales	$(1,818)

Inventory and cost of sales restatement adjustments
     We identified accounting errors and irregularities related to our inventory and cost of sales transactions. As discussed in “Net sales restatement adjustments” above, we determined that net sales and cost of sales were understated for the value of core returns received from customers and were overstated for Company sponsored mail-in cash rebates. Additionally, the restatement reflected an estimated sales returns allowance that includes all relevant returns in the estimation methodology based on historical experience, which also impacts cost of sales.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     In addition, we did not properly record the results of physical inventory counts done annually at each of our distribution centers, warehouses and stores. This also distorted our shrink history by location which affected our allowance for inventory shrinkage. To calculate the restatement adjustments, we had to review physical inventory reconciliations for each distribution center, warehouse and store for each of the Company’s fiscal years ended February 4, 2001 through fiscal 2005 to identify errors, correct the errors and then recalculate an allowance for shrink for each location. Improper inventory balances accumulated over a number of years in in-transit accounts (i.e., store returns to the Company’s warehouses, distribution centers and return centers; and to vendors), which required adjustment. In addition, certain inventory balances were recorded to certain inventory general ledger accounts that were being systematically amortized to cost of sales in inappropriate periods. The Company also did not properly oversee the processes for accounting for inventory warranty obligations and did not establish adequate accruals for warranty returns from customers. We further reviewed our practice for capitalizing inventory overheads (purchasing, warehousing and distribution costs) and identified errors in the costs included as well as errors in the inventory amounts used in the calculations resulting from error and other restatement adjustments.
Vendor allowance restatement adjustments
     We identified accounting errors and irregularities related to our vendor allowances that also affected cost of sales. We restated vendor allowances in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005. We subsequently identified additional vendor allowances recorded in prior periods that had not been collected. We then determined that certain recorded amounts were errors or irregularities in estimation that should not have been recognized in earlier periods and identified additional instances in which vendor allowances that were collected were recorded in the incorrect periods. We further identified improper vendor debits related to instances in which amounts not owed us were deducted from vendor payments, and, if not accepted by vendors, were subsequently paid back to the vendors with the recognition and payback recorded in different accounting periods. The Company also identified errors in the application of GAAP to provisions in certain of the vendor agreements. We capitalize earned vendor allowances in inventory, which reduces cost of sales when the inventory is sold. Once we determined the proper earned amounts by periods, we had to reconstruct the amounts capitalized by vendor at each balance sheet date to determine the restatement adjustment to cost of sales. Restatement of vendor allowances and the related capitalization to inventory decreased our cost of goods sold by $8,764,000 for the thirteen weeks ended May 1, 2005.
Other restatement adjustments
     During the Audit Committee-led investigation and restatement process, errors and irregularities were found in other balance sheet accounts. The restatement also corrected for known errors in prior periods that were not corrected at that time because they were not material. The affected balance sheet accounts have been restated to conform those accounts to GAAP, as well as to record certain expenses in the proper periods. During the restatement process, the Company identified leasing arrangements that were not properly evaluated under GAAP, including a master leasing arrangement for vehicles that was accounted for in error as an operating lease when it should have been classified as a capital lease. As a result, our fixed assets, total debt, operating and administrative expenses and interest expense have been restated. We found problems with accruals for incentive compensation with the result of expenses not being recognized in proper periods. We determined that a substantial portion of store fixtures held for future use in a warehouse were no longer useable and identified other accounting errors with surplus store fixtures, which overstated fixed assets and misstated operating and administrative expenses. We found unsubstantiated general ledger balances for store supplies and that our accounting convention for store supplies overstated other current assets and misstated operating and administrative expenses. Restatement of these accounts (increased) decreased our operating and administrative expense and interest expense as follows ($ in thousands):

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thirteen Weeks Ended
May 1, 2005
Decrease in operating lease expense	$1,130
Increase in depreciation expense	(548)
Decrease in store fixtures and supplies	57
Increase in employee compensation and benefits	(426)
Other	(353)

Increase in operating and administrative expense	$(140)

Increase in capital lease interest expense	$(224)
Decrease in other interest expense	68

Increase in interest expense	$(156)

     The effects of the above-mentioned accounting errors and irregularities on our previously reported financial statements are detailed below. The effects of the errors are presented for the following statements:
•	Consolidated Statement of Operations for the thirteen weeks ended May 1, 2005; and

•	Consolidated Statement of Cash Flows for the thirteen weeks ended May 1, 2005.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MAY 1, 2005
(Unaudited)
(In thousands, except per share data)

		Net Sales,
	As Previously	Inventory and	Vendor			As
	Reported	Cost of Sales	Allowances	Other		Restated

Net sales	$397,201	$8,075	$—	$—		$405,276
Cost of sales	217,218	1,818	(8,764)	—		210,272

Gross profit	179,983	6,257	8,764	—		195,004
Operating and administrative	157,883	817*	—	(706	)*	157,994
Store closing costs	315	—	—	29	*	344

Operating profit	21,785	5,440	8,764	677		36,666

Interest expense	8,570	—	—	156		8,726

Income before income taxes	13,215	5,440	8,764	521		27,940
Income tax expense	5,170	2,138	3,444	206		10,958

Net income	$8,045	$3,302	$5,320	$315		$16,982

Basic earnings per share:
Net income per share	$0.18	$0.07	$0.12	$0.01		$0.38
Shares used in computing per share amounts	45,130					45,130

Diluted earnings per share:
Net income per share	$0.18	$0.07	$0.11	$0.01		$0.37
Shares used in computing per share amounts	45,494					45,494
* Adjustments total $140 and represent other restatement adjustments on page 12.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MAY 1, 2005
(Unaudited)
(In thousands)

		Net Sales,
	As Previously	Inventory and	Vendor		As
	Reported	Cost of Sales	Allowances	Other	Restated

Cash flows provided by (used in) operating activities:
Net income	$8,045	$3,302	$5,320	$315	$16,982
Adjustments:
Depreciation and amortization of property and equipment	7,725	—	—	548	8,273
Amortization of other items	899	—	—	7	906
Amortization of deferred financing costs	453	—	—	—	453
Stock-based compensation expense	106	—	—	—	106
Tax benefit relating to exercise of stock options	86	—	—	—	86
Write downs on disposal of property, equipment and other assets	365	—	—	150	515
Deferred income taxes	4,393	2,138	3,444	206	10,181
Changes in operating assets and liabilities:
Receivables	(2,186)	2,219	(12,272)	29	(12,210)
Inventories	(28,427)	(14,096)	3,283	—	(39,240)
Prepaid expenses and other current assets	4,273	6,397	—	(99)	10,571
Accounts payable	45,739	916	225	(85)	46,795
Accrued payroll, accrued expenses and other current liabilities	6,829	44	—	23	6,896
Other operating activities	501	(920)	—	(92)	(511)

Net cash provided by operating activities	48,801	—	—	1,002	49,803

Cash flows used in investing activities:
Capital expenditures	(6,384)	—	—	6	(6,378)
Other investing activities	(320)	—	—	—	(320)

Net cash used in investing activities:	(6,704)	—	—	6	(6,698)

Cash flows provided by (used in) financing activities:
Payments on capital lease obligations	(2,010)	—	—	(1,011)	(3,021)
Proceeds from seller financing arrangements	905	—	—	—	905
Payments on seller financing arrangements	(78)	—	—	—	(78)
Proceeds from exercise of stock options	308	—	—	—	308
Other financing activities	(66)	—	—	—	(66)

Net cash used in financing activities:	(941)	—	—	(1,011)	(1,952)

Net increase (decrease) in cash	41,156	—	—	(3)	41,153
Cash and cash equivalents, beginning of period	56,548	—	—	(319)	56,229

Cash and cash equivalents, end of period	$97,704	$—	$—	$(322)	$97,382

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Accounting Change for Share-Based Compensation
     Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified-prospective method, and began recognizing compensation expense for its share-based compensation plans based on the fair value of the awards. Share-based payments include stock option grants, restricted stock and a share-based compensation plan under the Company’s long-term incentive plan (the “LTIP”). Prior to January 30, 2006, the Company accounted for its stock-based compensation plans as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods. Accordingly, the Company’s financial statements for the first quarter of fiscal 2005 reflect accounting as prescribed by APB No. 25 and the first quarter of fiscal 2006 reflects SFAS No. 123R.
     Total stock-based compensation expense included in operating and administrative expenses in the Company’s statement of operations for the thirteen weeks ended April 30, 2006 was $85,000. In addition, the Company incurred $1,591,000 ($966,000 net of income tax benefit) of transition expense upon adoption of SFAS No. 123R, which is shown as a cumulative effect of a change in accounting principle.
2004 Stock and Incentive Plan
     In June 2004, our shareholders approved the CSK Auto Corporation 2004 Stock and Incentive Plan (the “Plan”), which replaces all of the following previously existing plans: (1) the 1996 Associate Stock Option Plan; (2) the 1996 Executive Stock Option Plan; (3) the 1999 Executive Stock Option Plan; and (4) the CSK Auto Corporation Directors Stock Plan. Approximately 1.9 million options to purchase shares of our common stock granted under these prior plans were still outstanding at the inception of the Plan. These options can still be exercised by the grantees according to the provisions of the prior plans. Pursuant to the provisions of the Plan, any options cancelled under the prior plans will be added to shares available for issuance under the Plan.
     The Plan is administered by the Compensation Committee of our Board of Directors, which has broad authority in administering and interpreting the Plan. We believe the Plan promotes and closely aligns the interests of our employees and directors with our stockholders by permitting the award of stock-based compensation and other performance-based compensation. We believe the Plan will strengthen our ability to reward performance that enhances long-term stockholder value and attract and retain outstanding employees and executives. Plan participation is limited to employees of the Company, any subsidiary or parent of the Company and directors of the Company.
     The Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. Under the Plan, at its inception, the number of shares as to which options, stock appreciation rights, restricted stock, stock units, incentive bonuses or other stock unit awards may be granted is 4.0 million shares of our common stock plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan. The number of shares that can be granted for certain of the items listed above may be restricted per the Plan document. Pursuant to the Plan, in no event will any option be exercisable more than 10 years after the date the option is granted, although we have typically granted options with seven year terms. The Company has generally granted stock options and restricted stock with three-year vesting periods. However, stock options granted to our directors under the Plan vest in one year and awards under the LTIP vest over four years. As of April 30, 2006, there were approximately 2.1 million shares available for grant.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     SFAS No. 123R requires share-based compensation expense recognized since January 30, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS No. 123R for unvested options granted subsequent to the adoption date. The Company uses the Black-Scholes option-pricing model to value all options, and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in operating and administrative expense in the accompanying consolidated statements of operations for the thirteen weeks ended April 30, 2006 was approximately $493,000 for the unvested options granted prior to the adoption date. The remaining unrecognized compensation cost related to unvested awards as of April 30, 2006 (net of estimated forfeitures) was approximately $3.1 million and the weighted average period of time over which this cost will be recognized is 1.7 years. Under SFAS No. 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. A summary of the Company’s stock option activity for the thirteen weeks ended April 30, 2006 and other information is as follows:

					Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
	Number of	Grant	Fair	Intrinsic	Options	Exercisable	Intrinsic
	Shares	Price	Value	Value	Exercisable	Price	Value
Balance at January 29, 2006	3,207,409	$14.31
Granted at market price	—	$—	$—
Exercised	(19,200)	$11.71
Cancelled	(162,803)	$25.56

Balance at April 30, 2006	3,025,406	$13.75		$2,062,000	2,243,640	$13.80	$2,058,000

     The weighted average remaining contractual life of all options outstanding at April 30, 2006 was 3.9 years.
     The following table summarizes values for stock options exercised ($ in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2006	2005
Cash received	$256	$308
Tax benefits	$—	$86
     SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on when employees exercise stock options and the current market price), the amounts of operating cash flows recognized for such excess tax deductions for stock option exercises were $86,000 for the thirteen weeks ended May 1, 2005.
Restricted Stock
     The Company has in effect a performance incentive plan for the Company’s management under which the Company awards shares of restricted stock that vest equally over a three-year period. Unvested shares are forfeited when an employee ceases employment except in certain specific circumstances, wherein vesting is accelerated (e.g., Change of Control). For the thirteen weeks ended April 30, 2006, and May 1, 2005, the Company did not grant any shares of restricted stock. For accounting purposes, restricted stock is valued at the grant date fair value of the common stock. The Company’s accounting for restricted stock was not affected by the adoption of SFAS No. 123R. At January 29, 2006, the Company had approximately $1.7 million of deferred compensation costs related to unvested restricted stock included in stockholders’ equity. In accordance with SFAS No. 123R, the deferred compensation balance of $1.7 million as of January 29, 2006 was reclassified to additional paid-in capital. Total share-based compensation expense for restricted stock included in operating and administrative expense in the accompanying consolidated statements of operations for the thirteen weeks ended April 30, 2006 and May 1, 2005 was approximately $190,000 and $106,000, respectively. The remaining unrecognized compensation cost related to unvested awards as of April 30, 2006 was approximately $1.4 million, and the weighted-average period of time over which this cost will be recognized is approximately two years. A summary of the Company’s restricted stock activity for the thirteen weeks ended April 30, 2006 and other information is as follows:

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Weighted
		Average	Aggregate
	Number of	Grant	Intrinsic
	Shares	Price	Value
Non-vested at January 29, 2006	137,779	$14.72
Granted	—	$—
Released	—	$—
Cancelled	(7,255)	$14.27

Non-vested at April 30, 2006	130,524	$14.75	$1,947,000

Long-Term Incentive Plan
     In fiscal 2005, the Compensation Committee of our Board of Directors adopted the LTIP. The LTIP was established within the framework of the Plan, pursuant to which cash-based incentive bonus awards may be granted based upon the satisfaction of specified performance criteria. The Board also approved and adopted forms of Incentive Bonus Unit Award Agreements used to evidence the awards under the LTIP. Under the terms of the LTIP, participants (senior executive officers only) were awarded a certain number of incentive units that are subject to a four-year vesting period (25% per year, with the first vesting period ending in fiscal 2007) as well as stock performance criteria. Subject to specific terms and conditions governing a change in control of the Company, each incentive bonus unit, when vested, represents the participant’s right to receive a cash payment from the Company on specified payment dates equal to the amounts, if any, by which the average of the per share closing prices of the Company’s common stock on the New York Stock Exchange over a specified period of time (after release by the Company of its fiscal year earnings) (the “measuring period”) exceeds $20 per share (which figure is subject to certain adjustments in the event of a change in the Company’s capitalization).
     For accounting purposes, the awards granted under the LTIP are considered to be service-based, cash-settled stock appreciation rights (“SARs”). The award is classified as a liability as the LTIP requires the units to be paid in cash. The Company does not have the option to pay the participant in any other form. While the amount of cash, if any, that will ultimately be received by the participant is not known until the end of the measuring period, the only condition that determines whether the award is vested is whether the employee is still employed by the Company (i.e., completes the required service) at the payment date. Since the amount of cash to be received by the participant is indeterminate at the grant date, SARs are subject to variable plan accounting treatment prior to adoption of SFAS No. 123R whereby the intrinsic value of the award is recognized each period (multiplied by the related percentage of service rendered). Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) requires that the compensation cost for such awards be recognized over the service period for each separately vesting tranche of award as though the award were, in substance, multiple awards.
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
     The LTIP units are classified as a liability award under SFAS No. 123R, and as such, must be measured at fair value at the grant date and recognized as compensation cost over the service period in accordance with FIN 28. The modified prospective transition rules under SFAS No. 123R require that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, the Company recorded $966,000, net of $625,000 income tax benefit, as a cumulative effect of a change in accounting principle for the LTIP fair value liability under SFAS No. 123R upon adoption. For the thirteen weeks ended April 30, 2006, the Company reduced the liability by $598,000 for the LTIP units, as a result of the stock market price decreasing from its year end market value. At April 30, 2006, the Company had recorded a liability of $994,000 related to LTIP units and had approximately $2.9 million of unrecognized compensation cost related to LTIP units. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.
     Pro Forma Information
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
provisions of SFAS No. 123 for the thirteen weeks ended May 1, 2005 (in thousands, except per share data):

Thirteen Weeks Ended
May 1, 2005
(Restated)
Net income — as reported	$16,982
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	68
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(498)

Net income — pro forma	$16,552

Earnings per share — basic:
As reported	$0.38
Pro forma	0.37
Earnings per share — diluted:
As reported	$0.37
Pro forma	0.36
As reported shares:
Basic	45,130
Diluted	45,494
Pro forma shares used in calculation:
Basic	45,130
Diluted	45,513
     The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following assumptions:

Thirteen Weeks
Ended
May 1,
2005
Dividend yield	0%
Risk free interest rate	3.98%
Expected life of options	6
Expected volatility	33.36%
Dividend Yield – The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.
Risk-Free Interest Rate – This is the U.S. Treasury rate for the date of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
Expected Life – This is the period of time over which the options granted are expected to remain outstanding and is based on the mid-point option term under Staff Accounting Bulletin No. 107, Share Based Payment.
Expected Volatility – The Company uses actual historical changes in the closing market price of our stock to calculate volatility based on the expected life of the option as it is management’s belief that this is the best indicator of future volatility. An increase in the expected volatility will increase compensation expense.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123R or the alternative method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application transition method may make a one-time election to adopt the transition method described in this FSP.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We have elected to calculate the additional paid-in-capital pool as prescribed in the FSP (referred to as the “short-cut” method) effective with our adoption of SFAS No. 123R.
Note 4 — Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial condition, results of operations or cash flows.
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
Note 5 — Business Acquisition
     On December 19, 2005, we acquired all of the outstanding stock of Murray’s, a private company headquartered in Belleville, Michigan, that operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana. The purchase price was $180.9 million. As of January 29, 2006, $2.8 million of the purchase price was recorded in other accrued liabilities. The Murray’s acquisition complemented our existing operations and expanded our markets served from 19 to 22 states. The acquisition was funded from borrowings under a $325.0 million senior secured asset-based revolving credit facility and from the issuance of the 4 5/8% senior exchangeable notes. See Note 10 — Long-Term Debt.
     This transaction has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly the financial position and results of operations have been included in our operations since the date of acquisition. In accordance with SFAS No. 141, the purchase price was allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. The allocation of purchase price resulted in an inventory fair value adjustment of $2.8 million, which was expensed to cost of sales in fiscal 2005 and 2006 corresponding to the periods in which the inventory was sold. The excess of purchase price over the fair value of net assets acquired resulted in $104.5 million of non-tax deductible goodwill primarily related to the anticipated future earnings and cash flows of the Murray’s retail stores, as well as cost reductions management expects as a result of integrating administrative functions (including operations, finance, human resources, purchasing and information technology). Of the $59.1 million of identifiable intangible assets, $49.4 million was assigned to the Murray’s trade name and trademarks (with a life of 30 years), $9.3 million was assigned to leasehold interests (with an average life of 17 years) and $0.4 million was assigned to customer relationships (with a life of 10 years). In addition, we recorded a $7.5 million liability for leasehold interests for operating leases that had rental commitments in excess of current market conditions (with an average life of 18 years). See Note 8 — Goodwill and Other Intangible Assets.
     The final purchase price allocation recorded in fiscal 2005 was as follows ($ in thousands):

Cash and cash equivalents	$480
Receivables	2,963
Inventories	51,363
Deferred income taxes	3,628
Prepaids and other assets	2,872

61,306
Property and equipment	20,041
Trade name and trademarks	49,400
Customer relationships	370
Leasehold interests	9,324
Goodwill	104,541
Other long-term assets	65

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets acquired	245,047

Accounts payable and accrued liabilities	36,494
Unfavorable leasehold interests	7,482
Deferred income taxes	19,320
Other liabilities	804

Total liabilities assumed	64,100

Fair value of net assets acquired	$180,947

     Employee termination and relocation costs have been recorded in the above purchase price allocation. As of the acquisition date, the Company began to formulate a plan to terminate or relocate certain Murray’s employees. The Company finalized the appropriate staffing levels in Murray’s departments (including operations, finance, human resources, purchasing and information technology) and the experience levels required to perform certain general and administrative functions, and paid approximately $1.2 million in severance and relocation costs in fiscal 2006. The Company did not close any Murray’s stores as a result of the acquisition.
Note 6 — Inventories
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
•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Our store shrinkage estimates are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. That percentage is multiplied by sales since the last physical inventory through period end. Our shrinkage expense for the thirteen weeks ended April 30, 2006 and May 1, 2005 was approximately $8.1 million and $6.9 million, respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses may be higher or lower than expected.

•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record.
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

	April 30,	January 29,
	2006	2006
FIFO Cost	$569,215	$559,359
Administrative and overhead costs	27,821	31,679
Vendor allowances	(72,393)	(67,959)
Shrinkage	(15,445)	(12,488)
Obsolescence	(1,228)	(2,084)

Net inventory	$507,970	$508,507

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Property and Equipment
     Property and equipment are comprised of the following ($ in thousands):

	April 30,	January 29,
	2006	2006	Estimated Useful life
Land	$348	$348
Buildings	14,626	14,198	15 - 25 years
Leasehold improvements	148,472	146,690	Shorter of lease term or useful life
Furniture, fixtures and equipment	166,533	164,745	3 - 10 years
Property under capital leases	94,825	94,220	5 - 15 years or life of lease
Purchased software	9,626	9,141	5 years

	434,430	429,342

Less: accumulated depreciation and amortization	(261,491)	(255,230)

Property and equipment, net	$172,939	$174,112

     Accumulated amortization of property under capital leases totaled approximately $68.5 million and $67.4 million at April 30, 2006 and January 29, 2006, respectively.
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
Note 8 — Goodwill and Other Intangible Assets
     We completed our annual goodwill impairment test as of February 4, 2007, the last day of our 2006 fiscal year, and we determined that no impairment of goodwill existed. Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company’s stores, including the recently acquired Murray’s stores, are considered components with similar economic characteristics that can be aggregated into one reporting unit for goodwill impairment testing.
     Our intangible assets, excluding goodwill, consist of favorable leasehold interests, license agreements trade names and trademarks, and customer relationship intangibles resulting from business acquisitions. Amortization expense related to intangible assets is computed on a straight-line basis over the respective useful lives. Leasehold interests associated with store closures are written off at the time of closure.
     Of the $59.1 million of identifiable intangible assets resulting from our fiscal 2005 acquisition of Murray’s, $49.4 million was assigned to Murray’s trade name and trademarks (with a life of 30 years), $9.3 million was assigned to leasehold interests asset (with an average life of 17 years) and $0.4 million was assigned to customer relationships (with a life of 10 years). The excess purchase price over identifiable tangible and intangible assets was approximately $104.5 million, which was recorded as goodwill. See Note 5 — Business Acquisition.

     On January 21, 2005, the Company sold a subsidiary that provides diagnostic vehicle repair information. In connection with the sale, the Company was granted a license of the diagnostic software that was valued at approximately $4.4 million and is being amortized over seven years.
     The changes in intangible assets, including goodwill, for the thirteen weeks ended April 30, 2006 are as follows ($ in thousands):

	Carrying				Carrying
	Value as of				Value as of
	January 29, 2006	Additions	Amortization	Adjustments	April 30, 2006
Amortized intangible assets:
Leasehold interests	$28,556	—	—	—	$28,556
Accumulated amortization	(10,111)	—	(335)	—	(10,446)

	18,445	—	(335)	—	18,110

License agreement	4,417	—	—	—	4,417
Accumulated amortization	(631)	—	(158)	—	(789)

	3,786	—	(158)	—	3,628

Tradenames and trademarks	49,400	—	—	—	49,400
Accumulated amortization	(190)	—	(412)	—	(602)

	49,210	—	(412)	—	48,798

Customer relationships	370	—	—	—	370
Accumulated amortization	(4)	—	(9)	—	(13)

	366	—	(9)	—	357

Amortized intangibles, net	71,807	—	(914)	—	70,893

Unamortized intangible assets:
Goodwill	223,507	—	—	—	223,507

Total intangible assets, net	$295,314	$—	$(914)	$—	$294,400

     Estimated amortization expense relating to intangible assets for the next five fiscal years is listed below ($ in thousands):

Fiscal 2007	$4,204
Fiscal 2008	4,127
Fiscal 2009	4,050
Fiscal 2010	3,993
Fiscal 2011	3,947

$20,321

Note 9 — Store Closing Costs
     On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance, it is considered for closure even if we are contractually committed for future rental costs. As a result of past acquisitions, we have closed numerous locations due to store overlap with previously existing store locations.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     As of April 30, 2006, we had a total of 181 locations included in the allowance for store closing costs, consisting of 127 store locations and 54 service centers. Of the store locations, 12 locations were vacant and 115 locations were subleased. Of the service centers, 5 were vacant and 49 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.
     Activity in the allowance for store closing costs and the related payments for the thirteen weeks ended April 30, 2006 and May 1, 2005 are as follows ($ in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2006	2005
		(Restated)
Balance, beginning of year	$7,033	$7,774

Store closing costs:
Provision for store closing costs	—	62
Other revisions in estimates	(149)	37
Accretion	76	105
Operating expenses and other	255	140

Total store closing costs	182	344

Payments:
Rent expense, net of sublease recoveries	(651)	(589)
Occupancy and other expenses	(152)	(199)
Sublease commissions and buyouts	(52)	—

Total payments	(855)	(788)

Ending balance	$6,360	$7,330

     Net cash outflows for closed store locations were approximately $2.8 million for the remainder of fiscal 2006. These cash outflows were funded and future cash outflows are expected to be funded from normal operating cash flows. We closed four stores during the thirteen weeks ended April 30, 2006 (there were no relocations during this period) and closed five additional stores during the remainder of fiscal 2006. These closures generally occurred near the end of the lease terms, which resulted in minimal closed store costs.
Note 10 — Long-Term Debt
Overview
     Subsequent to April 30, 2006, a substantial portion of our outstanding debt was refinanced or the terms thereof were modified, as described in Note 13 — Subsequent Events. The disclosures below relate to borrowings outstanding at the balance sheet dates.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Outstanding debt, excluding capital leases, is as follows ($ in thousands):

	April 30,	January 29,
	2006	2006
Senior credit facility	$102,000	$94,000
7% senior subordinated notes, carrying balance decreased by $9.6 million and $6.7 million, respectively, relating to SFAS No. 133 hedge accounting adjustment	215,373	218,279
3.375% senior exchangeable notes	125,000	125,000
4.625% senior exchangeable notes	100,000	100,000
Seller financing arrangements	13,023	12,709

Total debt	555,396	549,988
Less: Senior credit facility (1)	41,500	42,000
Current maturities of seller financing arrangements	497	465

Total debt (non-current)	$513,399	$507,523

(1)  This portion of the revolving line of credit represents the actual paydown in the following 12-month period.
Fiscal 2005 Financing Transactions
     In fiscal 2005, we completed the following transactions: (1) the issuance of $125.0 million of 3 3/8% senior exchangeable notes (“3 3/8% Notes”) and the purchase of a call option and issuance of a warrant for shares of our common stock in connection with the issuance of the 3 3/8% Notes, (2) the establishment of a $325.0 million senior secured revolving line of credit (“Senior Credit Facility”), and (3) the issuance of $100.0 million of 4 5/8% senior exchangeable notes (“4 5/8% Notes”). We paid premiums of $27.0 million for the call option and received premiums of $17.8 million from the sale of the warrants. We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. We used the proceeds from the issuance of the 4 5/8% Notes, borrowings under the Senior Credit Facility and cash on hand to acquire Murray’s in December 2005 for approximately $180.9 million.
Senior Credit Facility — Revolving Line of Credit
     At April 30, 2006 and January 29, 2006, Auto had a $325.0 million senior secured revolving line of credit. Auto is the borrower under the agreement and it is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). The Senior Credit Facility matures in July 2010.
     Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at April 30, 2006, Auto could only borrow up to an additional $97.9 million under the $325.0 million facility. At April 30, 2006, we had borrowed $102.0 million under the revolving credit facility at an average interest rate of approximately 6.496%, and had $30.2 million of letters of credit outstanding. At each balance sheet date, we classify as a current liability balances outstanding under the revolving portion of the Senior Credit Facility we expect to repay during the following 12 months. Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto will be, under certain circumstances not applicable during the quarter ended April 30, 2006, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR (less the unfinanced portion of capital expenditures), to fixed charges (as defined in the agreement) under a Senior Credit Facility financial maintenance covenant. However, under the terms of the waiver we entered into with respect to the Senior Credit Facility in June 2006, Auto has been required to maintain such ratio at a minimum of 1:1 and will be required to do so until the termination of such waiver and all future waivers.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     7% Notes
     In January 2004, we issued $225 million of our 7% senior subordinated notes (“7% Notes”) due January 15, 2014, with interest payable semi-annually on January 15 and July 15. We are permitted to redeem all of the notes prior to January 15, 2009, pursuant to the make-whole provisions as defined in the indenture under which the 7% Notes were issued. In addition, we are permitted to redeem up to 35% of the aggregate principal amount of the notes before January 15, 2007 with the net proceeds of certain equity offerings. At any time on or after January 15, 2009, we are permitted to redeem some or all of the notes for cash, at our option, in whole or in part, at the following redemption prices, plus accrued and unpaid interest to the date of redemption (expressed as percentages of the principal amount): January 15, 2009 through January 15, 2010, 103.5%; January 15, 2010 through January 15, 2011, 102.3%; January 15, 2011 through January 15, 2012, 101.2%; and January 15, 2012 through maturity, 100%. If we experience a Change of Control (as defined in the indenture under which the notes were issued), holders of the notes are permitted to require us to repurchase their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of the purchase.
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
     All of the 7% Notes were repurchased by the Company in fiscal 2006 subsequent to April 30, 2006.
     3 3/8% Notes and 4 5/8% Notes
     Both the 3 3/8% Notes and the 4 5/8% Notes (collectively, the “Senior Notes”) are exchangeable into cash and shares of our common stock. Upon exchange of the Senior Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of our common stock in respect of that excess. The following table represents key terms of the Senior Notes at the time they were issued:

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
	August 15, 2010, August 15, 2015, and August 15, 2020 or following a fundamental change as described in the indenture	December 15, 2010, December 15, 2015, and December 15, 2020 or following a fundamental change as described in the indenture

Issuance costs being amortized over a 5-year period, corresponding to the first date the noteholders could require repayment	$4.8 million	$3.7 million

Auto will not be able to redeem notes	Prior to August 15, 2010	Prior to December 15, 2010

Auto may redeem for cash some or all of the notes	On or after August 15, 2010, upon at least 35 calendar days notice	On or after December 15, 2010, upon at least 35 calendar days notice

Redemption price	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Prior to their stated maturity, the Senior Notes are exchangeable by the holder only under the following circumstances:
•	During any fiscal quarter (and only during that fiscal quarter) commencing after January 29, 2006, if the last reported sale price of our common stock is greater than or equal to 130% of the exchange price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the Senior Notes have been called for redemption by Auto; or

•	Upon the occurrence of specified corporate transactions, such as a change in control, as described in the indenture under which the Senior Notes were issued.
     If the Senior Notes become exchangeable, the corresponding debt will be reclassified from long-term to current for as long as they remain exchangeable.
     In connection with the issuance of the 3 3/8% Notes, we paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the 3 3/8% Notes. Under the call option we have an option to purchase from the counterparty 5,414,063 shares, subject to adjustment, of our common stock at a price of $23.09 per share, which is equal to the initial exchange price of the 3 3/8% Notes. We received an aggregate of $17.8 million of proceeds from the same counterparty relating to the sale of warrants to acquire, subject to adjustment, up to 5,414,063 shares of our common stock. The warrants are exercisable at a price of $26.29 per share. Both the call option and warrant transactions have five-year terms. The call option and warrant transactions are each to be settled through a net share settlement to the extent that the price of our common stock exceeds the exercise price set forth in the agreements. Our objective with these transactions was to reduce the potential dilution of our common stock upon an exchange of the 3 3/8% Notes. We have accounted for the call option and the warrant as equity under Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
     EITF No. 00-19 provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the Senior Notes providing for the issuance of common shares to the extent our exchange obligation exceeded the debt principal, the embedded put options and the call options in the debt as well as the separate freestanding call options and the warrants associated with the 3 3/8% Notes each meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature, the put options and call options embedded in the debt and the separate freestanding call options and the warrants have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the Senior Notes are exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss (as the cash payment of principal reduces the recorded liability issued at par) and the issuance of common shares would be recorded in stockholders’ equity. Any accrued interest on the debt will not be paid separately upon an exchange and will be reclassified to equity. In addition, the premium paid for the call option and the premium received for the warrant have been recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the 3 3/8% Notes exchange features and the warrant agreements will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $23.09 in the case of the 3 3/8% Notes, and $26.29 in the case of the warrants and for the 4 5/8% Notes, in periods in which our average common stock price exceeds $16.50 (which reflects a modification of the exchange rate of these Notes made after April 30, 2006. See Note 13 — Subsequent Events). The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.
     We have entered into registration rights agreements with respect to the Senior Notes and the underlying shares of our common stock into which the Senior Notes are potentially exchangeable. Under the terms of these agreements, we will be required to pay additional interest of up to 50 basis points on the Senior Notes until the earlier of the date the Senior Notes are no longer outstanding or the date two years after the date of their issuance if we fail to meet certain filing and effectiveness deadlines with respect to the registration of the Senior Notes and the underlying shares of our common stock. No additional interest accrued on the 3 3/8% Notes during the thirteen weeks ended April 30, 2006, however, under the registration rights agreement for the 4 5/8% Notes, additional interest of 25 basis points began to accrue on the 4 5/8% Notes in March 2006 and will increase to 50 basis points in June 2006. In the event the debt is exchanged, the additional interest is not payable.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     All of the 3 3/8% Notes were repaid by the Company after April 30, 2006.
Seller Financing Arrangements
     Seller financing arrangements relate to debt established for stores in which we were the seller-lessee and did not recover substantially all construction costs from the lessor. In those situations, we recorded our total cost in property and equipment and amounts funded by the lessor as a debt obligation in the accompanying balance sheet in accordance with EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction. A portion of the rental payments made to the lessor is charged to interest expense and reduces the corresponding debt based on amortization schedules.
Debt Covenants
     Certain of our debt agreements at April 30, 2006 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances, subject to a minimum ratio of consolidated EBITDAR to fixed charges (as defined in the agreement the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant. At April 30, 2006, this ratio covenant was not applicable.
     A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence of an event of default under our Senior Credit Facility or the Term Loan Facility (described in Note 13 — Subsequent Events), the lenders could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets. At April 30, 2006, we were in compliance with the covenants under all our debt agreements. See Note 13 — Subsequent Events for a discussion of our refinancing activities and the status of our debt covenants subsequent to April 30, 2006.
Note 11 — Earnings per Share
     Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2006	2005
		(Restated)
Numerator for basic and diluted earnings per share:
Net Income	$10,191	$16,982

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	43,844	45,130

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	43,844	45,130
Effect of dilutive securities	374	364

Weighted average shares outstanding (diluted)	44,218	45,494

Shares excluded as a result of anti-dilution:
Stock options	1,212	385
     Incremental net shares for the exchange feature of the $125.0 million of 3 3/8% Notes and $100.0 million of 4 5/8% Notes will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $23.09 and $20.06 per share, respectively. See Note 13 — Subsequent Events.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — Legal Matters
Audit Committee Investigation and Restatement of the Consolidated Financial Statements
     Overview
     In its 2005 10-K, the Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 were restated to correct errors and irregularities of the type identified in its Audit Committee-led investigation and other accounting errors and irregularities identified by the Company in the course of the restatement process (relative to the 2005 10-K), all as more fully described in the “Background” section below.
     The Audit Committee concluded that the errors and irregularities were primarily the result of actions directed by certain personnel and an ineffective control environment that, among other things, permitted the following to occur:
•	recording of improper accounting entries as directed by certain personnel;

•	inappropriate override of, or interference with, existing policies, procedures and internal controls;

•	withholding of information from, and providing of improper explanations and supporting documentation to, the Company’s Audit Committee and Board of Directors, as well as its internal auditors and independent registered public accountants; and

•	discouraging employees from raising accounting related concerns and suppressing accounting related concerns and suppressing accounting related inquiries that were made.
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
     On March 23, 2006, the Audit Committee concluded that, due to accounting errors and irregularities then noted, the Company’s (i) fiscal 2004 consolidated financial statements, as well as its consolidated financial statements for fiscal years 2003, 2002 and 2001, (ii) selected consolidated financial data for each of the five years in the period ended January 30, 2005, (iii) interim financial information for each of its quarters in fiscal 2003 and fiscal 2004 included in its 2004 10-K, and (iv) interim financial statements included in its Form 10-Qs for the first three quarterly periods of fiscal 2005, should no longer be relied upon. On March 27, 2006, the Company announced that it would be postponing the release of its fourth quarter and fiscal 2005 financial results pending the outcome

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Audit Committee-led investigation; that it would be restating historical financial statements; and that the Company’s consolidated financial statements for the prior interim periods and fiscal years indicated above should no longer be relied upon.
     The initial and primary focus of the Audit Committee-led investigation was the Company’s accounting for inventory and for vendor allowances associated with its merchandising programs. However, the Audit Committee did not limit the scope of the investigation in any respect, which was subsequently broadened to encompass other potential concerns raised during the course of the investigation. Throughout and upon completion of the investigation, representatives of the Audit Committee and its legal and accounting advisors shared the results of the investigation with the Company’s independent registered public accounting firm and the SEC, which is conducting a formal investigation of these matters. As noted below, the Company continues to share information and believes it is cooperating fully with the SEC in its formal investigation.
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
     The legal and accounting advisors to the Audit Committee, from March through the end of September 2006, reviewed relevant documentation and interviewed current and former officers and employees of the Company. The investigation and restatement process identified numerous instances of improperly supported journal entries recorded to general ledger accounts, override of Company policies and procedures, absence of appropriately designed policies and procedures, misapplication of GAAP and other ineffective controls. In addition, the investigation identified evidence of both a “tone” among certain senior executives of the Company that discouraged the raising of accounting concerns and other behavior that was deemed to not be acceptable by five of our directors, including the members of the Special Investigation Committee appointed by the Audit Committee, who are not present or former members of our management (the “Disinterested Directors”).
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
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, approximately $3.7 million of which was incurred in the first quarter of fiscal 2006. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.
Securities Class Action Litigation
     On June 9 and 20, 2006, two shareholder class actions alleging violations of the federal securities laws were filed in the United States District Court for the District of Arizona against the Company and four of its current and former officers: Maynard Jenkins (who is also a director), James Riley, Martin Fraser and Don Watson (collectively referred to as the “Defendants”). The cases are entitled Communications Workers of America Plan for Employees Pensions and Death Benefits v. CSK Auto Corporation, et al., No. Civ. 06-1503 PHX DGC (“Communications Workers”) and Wilfred Fortier v. CSK Auto Corporation, et al., No. Civ. 06-1580 PHX DGC. The cases were consolidated on September 18, 2006, with the Communications Workers case as the lead case. The consolidated actions have been brought on behalf of a putative class of purchasers of CSK Auto Corporation stock between March 20, 2003 and April 13, 2006, inclusive. The consolidated amended complaint, filed on November 30, 2006, alleged that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, promulgated thereunder, as well as Section 20(a) of the Exchange Act. The consolidated amended complaint alleged that Defendants issued false statements before and during the class period about the Company’s income, earnings and internal controls, allegedly causing the Company’s stock to trade at artificially inflated prices during the class period. It sought recovery of damages in an unspecified amount. The Defendants filed motions to dismiss the consolidated amended complaint, arguing that the plaintiffs failed to adequately plead violations of the federal securities laws. The court issued an order on March 28, 2007 granting the motions to dismiss, but

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowing plaintiffs leave to amend the complaint. Plaintiffs filed their Second Amended Complaint on May 25, 2007, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5, promulgated thereunder, and Section 20(a) of the Exchange Act, against the same Defendants, except for James Riley, whom the plaintiffs voluntarily dismissed. The Company filed a motion to dismiss the Second Amended Complaint on July 13, 2007. This litigation is in its early stages, and we cannot predict its outcome; however, it is reasonably possible that the outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Shareholder Derivative Litigation
     On July 31, 2006, a shareholder derivative suit was filed in the United States District Court for the District of Arizona against certain of CSK’s current and former officers and all current and certain former directors. The Company is a nominal defendant. On March 2, 2007, plaintiff filed an amended derivative complaint. The amended derivative complaint alleged claims under Section 304 of the Sarbanes-Oxley Act of 2002 and for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The amended derivative complaint sought, purportedly on behalf of the Company, damages, restitution, and equitable and injunctive relief. The Company filed a motion to dismiss arguing that plaintiff failed to plead facts establishing that plaintiff was excused from making a demand on the Company’s board of directors to pursue these claims. The individual defendants joined in the Company’s motion. While the motion to dismiss was pending, plaintiff filed a motion for leave to amend her complaint. On June 11, 2007, the court granted plaintiff leave to amend and plaintiff filed her Second Amended Complaint, which alleges the same claims as the prior complaint, but adds various supporting allegations. On June 22, 2007, the Company filed a motion to dismiss the Second Amended Complaint for failure to plead demand futility adequately or, in the alternative, to stay the case until the shareholder class action litigation is resolved. The individual defendants joined in the Company’s motion. On July 20, 2007, plaintiff filed an opposition to the Company’s motion to dismiss the Second Amended Complaint, alleging that the three Audit Committee members and Mr. Jenkins (Chief Executive Officer and Chairman of the Board) are not sufficiently disinterested and independent to properly consider a pre-suit demand on the Board. The Company filed a reply on August 3, 2007 in support of its motion to dismiss the Second Amended Complaint. No hearing date has been scheduled and the Company does not anticipate a ruling until at least August 2007. This litigation is also in its early stages, and we cannot predict its outcome.
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
     In a separate matter, on October 13, 2006, the Board issued its Notice of Determination for the period January 1, 2001 through January 4, 2004 seeking from us approximately $666,000, including tax, interest and penalties. Less than half of that amount related to sales tax on returned battery cores. During this period, we changed our business practices to not refund to customers the sales tax associated with battery cores returned by them to our stores, which is the position advocated by the Board. The Company expensed and paid in fiscal 2006 approximately $375,000 with respect to other items of the assessment and filed a Petition for Redetermination with respect to the sales tax associated with battery cores. Based on the Board’s determination relative to the previous assessment described above, the Company does not believe it has liability for the portion of the assessment relating to the sales tax associated with returned battery cores.
     We were served on October 26, 2004 with a lawsuit that was filed in the Superior Court in San Diego, California. The case was

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 13 — Subsequent Events
     On March 27, 2006, we announced our inability to file our fiscal 2005 consolidated financial statements with the SEC as a result of the need to restate our financial statements. The resulting extended delay in the filing of these statements and their delivery to the trustees under the indentures under which our 3 3/8% Notes, 4 5/8% Notes and 7% Notes were issued created potential default implications thereunder. As a result, we completed a tender offer for our 7% Notes in which we repurchased $224.96 million of the 7% Notes, repaid all $125.0 million of our 3 3/8% Notes upon the acceleration of their maturity, and entered into a supplemental indenture with respect to our 4 5/8% Notes pursuant to which any default arising from our filing delays was waived and potential filing defaults were eliminated until June 30, 2007 in return for more favorable interest and exchange rate terms as outlined below. We also entered into a $350.0 million term loan facility (the “Term Loan Facility”), which was used to pay the tender offer consideration for the 7% Notes and to repay the 3 3/8% Notes upon their acceleration.
     In June 2006, we commenced a cash tender offer and consent solicitation with respect to our 4 5/8% Notes. We did not purchase any notes in the tender offer because holders of a majority of the outstanding 4 5/8% Notes did not tender in the offer prior to its expiration date. We later obtained the consent of the holders of a majority of the 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were issued that (i) waived any default arising from Auto’s failure to file certain financial information with the Trustee for the notes, (ii) exempted Auto from compliance with the SEC filing covenants in the indenture until June 30, 2007, (iii) increased the interest rate of the notes to 6 3/4% per year until December 15, 2010 and 6 1/2% per year thereafter, and (iv) increased the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of notes. All other terms of the indenture are unchanged from those disclosed in Note 10 — Long-Term Debt. Costs associated with the tender offer and supplemental indenture were approximately $0.5 million and were recognized in operating and administrative expenses in the second quarter of fiscal 2006. Under the registration rights agreement we entered into in connection with the issuance of the 4 5/8% Notes, additional interest of 25 basis points began to accrue on the 4 5/8% Notes in March 2006 and increased to 50 basis points in June 2006. In total, we incurred approximately $1.5 million in additional interest expense in fiscal 2006 related to the increase in the coupon interest rate to 6 3/4% and the additional interest expense under the registration rights agreement. Also, in accordance with EITF No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, our changes to the 4 5/8% Notes were recorded in fiscal 2006 as a modification, not an extinguishment of the debt. The Company recorded the increase in the fair value of the exchange option as a debt discount of approximately $7.7 million with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount will be amortized to interest expense following the interest method to the first date the noteholders could require repayment.
     In July 2006, we completed the repurchase of virtually all of the 7% Notes and repaid all the 3 3/8% Notes upon the acceleration of their maturity for the principal amounts of $224.96 million and $125.0 million, respectively. Unamortized deferred financing fees at the time of refinancing the 7% Notes and the 3 3/8% Notes were $4.5 million and $4.0 million, respectively, and costs associated with these transactions were approximately $0.6 million, all of which was recognized as a loss on debt retirement during fiscal 2006. We also terminated our interest rate swap agreement, which was intended to hedge the fair value of $100.0 million of the 7% Notes. Consideration of $11.1 million was paid to terminate the swap, of which $10.4 million represented the fair value liability and $0.7 million represented accrued interest. The $10.4 million was recognized as a loss during fiscal 2006. In September 2006, the equity call option and warrant contracts entered into contemporaneously with the issuance of the 3 3/8% Notes were terminated and settled with the counterparty. We elected a cash settlement and received approximately $2.8 million for the call option and paid

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.4 million proceeds for the warrant contract. These amounts represented the fair value of the contracts at the termination date and were recorded as additional paid-in capital in fiscal 2006.
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
     In June 2006, in connection with our inability to timely file our periodic reports with the SEC as a result of the need to restate our financial statements, we entered into a waiver with respect to our Senior Credit Facility. Costs associated with the waiver were approximately $1.6 million, and were recorded as deferred financing costs.
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
     At the date of the filing of this Quarterly Report, the Senior Credit Facility requires a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) under certain circumstances. Although the Fixed Charge Coverage Ratio of the Senior Credit Facility was not applicable at that date, under the terms of the waiver we entered into with respect to the Senior Credit Facility during the second quarter of fiscal 2006, Auto is required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all future waivers. For the four quarters ended February 4, 2007, this Ratio as so defined was 1.47:1. The Term Loan Facility also contains certain financial covenants, one of which is the requirement of a minimum Fixed Charge Coverage Ratio (as separately defined in the Term Loan Facility) of 1.4:1 until December 31, 2008 and 1.45:1 thereafter. For the four quarters ended February 4, 2007, this Ratio was 1.55:1. The Term Loan Facility also requires that a leverage ratio test be met. The maximum leverage ratio permitted was 3.75:1 at the end of fiscal 2006 and is 3.95:1, 3.85:1, 3.75:1 and 3.50:1 for the first, second, third and fourth quarters, respectively, of fiscal 2007. The leverage ratio further declines to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of fiscal 2009. Our leverage ratio was 3.31:1 as of February 4, 2007. The leverage ratios for fiscal 2007 reflect the April 27, 2007 second amendment of the Term Loan Facility in which certain fiscal 2007 leverage ratios were modified as set forth above to provide greater flexibility along with the elimination of undrawn letters of credit from the definition of debt. Based on our current financial forecasts for fiscal 2007, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility described above for fiscal 2007 and the foreseeable future. However, a significant decline in our net sales or gross margin or unanticipated significant increases in operating costs or LIBOR-based interest rates could limit the effectiveness of discretionary actions management could take to maintain compliance with financial covenants. Although we do not expect such significant decreases and increases to occur, if they did occur, we would seek to obtain a covenant waiver from our lenders or seek a refinancing, both of which we believe are viable options for the Company. However, there can be no assurances a waiver would be obtained or a refinancing could be achieved.
     On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the then-current third waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) September 15, 2007, with respect to the filing of our Quarterly Reports on Form 10-Q for fiscal 2006 and the first quarter of fiscal 2007, and October 15, 2007, with respect to the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; (ii) the date on which we have filed with the SEC all of our delinquent SEC filings up to and including our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; and (iii) the date ten days prior to the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such Notes has expired. When we renegotiated the terms of our 4 5/8% (now 6 3/4%) Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee of such Notes our late periodic SEC filings. As we did not so file and deliver all such filings by June 30, 2007, a notice of default may now be given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, which would give the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes no sooner than 60 days after the giving of such notice of default to the Company. No such

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
notice of default had been given as of the date of the filing of this Quarterly Report. The occurrence of an event of default under the indenture under which the 6 3/4% Notes were issued, along with the expiration of the applicable grace period thereunder, would result in an event of default under the Senior Credit Facility, which would in turn result in an event of default under the Term Loan Facility. Although we did not so file and deliver all of our late periodic SEC filings by June 30, 2007, we expect to be able to complete all such filings within the time periods required by the current waiver to the Senior Credit Facility. Nevertheless, if we were to fail to complete such filings by such deadlines, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth or referenced under “Note Concerning Forward Looking Information” above.
     In the following discussion, we refer to the thirteen week period ended on April 30, 2006 and May 1, 2005 as the “first quarter” and the “thirteen weeks” of those fiscal years.
Overview
     CSK Auto Corporation (“CSK”) is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers of such products in the entire country, based, in each case, on store count. As of April 30, 2006, through our wholly owned subsidiary CSK Auto, Inc., we operated 1,283 stores in 22 states under one fully integrated operating format and the following four brand names (referred to collectively as “CSK Stores”):
•	Checker Auto Parts, founded in 1969, with 446 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 225 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 495 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 117 stores in the Midwest.
     At April 30, 2006, we also operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, offering primarily tools, hardware, housewares and other household goods, and seasonal items. As a part of our continuing review of store results, we closed three of the five Pay N Save stores during the first quarter of fiscal 2007. The remaining two stores were converted to clearance centers and stocked primarily with product from the former Pay N Save store locations. We concluded that the sales performance of the Pay N Save stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count. The Pay N Save concept provided us with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK Stores. This function is now being accommodated with a combination (“combo”) store shopping format in existing stores that are larger than our average store size of 7,500 square feet. A combo store includes approximately 2,500 square feet for our most popular value-concept SKUs that we first tested in the Pay N Save stores. At February 4, 2007, we operated seven combo stores and planned to open two more combo stores in fiscal 2007. We will evaluate the combo stores’ performance before we expand the combo store concept to additional locations.
     During the first quarter of fiscal 2006, we opened 14 CSK Stores and one Pay N Save store and closed four stores, resulting in 11 net new stores.
Significant Events
     Below is a summary of significant events that have occurred during the first quarter of fiscal 2006 and through the date of this filing.
     Audit Committee Investigation and Restatement of the Consolidated Financial Statements
     The Company’s consolidated financial statements for the thirteen weeks ended May 1, 2005 included in this Quarterly Report were restated to correct errors and irregularities of the type identified in the course of the Audit Committee-led investigation and other accounting errors and irregularities identified by the Company in the course of the restatement process associated with its 2005 10-K. The Audit Committee-led investigation is described in greater detail in Note 12 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
     Following the completion of the Audit Committee-led investigation, the Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the Senior Vice President and General

Counsel and the Senior Vice President and Chief Financial Officer to develop a remediation plan to address the types of matters identified during the investigation. The proposed remediation plan that the Remediation Committee is working with reflects the input of the Disinterested Directors. While most aspects of the plan are presently in the development phase, this remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes and policies, as well as departmental specific measures. See discussion under “Plan for Remediation of Material Weaknesses” in Item 4, “Controls and Procedures,” below.
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, approximately $3.7 million of which was incurred in the first quarter of fiscal 2006. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.
     For a summary of the impact of the restatement on our consolidated statements of operations and of cash flows for the thirteen weeks ended May 1, 2005, see Note 2 — Audit Committee Investigation and Restatement of Consolidated Financial Statements to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
Fiscal 2005 Financing Transactions
     In fiscal 2005, we completed the following transactions: (1) the issuance of $125.0 million of 3 3/8% senior exchangeable notes (“3 3/8% Notes”) and the purchase of a call option and issuance of a warrant for shares of our common stock in connection with the issuance of the 3 3/8% Notes, (2) the establishment of a $325.0 million senior secured revolving line of credit (“Senior Credit Facility”), and (3) the issuance of $100.0 million of 4 5/8% senior exchangeable notes (“4 5/8% Notes”). We paid premiums of $27.0 million for the call option and received premiums of $17.8 million from the sale of the warrants. We used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on hand to repay in full $251.2 million of indebtedness outstanding under our previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of our common stock and pay fees and expenses directly related to the transactions. We used the proceeds from the issuance of the 4 5/8% Notes, borrowings under the Senior Credit Facility and cash on hand to acquire Murray’s in December 2005 for approximately $180.9 million.
Fiscal 2006 Refinancing
     Our inability to timely file our periodic reports with the SEC as a result of the need to restate our financial statements created potential default implications under our debt instruments. As a result, in July 2006, we completed a cash tender offer and consent solicitation for our 7% senior subordinated notes (“7% Notes”), and entered into a $350.0 million term loan facility (the “Term Loan Facility”), which was used to pay the tender offer consideration for the 7% Notes and to repay the 3 3/8% Notes upon their acceleration. We also obtained the consent of the holders of a majority of the outstanding 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were originally issued to waive any default arising from our filing delays, exempt the Company from compliance with the SEC filing covenants in the indenture until June 30, 2007, increase the applicable coupon interest rate to 6 3/4%, and improve the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of the notes.
     See the “Liquidity and Capital Resources” section below for further description of the transactions described above and our compliance with debt covenants.
Results of Operations
     The following discussion summarizes the significant factors affecting operating results for the thirteen weeks ended April 30, 2006 and May 1, 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this Quarterly Report as well as our 2006 10-K.

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended
	April 30,	May 1,
	2006	2005
		(Restated)
Net sales	100.0%	100.0%
Cost of sales	53.6%	51.9%

Gross profit	46.4%	48.1%
Other costs and expenses:
Operating and administrative	39.3%	39.0%
Investigation and restatement costs	0.8%	0.0%
Store closing costs	0.0%	0.1%

Operating profit	6.3%	9.0%
Interest expense	2.2%	2.1%

Income before income taxes and cumulative effect of change in accounting principle	4.1%	6.9%
Income tax expense	1.7%	2.7%

Income before cumulative effect of change in accounting principle	2.4%	4.2%
Cumulative effect of change in accounting principle, net of tax	0.2%	—

Net income	2.2%	4.2%

Thirteen Weeks Ended April 30, 2006 Compared to Thirteen Weeks Ended May 1, 2005
     Retail sales represent sales to the do-it-yourself customer. Commercial sales represent sales to commercial accounts, including such sales from stores without commercial sales centers. We evaluate comparable (or “same store”) sales based on the change in net sales commencing after the time a new store has been open or an acquired store has been owned by the Company and open for 12 months. Therefore, sales for the first 12 months a new store is open or an acquired store is owned are not included in the comparable store calculation. Stores that have been relocated are included in comparable store sales immediately.
     Net sales for the first quarter of fiscal 2006 increased 14.4%, or $58.5 million, compared to the first quarter of fiscal 2005. Net sales were $463.8 million in the first quarter of fiscal 2006 compared to $405.3 million in the first quarter of fiscal 2005. The increase in sales was primarily due to sales from the Murray’s stores we acquired in December 2005. Total same store sales declined by 2.3% with same store retail sales declining 4.0% and same store commercial sales increasing 5.6%. The decline in same store sales was due to a decline in customer count (measured by the number of in-store transactions), which was partially offset by an increase in the average transaction size (measured by dollars spent per sale). We believe our net sales during this period were negatively impacted by persistent high gas prices, particularly in California, where many of our stores are located. The Company also believes that comparable store sales during this period were adversely affected by new store openings—both of the Company’s stores and our competitor’s stores. During this period, sales in our new stores failed to increase at the rate they have historically.
     Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. Gross profit was $215.2 million, or 46.4% of sales, for the first quarter of fiscal 2006, as compared to $195.0 million, or 48.1% of sales, for the first quarter of fiscal 2005. The increase in gross profit dollars is primarily the result of the additional sales from the acquired Murray’s stores. The gross margin percentage declined as we experienced declines in the comparable retail sales per store, which carry higher margins than commercial sales. Additionally, sales from the Murray’s stores we acquired in December 2005 generated lower margins in fiscal 2006.
     Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, which include salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses. Operating and administrative expenses were $182.1 million, or 39.3% of net sales, in the first quarter of fiscal 2006, compared to $158.0 million, or 39.0% or net sales, in the first quarter of fiscal 2005. Operating and administrative expenses increased $24.1 million primarily as a result of the impact of the acquisition of the Murray’s stores, including store related expenses, as well as expenses associated with 40 net new stores added from

May 1, 2005 through April 30, 2006 from organic growth.
     The Audit Committee-led investigation and restatement process relative to our 2005 10-K resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, approximately $3.7 million of which was incurred in the first quarter of fiscal 2006 and was reflected in operating and administrative expense.
     Interest expense for the first quarter of fiscal 2006 was $10.3 million compared to $8.7 million for the first quarter of fiscal 2005. The $1.6 million increase in the interest expense was primarily the result of increased debt we assumed in connection with our acquisition of Murray’s in December 2005. The Company’s debt level (excluding capital leases) at April 30, 2006 increased by $74.7 million to $555.4 million compared to $480.7 million as of May 1, 2005.
     Income tax expense for the first quarter of fiscal 2006 was $7.7 million compared to $11.0 million for the same period in 2005. Our effective tax rate was 40.9% in the first quarter of 2006 compared to 39.2% for the first quarter of 2005.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize the grant-date fair value of stock options and other equity-based compensation in the income statement. We adopted SFAS No. 123R at the beginning of fiscal 2006 using the modified prospective method. In addition to stock options and restricted stock, the Company granted incentive units in fiscal 2005 under a long-term incentive plan (the “LTIP”) for its senior executive officers, which are classified as liability awards, and as such, the transition rule under SFAS No. 123R requires that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the liability that would have been recorded under the fair value method at the date of adoption, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, we recognized a cumulative effect of a change in accounting principle of approximately $1.0 million, net of $0.6 million tax benefit, associated with the LTIP.
Liquidity and Capital Resources
Overview of Liquidity
     Debt is an important part of our overall capitalization. Our outstanding debt balances (excluding capital leases) as of April 30, 2006 and January 29, 2006 were $555.4 million and $550.0 million, respectively. Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. At April 30, 2006, we had approximately $97.9 million of remaining borrowing capacity under our Senior Credit Facility in addition to $102.0 million of outstanding borrowings thereunder and $30.2 million of outstanding letters of credit issued thereunder.
     At the beginning of fiscal 2006, the Company had a $325 million Senior Credit Facility and had outstanding $225 million of 7% Notes, $125 million of 3 3/8% Notes and $100 million of 4 5/8% Notes. During the second quarter of fiscal 2006, we refinanced, amended or obtained waivers with respect to all of our debt instruments due to our inability to timely file our periodic reports with the SEC and our financial statements with the lenders under our Senior Credit Facility. The delay in the filing of these reports and financial statements due to the need to restate our financial statements created potential default implications under all our debt instruments. As a result, we entered into a waiver with respect to our Senior Credit Facility, entered into a new six year $350 million Term Loan Facility, borrowings under which were used to repurchase virtually all of our 7% Notes and to repay all of our 3 3/8% Notes upon their acceleration, and renegotiated the terms of our 4 5/8% Notes (now 6 3/4% Notes).
     We are required to make quarterly debt amortization payments of 0.25% of the aggregate principal amount of the loans under our Term Loan Facility beginning December 31, 2006. We paid approximately $0.9 million in debt amortization payments under this Facility in the fourth quarter of fiscal 2006, and expect to pay approximately $3.5 million in fiscal 2007. We are not required to make debt principal payments on our Senior Credit Facility until 2010. Our 6 3/4% Notes (formerly our 4 5/8% Notes) become exchangeable if our common stock price exceeds $21.45 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Such an exchange would require repayment of the principal amount of the 6 3/4% Notes in cash and any premium in our common stock. If not exchangeable sooner, the earliest date that the noteholders may require us to repurchase the Notes is December 15, 2010.
     We intend to fund our cash requirements with cash flows from operating activities, borrowings under our Senior Credit Facility and short-term trade credit relating to payment terms for merchandise inventory purchases. We believe these sources should be sufficient to meet our cash needs for the foreseeable future. However, if we become subject to significant judgments, settlements or fines related to the matters discussed in Note 12 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report, or any other matters, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our credit ratings, our ability to access the capital markets and our compliance with our debt covenants.

     As discussed in greater detail below under the heading “Factors Affecting Liquidity and Capital Resources — Debt Covenants,” when we renegotiated the terms of our 4 5/8% Notes (now 6 3/4% Notes) in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee under the note indenture our periodic SEC filings. As we did not so file and deliver all of our delinquent periodic SEC filings by June 30, 2007, a notice of default may now be given to the Company by the trustee for the 6 3/4% Notes or by the holders of 25% of the Notes, which would give the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such notes no sooner than 60 days after the giving of such notice of default to the Company. No such notice of default had been given as of the date of the filing of this Quarterly Report.
     Although we did not file all of our late periodic SEC filings by June 30, 2007, we expect to be able to complete all such filings within the time periods required by the current waiver to the Senior Credit Facility. Although no assurance can be given that such filings will be made by such date, the filing of such reports by that date should permit us to avoid an acceleration of the 6 3/4% Notes and any additional negative consequences of such late filings under the Senior Credit Facility or the Term Loan Facility. Nevertheless, if we were to fail to meet our filing deadline, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor able to refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent as the occurrence of an event of default under the indenture for the 6 3/4% Notes, along with the expiration of the applicable grace period thereunder, would result in an event of default under the Senior Credit Facility, which would in turn result in an event of default under the Term Loan Facility.
Analysis of Cash Flows
     Net cash provided by operating activities decreased $6.7 million during the first quarter of fiscal 2006 to $43.1 million compared to $49.8 million of cash provided by operating activities during the first quarter of fiscal 2005. Net income in the first quarter of fiscal 2006 decreased $6.8 million compared to the first quarter of fiscal 2005. The decrease in net income was primarily related to approximately $3.7 million of expenses associated with the Audit Committee-led investigation and restatement process relative to our 2005 10-K, as well as the decline in our operating performance and higher interest expense. As a result of the decline in same store sales, less than expected results from the Murray’s stores and the Company’s new stores and the decline in our gross margin percentage, the increase in gross profit dollars during the first quarter of fiscal 2006 was less than the increase in our operating and administrative expenses. Gross profit as a percent of sales decreased from 48.1% of net sales for the first quarter of fiscal 2005 to 46.4% of net sales for the first quarter of fiscal 2006 as we experienced declines in our comparable retail sales per store, which carry somewhat higher margins than the shift to commercial sales. Additionally, sales from the Murray’s stores we acquired in December 2005 generated lower margins in fiscal 2006. Interest expense for the first quarter of fiscal 2006 increased by $1.6 million compared to the first quarter of fiscal 2005, primarily as a result of increased debt we assumed in connection with our acquisition of Murray’s in December 2005.
     Net cash used in investing activities totaled $9.4 million for the first quarter of fiscal 2006 compared to $6.7 million used during the comparable period of fiscal 2005. Capital expenditures during the first quarter of fiscal 2006 were $1.0 million higher than in the first quarter of fiscal 2005 as a result of investments made to support new store openings. During the first quarter of fiscal 2006, we opened 15 stores (including one Pay N Save store) and closed four stores, resulting in 11 net new stores. New stores are generally financed utilizing operating leases that require capital expenditures for fixtures and store equipment. New or relocated stores require approximately $136,000 per store for leasehold improvements and each new store, except for relocated stores, requires an estimated investment in working capital, principally for inventories, of approximately $300,000.
     In December 2005, we acquired Murray’s for a total acquisition cost of $180.9 million. As of January 29, 2006, we paid approximately $177.6 million, net of $0.5 million cash acquired, and recorded approximately $2.8 million in accrued liabilities, of which $1.6 million was paid during the thirteen weeks ended April 30, 2006.
     Net cash provided by financing activities totaled $5.0 million for the first quarter of fiscal 2006 compared to $2.0 million used in financing activities in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, we had net borrowings of $8.0 million under our Senior Credit Facility.
     We lease our office and warehouse facilities, all but one of our retail stores and most of our vehicles and equipment. Certain of the vehicles and equipment leases are classified as capital leases and, accordingly, the asset and related obligation are recorded on our balance sheet. However, substantially all of our store leases are operating leases with private landlords and provide for monthly rental payments based on a contractual amount. The majority of these lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. We believe that the long duration of our store leases provides adequate certainty for our store locations without the risks associated with real estate ownership.
     As of April 30, 2006, there are no material changes to the contractual obligations table disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K.

Store Closures
     On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance, it is considered for closure, even if we are contractually committed for future rental costs. As a result of past acquisitions, we have closed numerous locations due to store overlap with previously existing store locations.
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
     As of April 30, 2006, we had a total of 181 locations included in the allowance for store closing costs, consisting of 127 store locations and 54 service centers. Of the store locations, 12 locations were vacant and 115 locations were subleased. Of the service centers, 5 were vacant and 49 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.
     Activity in the allowance for store closing costs and the related payments for the thirteen weeks ended April 30, 2006 and May 1, 2005 are as follows ($ in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2006	2005
		(Restated)
Balance, beginning of year	$7,033	$7,774

Store closing costs:
Provision for store closing costs	—	62
Other revisions in estimates	(149)	37
Accretion	76	105
Operating expenses and other	255	140

Total store closing costs	182	344

Payments:
Rent expense, net of sublease recoveries	(651)	(589)
Occupancy and other expenses	(152)	(199)
Sublease commissions and buyouts	(52)	—

Total payments	(855)	(788)

Ending balance	$6,360	$7,330

     Net cash outflows for closed store locations were approximately $2.8 million for the remainder of fiscal 2006. These cash outflows were funded and future cash outflows are expected to be funded from normal operating cash flows. We closed four stores during the thirteen weeks ended April 30, 2006 (there were no relocations during this period) and closed five additional stores during the remainder of fiscal 2006. These closures generally occurred near the end of the lease terms, which resulted in minimal closed store costs.

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
Inflation
     We do not believe our operations have been materially affected by inflation. We believe that we will be able to mitigate the effects of future merchandise cost increases principally through economies of scale resulting from increased volumes of purchases, selective forward buying and the use of alternative suppliers and price increases. If we are not able to mitigate the effects of future merchandise cost increases through these or other measures, the fixed cost of our organic growth will adversely affect our profitability. We also experience inflationary increases in rent expense as some of our lease agreements are adjusted based on changes in the consumer price index.
Debt Covenants
     Certain of our debt agreements at April 30, 2006 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto will be, under certain circumstances not applicable during the quarter ended April 30, 2006, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR (less the unfinanced portion of capital expenditures), to fixed charges (as defined in the agreement) under a Senior Credit Facility financial maintenance covenant. The financial covenants applicable to the Company under the Senior Credit Facility and the Term Loan Facility as of the date of this filing are discussed below.
     A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under the Senior Credit Facility or the Term Loan Facility, the lenders thereunder could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts owing thereunder to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full such indebtedness, which is collateralized by substantially all of our assets. At April 30, 2006, we were in compliance with the covenants under all our debt agreements.
     At the date of the filing of this Quarterly Report, the Senior Credit Facility requires a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) under certain circumstances. Although the Fixed Charge Coverage Ratio of the Senior Credit Facility was not applicable at that date, under the terms of the waiver we entered into with respect to the Senior Credit Facility during the second quarter of fiscal 2006, Auto is required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all future waivers. For the four quarters ended February 4, 2007, this Ratio as so defined was 1.47:1. The Term Loan Facility also contains certain financial covenants, one of which is the requirement of a minimum Fixed Charge Coverage Ratio (as separately defined in the Term Loan Facility) of 1.4:1 until December 31, 2008 and 1.45:1 thereafter. For the four quarters ended February 4, 2007, this Ratio was 1.55:1. The Term Loan Facility, as amended, also requires that a leverage ratio test be met. The maximum leverage ratio permitted was 3.75:1 at the end of fiscal 2006 and is 3.95:1, 3.85:1, 3.75:1 and 3.50:1 for the first, second, third and fourth quarters, respectively, of fiscal 2007. The leverage ratio further declines to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of fiscal 2009. Our leverage ratio was 3.31:1 as of February 4, 2007. The leverage ratios for fiscal 2007 reflect the April 27, 2007 second amendment of the Term Loan Facility in which certain fiscal 2007 leverage ratios were modified as set forth above to provide greater flexibility along with the elimination of undrawn letters of credit from the definition of debt. Based on our current financial forecasts for fiscal 2007, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility described above for fiscal 2007 and the foreseeable future. However, a significant decline in our net sales or gross margin or unanticipated significant increases in operating costs or LIBOR-based interest rates could limit the effectiveness of discretionary actions management could take to maintain compliance with financial covenants. Although we do not expect such significant decreases and increases to occur, if they did occur, we would seek to obtain a covenant waiver from our lenders or seek a refinancing, both of which we believe are viable options for the Company. However, there can be no assurances a waiver would be obtained or a refinancing could be achieved.
     On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the then-current waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) September 15, 2007, with respect to the filing of our Quarterly Reports on Form 10-Q for fiscal 2006 and the first quarter of fiscal 2007, and October 15, 2007, with respect to the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; (ii) the date on which we have filed with the SEC all of our delinquent SEC filings up to and including our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; and (iii) the date ten days prior to the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such notes has expired. When we renegotiated the terms of our 4 5/8% (now 6 3/4%) Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee of such Notes our late periodic SEC filings. As we did not so file and deliver all such filings by June 30, 2007, a notice of default may now be given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, which would give the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes no sooner than 60 days after the giving of such notice of default to the Company. No such notice of default had been given as of the date of the filing of this Quarterly Report. The occurrence of an event of default under the indenture under which the 6 3/4% Notes were issued, along with the expiration of the applicable grace period thereunder, would result in an event of default under the Senior Credit Facility, which would in turn result in an event of default under the Term Loan Facility.
     Although we did not so file and deliver all of our late periodic SEC filings by June 30, 2007, we expect to be able to complete all such filings within the time periods required by the current waiver to the Senior Credit Facility. Nevertheless, if we were to fail to complete such filings by such deadlines, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.
Interest Rates
     Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on any interest rate swaps are sensitive to changes in interest rates.
     At April 30, 2006, including the $100.0 million of 7% Notes that was part of the interest rate swap agreement, 33% of our outstanding debt was at variable interest rates and 67% of our outstanding debt was at fixed interest rates. With $192.4 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $1.9 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.
Critical Accounting Matters
     For a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2006 10-K under the heading “Critical Accounting Matters.”
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial condition, results of operations or cash flows.
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

Item 4. Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of April 30, 2006, under the supervision and with the participation of our current management, including our current Chief Executive Officer and current interim Chief Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Based on this evaluation, our current Chief Executive Officer and our current interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2006 because of the material weaknesses identified in our evaluation of internal control over financial reporting as disclosed in our 2005 10-K. The Company performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained within this Quarterly Report were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
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
      Management identified the following material weaknesses in the Company’s internal control over financial reporting as of April 30, 2006:
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
     As previously announced on June 8, 2007, James B. Riley, our Senior Vice President and Chief Financial Officer from October 2005, resigned to accept a position as Chief Financial Officer with a company in Mr. Riley’s home state of Ohio. The Board of Directors appointed Steven L. Korby as its interim Chief Financial Officer effective upon Mr. Riley’s departure and pending identification of a permanent replacement for Mr. Riley. Mr. Korby, a partner with Tatum, LLC, an executive services and consulting firm specializing in financial and information technology leadership, has been serving as a consultant to the Company since July 2006, assisting Mr. Riley in connection with various accounting and finance matters, including preparation of the Company’s fiscal 2005 and 2006 financial statements and the restatements of prior period financial statements. The Company has commenced its search for a permanent Chief Financial Officer to succeed Mr. Riley.
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

     The Company has hired and plans to hire new Finance organization personnel who will have knowledge, experience and training in the application of GAAP to handle the Company’s operations and related financial reporting requirements. In view of the resignation of our current Chief Financial Officer (Mr. James Riley, who resigned June 2007) as noted above, we are seeking a permanent CFO to succeed him; in addition, we are seeking a new Controller. These personnel, along with a rigorous monthly financial statement review and comparison of actual results to budget, are intended to assist in substantiating that our financial reporting is in compliance with GAAP and SEC rules and regulations. The Company plans to increase the accounting, internal control, and SEC reporting acumen of its Finance organization personnel through a regular training program, which is planned to include, among other things, in-house training and education on corporate governance and compliance practices as well as modules/tutorials offered within curriculum provided by our third party ethics and compliance training vendor, which we expect to select in the near future.
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
Interim Measures Pending Completion of Remediation Initiatives
     Management has not yet implemented all of the measures described above or adequately tested those controls already implemented. Nevertheless, management believes those remediation measures already implemented, together with the additional measures undertaken by the Company described below, satisfactorily address the material weaknesses described above as they might affect the consolidated financial statements and information included in this Quarterly Report. These additional measures included the following:
•	The fiscal 2006 quarterly reporting processes was extended, allowing the Company to conduct additional analyses and procedures and make additional adjustments as necessary to ensure the accuracy of financial reporting through April 30, 2006.

•	Where the Company identified the existence of a material weakness, the Company has performed extensive substantive procedures to ensure that affected amounts are fairly stated for all periods presented in this Quarterly Report.

•	The Company retained, on an interim basis, numerous experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the 2006 quarterly reporting process.

•	The Company conducted a detailed and extensive review of account reconciliations, non-routine transactions and agreements, financial statement classifications, spreadsheets, and journal entries and related substantiation for accuracy and conformance with GAAP.
Control deficiencies not constituting material weaknesses
     In addition to the material weaknesses described above, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of April 30, 2006. The Company implemented during fiscal 2006 and plans to implement during fiscal 2007 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.
Management’s conclusions
     Management believes the remediation measures described above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified above. Although management has not yet implemented all of these measures or tested all those that have been implemented, management has concluded that the interim measures described above provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Quarterly Report and has discussed its conclusions with the Company’s Audit Committee.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to Note 12 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I, above, which is incorporated herein by reference.
Item 1A. Risk Factors
     Any material changes from the risk factors disclosed in Item 1A, “Risk Factors” in the 2005 10-K have been incorporated into the risk factors disclosed in Item 1A, “Risk Factors” in the 2006 10-K. There have been no material changes to the risk factors disclosed in the 2006 10-K.
Item 6. Exhibits
     The Exhibit Index located at the end of this Quarterly Report is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 15, 2007	CSK Auto Corporation
	By:	/s/ Steven L. Korby
Steven L. Korby
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.03	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.2.1 of our Quarterly Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).

3.04	Second Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.04 of our Quarterly Report on Form 10-Q, filed on December 9, 2005 (File No. 001-13927).

3.05	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

3.05.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001. (File No 001-13927).

3.05.2	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 of our Quarterly Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).

10.1	Form of First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of January 1, 2005, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†

10.2	Form of First Amendment to Severance and Retention Agreements, between CSK Auto, Inc. and each of its then senior executive officers (other than Maynard Jenkins), incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†

10.3	Form of Amendment to Employment Agreement, by and between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†

31.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.