Form 10-Q
period 2006-07-30
CSK AUTO CORP
filed 2007-08-15
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2006
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
     You may obtain, free of charge, copies of this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our Annual Report on Form 10-K and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, then clicking “Investors.” Information contained on our website is not part of this Quarterly Report.
Explanatory Note
     As a result of significant delays in completing our consolidated financial statements for the year ended January 29, 2006 (“fiscal 2005”), we were unable to timely file with the SEC this Quarterly Report for the quarterly period ended July 30, 2006 and our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006, October 29, 2006 and May 6, 2007. The aforementioned delay was due to the Company’s devotion of substantial internal and external resources towards the completion of its Annual Report on Form 10-K for fiscal 2005 (the “2005 10-K”), which was filed with the SEC on May 1, 2007. The 2005 10-K contained restatements of prior years’ financial statements to correct accounting errors and irregularities of the type identified in the Company’s Audit Committee-led independent accounting investigation (the “Audit Committee-led investigation”) that was conducted in fiscal 2006 (defined below). The Company did not amend its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, including its Quarterly Reports on Form 10-Q for each of the first three quarterly periods in fiscal 2005. The financial statements and related financial information contained in such previously filed reports are superseded by the information in the 2005 10-K and in any later filed reports and this Quarterly Report, and accordingly, the financial statements and related financial information contained in reports filed prior to the 2005 10-K should not be relied upon. The interim financial information for fiscal 2005 included in this Quarterly Report was restated as described in Note 2 to the consolidated financial statements included herein.
     The Company filed its Annual Report on Form 10-K for the fiscal year ended February 4, 2007 (“fiscal 2006”) on July 9, 2007 and amended that filing on August 15, 2007 with a Form 10-K/A (the Form 10-K as so amended, the “2006 10-K”) to amend Note 20 — Quarterly Results (unaudited) in Part II Item 8, Financial Statements and Supplementary Data, to correct inadvertent errors in our interim period results of operations reported for fiscal 2005 as more fully described in Note 2 to the consolidated financial statements included herein. Due to the delay of the filing of this Quarterly Report, certain information presented herein relates to events that occurred subsequent to July 30, 2006. For additional information regarding the Company, the Audit Committee-led investigation and its results, our business, operations, risks and results, please refer to our 2006 10-K and Current Reports on Form 8-K filed with the SEC subsequent to July 9, 2007.
     We are filing our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006 and October 29, 2006 with the SEC contemporaneously with the filing of this Quarterly Report.

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

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	July 30,	January 29,
	2006	2006
ASSETS
Cash and cash equivalents	$21,201	$17,964
Receivables, net of allowances of $440 and $436, respectively	38,716	29,861
Inventories	517,343	508,507
Deferred income taxes	42,920	37,806
Prepaid expenses and other current assets	21,546	20,047

Total current assets	641,726	614,185

Property and equipment, net	170,188	174,112
Intangibles, net	69,729	71,807
Goodwill	223,507	223,507
Deferred income taxes	9,734	20,845
Other assets, net	37,411	35,578

Total assets	$1,152,295	$1,140,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$253,140	$208,507
Accrued payroll and related expenses	56,158	48,483
Accrued expenses and other current liabilities	83,915	89,141
Current maturities of long-term debt	10,649	42,465
Current maturities of capital lease obligations	9,332	9,500

Total current liabilities	413,194	398,096

Long-term debt	508,611	507,523
Obligations under capital leases	15,590	18,106
Other liabilities	48,191	60,152

Total non-current liabilities	572,392	585,781

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 43,864,232 and 43,830,322 shares issued and outstanding at July 30, 2006 and January 29, 2006, respectively	439	438
Deferred compensation	—	(1,735)
Additional paid-in capital	431,002	426,560
Accumulated deficit	(264,732)	(269,106)

Total stockholders’ equity	166,709	156,157

Total liabilities and stockholders’ equity	$1,152,295	$1,140,034

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net sales	$488,742	$426,604	$952,510	$831,880
Cost of sales	256,189	223,864	504,762	434,136

Gross profit	232,553	202,740	447,748	397,744
Other costs and expenses:
Operating and administrative	199,629	161,043	381,759	319,037
Investigation and restatement costs	11,962	—	15,632	—
Store closing costs	499	671	681	1,015

Operating profit	20,463	41,026	49,676	77,692
Interest expense	10,999	8,439	21,320	17,165
Loss on debt retirement	19,336	1,600	19,336	1,600

Income (loss) before income taxes and cumulative effect of change in accounting principle	(9,872)	30,987	9,020	58,927
Income tax expense (benefit)	(4,055)	12,151	3,680	23,109

Income (loss) before cumulative effect of change in accounting principle	(5,817)	18,836	5,340	35,818
Cumulative effect of change in accounting principle, net of tax	—	—	966	—

Net income (loss)	$(5,817)	$18,836	$4,374	$35,818

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.13)	$0.42	$0.12	$0.79
Cumulative effect of change in accounting principle	—	—	0.02	—

Net income (loss) per share	$(0.13)	$0.42	$0.10	$0.79

Shares used in computing per share amounts	43,855	45,135	43,849	45,133

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.13)	$0.41	$0.12	$0.78
Cumulative effect of change in accounting principle	—	—	0.02	—

Net income (loss) per share	$(0.13)	$0.41	$0.10	$0.78

Shares used in computing per share amounts	43,855	45,539	44,126	45,514

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated	Total
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balances at January 29, 2006	43,830,322	$438	$426,560	$(1,735)	$(269,106)	$156,157
Restricted stock	13,710	—	(95)	—	—	(95)
Adoption of SFAS No. 123R (Note 3)	—	—	(1,735)	1,735	—	—
Exercise of options	20,200	1	264	—	—	265
Compensation expense, stock-based awards	—	—	1,333	—	—	1,333
Discount on senior exchangeable notes, net of tax	—	—	4,675	—	—	4,675
Net income	—	—	—	—	4,374	4,374

Balances at July 30, 2006	43,864,232	$439	$431,002	$—	$(264,732)	$166,709

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2006	2005
		(Restated)
Cash flows provided by (used in) operating activities:
Net income	$4,374	$35,818
Adjustments:
Depreciation and amortization on property and equipment	20,273	15,997
Amortization of other items	2,713	1,802
Amortization of debt discount and deferred financing costs	3,386	914
Stock-based compensation expense	2,129	213
Tax benefit relating to exercise of stock options	—	193
Write downs on disposal of property, equipment and other assets	2,485	655
Loss on debt retirement	8,496	1,600
Deferred income taxes	2,970	21,176
Changes in operating assets and liabilities:
Receivables	(8,855)	(15,313)
Inventories	(10,424)	(36,671)
Prepaid expenses and other current assets	(1,499)	10,503
Accounts payable	44,633	40,950
Accrued payroll, accrued expenses, and other current liabilities	(897)	2,263
Other operating activities	(647)	879

Net cash provided by operating activities	69,137	80,979

Cash flows used in investing activities:
Capital expenditures	(16,326)	(13,638)
Business acquisition	(1,626)	—
Other investing activities	(865)	(702)

Net cash used in investing activities	(18,817)	(14,340)

Cash flows provided by (used in) financing activities:
Payments under senior credit facility — term loan	—	(252,450)
Borrowings under senior credit facility — line of credit	56,900	79,000
Payments under senior credit facility — line of credit	(86,900)	—
Borrowings under term loan facility	350,000	—
Payment of debt issuance costs	(12,308)	(3,985)
Proceeds from 3.375% exchangeable notes	—	110,000
Retirement of 3.375% exchangeable notes	(125,000)	—
Retirement of 7% senior notes	(224,960)	—
Payments on capital lease obligations	(5,157)	(5,731)
Proceeds from seller financing arrangements	428	1,460
Payments on seller financing arrangements	(228)	(151)
Proceeds from repayment of stockholder receivable	—	10
Proceeds from exercise of stock options	265	728
Purchase of common stock	—	(25,029)
Premium on common stock call option	—	(24,040)
Premium from common stock warrants	—	15,850
Other financing activities	(123)	(136)

Net cash used in financing activities	(47,083)	(104,474)

Net increase (decrease) in cash	3,237	(37,835)
Cash and cash equivalents, beginning of period	17,964	56,229

Cash and cash equivalents, end of period	$21,201	$18,394

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     CSK Auto Corporation is a holding company. At July 30, 2006, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company,” “we,” “us,” or “our.”
     Auto is a specialty retailer of automotive aftermarket parts and accessories. At July 30, 2006, we operated 1,291 stores in 22 states, with our principal concentration of stores in the Western United States, under the following four brand names (referred to collectively as “CSK stores”): Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; Kragen Auto Parts, founded in 1947 and operating primarily in California; and Murray’s Discount Auto Stores, founded in 1972 and operating in the Midwest. At July 30, 2006, we also operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, offering primarily tools, hardware, housewares and other household goods, and seasonal items, three of which were closed during the first quarter of our fiscal year ending February 3, 2008 (“fiscal 2007”) and two of which were converted to clearance centers stocked primarily with product from the former Pay N Save store locations.
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
Note 2 — Audit Committee Investigation and Restatement of Consolidated Financial Statements
     Overview
     The Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly financial information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 (“fiscal 2005”) filed May 1, 2007 (the “2005 10-K”) were restated to correct errors and irregularities of the type identified in the course of an Audit Committee-led independent accounting investigation (referred to herein as the “Audit Committee-led investigation”) conducted during fiscal 2006 and other accounting errors and irregularities identified by the Company in the course of the restatement process relative to the 2005 10-K. The Company’s consolidated financial statements for the thirteen and twenty-six weeks ended July 31, 2005 included in this Quarterly Report on Form 10-Q (“Quarterly Report”) have been restated to correct the effect of errors and irregularities identified relative to these periods.
     The errors and irregularities identified in the course of the Audit Committee-led investigation primarily related to the Company’s historical accounting for inventories and vendor allowances. However, during the course of the investigation and restatement process, the Company identified a number of other accounting errors and irregularities that were corrected in the restatement. The Audit Committee-led investigation is described in greater detail in Note 12 — Legal Matters below.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, approximately $12.0 million and $15.6 million of which was incurred in the thirteen and twenty-six week periods ended July 30, 2006, respectively. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee-led investigation and the restatement process.
     Subsequent to filing our 2005 10-K and Form 10-K for the fiscal year ended February 4, 2007, the Company filed the Form 10-K/A on August 15, 2007 to amend Note 20 — Quarterly Results (unaudited) in Part II Item 8, Financial Statements and Supplementary Data, in the Form 10-K for fiscal 2006 to correct the interim results of operations reported for fiscal 2005 as a result of an error in the manner in which the Company reported vendor allowances in interim periods. Although affecting interim periods in fiscal 2005, this error did not affect the annual results of operations for fiscal 2005 and had no affect on fiscal 2006. The restated financial information for the thirteen and twenty-six weeks ended July 31, 2005 included in this Quarterly Report reflects the subsequent restatement of the interim information included in the 2006 10-K/A.
     The following summarizes the impact of the restatements on our statement of operations for the periods noted and should be read in conjunction with the accompanying consolidated financial statements and notes thereto (in thousands, except per share data).

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 31, 2005	July 31, 2005
Net income, as previously reported	$13,058	$21,103

Increase in net sales	7,556	15,631
Increase in cost of sales	(2,601)	(4,419)
Increase in vendor allowance recognition	4,819	13,583
Other adjustments	(113)	(253)
Increase in interest expense	(139)	(295)

Total restatement adjustments	9,522	24,247
Increase in income tax provision	3,744	9,532

Impact of restatement items, net of taxes	5,778	14,715

Net income, as restated	$18,836	$35,818

Earnings per share:
Basic, as previously reported	$0.29	$0.47
Impact of restatement items, net of taxes	0.13	0.32

Basic, as restated	$0.42	$0.79

Diluted, as previously reported	$0.29	$0.46
Impact of restatement items, net of taxes	0.12	0.32

Diluted, as restated	$0.41	$0.78

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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     The table below summarizes the net sales adjustments which increased net sales together with all inventory and cost of sales adjustments, which increased our cost of sales ($ in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 31, 2005	July 31, 2005
Net sales adjustments
Core returns from customers	$8,659	$17,092
Rebates to customers	(1,006)	(1,348)
Allowance for sales returns	(97)	(113)

Increase in net sales	$7,556	$15,631

Cost of sales related to net sales adjustments
Core returns from customers	$(8,659)	$(17,092)
Rebates to customers	1,006	1,348
Allowance for sales returns	56	(92)

Increase in cost of sales related to net sales adjustments	(7,597)	(15,836)

Other cost of sales adjustments
Shrink adjustments	116	(350)
In-transit inventory	(474)	(67)
General ledger adjustments	1,572	3,598
Warranty cost adjustments	2,128	4,415
Overhead cost capitalization	1,407	2,026
Other	247	1,795

Other cost of sales adjustments	4,996	11,417

Increase in cost of sales	$(2,601)	$(4,419)

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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     Vendor allowance restatement adjustments
     We identified accounting errors and irregularities related to our vendor allowances that also affected cost of sales. We restated vendor allowances in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005. We subsequently identified additional vendor allowances recorded in prior periods that had not been collected. We then determined that certain recorded amounts were errors or irregularities in estimation that should not have been recognized in earlier periods and identified additional instances in which vendor allowances that were collected were recorded in the incorrect periods. We further identified improper vendor debits related to instances in which amounts not owed us were deducted from vendor payments, and, if not accepted by vendors, were subsequently paid back to the vendors with the recognition and payback recorded in different accounting periods. The Company also identified errors in the application of GAAP to provisions in certain of the vendor agreements. We capitalize earned vendor allowances in inventory, which reduces cost of sales when the inventory is sold. Once we determined the proper earned amounts by periods, we had to reconstruct the amounts capitalized by vendor at each balance sheet date to determine the restatement adjustment to cost of sales. Restatement of vendor allowances and the related capitalization to inventory decreased our cost of goods sold by $4,819,000 and $13,583,000 for the thirteen and twenty-six week periods ended July 31, 2005, respectively.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 31, 2005	July 31, 2005
Decrease in operating lease expense	$1,131	$2,261
Increase in depreciation expense	(565)	(1,113)
Increase in store fixtures and supplies	(231)	(174)
Decrease (increase) in employee compensation and benefits	91	(335)
Other	(539)	(892)

Increase in operating and administrative expense	$(113)	$(253)

Increase in capital lease interest expense	$(206)	$(430)
Decrease in other interest expense	67	135

Increase in interest expense	$(139)	$(295)

     The effects of the above-mentioned accounting errors and irregularities on our previously reported financial statements are detailed below. The effects of the errors are presented for the following statements:
•	Consolidated Statement of Operations for the thirteen weeks ended July 31, 2005;

•	Consolidated Statement of Operations for the twenty-six weeks ended July 31, 2005; and

•	Consolidated Statement of Cash Flows for the twenty-six weeks ended July 31, 2005.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JULY 31, 2005
(Unaudited)
(In thousands, except per share data)

		Net Sales,
	As Previously	Inventory and	Vendor		As
	Reported	Cost of Sales	Allowances	Other	Restated

Net sales	$419,048	$7,556	$—	$—	$426,604
Cost of sales	226,082	2,601	(4,819)	—	223,864

Gross profit	192,966	4,955	4,819	—	202,740

Operating and administrative	160,947	(31)*	—	127 *	161,043
Store closing costs	654	—	—	17*	671

Operating profit (loss)	31,365	4,986	4,819	(144)	41,026

Interest expense	8,300	—	—	139	8,439
Loss on debt retirement	1,600	—	—	—	1,600

Income (loss) before income taxes	21,465	4,986	4,819	(283)	30,987
Income tax expense (benefit)	8,407	1,960	1,895	(111)	12,151

Net income (loss)	$13,058	$3,026	$2,924	$(172)	$18,836

Basic earnings per share:
Net income per share	$0.29	$0.07	$0.06	$—	$0.42
Shares used in computing per share amounts	45,135				45,135

Diluted earnings per share:
Net income per share	$0.29	$0.06	$0.06	$—	$0.41
Shares used in computing per share amounts	45,539				45,539

*    Adjustments total $113 and represent other restatement adjustments on page 12.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 2005
(Unaudited)
(In thousands, except per share data)

		Net Sales,
	As Previously	Inventory and	Vendor			As
	Reported	Cost of Sales	Allowances	Other		Restated

Net sales	$816,249	$15,631	$—	$—		$831,880
Cost of sales	443,300	4,419	(13,583)	—		434,136

Gross profit	372,949	11,212	13,583	—		397,744

Operating and administrative	318,830	786 *	—	(579	)*	319,037
Store closing costs	969	—	—	46	*	1,015

Operating profit	53,150	10,426	13,583	533		77,692

Interest expense	16,870	—	—	295		17,165
Loss on debt retirement	1,600	—	—	—		1,600

Income before income taxes	34,680	10,426	13,583	238		58,927
Income tax expense	13,577	4,098	5,339	95		23,109

Net income	$21,103	$6,328	$8,244	$143		$35,818

Basic earnings per share:
Net income per share	$0.47	$0.14	$0.18	$—		$0.79
Shares used in computing per share amounts	45,133					45,133

Diluted earnings per share:
Net income per share	$0.46	$0.14	$0.18	$—		$0.78
Shares used in computing per share amounts	45,514					45,514

*  Adjustments total $253 and represent other restatement adjustments on page 12.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JULY 31, 2005
(Unaudited)
(In thousands)

		Net Sales,
	As Previously	Inventory and	Vendor		As
	Reported	Cost of Sales	Allowances	Other	Restated

Cash flows provided by (used in) operating activities:
Net income	$21,103	$6,328	$8,244	$143	$35,818
Adjustments:
Depreciation and amortization of property and equipment	14,884	—	—	1,113	15,997
Amortization of other items	1,795	—	—	7	1,802
Amortization of deferred financing costs	914	—	—	—	914
Stock-based compensation expense	213	—	—		213
Tax benefit relating to exercise of stock options	193	—	—	—	193
Write downs on disposal of property, equipment and other assets	460	—	—	195	655
Loss on debt retirement	1,600	—	—	—	1,600
Deferred income taxes	11,644	4,098	5,339	95	21,176
Changes in operating assets and liabilities:
Receivables	1,293	2,609	(19,174)	(41)	(15,313)
Inventories	(20,531)	(19,933)	3,793	—	(36,671)
Prepaid expenses and other current assets	6,036	4,328	—	139	10,503
Accounts payable	37,187	2,064	1,798	(99)	40,950
Accrued payroll, accrued expenses and other current liabilities	1,522	506	—	235	2,263
Other operating activities	732	—	—	147	879

Net cash provided by operating activities	79,045	—	—	1,934	80,979

Cash flows provided by (used in) investing activities:
Capital expenditures	(13,656)	—	—	18	(13,638)
Other investing activities	(702)	—	—	—	(702)

Net cash provided by (used in) investing activities:	(14,358)	—	—	18	(14,340)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility — term loan	79,000	—	—	—	79,000
Payments under senior credit facility — term loan	(252,450)	—	—	—	(252,450)
Payments of debt issuance costs	(3,985)	—	—	—	(3,985)
Proceeds from 3.375% exchangeable notes	110,000	—	—	—	110,000
Payments on capital lease obligations	(3,744)	—	—	(1,987)	(5,731)
Proceeds from seller financing arrangements	1,460	—	—	—	1,460
Payments on seller financing arrangements	(151)	—	—	—	(151)
Proceeds from repayment of stockholder receivable	10	—	—	—	10
Purchase of common stock	(25,029)	—	—	—	(25,029)
Premium on common stock call option	(24,040)	—	—	—	(24,040)
Proceeds from exercise of stock options	728	—	—	—	728
Premium from common stock warrants	15,850	—	—	—	15,850
Other financing activities	(136)	—	—	—	(136)

Net cash used in financing activities:	(102,487)	—	—	(1,987)	(104,474)

Net decrease in cash	(37,800)	—	—	(35)	(37,835)
Cash and cash equivalents, beginning of period	56,548			(319)	56,229

Cash and cash equivalents, end of period	$18,748	$—	$—	$(354)	$18,394

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Accounting Change for Share-Based Compensation
     Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified-prospective method, and began recognizing compensation expense for its share-based compensation plans based on the fair value of the awards. Share-based payments include stock option grants, restricted stock and a share-based compensation plan under the Company’s long-term incentive plan (the “LTIP”). Prior to January 30, 2006, the Company accounted for its stock-based compensation plans as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods. Accordingly, the Company’s financial statements for the first half of fiscal 2005 reflect accounting as prescribed by APB No. 25 and the first half of fiscal 2006 reflects SFAS No. 123R.
     Total stock-based compensation expense included in operating and administrative expenses in the Company’s statement of operations for the thirteen and twenty-six weeks ended July 30, 2006 was approximately $453,000 and $538,000, respectively. In addition, the Company incurred $1,591,000 ($966,000 net of income tax benefit) of transition expense upon adoption of SFAS No. 123R, which is shown as a cumulative effect of a change in accounting principle.
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
     The Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. Under the Plan at its inception, the number of shares as to which options, stock appreciation rights, restricted stock, stock units, incentive bonuses or other stock unit awards may be granted is 4.0 million shares of our common stock plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan. The number of shares that can be granted for certain of the items listed above may be restricted per the Plan document. In no event will any option be exercisable more than 10 years after the date the option is granted; although we have typically granted options with seven year terms. The Company has generally granted stock options and restricted stock with three-year vesting periods. However, stock options granted to our directors under the Plan vest in one year and awards under the LTIP vest over four years. Pursuant to the Plan, as of July 30, 2006, there were approximately 2.1 million shares available for grant.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     SFAS No. 123R requires share-based compensation expense recognized since January 30, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS No. 123R for unvested options granted subsequent to the adoption date. The Company uses the Black-Scholes option-pricing model to value all options, and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in operating and administrative expense in the accompanying consolidated statements of operations for the thirteen and twenty-six weeks ended July 30, 2006 was approximately $469,000 and $962,000, respectively, for the unvested options granted prior to the adoption date. The remaining unrecognized compensation cost related to unvested awards as of July 30, 2006 (net of estimated forfeitures) was approximately $2.6 million and the weighted average period of time over which this cost will be recognized is 1.4 years. Under SFAS No. 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. A summary of the Company’s stock option activity for the twenty-six weeks ended July 30, 2006 and other information is as follows:

					Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
	Number of	Grant	Fair	Intrinsic	Options	Exercisable	Intrinsic
	Shares	Price	Value	Value	Exercisable	Price	Value
Balance at January 29, 2006	3,207,409	$14.31
Granted at market price	—	$—	$—
Exercised	(20,200)	$11.43
Cancelled	(212,110)	$23.49

Balance at July 30, 2006	2,975,099	$13.70		$1,493,000	2,220,977	$13.73	$1,493,000

The weighted average remaining contractual life of all options outstanding at July 30, 2006 was 3.6 years.
The following table summarizes values for stock options exercised ($ in thousands):

	Thirteen Weeks		Twenty-Six Weeks
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
Cash received	$9	$420	$265	$728
Tax benefits	$—	$107	$—	$193
     SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on when employees exercise stock options and the current market price), the amounts of operating cash flows recognized for such excess tax deductions for stock option exercises were $107,000 and $193,000 for the thirteen and twenty-six weeks ended July 31, 2005, respectively.
Restricted Stock
     The Company has in effect a performance incentive plan for the Company’s management under which the Company awards shares of restricted stock that vest equally over a three-year period. Unvested shares are forfeited when an employee ceases employment except in specific circumstances, wherein vesting is accelerated (e.g., change of control). For the twenty-six weeks ended July 30, 2006, the Company did not grant any restricted stock, whereas the Company granted 64,883 shares of restricted stock during the thirteen and twenty-six weeks ended July 31, 2005 (no shares were granted during the thirteen weeks ended April 30, 2006). For accounting purposes, restricted stock is valued at the grant date fair value of the common stock. The Company’s accounting for restricted stock was not affected by the adoption of SFAS No. 123R. At January 29, 2006, the Company had approximately $1.7 million of deferred compensation costs related to unvested restricted stock included in stockholders’ equity. In accordance with SFAS No. 123R, the deferred compensation balance of $1.7 million as of January 29, 2006 was reclassified to additional paid-in capital. Total share-based compensation expense for restricted stock included in operating and administrative expense in the accompanying consolidated statements of operations for the thirteen weeks ended July 30, 2006 and July 31, 2005 was approximately $181,100 and $107,000, respectively, and $371,000 and $213,000 for the twenty-six weeks ended July 30, 2006 and July 31, 2005, respectively. The remaining unrecognized compensation cost related to unvested awards as of July 30, 2006 was approximately $1.2 million, and the weighted-average period of time over

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
which this cost will be recognized is approximately 1.6 years. A summary of the Company’s restricted stock activity for the twenty-six weeks ended July 30, 2006 and other information is as follows:

		Weighted
		Average	Aggregate
	Number of	Grant	Intrinsic
	Shares	Price	Value
Non-vested at January 29, 2006	137,779	$14.72
Granted	—	$—
Released	(21,215)	$16.07
Cancelled	(10,691)	$14.34

Non-vested at July 30, 2006	105,873	$14.51	$1,550,000

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
     The LTIP units are classified as a liability award under SFAS No. 123R, and as such, must be measured at fair value at the grant date and recognized as compensation cost over the service period in accordance with FIN 28. The modified prospective transition rules under SFAS No. 123R requires that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, the Company recorded $966,000, net of $625,000 income tax benefit, as a cumulative effect of a change in accounting principle for the LTIP fair value liability under SFAS No. 123R upon adoption. For the thirteen and twenty-six weeks ended July 30, 2006, the Company reduced the liability by $197,000 and $795,000 for the LTIP units as a result of the stock market price decreasing from its first quarter and year end market value. At July 30, 2006, the Company had recorded a liability of $796,000 related to LTIP units and had approximately $1.6 million of unrecognized compensation cost related to LTIP units. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Pro Forma Information
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the thirteen and twenty-six weeks ended July 31, 2005 (in thousands, except per share data):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 31, 2005	July 31, 2005
	(Restated)	(Restated)
Net income — as reported	$18,836	$35,818
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	67	135
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(521)	(1,019)

Net income — pro forma	$18,382	$34,934

Earnings per share — basic:
As reported	$0.42	$0.79
Pro forma	0.41	0.77
Earnings per share — diluted:
As reported	$0.41	$0.78
Pro forma	0.40	0.77
As reported shares:
Basic	45,135	45,133
Diluted	45,539	45,514
Pro forma shares used in calculation:
Basic	45,135	45,133
Diluted	45,551	45,530
     The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following assumptions:

	Thirteen	Twenty-Six
	Weeks	Weeks
	Ended	Ended
	July 31,	July 31,
	2005	2005
Dividend yield	0%	0%
Risk free interest rate	3.86%	3.86%-3.98%
Expected life of options	6	6
Expected volatility	29.15%	29.15%-33.36%
Dividend Yield - The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.
Risk-Free Interest Rate - This is the U.S. Treasury rate for the date of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
Expected Life - This is the period of time over which the options granted are expected to remain outstanding and is based on the mid-point option term under Staff Accounting Bulletin No. 107, Share Based Payment.
Expected Volatility - The Company uses actual historical changes in the closing market price of our stock to calculate volatility based on the expected life of the option as it is management’s belief that this is the best indicator of future volatility.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Our store shrinkage estimates are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. That percentage is multiplied by sales since the last physical inventory through period end. Our shrinkage expense for the thirteen and twenty-six weeks ended July 30, 2006 was approximately $8.9 million and $17.1 million, respectively, and approximately $8.2 million and $15.2 million for the thirteen and twenty-six weeks ended July 31, 2005, respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses may be higher or lower than expected.

•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	July 30,	January 29,
	2006	2006
FIFO Cost	$583,999	$559,359
Administrative and overhead costs	28,233	31,679
Vendor allowances	(75,851)	(67,959)
Shrinkage	(17,923)	(12,488)
Obsolescence	(1,115)	(2,084)

Net inventory	$517,343	$508,507

Note 7 — Property and Equipment
     Property and equipment are comprised of the following ($ in thousands):

	July 30,	January 29,
	2006	2006	Estimated Useful life
Land	$348	$348
Bulidings	14,626	14,198	15 - 25 years
Leasehold improvements	151,257	146,690	Shorter of lease term or useful life
Furniture, fixtures and equipment	166,441	164,745	3 - 10 years
Property under capital leases	95,221	94,220	5 - 15 years or life of lease
Purchased software	10,395	9,141	5 years

	438,288	429,342
Less: accumulated depreciation and amortization	(268,100)	(255,230)

Property and equipment, net	$170,188	$174,112

     Accumulated amortization of property under capital leases totaled approximately $70.6 million and $67.4 million at July 30, 2006 and January 29, 2006, respectively.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     The changes in intangible assets, including goodwill, for the twenty-six weeks ended July 30, 2006 are as follows ($ in thousands):

	Carrying				Carrying
	Value as of				Value as of
	January 29, 2006	Additions	Amortization	Adjustments	July 30, 2006
Amortized intangible assets:
Leasehold interests	$28,556	—	—	(44)	$28,512
Accumulated amortization	(10,111)	—	(920)	44	(10,987)

	18,445	—	(920)	—	17,525

License agreement	4,417	—	—	—	4,417
Accumulated amortization	(631)	—	(316)	—	(947)

	3,786	—	(316)	—	3,470

Tradenames and trademarks	49,400	—	—	—	49,400
Accumulated amortization	(190)	—	(824)	—	(1,014)

	49,210	—	(824)	—	48,386

Customer relationships	370	—	—	—	370
Accumulated amortization	(4)	—	(18)	—	(22)

	366	—	(18)	—	348

Amortized intangibles, net	71,807	—	(2,078)	—	69,729

Unamortized intangible assets:
Goodwill	223,507	—	—	—	223,507

Total intangible assets, net	$295,314	$—	$(2,078)	$—	$293,236

     Estimated amortization expense relating to intangible assets for the next five fiscal years is listed below ($ in thousands):

Fiscal 2007	$4,204
Fiscal 2008	4,127
Fiscal 2009	4,050
Fiscal 2010	3,993
Fiscal 2011	3,947

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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     As of July 30, 2006, we had a total of 184 locations included in the allowance for store closing costs, consisting of 131 store locations and 53 service centers. Of the store locations, 19 locations were vacant and 112 locations were subleased. Of the service centers, 4 were vacant and 49 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.
     Activity in the allowance for store closing costs and the related payments for the twenty-six weeks ended July 30, 2006 and July 31, 2005 are as follows ($ in thousands):

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2006	2005
		(Restated)
Balance, beginning of year	$7,033	$7,774

Store closing costs:
Provision for store closing costs	174	99
Other revisions in estimates	(96)	334
Accretion	151	210
Operating expenses and other	452	372

Total store closing costs	681	1,015

Payments:
Rent expense, net of sublease recoveries	(1,226)	(1,178)
Occupancy and other expenses	(355)	(419)
Sublease commissions and buyouts	(92)	(362)

Total payments	(1,673)	(1,959)

Ending balance	$6,041	$6,830

     Net cash outflows for closed store locations were approximately $1.9 million for the remainder of fiscal 2006. These cash outflows were funded and future cash outflows are expected to be funded from normal operating cash flows. We closed 12 stores during the twenty-six weeks ended July 30, 2006 (which included four stores closed due to relocation) and closed one additional store during the remainder of fiscal 2006. These closures generally occurred near the end of the lease terms, which resulted in minimal closed store costs.
Note 10 — Long-Term Debt
   Overview
     During the quarter ended July 30, 2006, we refinanced a substantial portion of our outstanding debt or modified the terms thereof, as described below. The disclosures below relate to borrowings outstanding at the balance sheet dates.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Outstanding debt, excluding capital leases, is as follows ($ in thousands):

	July 30,	January 29,
	2006	2006
Term loan facility	$350,000	$—
Senior credit facility	64,000	94,000
6.75% senior exchangeable notes, carrying balance decreased in fiscal 2006 by $7.7 million discount in accordance with EITF No. 06-6	92,310	100,000
7% senior subordinated notes, carrying balance decreased in fiscal 2005 by $6.7 million relating to SFAS No. 133 hedge accounting adjustment	40	218,279
3.375% senior exchangeable notes	—	125,000
Seller financing arrangements	12,910	12,709

Total debt	519,260	549,988
Less: Current portion of term loan facility	2,618	—
Senior credit facility(1)	7,500	42,000
Current maturities of seller financing arrangements	531	465

Total debt (non-current)	$508,611	$507,523

(1)	This portion of the revolving line of credit represents the actual paydown in the following 12-month period.
  Fiscal 2006 Refinancing Transactions
     Our inability to timely file our fiscal 2005 consolidated financial statements with the SEC as a result of both the Audit Committee-led investigation and the need to restate our financial statements created potential default implications under our borrowing agreements. As a result, in the second quarter of fiscal 2006, we completed a tender offer for our 7% senior subordinated notes (“7% Notes”), in which we repurchased $224.96 million of the 7% Notes, and we repaid all $125.0 million of our 3 3/8% senior exchangeable notes (“3 3/8% Notes”) upon the acceleration of their maturity. We entered into a $350.0 million term loan facility (“Term Loan Facility”), proceeds from which were used to pay the tender offer consideration for the 7% Notes and to repay the 3 3/8% Notes upon their acceleration. We also entered into a waiver with respect to our senior secured revolving line of credit (“Senior Credit Facility”) and a supplemental indenture to the indenture under which our 4 5/8% senior exchangeable notes (“4 5/8% Notes”) were originally issued.
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
  Term Loan Facility
     In order to repay the 7% Notes and the 3 3/8% Notes described below, we entered into a $350.0 million Term Loan Facility in June 2006. The loans under the Term Loan Facility (“Term Loans”) bear interest at a base rate or the LIBOR rate, plus a margin that will fluctuate depending upon the rating of the Term Loans. The Term Loans are guaranteed by the Company and CSKAUTO.COM, Inc., a wholly owned subsidiary of Auto. The Term Loans are secured by a second lien security interest in certain assets, primarily inventory and receivables, of Auto and the guarantors and by a first lien security interest in substantially all of their other assets. The

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Term Loans call for repayment in consecutive quarterly installments, which began on December 31, 2006, in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable in full on the sixth anniversary of the closing date, or June 30, 2012. Costs associated with the Term Loan Facility were approximately $10.8 million and, beginning June 30, 2006, are being amortized to interest expense following the interest method over the six-year term of the facility.
     The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year, transactions with affiliates, lines of business, and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. The Term Loan Facility also contains certain financial covenants, one of which is the requirement of a minimum Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) of 1.4:1 until December 31, 2008 and 1.45:1 thereafter. The Term Loan Facility also requires that a leverage ratio test be met. The maximum leverage ratio permitted was 3.75:1 at the end of fiscal 2006 and is 3.95:1, 3.85:1, 3.75:1 and 3.50:1 for the first, second, third and fourth quarters, respectively, of fiscal 2007. The leverage ratio further declines to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of fiscal 2009. The leverage ratios for fiscal 2007 reflect the April 27, 2007 second amendment of the Term Loan Facility in which certain fiscal 2007 leverage ratios were modified as set forth above to provide greater flexibility along with the elimination of undrawn letters of credit from the definition of debt. See Note 13 — Subsequent Events.
     Senior Credit Facility — Revolving Line of Credit
     At July 30, 2006 and January 29, 2006, Auto had a $325.0 million senior secured revolving line of credit. Auto is the borrower under the agreement and it is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). The Senior Credit Facility matures in July 2010.
     During the second quarter of fiscal 2006, we entered into a waiver under the Senior Credit Facility to allow us until June 13, 2007 to file certain periodic reports with the SEC. Costs associated with the waiver were approximately $1.6 million, were recorded as deferred financing fees in fiscal 2006, and are being amortized through July 2010. See Note 13 — Subsequent Events for a discussion of subsequent waivers to the Senior Credit Facility.
     Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at July 30, 2006, Auto could only borrow up to an additional $139.8 million of the $325.0 million facility in addition to the $64.0 million already borrowed under the revolving credit facility at July 30, 2006 at an average interest rate of 6.947% and the letters of credit of approximately $32.2 million outstanding under the Senior Credit Facility at that date. At each balance sheet date, we classify, as a current liability, balances outstanding under the revolving portion of the Senior Credit Facility we expect to repay during the following 12 months. Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, under the terms of the waiver we entered into with respect to the Senior Credit Facility in June 2006, Auto has been required to maintain a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the agreement) and will be required to do so until the termination of such waiver and all future waivers. See Note 13 — Subsequent Events.
     In the second quarter of fiscal 2005, in connection with the early termination of our prior senior credit facility, consisting of a $255.0 million term loan and a $145.0 million revolving credit facility, we recorded a $1.6 million loss on debt retirement resulting from the write-off of certain deferred financing fees.
     4 5/8% Notes Refinanced into 6 3/4% Notes
     In June 2006, we commenced a cash tender offer and consent solicitation with respect to our $100.0 million of 4 5/8% Notes. We did not purchase any notes in the tender offer because holders of a majority of the outstanding 4 5/8% Notes did not tender in the offer prior to its expiration date. We later obtained the consent of the holders of a majority of the 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were originally issued that (i) waived any default arising from Auto’s failure to file certain financial information with the Trustee for the notes, (ii) exempted Auto from compliance with the SEC filing covenants in the indenture until June 30, 2007, (iii) increased the interest rate of the notes to 6 3/4% per year until December 15, 2010 and 6 1/2% per year thereafter, and (iv) increased the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of notes (hereinafter, these notes are referred to as the “6 3/4% Notes”). All other terms of the indenture are unchanged. Costs associated with the tender offer and

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
supplemental indenture were approximately $0.5 million and were recognized in operating and administrative expenses in the second quarter of fiscal 2006. Under the registration rights agreement entered into in connection with the sale of the 4 5/8% Notes and described below, additional interest of 25 basis points began to accrue on these Notes in March 2006 and increased to 50 basis points in June 2006. In total, we incurred approximately $1.5 million in additional interest expense in fiscal 2006 related to the increase in the coupon interest rate to 6 3/4% and the additional interest expense under the registration rights agreement. Also, in accordance with Emerging Issues Task Force (“EITF”) No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, the changes to the 6 3/4% Notes were recorded in fiscal 2006 as a modification, not an extinguishment, of the debt. The Company recorded the increase in the fair value of the exchange option as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount was $7.7 million and is being amortized to interest expense following the interest method to the first date the noteholders could require repayment.
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
     EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the 6 3/4% Notes providing for the issuance of common shares to the extent our exchange obligation exceeds the debt principal and the embedded put options and the call options in the debt each meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature and the put options and call options embedded in the debt have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the 6 3/4% Notes are exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss (as the cash payment of principal reduces the recorded liability issued at par) and the issuance of common shares would be recorded in stockholders’ equity. Any accrued interest on the debt will not be paid separately upon an exchange and will be reclassified to equity. Incremental net shares for the 6 3/4% Notes exchange feature will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $16.50.
     We have entered into a registration rights agreement with respect to the 6 3/4% Notes and the underlying shares of our common stock into which the 6 3/4% Notes are potentially exchangeable. Under its terms, we are paying additional interest of 50 basis points on the 6 3/4% Notes until the earlier of the date the 6 3/4% Notes are no longer outstanding or the date two years after the date of their issuance, as we have failed to meet certain filing and effectiveness deadlines with respect to the registration of the 6 3/4% Notes and the underlying shares of our common stock. In the event the debt is exchanged, the additional interest will no longer be payable.
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
     In July 2006, we completed a tender offer for our 7% Notes, in which we repurchased virtually all of the 7% Notes for the principal amount of $224.96 million. We purchased the balance of the 7% Notes in the fourth quarter of fiscal 2006. Unamortized deferred financing fees at the time of repurchase were $4.5 million, and costs associated with the transaction were approximately $0.5 million, all of which was recognized as a loss on debt retirement during the second quarter of fiscal 2006. In connection with the repurchase of the 7% Notes, we terminated our interest rate swap agreement, which was intended to hedge the fair value of $100.0 million of the 7% Notes. Consideration of $11.1 million was paid to terminate the swap, of which $10.4 million represented the fair value liability and $0.7 million represented accrued interest. The $10.4 million was recognized as a loss during the second quarter of fiscal 2006.
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
     The 3 3/8% Notes were exchangeable into cash and shares of our common stock. Upon exchange of the 3 3/8% Notes, we were to deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeded the aggregate principal amount of notes to be exchanged, shares of our common stock in respect of that excess. The following table represents key terms of the 3 3/8% Notes:

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
     In connection with the issuance of the 3 3/8% Notes, we paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the 3 3/8% Notes. Under the call option, we have an option to purchase from the counterparty 5,414,063 shares, subject to adjustment, of our common stock at a price of $23.09 per share, which is equal to the initial exchange price of the 3 3/8% Notes. We received an aggregate of $17.8 million of proceeds from the same counterparty relating to the sale of warrants to acquire, subject to adjustment, up to 5,414,063 shares of our common stock. The warrants are exercisable at a price of $26.29 per share. Both the call option and warrant transactions have five-year terms. The call option and warrant transactions are each to be settled through a net share settlement to the extent that the price of our common stock exceeds the exercise price set forth in the agreements. Our objective with these transactions was to reduce the potential dilution of our common stock upon an exchange of the 3 3/8% Notes.
     We have accounted for the call option and the warrants as equity under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. As such, the call option and the warrants have not been accounted for as derivatives (which would be marked to market each reporting period). In addition, the premium paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying consolidated balance sheet and were not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
warrant agreements will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $26.29. The purchased call option was anti-dilutive and was excluded from the diluted earnings per share calculation. In September 2006, we terminated the equity call option and warrant contracts entered into in connection with the issuance of the 3 3/8% Notes. See Note 13 — Subsequent Events.
     The embedded exchange feature in the 3 3/8% Notes providing for the issuance of common shares to the extent our exchange obligation exceeded the debt principal and the embedded put options and the call options in the debt each met the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature and the put options and call options embedded in the debt have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the 3 3/8% Notes were exchanged, the exchange was to be accounted for in a similar manner to a conversion with no gain or loss (as the cash payment of principal reduces the recorded liability issued at par) and the issuance of common shares would have been recorded in stockholders’ equity. Any accrued interest on the debt would not be paid separately upon an exchange and would be reclassified to equity. Incremental net shares for the 3 3/8% Notes exchange features were to be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeded $23.09.
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
  Debt Covenants
     Certain of our debt agreements at July 30, 2006 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant. Although the Fixed Charge Coverage Ratio was not applicable under the terms of the Senior Credit Facility during the quarter ended July 30, 2006, under the terms of the waiver we entered into with respect to the Senior Credit Facility during the second quarter of fiscal 2006, Auto is required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all subsequent waivers. The Term Loan Facility also requires us to maintain compliance with certain financial covenants. See Note 13 — Subsequent Events for a discussion of our compliance with these covenants.
     A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence of an event of default under our Senior Credit Facility or the Term Loan Facility, the lenders could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets. At July 30, 2006, we were in compliance with or had obtained waivers with respect to the covenants under all our debt agreements. See Note 13 — Subsequent Events for a discussion of our debt covenants subsequent to July 30, 2006.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Earnings per Share
     Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
Numerator for basic and diluted earnings per share:
Net income (loss)	$(5,817)	$18,836	$4,374	$35,818

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	43,855	45,135	43,849	45,133

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	43,855	45,135	43,849	45,133
Effect of dilutive securities	—	404	277	381

Weighted average shares outstanding (diluted)	43,855	45,539	44,126	45,514

Shares excluded as a result of anti-dilution:
Stock options	2,256	339	2,216	379
     Incremental net shares for the exchange feature of the $100.0 million of 4 5/8% (now 6 3/4%) Notes will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $16.50 per share.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, approximately $12.0 million and $15.6 million of which was incurred in the thirteen and twenty-six week periods ended July 30, 2006, respectively. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 13 — Subsequent Events
     In September 2006, in connection with our July 2006 repayment of the 3 3/8% Notes, the equity call option and warrant contracts entered into contemporaneously with the issuance of those Notes were terminated and settled with the counterparty. We elected a cash settlement and received approximately $2.8 million for the call option and paid proceeds of $1.4 million for the warrant contract. These amounts represented the fair value of the contracts at the termination date and were recorded as additional paid-in capital in the third quarter of fiscal 2006.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the then-current third waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) September 15, 2007, with respect to the filing of our Quarterly Reports on Form 10-Q for fiscal 2006 and the first quarter of fiscal 2007, and October 15, 2007, with respect to the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; (ii) the date on which we have filed with the SEC all of our delinquent SEC filings up to and including our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; and (iii) the date ten days prior to the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such Notes has expired. When the Company renegotiated the terms of its 4 5/8% (now 6 3/4%) Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee of such Notes our late periodic SEC filings. As we did not so file and deliver all such filings by June 30, 2007, a notice of default may now be given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, which would give the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes no sooner than 60 days after the giving of such notice of default to the Company. No such notice of default had been given as of the date of the filing of this Quarterly Report. The occurrence of an event of default under the indenture under which the 6 3/4% Notes were issued, along with the expiration of the applicable grace period thereunder, would result in an event of default under the Senior Credit Facility, which would in turn result in an event of default under the Term Loan Facility. Although we did not so file and deliver all of our late periodic SEC filings by June 30, 2007, we expect to be able to complete all such filings within the time periods required by the fourth waiver to the Senior Credit Facility. Nevertheless, if we were to fail to complete such filings by such deadlines, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.

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
     In the following discussion, we refer to the thirteen week periods ended on July 30, 2006, and July 31, 2005, as the “second quarter,” and the twenty-six week periods ended on July 30, 2006 and July 31, 2005 as the “first half” and the “twenty-six weeks” of those fiscal years.
Overview
     CSK Auto Corporation (“CSK”) is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers of such products in the entire country, based, in each case, on store count. As of July 30, 2006, through our wholly owned subsidiary CSK Auto, Inc., we operated 1,291 stores in 22 states under one fully integrated operating format and the following four brand names (referred to collectively as “CSK Stores”):
•	Checker Auto Parts, founded in 1969, with 448 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 225 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 498 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 120 stores in the Midwest.
     At July 30, 2006, we also operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, offering primarily tools, hardware, housewares and other household goods, and seasonal items. As a part of our continuing review of store results, we closed three of the five Pay N Save stores during the first quarter of fiscal 2007. The remaining two stores were converted to clearance centers and stocked primarily with product from the former Pay N Save store locations. We concluded that the sales performance of the Pay N Save stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count. The Pay N Save concept provided us with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK Stores. This function is now being accommodated with a combination (“combo”) store shopping format in existing stores that are larger than our average store size of 7,500 square feet. A combo store includes approximately 2,500 square feet for our most popular value-concept SKUs that we first tested in the Pay N Save stores. At February 4, 2007, we operated seven combo stores and planned to open two more combo stores in fiscal 2007. We will evaluate the combo stores’ performance before we expand the combo store concept to additional locations.
     During the second quarter of fiscal 2006, we opened 12 CSK stores, relocated four CSK stores and closed eight CSK stores (including four stores due to relocation), resulting in eight net new stores. During the first half of fiscal 2006, we opened 26 CSK stores, one Pay N Save store, relocated four CSK stores and closed 12 CSK stores (including four stores due to relocation), resulting in 19 net new stores.
Significant Events
     Below is a summary of significant events that have occurred during the thirteen and twenty-six weeks ended July 30, 2006 and through the date of this filing.
     Audit Committee Investigation and Restatement of the Consolidated Financial Statements
     The Company’s consolidated financial statements for the thirteen and twenty-six weeks ended July 31, 2005 included in this Quarterly Report were restated to correct errors and irregularities of the type identified in the course of the Audit Committee-led investigation and other accounting errors and irregularities identified by the Company in the course of the restatement process associated with its 2005 10-K. The Audit Committee-led investigation is described in greater detail in Note 12 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report.

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
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, approximately $12.0 million and $15.6 million of which was incurred in the thirteen and twenty-six week periods ended July 30, 2006, respectively. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.
     For a summary of the impact of the restatement on our consolidated statements of operations and of cash flows for the thirteen and twenty-six weeks ended July 31, 2005, see Note 2 Audit Committee Investigation and Restatement of Consolidated Financial Statements to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
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
Results of Operations
     The following discussion summarizes the significant factors affecting operating results for the thirteen and twenty-six weeks ended July 30, 2006 and July 31, 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this Quarterly Report as well as our 2006 10-K.

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.4%	52,5%	53.0%	52.2%

Gross profit	47.6%	47.5%	47.0%	47.8%
Other costs and expenses:
Operating and administrative	40.8%	37.7%	40.1%	38.4%
Investigation and restatement costs	2.4%	—	1.6%	—
Store closing costs	0.1%	0.2%	0.1%	0.1%

Operating profit	4.2%	9.6%	5.2%	9.3%
Interest expense	2.3%	2.0%	2.2%	2.1%
Loss on debt retirement	4.0%	0.4%	2.0%	0.2%

Income (loss) before income taxes and cumulative effect of change in accounting principle	(2.0%)	7.2%	0.9%	7.0%
Income tax expense (benefit)	(0.8%)	2.8%	0.4%	2.8%

Income (loss) before cumulative effect of change in accounting principle	(1.2%)	4.4%	0.6%	4.3%
Cumulative effect of change in accounting principle, net of tax	—	—	0.1%	—

Net income (loss)	(1.2%)	4.4%	0.5%	4.3%

Thirteen Weeks Ended July 30, 2006 Compared to Thirteen Weeks Ended July 31, 2005
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
     Net sales for the second quarter of fiscal 2006 increased 14.6%, or $62.1 million, compared to the second quarter of fiscal 2005. Net sales were $488.7 million in the second quarter of fiscal 2006 compared to $426.6 million in the second quarter of fiscal 2005. The increase in sales was primarily due to sales from the Murray’s stores we acquired in December 2005. Total same store sales declined by 2.3% with same store retail sales declining 4.1% and same store commercial sales increasing 6.1%. The decline in same store sales was due to a decline in customer count (measured by the number of in-store transactions in stores), which was partially offset by an increase in the average transaction size (measured by dollars spent per sale). We believe our net sales during this period were negatively impacted by persistent high gas prices, particularly in California, where many of our stores are located. The Company also believes that comparable store sales during this period were adversely affected by new store openings—both of the Company’s stores and our competitor’s stores. During this period, sales in our new stores failed to increase at the rate they have historically. Finally, we believe that our financial performance during this period was also negatively impacted by the distraction, uncertainty and diversion of management and other resources associated with the Audit Committee-led investigation, restatement process and related matters.
     Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. Gross profit was $232.6 million, or 47.6% of sales, for the second quarter of fiscal 2006, as compared to $202.7 million, or 47.5% of sales, for the second quarter of fiscal 2005. The increase in gross profit dollars is primarily the result of the additional sales from the acquired Murray’s stores. The gross margin percentage was essentially unchanged as we experienced declines in our comparable store retail sales, which carry higher margins than commercial sales. Additionally, sales from the Murray’s stores we acquired in December 2005 generated lower margins in fiscal 2006. These factors that reduced our overall gross margin percentages were offset primarily by reduced promotional pricing compared to 2005, which yielded higher margins.
     Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, which include salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses. Operating and administrative expenses were

$199.6 million, or 40.8% of net sales, in the second quarter of fiscal 2006, compared to $161.0 million, or 37.7% of net sales, in the second quarter of fiscal 2005. Operating and administrative expenses increased $38.6 million, primarily as a result of the impact of the acquisition of the Murray’s stores, including store related expenses, as well as expenses associated with an additional 41 net new stores added from July 31, 2005 through July 30, 2006 from organic growth.
     The Audit Committee-led investigation and restatement process relative to our 2005 10-K resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, of which approximately $12.0 million was incurred in the second quarter of fiscal 2006 and was reflected in operating and administrative expense.
     Interest expense for the second quarter of fiscal 2006 was $11.0 million compared to $8.4 million for the second quarter of fiscal 2005. The increase in interest expense was due to the increased debt we assumed in connection with our December 2005 acquisition of Murray’s, which resulted in actual cash interest as well as higher amortization of deferred financing costs.
     During the second quarter of fiscal 2006, we recorded a $19.3 million loss on debt retirement resulting from the write-off of certain deferred financing fees associated with debt that was extinguished in our 2006 refinancing and a $10.4 million loss on termination of a related interest swap associated with our $225 million of 7% Notes, $224.96 million of which were purchased pursuant to a cash tender offer and consent solicitation in July 2006 and the balance of which were purchased by us later in fiscal 2006. During the second quarter of fiscal 2005, we recorded a $1.6 million loss on debt retirement resulting from the write-off of certain deferred financing fees associated with our former credit facility, which was repaid in full as part of a refinancing completed in August 2005.
     For the thirteen weeks ended July 30, 2006 we recorded an income tax benefit of $4.1 million, compared to $12.2 million of income tax expense for the same period in 2005. Our effective tax rate was slightly higher at 41.1% in the second quarter of 2006 compared to 39.2% for the second quarter of fiscal 2005.
Twenty-Six Weeks Ended July 30, 2006 Compared to Twenty-Six Weeks Ended July 31, 2005
     Net sales for the first half of fiscal 2006 increased 14.5%, or $120.6 million, compared to the first half of fiscal 2005. Net sales were $952.5 million in the second quarter of fiscal 2006 compared to $831.9 million in the second quarter of fiscal 2005. The increase in sales was primarily due to sales from the Murray’s stores we acquired in December 2005. Total same store sales declined by 2.3% with same store retail sales declining 4.0% and same store commercial sales increasing 5.9%. The decline in same store sales was due to a decline in customer count (measured by the number of in-store transactions in stores), which was partially offset by an increase in the average transaction size (measured by dollars spent per sale). We believe our net sales during this period were negatively impacted by persistent high gas prices, particularly in California, where many of our stores are located. The Company also believes that comparable store sales during this period were adversely affected by new store openings—both of the Company’s stores and our competitor’s stores. During this period, sales in our new stores have failed to increase at the rate they have historically. Finally, we believe that our financial performance during this period was also negatively impacted by the distraction, uncertainty and diversion of management and other resources associated with the Audit Committee-led investigation, restatement process and related matters.
     Gross profit was $447.7 million, or 47.0% of sales, for the first half of fiscal 2006, as compared to $397.7 million, or 47.8% of sales, for the first half of fiscal 2005. The increase in gross profit dollars was primarily the result of the additional sales from the acquired Murray’s stores. The gross margin percentage declined as we experienced declines in our comparable retail sales per store, which carry higher margins than the shift to commercial sales. Additionally, sales from the Murray’s stores we acquired in December 2005 generated lower margins in fiscal 2006. These factors that reduced our overall gross margin percentages were partially offset by reduced promotional pricing compared to 2005, which yielded higher margins.
     Operating and administrative expenses were $381.8 million, or 40.1% of net sales, in the first half of fiscal 2006, compared to $319.0 million, or 38.4% of net sales, in the first half of fiscal 2005. Operating and administrative expenses increased $62.8 million primarily as a result of the impact of the acquisition of the Murray’s stores, including store related expenses, as well as expenses associated with an additional 41 net new stores added from July 31, 2005 to July 30, 2006 from organic growth.
     The Audit Committee-led investigation and restatement process relative to our 2005 10-K resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, of which approximately $15.6 million was incurred in the first half of fiscal 2006 and was reflected in operating and administrative expense.
     Interest expense for the first half of fiscal 2006 was $21.3 million compared to $17.2 million for the first half of fiscal 2005. The increase in interest expense was due to the increased debt we assumed in connection with our December 2005 acquisition of Murray’s, which resulted in actual cash interest as well as higher amortization of deferred financing costs.
     During the twenty-six weeks ended July 30, 2006, we recorded a $19.3 million loss on debt retirement resulting from the write-off of certain deferred financing fees associated with debt that was extinguished in our 2006 refinancing and a $10.4 million loss on termination of a related interest swap associated with our $225 million of 7% Notes, $224.96 million of which were purchased pursuant to a cash tender offer and consent solicitation in July 2006 and the balance of which were purchased by us later in fiscal 2006. During the second quarter of fiscal 2005, we recorded a $1.6 million loss on debt retirement resulting from the write-off of certain deferred financing fees associated with our former credit facility, which was repaid in full as part of a refinancing completed in August 2005.
     Income tax expense for the first half of fiscal 2006 was $3.7 million, compared to $23.1 million for the same period in 2005. Our effective tax rate was 40.8% in the first half of 2006 compared to 39.2% for the first half of 2005.
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
Liquidity and Capital Resources
  Overview of Liquidity
     Debt is an important part of our overall capitalization. Our outstanding debt balances (excluding capital leases) as of July 30, 2006 and January 29, 2006 were $519.3 million and $550.0 million, respectively. Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. At July 30, 2006, we had approximately $139.8 million of remaining borrowing capacity under our Senior Credit Facility in addition to $64.0 million of outstanding borrowings thereunder and $32.2 million of outstanding letters of credit issued thereunder.
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
     We intend to fund our cash requirements with cash flows from operating activities, borrowings under our Senior Credit Facility and short-term trade credit relating to payment terms for merchandise inventory purchases. We believe these sources should be sufficient to meet our cash needs for the foreseeable future. However, if we become subject to significant judgments, settlements or fines related to the matters discussed in Note 12 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report or any other matters, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our credit ratings, our ability to access the capital markets and our compliance with our debt covenants.
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
Second Quarter Fiscal 2006 Transactions
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
     Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at July 30, 2006, Auto could only borrow up to an additional $139.8 million of the $325.0 million facility in addition to the $64.0 million already borrowed under the revolving credit facility at an average interest rate of 6.947% and the letters of credit of approximately $32.2 million outstanding under this facility. Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, since June 2006, Auto has been required to maintain a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the agreement).
     In June 2006, as a result of our delay in the filing of our periodic reports with the SEC and our financial statements with the lenders under this facility, we entered into a waiver designed to allow us until June 13, 2007 to file such reports and financial statements. Costs associated with the waiver were approximately $1.6 million, including an extension fee that was paid in December 2006, and were recorded as deferred financing fees. In June 2007, we entered into a waiver to the Senior Credit Facility that extended the then current waiver, but was due to expire no later than August 15, 2007. On August 10, 2007, we entered into an additional waiver to the Senior Credit Facility that further extended the deadline for delivery of our delinquent SEC filings as described below under the heading “Factors Affecting Liquidity and Capital Resources — Debt Covenants.”
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
  Restructuring of 4 5/8% Notes
     Although somewhat similar default implications existed under Auto’s 4 5/8% Notes, we were able to obtain the consent of the holders of a majority of the outstanding 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were issued. This supplemental indenture provided for the waiver of any default arising from our filing delays until June 30, 2007, increased the applicable coupon interest rate of the notes to 6 3/4%, and improved the exchange rate of the notes per $1,000 principal amount of notes from 49.8473 shares of our common stock to 60.6061 shares of our common stock. Costs associated with the supplemental indenture process were approximately $0.5 million and were charged to operating and administrative expense in the second quarter of fiscal 2006. Under the registration rights agreement, additional interest of 25 basis points began to accrue on the 4 5/8% Notes in March 2006 and increased to 50 basis points in June 2006, but will cease accruing in December 2007. In total, we incurred approximately $1.5 million in additional interest expense in fiscal 2006 related to the increase in the coupon interest rate to 6 3/4% and the additional interest expense under the registration rights agreement. Also, under EITF No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, our changes to the 4 5/8% Notes were recorded in fiscal 2006 as a modification, not an extinguishment of the debt. The Company recorded the increase in the fair value of the exchange option feature as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount is being amortized to interest expense to the first date the noteholders could require repayment. The debt discount amount was approximately $7.7 million as of July 30, 2006.
     As discussed above, the exemption in the indenture under which the 6 3/4% Notes were issued that we negotiated in June 2006 expired on June 30, 2007. As we did not file all of our delinquent periodic SEC filings by June 30, 2007, a notice of default may now be given to the Company by the trustee for the 6 3/4% Notes or by the holders of 25% of the Notes, which would give the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes sixty days after the giving of such notice of default to the Company. No such notice had been given as of the date of the filing of this Quarterly Report. Although we did not file all of our late periodic SEC filings by June 30, 2007, we expect to be able to complete all such filings within the time periods required by the current waiver to the Senior Credit Facility. If we were to fail to complete such filings by such deadlines, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money or refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.
     The following table represents the key terms of the formerly outstanding 4 5/8% Notes (now 6 3/4% Notes):

Terms	6 3/4% Notes

Interest Rate	6.75% per year until December 15, 2010; 6.50% thereafter

Exchange Rate	60.6061 shares per $1,000 principal (equivalent to an initial exchange price of approximately $16.50 per share)

Maximum CSK shares exchangeable	6,060,610 common shares, subject to adjustment in certain circumstances

Maturity date	December 15, 2025

Guaranteed by	CSK Auto Corporation and all of Auto’s present and future domestic subsidiaries, jointly and severally, on a senior basis

Terms	6 3/4% Notes

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

Fiscal 2005 Transactions
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

Analysis of Cash Flows
     Net cash provided by operating activities decreased by $11.9 million during the first half of fiscal 2006 to $69.1 million compared to $81.0 million of cash provided by operating activities during the first half of fiscal 2005. Net income in the first half of fiscal 2006 decreased $31.4 million compared to the first half of fiscal 2005. The decrease in net income was primarily related to approximately $15.6 million of expenses associated with the Audit-Committee led investigation and restatement process relative to our 2005 10-K, $17.7 million of higher loss on debt retirement costs, which includes $10.4 million of cash used to terminate our interest rate swap agreement, a decline in our operating performance primarily due to the decline experienced in our same store sales and higher interest expense. As a result of the decline in same store sales, less than expected results from the Murray’s stores and the Company’s new stores and the decline in our gross margin percentage, the increase in gross profit dollars during the first half of fiscal 2006 was less than the increase in our operating and administrative expenses. Gross profit as a percent of sales decreased from 47.8% of net sales for the first half of fiscal 2005 to 47.0% of net sales for the first half of fiscal 2006, as we experienced declines in our comparable retail sales per store, which carry higher margins than commercial sales. Additionally, sales from the Murray’s stores we acquired in December 2005 generated lower margins in fiscal 2006. During the first half of fiscal 2006, increases in accounts payable were comparable to the first half of fiscal 2005; however, in the first half of fiscal 2006, increases in accounts receivables and inventory were $32.7 million lower than in the first half of fiscal 2005.
     Net cash used in investing activities totaled $18.8 million for the first half of fiscal 2006, compared to $14.3 million used during the comparable period of fiscal 2005. Capital expenditures during the first half of fiscal 2006 were $2.7 million higher than in the first half of fiscal 2005 as a result of investments made to support new store openings. During the twenty-six weeks ended July 30, 2006, we opened 27 stores (including one Pay N Save store), relocated 4 stores and closed 12 stores (including the four stores closed due to relocation), resulting in 19 net new stores. New stores are generally financed utilizing operating leases that require capital expenditures for fixtures and store equipment. New or relocated stores require approximately $136,000 per store for leasehold improvements and each new store, except for relocated stores, requires an estimated investment in working capital, principally for inventories, of approximately $300,000.
     In December 2005, we acquired Murray’s for a total acquisition cost of $180.9 million. As of January 29, 2006, we paid approximately $177.6 million, net of $0.5 million cash acquired, and recorded approximately $2.8 million in accrued liabilities, of which $1.6 million was paid during the first half of fiscal 2006.
     Net cash used in financing activities totaled $47.1 million for the first half of fiscal 2006 compared to $104.5 million used in financing activities in the first half of fiscal 2005. In the first half of fiscal 2006, we had net payments of $30.0 million under our Senior Credit Facility. In the second quarter of fiscal 2006, the inability to file our periodic SEC reports necessitated that we restructure a significant portion of our then outstanding debt. We completed a tender offer in which we repurchased approximately $225 million of our 7% Notes and repaid all $125 million of our 3 3/8% Notes upon the acceleration of their maturity. We also entered into the $350 million Term Loan Facility, which was used to fund such transactions. The most significant financing transactions in the first half of fiscal 2005 were: (1) issuance of the 3 3/8% Notes for $110.0 million; (2) repayment in full of $251.2 million of indebtedness outstanding under our previously existing senior credit facility; (3) borrowings under our Senior Credit Facility of $79.0 million; (4) repurchase of approximately $25.0 million of our common stock; and (5) $24.0 million of cash paid for our call option transactions and $15.9 million received in connection with our sale of warrants.
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
     As of July 30, 2006, there are no material changes to the contractual obligations table disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K.
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
     As of July 30, 2006, we had a total of 184 locations included in the allowance for store closing costs, consisting of 131 store locations and 53 service centers. Of the store locations, 19 locations were vacant and 112 locations were subleased. Of the service centers, 4 were vacant and 49 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.
     Activity in the allowance for store closing costs and the related payments for the twenty-six weeks ended July 30, 2006 and July 31, 2005 are as follows ($ in thousands):

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2006	2005
		(Restated)
Balance, beginning of year	$7,033	$7,774

Store closing costs:
Provision for store closing costs	174	99
Other revisions in estimates	(96)	334
Accretion	151	210
Operating expenses and other	452	372

Total store closing costs	681	1,015

Payments:
Rent expense, net of sublease recoveries	(1,226)	(1,178)
Occupancy and other expenses	(355)	(419)
Sublease commissions and buyouts	(92)	(362)

Total payments	(1,673)	(1,959)

Ending balance	$6,041	$6,830

     Net cash outflows for closed store locations for the remainder of fiscal 2006 were approximately $1.9 million. These cash outflows were funded and future cash outflows are expected to be funded from normal operating cash flows. We closed eight stores during the twenty-six weeks ended July 30, 2006 and closed one additional store during the remainder of fiscal 2006. These closures generally occurred near the end of the lease terms, which resulted in minimal closed store costs.
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
  Debt Covenants
     Certain of our debt agreements at July 30, 2006 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, our Senior Credit Facility and our Term Loan Facility contain certain financial covenants as discussed below.
     A breach of the covenants or restrictions contained in these debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under either the Senior Credit Facility or the Term Loan Facility, the lenders thereunder could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts owing thereunder to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full such indebtedness, which is collateralized by substantially all of our assets. At July 30, 2006, we were in compliance with or had obtained waivers with respect to the covenants under all our debt agreements.
     As of the date of the filing of this Quarterly Report, the Senior Credit Facility requires a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) under certain circumstances. Although the Fixed Charge Coverage Ratio of the Senior Credit Facility was not applicable at that date, under the terms of the waiver we entered into with respect to the Senior Credit Facility during the second quarter of fiscal 2006, Auto is required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all future waivers. For the four quarters ended February 4, 2007, this Ratio as so defined was 1.47:1. The Term Loan Facility also contains certain financial covenants, one of which is the requirement of a minimum Fixed Charge Coverage Ratio (as separately defined in the Term Loan Facility) of 1.4:1 until December 31, 2008 and 1.45:1 thereafter. For the four quarters ended February 4, 2007, this Ratio was 1.55:1. The Term Loan Facility, as amended, also requires that a leverage ratio test be met. The maximum leverage ratio permitted was 3.75:1 at the end of fiscal 2006 and is 3.95:1, 3.85:1, 3.75:1 and 3.50:1 for the first, second, third and fourth quarters, respectively, of fiscal 2007. The leverage ratio further declines to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of fiscal 2009. Our leverage ratio was 3.31:1 as of February 4, 2007. The leverage ratios for fiscal 2007 reflect the April 27, 2007 second amendment of the Term Loan Facility in which certain fiscal 2007 leverage ratios were modified as set forth above to provide greater flexibility along with the elimination of undrawn letters of credit from the definition of debt. Based on our current financial forecasts for fiscal 2007, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility described above for fiscal 2007 and the foreseeable future. However, a significant decline in our net sales or gross margin or unanticipated significant increases in operating costs or LIBOR-based interest rates could limit the effectiveness of discretionary actions management could take to maintain compliance with financial covenants. Although we do not expect such significant decreases and increases to occur, if they did occur, we would seek to obtain a covenant waiver from our lenders or seek a refinancing, both of which we believe are viable options for the Company. However, there can be no assurances a waiver would be obtained or a refinancing could be achieved.
     On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the then-current waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) September 15, 2007, with respect to the filing of our Quarterly Reports on Form 10-Q for fiscal 2006 and the first quarter of fiscal 2007, and October 15, 2007, with respect to the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; (ii) the date on which we have filed with the SEC all of our delinquent SEC filings up to and including our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; and (iii) the date ten days prior to the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such notes has expired. When we renegotiated the terms of our 4 5/8% (now 6 3/4%) Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee for the 6 3/4% Notes our late periodic SEC filings. As we did not so file and deliver all such filings by June 30, 2007, a notice of default may now be given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, which would give the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes 60 days after the giving of such notice of default to the Company. No such notice of default had been given as of the date of the filing of this Quarterly Report. The occurrence of an event of default under the indenture under which the 6 3/4% Notes were issued, along with the expiration of the applicable grace period thereunder, would result in an event of default under the Senior Credit Facility, which would in turn result in an event of default under the Term Loan Facility.
     Although we did not so file and deliver all of our late periodic SEC filings by June 30, 2007, we expect to be able to complete all such filings within the time periods required by the fourth waiver to the Senior Credit Facility.

Nevertheless, if we were to fail to complete such filings by such deadlines, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.
  Interest Rates
     Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on any interest rate swaps are sensitive to changes in interest rates. On April 5, 2004, we entered into an interest rate swap agreement that converted $100.0 million of our 7% Notes (including the interest thereon) to a floating rate, set semiannually in arrears, equal to the six month LIBOR + 283 basis points. In connection with the completion of our tender offer for our 7% Notes in the second quarter of fiscal 2006, we terminated the related interest rate swap agreement. We also entered into the Term Loan Facility, borrowings under which were used to purchase the 7% Notes in the tender offer and repay the 3 3/8% Notes upon the acceleration of their maturity, and amended certain terms of the 4 5/8% Notes, as described above under “— Liquidity and Capital Resources — Second Quarter Fiscal 2006 Transactions —Restructuring of 4 5/8% Notes.”
     At July 30, 2006, 76% of our outstanding debt was at variable interest rates and 24% of our outstanding debt was at fixed interest rates. With $414.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $4.1 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.
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

Item 4. Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of July 30, 2006, under the supervision and with the participation of our current management, including our current Chief Executive Officer and current interim Chief Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Based on this evaluation, our current Chief Executive Officer and our current interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 30, 2006 because of the material weaknesses identified in our evaluation of internal control over financial reporting as disclosed in our 2005 10-K. The Company performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained within this Quarterly Report were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
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
     Management identified the following material weaknesses in the Company’s internal control over financial reporting as of July 30, 2006:
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
  Interim Measures Pending Completion of Remediation Initiatives
     Management has not yet implemented all of the measures described above or adequately tested those controls already implemented. Nevertheless, management believes those remediation measures already implemented, together with the additional measures undertaken by the Company described below, satisfactorily address the material weaknesses described above as they might affect the consolidated financial statements and information included in this Quarterly Report. These additional measures included the following:
•	The fiscal 2006 quarterly reporting processes was extended, allowing the Company to conduct additional analyses and procedures and make additional adjustments as necessary to ensure the accuracy of financial reporting through July 30, 2006.

•	Where the Company identified the existence of a material weakness, the Company has performed extensive substantive procedures to ensure that affected amounts are fairly stated for all periods presented in this Quarterly Report.

•	The Company retained, on an interim basis, numerous experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the fiscal 2006 quarterly reporting process.

•	The Company conducted a detailed and extensive review of account reconciliations, non-routine transactions and agreements, financial statement classifications, spreadsheets, and journal entries and related substantiation for accuracy and conformance with GAAP.
  Control deficiencies not constituting material weaknesses
     In addition to the material weaknesses described above, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of July 30, 2006. The Company implemented during fiscal 2006 and plans to implement during fiscal 2007 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Item 6. Exhibits
     The Exhibit Index located at the end of this Form 10-Q is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK Auto Corporation

DATED: August 15, 2007	By:	/s/ Steven L. Korby
Steven L. Korby
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.03	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.2.1 of our Quarterly Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).

3.04	Second Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.04 of our Quarterly Report on Form 10-Q, filed on December 9, 2005 (File No. 001-13927).

3.05	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

3.05.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001. (File No 001-13927).

3.05.2	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 of our Quarterly Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).

4.01	Third Supplemental Indenture, dated as of June 30, 2006, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 7, 2006 (File No. 001-13927).

4.02	Second Supplemental Indenture, dated as of July 27, 2006, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 31, 2006 (File No. 001-13927).

10.01	Term Credit Agreement, dated as of June 30, 2006, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, N.A., as Co-Syndication Agents, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 7, 2006 (File No. 001-13927).

31.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Waiver, dated as of May 4, 2006, to Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on May 23, 2006 (File No. 001-13927).

99.02	Second Waiver, dated as of June 16, 2006, to the Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, the Co-Syndication Agents and the Co-Documentation Agents party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on June 19, 2006 (File No. 001-13927).

*	Filed herewith.