Form 10-Q
period 2006-10-29
CSK AUTO CORP
filed 2007-08-15
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
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
     You may obtain, free of charge, copies of this Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2006 (this “Quarterly Report”) as well as our Annual Report on Form 10-K and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, then clicking “Investors.” Information contained on our website is not part of this Quarterly Report.
Explanatory Note
     As a result of significant delays in completing our consolidated financial statements for the year ended January 29, 2006 (“fiscal 2005”), we were unable to timely file with the SEC this Quarterly Report and our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006, July 30, 2006 and May 6, 2007. The aforementioned delay was due to the Company’s devotion of substantial internal and external resources towards the completion of its Annual Report on Form 10-K for fiscal 2005 (the “2005 10-K”), which was filed with the SEC on May 1, 2007. The 2005 10-K contained restatements of prior years’ financial statements to correct accounting errors and irregularities of the type identified in the Company’s Audit Committee-led independent accounting investigation (the “Audit Committee-led investigation”) that was conducted in fiscal 2006 (defined below). The Company did not amend its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, including its Quarterly Reports on Form 10-Q for each of the first three quarterly periods in fiscal 2005. The financial statements and related financial information contained in such previously filed reports are superseded by the information in the 2005 10-K and in any later filed reports, and accordingly, the financial statements and related financial information contained in reports filed prior to the 2005 10-K should not be relied upon. The interim financial information for fiscal 2005 included in this Quarterly Report was restated as described in Note 2 to the consolidated financial statements included herein.
     The Company filed its Annual Report on Form 10-K for the fiscal year ended February 4, 2007 (“fiscal 2006”) on July 9, 2007 and amended that filing on August 15, 2007 with a Form 10-K/A (the Form 10-K as so amended, the “2006 10-K”) to amend Note 20 — Quarterly Results (unaudited) in Part II Item 8, Financial Statements and Supplementary Data, to correct inadvertent errors in our interim period results of operations reported for fiscal 2005 as more fully described in Note 2 to the consolidated financial statements included herein. Due to the delay of the filing of this Quarterly Report, certain information presented herein relates to events that occurred subsequent to October 29, 2006. For additional information regarding the Company, the Audit Committee-led investigation and its results, our business, operations, risks and results, please refer to our 2006 10-K and Current Reports on Form 8-K filed with the SEC subsequent to July 9, 2007.

     We are filing our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006 and July 30, 2006 with the SEC contemporaneously with the filing of this Quarterly Report.
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

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	October 29,	January 29,
	2006	2006
ASSETS
Cash and cash equivalents	$26,250	$17,964
Receivables, net of allowances of $384 and $435, respectively	39,171	29,861
Inventories	516,363	508,507
Deferred income taxes	41,232	37,806
Prepaid expenses and other current assets	17,514	20,047

Total current assets	640,530	614,185

Property and equipment, net	169,442	174,112
Intangibles, net	68,614	71,807
Goodwill	224,937	223,507
Deferred income taxes	8,041	20,845
Other assets, net	36,282	35,578

Total assets	$1,147,846	$1,140,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$237,406	$208,507
Accrued payroll and related expenses	60,964	48,483
Accrued expenses and other current liabilities	84,727	89,141
Current maturities of long-term debt	73,054	42,465
Current maturities of capital lease obligations	8,885	9,500

Total current liabilities	465,036	398,096

Long-term debt	451,445	507,523
Obligations under capital leases	13,990	18,106
Other liabilities	46,801	60,152

Total non-current liabilities	512,236	585,781

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 43,889,202 and 43,830,322 shares issued and outstanding at October 29, 2006 and January 29, 2006, respectively	439	438
Deferred compensation	—	(1,735)
Additional paid-in capital	431,709	426,560
Accumulated deficit	(261,574)	(269,106)

Total stockholders’ equity	170,574	156,157

Total liabilities and stockholders’ equity	$1,147,846	$1,140,034

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net sales	$483,075	$415,919	$1,435,585	$1,247,799
Cost of sales	256,188	220,892	760,950	655,028

Gross profit	226,887	195,027	674,635	592,771
Other costs and expenses:
Operating and administrative	201,056	161,144	582,815	480,181
Investigation and restatement costs	6,736	—	22,368	—
Store closing costs	364	901	1,045	1,916

Operating profit	18,731	32,982	68,407	110,674
Interest expense	13,308	7,554	34,628	24,719
Loss on debt retirement	90	—	19,426	1,600

Income before income taxes and cumulative effect of change in accounting principle	5,333	25,428	14,353	84,355
Income tax expense	2,175	9,931	5,855	33,040

Income before cumulative effect of change in accounting principle	3,158	15,497	8,498	51,315
Cumulative effect of change in accounting principle, net of tax	—	—	966	—

Net income	$3,158	$15,497	$7,532	$51,315

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.07	$0.35	$0.19	$1.15
Cumulative effect of change in accounting principle	—	—	0.02	—

Net income per share	$0.07	$0.35	$0.17	$1.15

Shares used in computing per share amounts	43,867	43,787	43,855	44,683

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.07	$0.35	$0.19	$1.14
Cumulative effect of change in accounting principle	—	—	0.02	—

Net income per share	$0.07	$0.35	$0.17	$1.14

Shares used in computing per share amounts	44,050	44,121	44,065	45,049

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated	Total
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balances at January 29, 2006	43,830,322	$438	$426,560	$(1,735)	$(269,106)	$156,157
Restricted stock	26,669	—	(205)	—	—	(205)
Adoption of SFAS No. 123R (Note 3)	—	—	(1,735)	1,735	—	—
Exercise of options	32,211	1	433	—	—	434
Compensation expense, stock-based awards	—	—	1,591	—	—	1,591
Warrants and call options, net of tax	—	—	390	—	—	390
Discount on senior exchangeable notes, net of tax	—	—	4,675	—	—	4,675
Net income	—	—	—	—	7,532	7,532

Balances at October 29, 2006	43,889,202	$439	$431,709	$—	$(261,574)	$170,574

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2006	2005
		(Restated)
Cash flows provided by (used in) operating activities:
Net income	$7,532	$51,315
Adjustments:
Depreciation and amortization of property and equipment	30,154	24,051
Amortization of other items	4,869	2,680
Amortization of debt discount and deferred financing costs	4,606	1,504
Stock-based compensation expense	3,325	385
Tax benefit relating to exercise of stock options	—	485
Write downs on disposal of property, equipment and other assets	2,617	488
Loss on debt retirement	8,496	1,600
Deferred income taxes	5,230	30,810
Changes in operating assets and liabilities:
Receivables	(9,310)	(2,931)
Inventories	(9,726)	(48,559)
Prepaid expenses and other current assets	2,533	11,162
Accounts payable	28,899	41,307
Accrued payroll, accrued expenses and other current liabilities	3,289	17,185
Other operating activities	(1,329)	(1,472)

Net cash provided by operating activities	81,185	130,010

Cash flows used in investing activities:
Capital expenditures	(25,093)	(24,165)
Business acqusitions	(3,173)	—
Other investing activities	(1,335)	(1,062)

Net cash used in investing activities	(29,601)	(25,227)

Cash flows provided by (used in) financing activities:
Payments under senior credit facility — term loan	—	(252,450)
Borrowings under senior credit facility — line of credit	63,100	144,000
Payments under senior credit facility — line of credit	(88,100)	(114,000)
Borrowings under term loan facility	350,000	—
Payments of debt issuance costs	(12,337)	(6,280)
Proceeds from issuance of 3.375% exchangeable notes	—	125,000
Retirement of of 3.375% exchangeable notes	(125,000)	—
Retirement of of 7% senior notes	(224,960)	—
Payments on capital lease obligations	(7,703)	(8,232)
Proceeds from seller financing arrangements	428	3,720
Payments on seller financing arrangements	(346)	(264)
Proceeds from repayment of stockholder receivable	—	10
Proceeds from exercise of stock options	434	830
Purchase of common stock	—	(25,029)
Net proceeds from termination of common stock call option and warrants	1,555	—
Premium on common stock call option	—	(26,992)
Premium from common stock warrants	—	17,820
Other financing activities	(369)	(224)

Net cash used in financing activities	(43,298)	(142,091)

Net increase (decrease) in cash	8,286	(37,308)
Cash and cash equivalents, beginning of period	17,964	56,229

Cash and cash equivalents, end of period	$26,250	$18,921

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     CSK Auto Corporation is a holding company. At October 29, 2006, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company,” “we,” “us,” or “our.”
     Auto is a specialty retailer of automotive aftermarket parts and accessories. At October 29, 2006, we operated 1,307 stores in 22 states, with our principal concentration of stores in the Western United States, under the following four brand names (referred to collectively as “CSK stores”): Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; Kragen Auto Parts, founded in 1947 and operating primarily in California; and Murray’s Discount Auto Stores, founded in 1972 and operating in the Midwest. At October 29, 2006, we also operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, offering primarily tools, hardware, housewares and other household goods, and seasonal items, three of which were closed during the first quarter of our fiscal year ending February 3, 2008 (“fiscal 2007”) and two of which were converted to clearance centers stocked primarily with product from the former Pay N Save store locations.
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
Note 2 — Audit Committee Investigation and Restatement of Consolidated Financial Statements
     Overview
     The Company’s consolidated financial statements for fiscal 2004 and 2003 and the quarterly financial information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2006 (“fiscal 2005”) filed May 1, 2007 (the “2005 10-K”) were restated to correct errors and irregularities of the type identified in the course of an Audit Committee-led independent accounting investigation (referred to herein as the “Audit Committee-led investigation”) conducted during fiscal 2006 and other accounting errors and irregularities identified by the Company in the course of the restatement process relative to the 2005 10-K. The Company’s consolidated financial statements for the thirteen and thirty-nine weeks ended October 30, 2005 included in this Quarterly Report on Form 10-Q (“Quarterly Report”) have been restated to correct for the effect of errors and irregularities identified relative to these periods.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, approximately $6.7 million and $22.4 million of which were incurred in the thirteen and thirty-nine week periods ended October 29, 2006, respectively. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee-led investigation and the restatement process.
     Subsequent to filing our 2005 10-K and Form 10-K for the fiscal year ended February 4, 2007, the Company filed the Form 10-K/A on August 15, 2007 to amend Note 20 — Quarterly Results (unaudited) in Part II Item 8, Financial Statements and Supplementary Data, in the Form 10-K for fiscal 2006 to correct the interim results of operations reported for fiscal 2005 as a result of an error in the manner in which the Company reported vendor allowances in interim periods. Although affecting interim periods in fiscal 2005, this error did not affect the annual results of operations for fiscal 2005 and had no affect on 2006. The restated financial information for the thirteen and thirty-nine weeks ended October 30, 2005 included in this Quarterly Report reflects the subsequent restatement of the interim information included in the 2006 10-K/A.
     The following summarizes the impact of the restatement on our statement of operations for the periods noted and should be read in conjunction with the accompanying consolidated financial statements and notes thereto (in thousands, except per share data).

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 30, 2005	October 30, 2005
Net income, as previously reported	$10,517	$31,620

Increase in net sales	7,601	23,232
Increase in cost of sales	(7,306)	(11,725)
Increase in vendor allowance recognition	6,493	20,076
Other adjustments	1,386	1,133
Decrease (increase) in interest expense	31	(264)

Total restatement adjustments	8,205	32,452
Increase in income tax provision	3,225	12,757

Impact of restatement items, net of taxes	4,980	19,695

Net income, as restated	$15,497	$51,315

Earnings per share:
Basic, as previously reported	$0.24	$0.71
Impact of restatement items, net of taxes	0.11	0.44

Basic, as restated	$0.35	$1.15

Diluted, as previously reported	$0.24	$0.70
Impact of restatement items, net of taxes	0.11	0.44

Diluted, as restated	$0.35	$1.14

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
     The table below summarizes the net sales adjustments which increased net sales together with all inventory and cost of sales adjustments, which increased our cost of sales ($ in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 30, 2005	October 30, 2005
Net sales adjustments
Core returns from customers	$8,793	$25,885
Rebates to customers	(1,121)	(2,469)
Allowance for sales returns	(71)	(184)

Increase in net sales	$7,601	$23,232

Cost of sales related to net sales adjustments
Core returns from customers	$(8,793)	$(25,885)
Rebates to customers	1,121	2,469
Allowance for sales returns	(54)	(146)

Increase in cost of sales related to net sales adjustments	(7,726)	(23,562)

Other cost of sales adjustments
Shrink adjustments	367	17
In-transit inventory	618	551
General ledger adjustments	(1,638)	1,960
Warranty cost adjustments	1,612	6,027
Overhead cost capitalization	(262)	1,764
Other	(277)	1,518

Other cost of sales adjustments	420	11,837

Increase in cost of sales	$(7,306)	$(11,725)

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
     Vendor allowance restatement adjustments
     We identified accounting errors and irregularities related to our vendor allowances that also affected cost of sales. We restated vendor allowances in our Annual Report on Form 10-K for the fiscal year ended January 30, 2005. We subsequently identified additional vendor allowances recorded in prior periods that had not been collected. We then determined that certain recorded amounts were errors or irregularities in estimation that should not have been recognized in earlier periods and identified additional instances in which vendor allowances that were collected were recorded in the incorrect periods. We further identified improper vendor debits related to instances in which amounts not owed us were deducted from vendor payments, and, if not accepted by vendors, were subsequently paid back to the vendors with the recognition and payback recorded in different accounting periods. The Company also identified errors in the application of GAAP to provisions in certain of the vendor agreements. We capitalize earned vendor allowances in inventory, which reduces cost of sales when the inventory is sold. Once we determined the proper earned amounts by periods, we had to reconstruct the amounts capitalized by vendor at each balance sheet date to determine the restatement adjustment to cost of sales. Restatement of vendor allowances and the related capitalization to inventory decreased our cost of goods sold by $6,493,000 and $20,076,000 for the thirteen and thirty-nine week periods ended October 30, 2005, respectively.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 30, 2005	October 30, 2005
Decrease in operating lease expense	$858	$3,119
Increase in depreciation expense	(581)	(1,694)
Increase in store fixtures and supplies	(155)	(329)
Increase in employee compensation and benefits	(378)	(713)
Other	1,642	750

Decrease in operating and administrative expense	$1,386	$1,133

Increase in capital lease interest expense	$(37)	$(467)
Decrease in other interest expense	68	203

Decrease (increase) in interest expense	$31	$(264)

     The effects of the above-mentioned accounting errors and irregularities on our previously reported financial statements are detailed below. The effects of the errors are presented for the following statements:
•	Consolidated Statement of Operations for the thirteen weeks ended October 30, 2005;

•	Consolidated Statement of Operations for the thirty-nine weeks ended October 30, 2005; and

•	Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 30, 2005.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED OCTOBER 30, 2005
(Unaudited)
(In thousands, except per share data)

		Net Sales,
	As Previously	Inventory and	Vendor			As
	Reported	Cost of Sales	Allowances	Other		Restated

Net sales	$408,318	$7,601	$—	$—		$415,919
Cost of sales	220,079	7,306	(6,493)	—		220,892

Gross profit	188,239	295	6,493	—		195,027
Operating and administrative	162,521	(225)*	—	(1,152	)*	161,144
Store closing costs	910	—	—	(9	)*	901

Operating profit	24,808	520	6,493	1,161		32,982
Interest expense	7,585	—	—	(31)		7,554
Loss on debt retirement	—	—	—	—		—

Income before income taxes	17,223	520	6,493	1,192		25,428
Income tax expense	6,706	204	2,552	469		9,931

Net income	$10,517	$316	$3,941	$723		$15,497

Basic earnings per share:
Net income per share	$0.24	$—	$0.09	$0.02		$0.35
Shares used in computing per share amounts	43,787					43,787

Diluted earnings per share:
Net income per share	$0.24	$—	$0.09	$0.02		$0.35
Shares used in computing per share amounts	44,121					44,121

*     Adjustments total $1,386 and represent other restatement adjustments on page 12.
The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2005
(Unaudited)
(In thousands, except per share data)

		Net Sales,
	As Previously	Inventory and	Vendor			As
	Reported	Cost of Sales	Allowances	Other		Restated

Net sales	$1,224,567	$23,232	$—	$—		$1,247,799
Cost of sales	663,379	11,725	(20,076)	—		655,028

Gross profit	561,188	11,507	20,076	—		592,771
Operating and administrative	481,351	561 *	—	(1,731	)*	480,181
Store closing costs	1,879	—	—	37	*	1,916

Operating profit	77,958	10,946	20,076	1,694		110,674
Interest expense	24,455	—	—	264		24,719
Loss on debt retirement	1,600	—	—	—		1,600

Income before income taxes	51,903	10,946	20,076	1,430		84,355
Income tax expense	20,283	4,302	7,891	564		33,040

Net income	$31,620	$6,644	$12,185	$866		$51,315

Basic earnings per share:
Net income per share	$0.71	$0.15	$0.27	$0.02		$1.15
Shares used in computing per share amounts	44,683					44,683

Diluted earnings per share:
Net income per share	$0.70	$0.15	$0.27	$0.02		$1.14
Shares used in computing per share amounts	45,049					45,049

*    Adjustments total $1,133 and represent other restatement adjustments on page 12.
The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2005
(Unaudited)
(In thousands)

		Net Sales,
	As Previously	Inventory and	Vendor		As
	Reported	Cost of Sales	Allowances	Other	Restated

Cash flows provided by (used in) operating activities:
Net income	$31,620	$6,644	$12,185	$866	$51,315
Adjustments:
Depreciation and amortization of property and equipment	22,357	—	—	1,694	24,051
Amortization of other items	2,680	—	—	—	2,680
Amortization of deferred financing costs	1,497	—	—	7	1,504
Stock-based compensation expense	385	—	—	—	385
Tax benefit relating to exercise of stock options	216	—	—	269	485
Write downs on disposal of property, equipment and other assets	488	—	—	—	488
Loss on debt retirement	1,600	—	—	—	1,600
Deferred income taxes	18,053	4,302	7,891	564	30,810
Changes in operating assets and liabilities:
Receivables	31,155	2,634	(35,902)	(818)	(2,931)
Inventories	(31,288)	(20,707)	3,436	—	(48,559)
Prepaid expenses and other current assets	4,339	6,545	—	278	11,162
Accounts payable	25,742	3,285	12,390	(110)	41,307
Accrued payroll, accrued expenses and other current liabilities	17,276	55	—	(146)	17,185
Other operating activities	1,089	(2,758)	—	197	(1,472)

Net cash provided by operating activities	127,209	—	—	2,801	130,010

Cash flows provided by (used in) investing activities:
Capital expenditures	(24,322)	—	—	157	(24,165)
Other investing activities	(1,062)	—	—	—	(1,062)

Net cash provided by (used in) investing activities:	(25,384)	—	—	157	(25,227)

Cash flows provided by (used in) financing activities:
Payments under senior credit facility — term loan	(252,450)	—	—	—	(252,450)
Borrowings under senior credit facility — line of credit	144,000	—	—	—	144,000
Payments under senior credit facility — line of credit	(114,000)	—		—	(114,000)
Payments of debt issuance costs	(6,280)	—	—	—	(6,280)
Proceeds from issuance of 3.375% exchangeable notes	125,000	—	—	—	125,000
Payments on capital lease obligations	(5,227)	—	—	(3,005)	(8,232)
Proceeds from seller financing arrangements	3,720	—	—	—	3,720
Payments on seller financing arrangements	(264)	—	—	—	(264)
Proceeds from repayment of stockholder receivable	10	—	—	—	10
Proceeds from exercise of stock options	830	—	—	—	830
Purchase of common stock	(25,029)	—	—	—	(25,029)
Premium on common stock call option	(26,992)	—	—	—	(26,992)
Premium from common stock warrants	17,820	—	—	—	17,820
Other financing activities	(224)	—	—	—	(224)

Net cash used in financing activities:	(139,086)	—	—	(3,005)	(142,091)

Net decrease in cash and cash equivalents	(37,261)	—	—	(47)	(37,308)
Cash and cash equivalents, beginning of period	56,548	—		(319)	56,229

Cash and cash equivalents, end of period	$19,287	$—	$—	$(366)	$18,921

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 3 — Accounting Change for Share-Based Compensation
     Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified-prospective method and began recognizing compensation expense for its share-based compensation plans based on the fair value of the awards. Share-based payments include stock option grants, restricted stock and a share-based compensation plan under the Company’s long-term incentive plan (the “LTIP”). Prior to January 30, 2006, the Company accounted for its stock-based compensation plans as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods. Accordingly, the Company’s financial statements for the third quarter of fiscal 2005 reflect accounting as prescribed by APB No. 25 and the third quarter of fiscal 2006 reflects SFAS No. 123R.
     Total share-based compensation expense included in operating and administrative expenses in the Company’s statement of operations for the thirteen and thirty-nine weeks ended October 29, 2006 was approximately $1,196,000 and $1,734,000, respectively. In addition, the Company incurred $1,591,000 ($966,000 net of income tax benefit) of transition expense upon adoption of SFAS No. 123R, which is shown as a cumulative effect of a change in accounting principle.
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
     The Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. Under the Plan at its inception, the number of shares as to which options, stock appreciation rights, restricted stock, stock units, incentive bonuses or other stock unit awards may be granted is 4.0 million shares of our common stock plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan. The number of shares that can be granted for certain of the items listed above may be restricted per the Plan document. Pursuant to the Plan, in no event will any option be exercisable more than 10 years after the date the option is granted, although we have typically granted options with seven year terms. The Company has generally granted stock options and restricted stock with three-year vesting periods. However, stock options granted to our directors under the Plan vest in one year and awards under the LTIP vest over four years. As of October 29, 2006, there were approximately 2.2 million shares available for grant.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     SFAS No. 123R requires share-based compensation expense recognized since January 30, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS No. 123R for unvested options granted subsequent to the adoption date. The Company uses the Black-Scholes option-pricing model to value all options, and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in operating and administrative expense in the accompanying consolidated statements of operations for the thirteen and thirty-nine weeks ended October 29, 2006 was approximately $196,000 and $1,158,000, respectively, for the unvested options granted prior to the adoption date. The remaining unrecognized compensation cost related to unvested awards as of October 29, 2006 (net of estimated forfeitures) was approximately $1.8 million and the weighted-average period of time over which this cost will be recognized is 1.3 years. Under SFAS No. 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. A summary of the Company’s stock option activity for the thirty-nine weeks ended October 29, 2006 and other information is as follows:

					Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
	Number of	Grant	Fair	Intrinsic	Options	Exercisable	Intrinsic
	Shares	Price	Value	Value	Exercisable	Price	Value
Balance at January 29, 2006	3,207,409	$14.31
Granted at market price	—	$—	$—
Exercised	(32,211)	$12.10
Cancelled	(350,852)	$20.09

Balance at October 29, 2006	2,824,346	$13.63		$6,476,000	2,455,142	$13.62	$5,784,000

     The weighted average remaining contractual life of all options outstanding at October 29, 2006 was 3.5 years.
     The following table summarizes values for stock options exercised ($ in thousands):

	Thirteen Weeks		Thirty-Nine Weeks
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2006	2005	2006	2005
Cash received	$169	$102	$434	$830
Tax benefits	$—	$292	$—	$485
     SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on when employees exercise stock options and the current market price), the amounts of operating cash flows recognized for such excess tax deductions for stock option exercises were $292,000 and $485,000 for the thirteen and thirty-nine weeks ended October 30, 2005, respectively.
  Restricted Stock
     The Company has in effect a performance incentive plan for the Company’s management under which the Company awards shares of restricted stock that vest equally over a three-year period. Unvested shares are forfeited when an employee ceases employment except in certain specific circumstances, wherein vesting is accelerated (e.g., change of control). For the thirty-nine weeks ended October 29, 2006, the Company did not grant any restricted stock, whereas the Company granted 5,000 shares and 69,883 shares of restricted stock during the thirteen and thirty-nine week periods ended October 30, 2005, respectively. For accounting purposes, restricted stock is valued at the grant date fair value of the common stock. The Company’s accounting for restricted stock was not affected by the adoption of SFAS No. 123R. At January 29, 2006, the Company had approximately $1.7 million of deferred compensation costs related to unvested restricted stock included in stockholders’ equity. In accordance with SFAS No. 123R, the deferred compensation balance of $1.7 million as of January 29, 2006 was reclassified to additional paid-in capital. Total share-based compensation expense for restricted stock included in operating and administrative expense in the accompanying consolidated statements of operations for the thirteen and thirty-nine weeks ended October 29, 2006 was approximately $62,000 and $433,000, respectively; total share-based compensation expense for restricted stock included in operating and administrative expense in the accompanying consolidated statements of operations for the thirteen and thirty-nine weeks ended October 30, 2005 was

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
approximately $172,000 and $385,000, respectively. The remaining unrecognized compensation cost related to unvested awards as of October 29, 2006 (net of estimated forfeitures) was approximately $786,000, and the weighted-average period of time over which this cost will be recognized is approximately 1.5 years. A summary of the Company’s restricted stock activity for the thirty-nine weeks ended October 29, 2006 and other information is as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Shares	Grant Price	Value
Non-vested at January 29, 2006	137,779	$14.72
Granted	—	$—
Released	(41,105)	$14.72
Cancelled	(35,998)	$14.46

Balance at October 29, 2006	60,676	$14.89	$914,000

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
     The LTIP units are classified as a liability award under SFAS No. 123R, and as such, must be measured at fair value at the grant date and recognized as compensation cost over the service period in accordance with FIN 28. The modified prospective transition rules under SFAS No. 123R require that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, the Company recorded $966,000, net of $625,000 income tax benefit, as a cumulative effect of a change in accounting principle for the LTIP fair value liability under SFAS No. 123R upon adoption. Total share-based compensation expense included in operating and administrative expense in the accompanying consolidated statements of operations for the thirteen and thirty-nine weeks ended October 29, 2006 was approximately $938,000 and $143,000, respectively, related to the LTIP units. At October 29, 2006, the Company had a liability of $1,735,000 and approximately $2.0 million of unrecognized compensation cost related to LTIP units. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
  Pro Forma Information
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the thirteen and thirty-nine weeks ended October 30, 2005 (in thousands, except per share data):

	Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 30, 2005	October 30, 2005
	(Restated)	(Restated)
Net income — as reported	$15,497	$51,315
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	104	239
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(667)	(1,686)

Net income — pro forma	$14,934	$49,868

Earnings per share — basic:
As reported	$0.35	$1.15
Pro forma	0.34	1.12
Earnings per share — diluted:
As reported	$0.35	$1.14
Pro forma	0.34	1.11
As reported shares:
Basic	43,787	44,683
Diluted	44,121	45,049
Pro forma shares used in calculation:
Basic	43,787	44,683
Diluted	44,148	45,066
     The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following assumptions:

	Thirteen	Thirty-Nine
	Weeks	Weeks
	Ended	Ended
	October 30,	October 30,
	2005	2005
Dividend yield	0%	0%
Risk free interest rate	4.14%	3.86%-4.14%
Expected life of options	6	6
Expected volatility	26.53%	26.53%-33.36%
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have an impact on its financial condition, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.
Note 5 — Business Acquisition
     On December 19, 2005, we acquired all of the outstanding stock of Murray’s, a private company headquartered in Belleville, Michigan, that operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana. The purchase price was $180.9 million. As of January 29, 2006, $2.8 million of the purchase price was recorded in other accrued liabilities. The Murray’s acquisition complemented our existing operations and expanded our markets served from 19 to 22 states. The acquisition was funded from borrowings under a $325.0 million senior secured asset-based revolving credit facility and from the issuance of the 4 5/8% (now 6 3/4%) senior exchangeable notes. See Note 10 — Long-Term Debt.

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
     In August 2006, we purchased a franchised Murray’s store for approximately $1.8 million. Net of liabilities assumed, the Company paid approximately $1.5 million in cash and recorded approximately $1.4 million in goodwill.
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
•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Our store shrinkage estimates are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. That percentage is multiplied by sales since the last physical inventory through period end. Our shrinkage expense for the thirteen and thirty-nine weeks ended October 29, 2006 was approximately $7.9 million and $24.9 million, respectively, and approximately $7.2 million and $22.4 million, respectively, for the thirteen and thirty-nine weeks ended October 30, 2005. While the shrinkage accrual is based on recent experience, there is a risk that actual losses may be higher or lower than expected.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record.
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

	October 29,	January 29,
	2006	2006
FIFO Cost	$579,318	$559,359
Administrative and overhead costs	28,647	31,679
Vendor allowances	(72,210)	(67,959)
Shrinkage	(18,457)	(12,488)
Obsolescence	(935)	(2,084)

Net inventory	$516,363	$508,507

Note 7 — Property and Equipment
     Property and equipment are comprised of the following ($ in thousands):

	October 29,	January 29,
	2006	2006	Estimated Useful life
Land	$348	$348
Buildings	14,626	14,198	15 - 25 years
Leasehold improvements	154,942	146,690	Shorter of lease term or useful life
Furniture, fixtures and equipment	169,370	164,745	3 - 10 years
Property under capital leases	95,815	94,220	5 - 15 years or life of lease
Purchased software	11,857	9,141	5 years

	446,958	429,342
Less: accumulated depreciation and amortization	(277,516)	(255,230)

Property and equipment, net	$169,442	$174,112

     Accumulated amortization of property under capital leases totaled approximately $72.7 million and $67.4 million at October 29, 2006 and January 29, 2006, respectively.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Our intangible assets, excluding goodwill, consist of favorable leasehold interests, license agreements, trade names and trademarks, and customer relationship intangibles resulting from business acquisitions. Amortization expense related to intangible assets is computed on a straight-line basis over the respective useful lives. Leasehold interests associated with store closures are written off at the time of closure.
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
     The changes in intangible assets, including goodwill, for the thirty-nine weeks ended October 29, 2006 are as follows ($ in thousands):

	Carrying				Carrying
	Value as of				Value as of
	January 29, 2006	Additions	Amortization	Adjustments	Oct. 29, 2006
Amortized intangible assets:
Leasehold interests	$28,556	—	—	(44)	$28,512
Accumulated amortization	(10,111)	—	(1,457)	44	(11,524)

	18,445	—	(1,457)	—	16,988

License agreement	4,417	—	—	—	4,417
Accumulated amortization	(631)	—	(473)	—	(1,104)

	3,786	—	(473)	—	3,313

Tradenames and trademarks	49,400	—	—	—	49,400
Accumulated amortization	(190)	—	(1,236)	—	(1,426)

	49,210	—	(1,236)	—	47,974

Customer relationships	370	—	—	—	370
Accumulated amortization	(4)	—	(27)	—	(31)

	366	—	(27)	—	339

Amortized intangibles, net	71,807	—	(3,193)	—	68,614

Unamortized intangible assets:
Goodwill	223,507	1,430	—	—	224,937

Total intangible assets, net	$295,314	$1,430	$(3,193)	$—	$293,551

     Estimated amortization expense relating to intangible assets for the next five fiscal years is listed below ($ in thousands):

Fiscal 2007	$4,204
Fiscal 2008	4,127
Fiscal 2009	4,050
Fiscal 2010	3,993
Fiscal 2011	3,947

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
     As of October 29, 2006, we had a total of 177 locations included in the allowance for store closing costs, consisting of 124 store locations and 53 service centers. Of the store locations, 15 locations were vacant and 109 locations were subleased. Of the service centers, 3 were vacant and 50 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.
     Activity in the allowance for store closing costs and the related payments for the thirty-nine weeks ended October 29, 2006 and October 30, 2005 are as follows ($ in thousands):

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2006	2005
		(Restated)
Balance, beginning of year	$7,033	$7,774

Store closing costs:
Provision for store closing costs	174	122
Other revisions in estimates	(110)	925
Accretion	226	314
Operating expenses and other	755	555

Total store closing costs	1,045	1,916

Payments:
Rent expense, net of sublease recoveries	(1,819)	(1,697)
Occupancy and other expenses	(707)	(564)
Sublease commissions and buyouts	(198)	(381)

Total payments	(2,724)	(2,642)

Ending balance	$5,354	$7,048

     Net cash outflows for closed store locations were approximately $0.9 million for the remainder of fiscal 2006. These cash outflows were funded and future cash outflows are expected to be funded from normal operating cash flows. We closed 12 stores during the thirty-nine weeks ended October 29, 2006 (including four stores closed due to relocation). These closures generally occurred near the end of the lease terms, which resulted in minimal closed store costs. We closed one store during the remainder of fiscal 2006.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 10 — Long-Term Debt
  Overview
     Outstanding debt, excluding capital leases, is as follows ($ in thousands):

	October 29,	January 29,
	2006	2006
Term loan facility	$350,000	$—
Senior credit facility	69,000	94,000
6.75% senior exchangeable notes, carrying balance decreased in fiscal 2006 by $7.3 million discount in accordance with EITF No. 06-6	92,667	100,000
7% senior subordinated notes, carrying balance decreased in fiscal 2005 by $6.7 million relating to SFAS No. 133 hedge accounting adjustment	40	218,279
3.375% senior exchangeable notes	—	125,000
Seller financing arrangements	12,792	12,709

Total debt	524,499	549,988
Less: Current portion of term loan facility	3,487	—
Senior credit facility (1)	69,000	42,000
Current maturities of seller financing arrangements	567	465

Total debt (non-current)	$451,445	$507,523

(1)	This portion of the revolving line of credit represents the expected paydown in the following 12-month period.
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
  Senior Credit Facility — Revolving Line of Credit
     At October 29, 2006 and January 29, 2006, Auto had a $325.0 million senior secured revolving line of credit. Auto is the borrower under the agreement and it is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). The Senior Credit Facility matures in July 2010.
     During the second quarter of fiscal 2006, we entered into a waiver under the Senior Credit Facility to allow us until June 13, 2007 to file certain periodic reports with the SEC. Costs associated with the waiver were approximately $1.6 million, were recorded as deferred financing fees in fiscal 2006, and are being amortized through July 2010. See Note 13 — Subsequent Events for a discussion of subsequent waiver to the Senior Credit Facility.
     Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at October 29, 2006, Auto could only borrow up to an additional $133.3 million of the $325.0 million facility in addition to the $69.0 million borrowed under the revolving credit facility at October 29, 2006 at an average interest rate of approximately 6.929%, and the $32.2 million of letters of credit outstanding under the Senior Credit Facility at that date. At each balance sheet date, we classify, as a current liability, balances outstanding under the revolving portion of the Senior Credit Facility we expect to repay during the following 12 months. Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted and certain prepayments and amendments of indebtedness. In addition, under the terms of the waiver we entered into with respect to the Senior Credit Facility in June 16, 2006, Auto has been required to maintain a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the agreement) and will be required to do so until the termination of such waiver and all future waivers. See Note 13 — Subsequent Events.
     In the second quarter of fiscal 2005, in connection with the early termination of our prior senior credit facility, consisting of a $255.0 million term loan and a $145.0 million revolving credit facility, we recorded a $1.6 million loss on debt retirement resulting from the write-off of certain deferred financing fees.
  4 5/8% Notes Refinanced into 6 3/4% Notes
     In June 2006, we commenced a cash tender offer and consent solicitation with respect to our $100.0 million of 4 5/8% Notes. We did not purchase any notes in the tender offer because holders of a majority of the outstanding 4 5/8% Notes did not tender in the offer prior to its expiration date. We later obtained the consent of the holders of a majority of the 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were originally issued that (i) waived any default arising from Auto’s failure to file certain financial information with the Trustee for the notes, (ii) exempted Auto from compliance with the SEC filing covenants in the indenture until June 30, 2007, (iii) increased the interest rate of the notes to 6 3/4% per year until December 15, 2010 and 6 1/2% per year thereafter, and (iv) increased the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of notes (hereinafter, these notes are referred to as the “6 3/4% Notes”). All other terms of the indenture are unchanged. Costs associated with the tender offer and supplemental indenture were approximately $0.5 million and were recognized in operating and administrative expenses in the second quarter of fiscal 2006. Under the registration rights agreement entered into in connection with the sale of the 4 5/8% Notes and described below, additional interest of 25 basis points began to accrue on these Notes in March 2006 and increased to 50 basis points in June 2006. In total, we incurred approximately $1.5 million in additional interest expense in fiscal 2006 related to the increase in the coupon interest rate to 6 3/4% and the additional interest expense under the registration rights agreement. Also, in accordance with Emerging Issues Task Force (“EITF”) No 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, the changes to the 6 3/4% Notes were recorded in fiscal 2006 as a modification, not an extinguishment, of the debt. The Company recorded the increase in the fair value of the exchange option as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount was $7.7 million and is being amortized to interest expense following the interest method to the first date the noteholders could require repayment. Total amortization on the debt discount was $0.4 million as of October 29, 2006.
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
  3 3/8% Notes
     In July 2006, we repaid all the 3 3/8% Notes upon the acceleration of their maturity for the principal amount of $125.0 million. Unamortized deferred financing fees at the time of repayment were $4.0 million, and costs associated with the transaction were approximately $0.1 million, all of which was recognized as a loss on debt retirement during the second quarter of fiscal 2006. In September 2006, the equity call option and warrant contracts were terminated and settled with the counterparty. We elected a cash settlement and received approximately $3.0 million for the call option and paid proceeds of $1.4 million for the warrant contract. These amounts represented the fair value of the contracts at the termination date and were recorded as additional paid-in capital in fiscal 2006.
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
  Debt Covenants
     Certain of our debt agreements at October 29, 2006 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant. Although the Fixed Charge Coverage Ratio was not applicable under the terms of the Senior Credit Facility during the quarter ended October 29, 2006, under the terms of the waiver we entered into with respect to the Senior Credit Facility during the second quarter of fiscal 2006,

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Auto is required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all subsequent waivers. The Term Loan Facility also requires us to maintain compliance with certain financial covenants. See Note 13 — Subsequent Events for a discussion of our compliance with these covenants.
     A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence of an event of default under our Senior Credit Facility or the Term Loan Facility, the lenders could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets. At October 29, 2006, we were in compliance with or had obtained waivers with respect to the covenants under all our debt agreements. See Note 13 — Subsequent Events for a discussion of our debt covenants subsequent to October 29, 2006.
Note 11 — Earnings per Share
     Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Numerator for basic and diluted earnings per share:
Net Income	$3,158	$15,497	$7,532	$51,315

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	43,867	43,787	43,855	44,683

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	43,867	43,787	43,855	44,683
Effect of dilutive securities	183	334	210	366

Weighted average shares outstanding (diluted)	44,050	44,121	44,065	45,049

Shares excluded as a result of anti-dilution:
Stock options	2,137	1,066	2,162	374
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
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, approximately $6.7 million and $22.4 million of which was incurred in the thirteen and thirty-nine week periods ended October 29, 2006, respectively. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.
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
Note 13 — Subsequent Events
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
     In the following discussion, we refer to the thirteen week periods ended on October 29, 2006 and October 30, 2005 as the “third quarter” and the thirty-nine week periods ended on October 29, 2006 and October 30, 2005 as the “thirty-nine weeks” of those fiscal years.
Overview
     CSK Auto Corporation (“CSK”) is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers of such products in the entire country, based, in each case, on store count. As of October 29, 2006, through our wholly owned subsidiary CSK Auto, Inc., we operated 1,307 stores in 22 states under one fully integrated operating format and the following four brand names (referred to collectively as “CSK Stores”):
•	Checker Auto Parts, founded in 1969, with 458 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 225 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 502 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 122 stores in the Midwest.
     At October 29, 2006, we also operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, offering primarily tools, hardware, housewares and other household goods, and seasonal items. As a part of our continuing review of store results, we closed three of the five Pay N Save stores during the first quarter of fiscal 2007. The remaining two stores were converted to clearance centers and stocked primarily with product from the former Pay N Save store locations. We concluded that the sales performance of the Pay N Save stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count. The Pay N Save concept provided us with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK Stores. This function is now being accommodated with a combination (“combo”) store shopping format in existing stores that are larger than our average store size of 7,500 square feet. A combo store includes approximately 2,500 square feet for our most popular value-concept SKUs that we first tested in the Pay N Save stores. At February 4, 2007, we operated seven combo stores and planned to open two more combo stores in fiscal 2007. We will evaluate the combo stores’ performance before we expand the combo store concept to additional locations.
     During the third quarter of fiscal 2006, we opened 16 CSK Stores. We did not relocate or close any stores during the third quarter of fiscal 2006. During the thirty-nine weeks ended October 29, 2006, we opened 42 CSK Stores and one Pay N Save store, and closed 12 stores (including 4 stores closed due to relocation).
Significant Events
     Below is a summary of significant events that have occurred during the thirteen and thirty-nine weeks ended October 29, 2006 and through the date of this filing.
  Audit Committee Investigation and Restatement of the Consolidated Financial Statements
     The Company’s consolidated financial statements for the thirteen and thirty-nine weeks ended October 30, 2005 included in this Quarterly Report were restated to correct errors and irregularities of the type identified in the course of the Audit Committee-led investigation and other accounting errors and irregularities identified by the Company in the course of the restatement process associated with its 2005 10-K. The Audit Committee-led investigation is described in greater detail in Note 12 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report.

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
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, approximately $6.7 million and $22.4 million of which were incurred in the thirteen and thirty-nine week periods ended October 29, 2006, respectively. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.
     For a summary of the impact of the restatement on our consolidated statements of operations and of cash flows for the thirteen and thirty-nine weeks ended October 30, 2005, see Note 2 — Audit Committee Investigation and Restatement of Consolidated Financial Statements to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
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

Results of Operations
     The following discussion summarizes the significant factors affecting operating results for the thirteen and thirty-nine week periods ended October 29, 2006 and October 30, 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this Quarterly Report as well as our 2006 10-K.
     The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.0%	53.1%	53.0%	52.5%

Gross profit	47.0%	46.9%	47.0%	47.5%
Other costs and expenses:
Operating and administrative	41.6%	38.7%	40.6%	38.5%
Investigation and restatement costs	1.4%	—	1.5%	—
Store closing costs	0.1%	0.2%	0.1%	0.1%

Operating profit	3.9%	8.0%	4.8%	8.9%
Interest expense	2.8%	1.8%	2.4%	2.0%
Loss on debt retirement	0.0%	—	1.4%	0.1%

Income before income taxes and cumulative effect of change in accounting principle	1.1%	6.2%	1.0%	6.8%
Income tax expense	0.5%	2.5%	0.4%	2.7%

Income before cumulative effect of change in accounting principle	0.6%	3.7%	0.6%	4.1%
Cumulative effect of change in accounting principle, net of tax	—	—	0.1%	—

Net income	0.6%	3.7%	0.5%	4.1%

Thirteen Weeks Ended October 29, 2006 Compared to Thirteen Weeks Ended October 30, 2005
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
     Net sales for the third quarter of fiscal 2006 increased 16.1%, or $67.2 million, compared to the third quarter of fiscal 2005. Net sales were $483.1 million in the third quarter of fiscal 2006 compared to $415.9 million in the third quarter of fiscal 2005. The increase in sales was primarily due to sales from the Murray’s stores we acquired in December 2005. Total same store sales declined by 0.7%, with same store retail sales declining 2.8% and same store commercial sales increasing 9.0%. The decline in same store sales was due to a decline in customer count (measured by the number of in-store transactions), which was partially offset by an increase in the average transaction size (measured by dollars spent per sale). We believe our net sales during this period were negatively impacted by persistent high gas prices, particularly in California, where many of our stores are located. The Company also believes that comparable store sales during this period were adversely affected by new store openings—both of the Company’s stores and our competitor’s stores. During this period, sales in our new stores failed to increase at the rate they have historically. Finally, we believe that our financial performance during this period was also negatively impacted by the distraction, uncertainty and diversion of management and other resources associated with the Audit Committee-led investigation, restatement process and related matters, as well as the significant management changes that were effected during this period.
     Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. Gross profit was $226.9 million, or 47.0% of sales, for the third quarter of fiscal 2006, as compared to $195.0 million, or 46.9% of sales, for the third quarter of fiscal 2005. The increase in gross profit dollars is primarily the result of the additional sales from the acquired Murray’s stores. The gross margin percentage was essentially unchanged as we experienced declines in our comparable store retail sales, which carry higher margins than commercial sales. Additionally, sales from the Murray's stores we acquired in December 2005 generated lower margins in fiscal 2006. These factors that reduced our overall gross margin percentages were offset primarily by reduced promotional pricing compared to 2005, which yielded higher margins.

     Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, which include salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses. Operating and administrative expenses were $201.1 million, or 41.6% of net sales, in the third quarter of fiscal 2006, compared to $161.1 million, or 38.7% of net sales, in the third quarter of fiscal 2005. Operating and administrative expenses increased $40.0 million, primarily as a result of the impact of the acquisition of the Murray’s stores, including store related expenses, as well as expenses associated with 47 net new stores added from October 30, 2005 through October 29, 2006 from organic growth.
     The Audit Committee-led investigation and restatement process relative to our 2005 10-K resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, of which approximately $6.7 million was incurred in the third quarter of fiscal 2006 and reflected in operating and administrative expense.
     Interest expense for the third quarter of fiscal 2006 was $13.3 million compared to $7.6 million for the third quarter of fiscal 2005. The increase in interest expense was due to the increased debt we assumed in connection with our December 2005 acquisition of Murray’s, as well as the higher rates of interest we incurred following the refinancing completed in the second quarter of fiscal 2006. Our inability to file our financial statements in a timely manner resulted in the refinancing of substantially all of our debt in the second quarter of fiscal 2006.
     For the thirteen weeks ended October 29, 2006, we recorded an income tax expense of $2.2 million, compared to $9.9 million of income tax expense for the same period in 2005. Our effective tax rate was slightly higher at 40.8% in the third quarter of 2006 compared to 39.1% for the third quarter of fiscal 2005.
Thirty-Nine Weeks Ended October 29, 2006 Compared to Thirty-Nine Weeks Ended October 30, 2005
     Net sales for the thirty-nine weeks ended October 29, 2006 increased 15.0%, or $187.8 million, compared to the same period of fiscal 2005. Net sales were $1,435.6 million for the thirty-nine weeks ended October 29, 2006 compared to $1,247.8 million in the same period of fiscal 2005. The increase in sales was primarily due to sales from the Murray’s stores we acquired in December 2005. Same store sales declined by 1.8% overall with same store retail sales declining 3.6% and same store commercial sales increasing 7.0%. The decline in same store sales was due to a decline in customer count (measured by the number of in-store transactions), which was partially offset by an increase in the average transaction size (measured by dollars spent per sale). We believe our net sales during this period were negatively impacted by persistent high gas prices, particularly in California, where many of our stores are located. The Company also believes that comparable store sales during this period were adversely affected by new store openings—both of the Company’s stores and our competitor’s stores. During this period, sales in our new stores failed to increase at the rate they have historically. Finally, we believe that our financial performance during this period was also negatively impacted by the distraction, uncertainty and diversion of management and other resources associated with the Audit Committee-led investigation, restatement process and related matters, as well as the significant management changes that were effected during this period.
     Gross profit was $674.6 million, or 47.0% of sales, for the thirty-nine weeks ended October 29, 2006, compared to $592.8 million, or 47.5% of sales, for the same period in fiscal 2005. The increase in gross profit dollars was primarily the result of the additional sales from the acquired Murray’s stores. The gross margin percentage declined as we experienced declines in our comparable store retail sales, which carry somewhat higher margins than commercial sales. Additionally, sales from the Murray’s Stores we acquired in December 2005 generated lower margins in fiscal 2006. These factors that reduced our overall gross margin percentage were offset primarily by reduced promotional pricing compared to 2005, which yielded higher margins.
     Operating and administrative expenses were $582.8 million, or 40.6% of net sales, for the thirty-nine weeks ended October 29, 2006, compared to $480.2 million, or 38.5% of net sales, for the same period in fiscal 2005. Operating and administrative expenses increased $102.6 million primarily as a result of the impact of the acquisition of the Murray’s stores, including store related expenses, as well as expenses associated with 47 net new stores added from October 30, 2005 through October 29, 2006 from organic growth.
     The Audit Committee-led investigation and restatement process relative to our 2005 10-K resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006, of which approximately $22.4 million was incurred in the thirty-nine weeks ended October 29, 2006 and reflected in operating and administrative expense.
     Interest expense for the thirty-nine weeks ended October 29, 2006 was $34.6 million compared to $24.7 million for the same period of fiscal 2005. The $9.9 million in additional interest expense is due to our assumption of additional debt in connection with the purchase of Murray’s in December 2005, as well as the higher rates of interest we incurred following the refinancing completed in the second quarter of fiscal 2006. Our inability to file our financial statements in a timely manner resulted in the refinancing of substantially all of our debt in the second quarter of fiscal 2006.

     During the thirty-nine weeks ended October 29, 2006, we recorded a $19.4 million loss on debt retirement resulting from the write-off of certain deferred financing fees associated with debt that was extinguished in our 2006 refinancing and a $10.4 million loss on termination of a related interest swap associated with our $225 million of 7% Notes, $224.96 million of which were purchased pursuant to a cash tender offer and consent solicitation in July 2006 and the balance of which were purchased by us later in fiscal 2006. During the second quarter of fiscal 2005, we recorded a $1.6 million loss on debt retirement resulting from the write-off of certain deferred financing fees associated with our former credit facility, which was repaid in full as part of a refinancing completed in August 2005.
     Income tax expense for the thirty-nine weeks ended October 29, 2006 was $5.9 million, compared to $33.0 million for the same period in 2005. Our effective tax rate was 40.8% in the thirty-nine weeks ended October 29, 2006 compared to 39.2% for the same period in 2005.
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
Liquidity and Capital Resources
  Overview of Liquidity
     Debt is an important part of our overall capitalization. Our outstanding debt balances (excluding capital leases) as of October 29, 2006 and January 29, 2006 were $524.5 million and $550.0 million, respectively. Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. At October 29, 2006, we had approximately $133.3 million of remaining borrowing capacity under our Senior Credit Facility in addition to $69.0 million of outstanding borrowings thereunder and $32.2 million of outstanding letters of credit issued thereunder.
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
     Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at October 29, 2006, Auto could only borrow up to an additional $133.3 million of the $325.0 million facility in addition to the $69.0 million already borrowed under the revolving credit facility at an average interest rate of 6.947% and the letters of credit of approximately $32.2 million outstanding under this facility. Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, since June 2006, Auto has been required to maintain a minimum 1:1 Fixed Charge Coverage Ratio (as defined in the agreement).
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
  Restructuring of 4 5/8% Notes
     Although somewhat similar default implications existed under Auto’s 4 5/8% Notes, we were able to obtain the consent of the holders of a majority of the outstanding 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were issued. This supplemental indenture provided for the waiver of any default arising from our filing delays until June 30, 2007, increased the applicable coupon interest rate of the notes to 6 3/4%, and improved the exchange rate of the notes per $1,000 principal amount of notes from 49.8473 shares of our common stock to 60.6061 shares of our common stock. Costs associated with the supplemental indenture process were approximately $0.5 million and were charged to operating and administrative expense in the second quarter of fiscal 2006. Under the registration rights agreement, additional interest of 25 basis points began to accrue on the 4 5/8% Notes in March 2006 and increased to 50 basis points in June 2006, but will cease accruing in December 2007. In total, we incurred approximately $1.5 million in additional interest expense in fiscal 2006 related to the increase in the coupon interest rate to 6 3/4% and the additional interest expense under the registration rights agreement. Also, under EITF No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, our changes to the 4 5/8% Notes were recorded in fiscal 2006 as a modification, not an extinguishment of the debt. The Company recorded the increase in the fair value of the exchange option feature as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount is being amortized to interest expense to the first date the noteholders could require repayment. The debt discount amount was approximately $7.3 million as of October 29, 2006.
     As discussed above, the exemption in the indenture under which the 6 3/4% Notes were issued that we negotiated in June 2006 expired on June 30, 2007. As we did not file all of our delinquent periodic SEC filings by June 30, 2007, a notice of default may now be given to the Company by the trustee for the 6 3/4% Notes or by the holders of 25% of the Notes, which would give the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes sixty days after the giving of such notice of default to the Company. No such notice had been given as of the date of the filing of this Quarterly Report. Although we did not file all of our late periodic SEC filings by June 30, 2007, we expect to be able to complete all such filings within the time periods required by the current waiver to the Senior Credit Facility. If we were to fail to complete such filings by such periods, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money or refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.

     The following table represents the key terms of the 6 3/4% Notes (formerly 4 5/8% Notes):

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
Analysis of Cash Flows
     Net cash provided by operating activities decreased $48.8 million during the thirty-nine weeks ended October 29, 2006 to $81.2 million compared to $130.0 million of cash provided by operating activities during the comparable period of fiscal 2005. Net income decreased during the thirty-nine weeks ended October 29, 2006 compared to the thirty-nine weeks ended October 30, 2005 by $43.8 million. The decrease in net income was primarily related to approximately $22.4 million of expenses associated with the Audit-Committee led investigation and restatement process relative to our 2005 10-K, $17.8  million of higher loss on debt retirement costs, which includes $10.4 million of cash used to terminate our interest rate swap agreement, a decline in our operating performance primarily due to the decline experienced in our same store sales and higher interest expense. As a result of the decline in same store sales, less than expected results from the Murray’s stores and the Company’s new stores and the decline in our gross margin percentage, the increase in gross profit dollars during the thirty-nine weeks ended October 29, 2006 was less than the increase in our operating and administrative expenses. Gross profit as a percent of sales decreased from 47.5% of net sales for the thirty-nine weeks ended October 29, 2006 to 47.0% of net sales for the corresponding period in 2005, as we experienced declines in our comparable retail sales per store, which carry higher margins than commercial sales. Additionally, sales from the Murray’s stores we acquired in December 2005 generated lower margins in fiscal 2006.
     Net cash used in investing activities totaled $29.6 million for the thirty-nine weeks ended October 29, 2006 compared to $25.2 million used during the corresponding period of fiscal 2005. Capital expenditures during the thirty-nine weeks ended October 29, 2006 were $0.9 million higher than in the thirty-nine weeks ended October 30, 2005 as a result of investments made to support new store openings. During the thirty-nine weeks ended October 29, 2006, we opened 43 stores (including one Pay N Save store), relocated four stores, and closed 12 stores (including the four stores closed upon relocation), resulting in 35 net new stores. New stores are generally financed utilizing operating leases that require capital expenditures for fixtures and store equipment. New or relocated stores require approximately $136,000 per store for leasehold improvements, and each new store, except for relocated stores, requires an estimated investment in working capital, principally for inventories, of approximately $300,000.
     In December 2005, we acquired Murray’s for a total acquisition cost of $180.9 million. As of January 29, 2006, we paid approximately $177.6 million, net of $0.5 million cash acquired, and recorded approximately $2.8 million in accrued liabilities, of which $1.6 million was paid during the thirty-nine weeks ended October 29, 2006. In August 2006, we purchased a franchised Murray’s store for approximately $1.8 million. Net of liabilities assumed, the Company paid approximately $1.5 million in cash and recorded $1.4 million in goodwill.
     Net cash used in financing activities totaled $43.3 million for the thirty-nine weeks ended October 29, 2006 compared to $142.1 million used in financing activities for the thirty-nine weeks ended October 30, 2005. In the first thirty-nine weeks of fiscal 2006, we paid down $25.0 million under our Senior Credit Facility. The inability to timely file our periodic SEC reports necessitated that we restructure a significant portion of our then outstanding debt in June and July 2006. We completed a tender offer in which we repurchased approximately $225.0 million of our 7% Notes and repaid all $125.0 million of our 3 3/8% Notes upon the acceleration of their maturity. We also entered into the $350.0 million Term Loan Facility, which was used to fund such transactions. The most significant financing transactions in the thirty-nine weeks ended October 30, 2005 were: (1) issuance of the 3 3/8% Notes for $125.0 million; (2) repayment in full of $251.2 million of indebtedness outstanding under our previously existing senior credit facility; (3) net borrowings under our Senior Credit Facility of $30.0 million; (4) repurchase of approximately $25.0 million of our common stock; and (5) payment of $27.0 million of cash for our call option transactions and receipt of $17.8 million in connection with our sale of warrants.
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
     As of October 29, 2006, there are no material changes to the contractual obligations table disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 10-K.
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

     As of October 29, 2006, we had a total of 177 locations included in the allowance for store closing costs, consisting of 124 store locations and 53 service centers. Of the store locations, 15 locations were vacant and 109 locations were subleased. Of the service centers, 3 were vacant and 50 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.
     Activity in the allowance for store closing costs and the related payments for the thirty-nine weeks ended October 29, 2006 and October 30, 2005 are as follows ($ in thousands):

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2006	2005
		(Restated)
Balance, beginning of year	$7,033	$7,774

Store closing costs:
Provision for store closing costs	174	122
Other revisions in estimates	(110)	925
Accretion	226	314
Operating expenses and other	755	555

Total store closing costs	1,045	1,916

Payments:
Rent expense, net of sublease recoveries	(1,819)	(1,697)
Occupancy and other expenses	(707)	(564)
Sublease commissions and buyouts	(198)	(381)

Total payments	(2,724)	(2,642)

Ending balance	$5,354	$7,048

     Net cash outflows for closed store locations were approximately $0.9 million for the remainder of fiscal 2006. These cash outflows were funded and future cash outflows are expected to be funded from normal operating cash flows. We closed 12 stores during the thirty-nine weeks ended October 29, 2006 (including four stores closed due to relocation). These closures generally occurred near the end of the lease terms, which resulted in minimal closed store costs. We closed one store during the remainder of fiscal 2006.
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
  Debt Covenants
     Certain of our debt agreements at October 29, 2006 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, our Senior Credit Facility and our Term Loan Facility contain certain financial covenants as discussed below.

     A breach of the covenants or restrictions contained in these debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under either the Senior Credit Facility or the Term Loan Facility, the lenders thereunder could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts owing thereunder to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full such indebtedness, which is collateralized by substantially all of our assets. At October 29, 2006, we were in compliance with or had obtained waivers with respect to the covenants under all our debt agreements.
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
  Interest Rates
     Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on any interest rate swaps are sensitive to changes in interest rates. On April 5, 2004, we entered into an interest rate swap agreement that converted $100.0 million of our 7% Notes (including the interest thereon) to a floating rate, set semiannually in arrears, equal to the six month LIBOR + 283 basis points. In connection with the completion of our tender offer for our 7% Notes in the second quarter of fiscal 2006, we terminated the related interest rate swap agreement. We also entered into the Term Loan Facility, borrowings under which were used to purchase the 7% Notes in the tender offer and repay the 3 3/8% Notes upon the acceleration of their maturity, and amended certain terms of the 4 5/8% Notes, as described above under “— Liquidity and Capital Resources — Fiscal 2006 Transactions —Restructuring of 4 5/8% Notes.”
     At October 29, 2006, 77% of our outstanding debt was at variable interest rates and 23% of our outstanding debt was at fixed interest rates. With $419.0 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $4.2 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have an impact on its financial condition, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     See “Factors Affecting Liquidity and Capital Resources” above.
Item 4. Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of

October 29, 2006, under the supervision and with the participation of our current management, including our current Chief Executive Officer and current interim Chief Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Based on this evaluation, our current Chief Executive Officer and our current interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 29, 2006 because of the material weaknesses identified in our evaluation of internal control over financial reporting as disclosed in our 2005 10-K. The Company performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained within this Quarterly Report were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
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
          Management identified the following material weaknesses in the Company’s internal control over financial reporting as of October 29, 2006:
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
     Interim Measures Pending Completion of Remediation Initiatives
     Management has not yet implemented all of the measures described above or adequately tested those controls already implemented. Nevertheless, management believes those remediation measures already implemented, together with the additional measures undertaken by the Company described below, satisfactorily address the material weaknesses described above as they might affect the consolidated financial statements and information included in this Quarterly Report. These additional measures included the following:
•	The fiscal 2006 quarterly reporting processes was extended, allowing the Company to conduct additional analyses and procedures and make additional adjustments as necessary to ensure the accuracy of financial reporting through October 29, 2006.

•	Where the Company identified the existence of a material weakness, the Company has performed extensive substantive procedures to ensure that affected amounts are fairly stated for all periods presented in this Quarterly Report.

•	The Company retained, on an interim basis, numerous experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the fiscal 2006 quarterly reporting process.

•	The Company conducted a detailed and extensive review of account reconciliations, non-routine transactions and agreements, financial statement classifications, spreadsheets, and journal entries and related substantiation for accuracy and conformance with GAAP.
     Control deficiencies not constituting material weaknesses
     In addition to the material weaknesses described above, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of October 29, 2006. The Company implemented during fiscal 2006 and plans to implement during fiscal 2007 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
          There were no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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