Form 10-K/A
period 2007-02-04
CSK AUTO CORP
filed 2007-08-15
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 4, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13927

CSK AUTO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-0765798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
645 E. Missouri Ave.
Suite 400 Phoenix, Arizona	85012
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Stock, $.01 par value	New York Stock Exchange

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

As of July [  ], 2007, there were [43,950,751] shares of our common stock outstanding.

		Page

PART II
Item 8.	Financial Statements and Supplementary Data	1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	49
EX-31.01
EX-31.02
EX-32.01

As used herein, the terms “CSK,” “CSK Auto,” “the Company,” “we,” “us,” and “our” refer to CSK Auto Corporation and its subsidiaries, including its operating subsidiary, CSK Auto, Inc. and its subsidiaries. The term “Auto” as used herein refers to our operating subsidiary, CSK Auto, Inc., and its subsidiaries.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A for the fiscal year ended February 4, 2007 (“fiscal 2006”) (this “Form 10-K/A”) is being filed to restate Note 20 — Quarterly Results (unaudited) in Item 8, “Financial Statements and Supplementary Data,” included in our Annual Report on Form 10-K for fiscal 2006 filed on July 9, 2007 (the “Original Annual Report”) to correct inadvertent errors in our interim period results of operations for the fiscal year ended January 29, 2006 (“fiscal 2005”) that occurred because of the manner in which the Company previously restated vendor allowances in interim periods that were initially restated in our Annual Report on Form 10-K for fiscal 2005 filed May 1, 2007. We are also amending interim results of operations for the third and fourth quarters of fiscal 2006 because of a clerical error in the tax provision recorded in those periods. The fiscal 2006 interim results of operations have also been amended to report the after tax amount for the line “income (loss) before cumulative effect of change in accounting principle” instead of the pretax amounts previously reported and the correct number of common shares used in calculating the diluted loss per share reported for the second and fourth quarters of fiscal 2006. These errors did not affect the annual results of operations for fiscal 2006 or fiscal 2005.

Except as discussed above, we have not modified or updated the disclosure presented in the Original Annual Report. This Form 10-K/A does not reflect events that have occurred after the filing of the Original Annual Report or modify or update disclosures presented in the Original Annual Report affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the filing of the Original Annual Report.

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and interim Chief Financial Officer.

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

We believe that it is important to communicate our future expectations to our investors. However, forward-looking statements are subject to risks, uncertainties and assumptions often beyond our control, including, but not limited to, competitive pressures, the overall condition of the national and regional economies, factors affecting import of products, factors impacting consumer spending and driving habits such as high gas prices, war and terrorism, natural disasters and/or extended periods of inclement weather, consumer debt levels and inflation,

i

demand for our products, integration and management of any current and future acquisitions, conditions affecting new store development, relationships with vendors, risks related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX” and such Section, “SOX 404”) and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements. For more information related to these and other risks, please refer to the Risk Factors section in the Original Annual Report. In addition to causing our actual results to differ, the factors listed and referred to above may cause our intentions to change from those statements of intention set forth in the Original Annual Report. Such changes in our intentions may cause our results to differ. We may change our intentions at any time and without notice based upon changes in such factors, our assumptions or otherwise.

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

ii

PART II

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Internal Software Development Costs

Certain internal software development costs are capitalized and amortized over the life of the related software. Amounts capitalized during fiscal 2006, 2005 and 2004 were $1.8 million, $1.5 million and $2.9 million, respectively. Accumulated amortization as of February 4, 2007 and January 29, 2006 was $4.7 million and $4.6 million, respectively.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Other intangible assets consist of: (1) leasehold interests

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 19, 2005, we acquired all of the outstanding stock of Murray’s, a private company headquartered in Belleville, Michigan, that operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana. The purchase price was $180.9 million. As of January 29, 2006, $2.8 million of the purchase price was recorded in other accrued liabilities, of which all was paid during fiscal 2007. The Murray’s acquisition complemented our existing operations and expanded our markets served from 19 to 22 states. The acquisition was

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funded from borrowings under a $325.0 million senior secured asset-based revolving credit facility and from the issuance of the 6 3/4% senior exchangeable notes. See Note 7 — Goodwill and Other Intangible Assets.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Options Activity

Activity in all of our stock option plans is summarized as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average	Aggregate
	Number of	Exercise	Fair	Options	Exercisable	Intrinsic
	Shares	Price	Value	Exercisable	Price	Value

Balance at February 1, 2004	1,869,309	$13.91		1,058,713	$14.27
Granted at market price	1,127,896	13.78	5.55
Exercised	(188,858)	10.97
Cancelled	(161,515)	16.22

Balance at January 30, 2005	2,646,832	13.92		964,898	$13.87	$7,269,000

Granted at market price	918,527	15.92	5.74
Exercised	(105,590)	10.70
Cancelled	(252,360)	17.94

Balance at January 29, 2006	3,207,409	14.31		2,368,144	$14.56	$7,681,000

Granted at market price	626,236	16.62	6.35
Exercised	(91,963)	13.05
Cancelled	(461,161)	19.02

Balance at February 4, 2007	3,280,521	$14.13		2,353,327	$13.54	$7,938,000

The following table summarizes information about our stock options at February 4, 2007:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Aggregate
	Number	Remaining	Average		Exercisable	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price	Value

$2.75 – $12.86	766,062	1.86	$10.26	765,895	$10.26
$12.88 – $13.32	765,603	4.55	13.32	520,438	13.32
$13.40 – $16.33	355,782	3.26	14.46	296,109	14.42
$16.35 – $16.35	663,716	4.67	16.35	663,716	16.35
$16.42 – $19.83	729,358	6.27	16.86	107,169	18.31

$2.75 – $19.83	3,280,521	4.19	$14.13	2,353,327	$13.54	$6,873,000

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

During and following the Audit Committee-led investigation, the Company’s Finance personnel (consisting primarily of the Company’s then new Chief Financial Officer, Mr. Riley, and numerous experienced finance/ accounting consultants the Company had retained near the onset of the investigation to assist Mr. Riley with the restatement efforts), assisted by the Company’s Internal Audit staff, conducted follow-up procedures to ensure that the information uncovered during the investigation was complete, evaluated the initial accounting for numerous transactions and reviewed the activity in accounts in light of the newly available information to determine the propriety of the initial record-keeping and accounting. In the course of these follow-up procedures, the Company also identified a number of other accounting errors and irregularities that were corrected in our restated consolidated financial statements in our 2005 10-K.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 20 —	Quarterly Results (unaudited) — Restated

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

The following table sets forth certain quarterly unaudited operating data for fiscal 2006 and 2005 which has been restated as indicated in the footnotes below. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. Please note the sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2006(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
			(Restated)	(Restated)
	(In thousands, except per share data)
Results of operations
Net sales	$463,768	$488,742	$483,075	$472,191
Gross profit	$215,195	$232,553	$226,887	$221,429
Investigation and restatement costs	$3,670	$11,962	$6,736	$3,371
Operating profit	$29,213	$20,463	$18,731	$12,031
Interest expense	$10,321	$10,999	$13,308	$14,139
Loss on debt retirement	$—	$19,336	$90	$24

Income (loss) before cumulative effect of change in accounting principle, as previously reported(2)	$18,892	$(9,872)	$5,333	$(2,132)
Income tax (expense) benefit previously recorded(2)	(7,735)	4,055	(1,974)	663
Adjustment to income tax (expense) benefit(3)	—	—	(201)	201

Income (loss) before cumulative effect of change in accounting principle, as restated(2)(3)	$11,157	$(5,817)	$3,158	$(1,268)

Cumulative effect of change in accounting principle, net of tax	$966	$—	$—	$—

Net income (loss)
As previously reported	$10,191	$(5,817)	$3,359	$(1,469)
Adjustment to income tax (expense) benefit(3)	—	—	(201)	201

As restated	$10,191	$(5,817)	$3,158	$(1,268)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle
As previously reported	$0.25	$(0.13)	$0.08	$(0.03)
Adjustment to income tax (expense) benefit(3)	—	—	(0.01)	0.00

As restated	$0.25	$(0.13)	$0.07	$(0.03)

Cumulative effect of change in accounting principle	$0.02	—	—	—

Net income (loss) per share
As previously reported	$0.23	$(0.13)	$0.08	$(0.03)
Adjustment to income tax (expense) benefit(3)	—	—	(0.01)	0.00

As restated	$0.23	$(0.13)	$0.07	$(0.03)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle
As previously reported	$0.25	$(0.13)	$0.08	$(0.03)
Adjustment to income tax (expense) benefit(3)	—	—	(0.01)	0.00

As restated	$0.25	$(0.13)	$0.07	$(0.03)

Cumulative effect of change in accounting principle	$0.02	—	—	—

Net income (loss) per share
As previously reported	$0.23	$(0.13)	$0.08	$(0.03)
Adjustment to income tax (expense) benefit(3)	—	—	(0.01)	0.00

As restated	$0.23	$(0.13)	$0.07	$(0.03)

Shares used in computing per share amounts
Basic	43,844	43,855	43,867	43,937
Diluted(4)	44,218	43,855	44,050	43,937

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2005(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Results of operations
Net sales	$405,277	$426,604	$415,919	$403,485

Gross profit, as previously reported	$188,540	$199,298	$195,302	$203,471
Adjustment to vendor allowances(5)	6,464	3,442	(275)	(9,631)

Gross profit, as restated	$195,004	$202,740	$195,027	$193,840

Operating profit, as previously reported	$30,202	$37,584	$33,258	$29,193
Adjustment to vendor allowances(5)	6,464	3,442	(275)	(9,631)

Operating profit, as restated	$36,666	$41,026	$32,983	$19,562

Interest expense	$8,726	$8,439	$7,554	$8,880
Loss on debt retirement	$—	$1,600	$—	$—

Net income, as previously reported	$13,058	$16,749	$15,664	$12,319
Adjustment to vendor allowances(5)	6,464	3,442	(275)	(9,631)
Adjustment to income tax (expense) benefit(5)	(2,540)	(1,355)	108	3,787

Net income, as restated	$16,982	$18,836	$15,497	$6,475

Basic earnings per share, as previously reported:	$0.29	$0.37	$0.36	$0.28
Adjustment to vendor allowances(5)	0.14	0.08	(0.01)	(0.22)
Adjustment to income tax (expense) benefit(5)	(0.05)	(0.03)	0.00	0.09

Basic earnings per share, as restated	$0.38	$0.42	$0.35	$0.15

Diluted earnings per share, as previously reported:	$0.29	$0.37	$0.36	$0.28
Adjustment to vendor allowances(5)	0.14	0.07	(0.01)	(0.22)
Adjustment to income tax (expense) benefit(5)	(0.06)	(0.03)	0.00	0.09

Diluted earnings per share, as restated	$0.37	$0.41	$0.35	$0.15

Shares used in computing per share amounts
Basic	45,130	45,135	43,787	43,816
Diluted	45,494	45,539	44,121	44,086

(1)	Our fiscal year consists of 52 or 53 weeks, ends on Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except fiscal 2006, which contained 53 weeks. The additional week in fiscal 2006 is included in the fourth quarter.

(2)	In our Annual Report on Form 10-K for fiscal 2006 filed on July 9, 2007 (“Original Annual Report”), we inadvertently incorrectly reported the pretax balance in the “Income (loss) before cumulative effect of change in accounting principle, as previously reported” line for each interim period in fiscal 2006. In this amendment, we are replacing the balance with the correct after tax amount.

(3)	The income tax provisions recorded for the third and fourth quarters of fiscal 2006 have been restated for a clerical error which overstated net income in the third quarter of fiscal 2006 and overstated net loss in the fourth quarter of fiscal 2006 by identical amounts. Annual results of operations are not affected.

(4)	In our Original Annual Report, we incorrectly reported diluted shares for the second and fourth quarters of fiscal 2006. Losses were reported for these periods. In the amendment, we are replacing the diluted shares with the basic shares outstanding. This had no impact on the diluted loss per share amounts reported for the second and fourth quarters of fiscal 2006.

(5)	We have restated the results of operations for each of the interim periods in fiscal 2005 to correct for an inadvertent error in the manner in which we recorded vendor allowances in interim periods and the resulting impact on income tax expense. The error only affected interim periods and not the annual results of operations for fiscal 2005.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)(1) The following consolidated financial statements of CSK Auto Corporation are included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A.

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

Consolidated Balance Sheets — February 4, 2007 and January 29, 2006

Consolidated Statements of Cash Flows — Fiscal Years Ended February 4, 2007, January 29, 2006 and January 30, 2005

Consolidated Statements of Stockholders’ Equity — Fiscal Years Ended February 4, 2007, January 29, 2006 and January 30, 2005

Notes to Consolidated Financial Statements

(a)(2) No financial statement schedules are filed with this Form 10-K/A.

(a)(3) and (b) Exhibits:

The Exhibit Index included at the end of this Form 10-K/A is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  day of August, 2007.

CSK AUTO CORPORATION

By:
Maynard L. Jenkins, Jr.
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number

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