Form 10-Q
period 2007-05-06
CSK AUTO CORP
filed 2007-09-14
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 6, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-13927
CSK Auto Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-0765798
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

645 E. Missouri Ave.	85012
Suite 400,	(Zip Code)
Phoenix, Arizona
(Address of principal executive offices)
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of August 24, 2007, there were 43,959,709 shares of our common stock outstanding.

     As used herein, the terms “CSK,” “CSK Auto,” “the Company,” “we,” “us,” and “our” refer to CSK Auto Corporation and its subsidiaries, including its operating subsidiary, CSK Auto, Inc. and its subsidiaries. The term “Auto” as used herein refers to our operating subsidiary, CSK Auto, Inc., and its subsidiaries.
     You may obtain, free of charge, copies of this Quarterly Report on Form 10-Q for the quarterly period ended May 6, 2007 (this “Quarterly Report”) as well as our Annual Report on Form 10-K and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, then clicking “Investors.” Information contained on our website is not part of this Quarterly Report.
Explanatory Note
     As a result of significant delays in completing our consolidated financial statements for the fiscal year ended January 29, 2006 (“fiscal 2005”), we were unable to timely file with the SEC this Quarterly Report and our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2006, July 30, 2006 and October 29, 2006 (the “2006 10-Qs”) and our Annual Reports on Form 10-K for fiscal 2005 (the “2005 10-K”) and for the fiscal year ended February 4, 2007 (“fiscal 2006”). The aforementioned delays were due to the Company’s devotion of substantial internal and external resources towards the completion of its 2005 10-K, which was filed with the SEC on May 1, 2007. The 2005 10-K contained restatements of prior years’ financial statements to correct accounting errors and irregularities of the type identified in the Company’s Audit Committee-led independent accounting investigation (the “Audit Committee-led investigation”) that was conducted in fiscal 2006. The Company did not amend its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q, including its Quarterly Reports on Form 10-Q for each of the first three quarterly periods in fiscal 2005, for periods affected by the restatement adjustments. The financial statements and related financial information contained in such previously filed reports are superseded by the information in the 2005 10-K and in any later filed reports and this Quarterly Report, and accordingly, the financial statements and related financial information contained in reports filed prior to the 2005 10-K should not be relied upon.
     The Company filed its Annual Report on Form 10-K for fiscal 2006 on July 9, 2007 and amended that filing with a Form 10-K/A filed on August 15, 2007 (as so amended, the “2006 10-K”). The Form 10-K/A amended Note 20 — Quarterly Results (unaudited) in Part II, Item 8, Financial Statements and Supplementary Data, to correct inadvertent errors in the interim results of operations reported for fiscal 2005 and fiscal 2006, which did not affect amounts reported for the annual periods. For additional information regarding the Company, the Audit Committee-led investigation and its results, our business, operations, risks and results, please refer to our 2005 10-K, 2006 10-K and Current Reports on Form 8-K previously filed with the SEC.

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
     We believe that it is important to communicate our future expectations to our investors. However, forward-looking statements are subject to risks, uncertainties and assumptions often beyond our control, including, but not limited to, competitive pressures, the overall condition of the national and regional economies, factors affecting import of products, factors impacting consumer spending and driving habits such as high gas prices, war and terrorism, natural disasters and/or extended periods of inclement weather, consumer debt levels and inflation, demand for our products, integration and management of any past and future acquisitions, conditions affecting new store development, relationships with vendors, risks related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX” and such Section, “SOX 404”) and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements. For more information related to these and other risks, please refer to the Risk Factors section in the 2006 10-K. In addition to causing our actual results to differ, the factors listed and referred to above may cause our intentions to change from those statements of intention set forth in this Quarterly Report. Such changes in our intentions may cause our results to differ. We may change our intentions at any time and without notice based upon changes in such factors, our assumptions or otherwise.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	May 6,	February 4,
	2007	2007
ASSETS
Cash and cash equivalents	$23,260	$20,169
Receivables, net of allowances of $494 and $393, respectively	47,762	43,898
Inventories	528,346	502,787
Deferred income taxes	51,208	46,500
Prepaid expenses and other current assets	32,358	31,585

Total current assets	682,934	644,939

Property and equipment, net	172,411	174,409
Intangibles, net	66,555	67,507
Goodwill	224,937	224,937
Deferred income taxes	1,079	4,200
Other assets, net	34,972	35,770

Total assets	$1,182,888	$1,151,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$273,776	$260,146
Accrued payroll and related expenses	62,890	60,306
Accrued expenses and other current liabilities	84,194	81,569
Current maturities of long-term debt	64,620	56,098
Current maturities of capital lease obligations	7,935	8,761

Total current liabilities	493,415	466,880

Long-term debt	452,216	451,367
Obligations under capital leases	13,906	15,275
Other liabilities	49,176	46,730

Total non-current liabilities	515,298	513,372

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 43,950,751 shares issued and outstanding at May 6, 2007 and February 4, 2007	440	440
Additional paid-in capital	434,907	433,912
Accumulated deficit	(261,172)	(262,842)

Total stockholders’ equity	174,175	171,510

Total liabilities and stockholders’ equity	$1,182,888	$1,151,762

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Thirteen Weeks Ended
	May 6,	April 30,
	2007	2006
Net sales	$473,035	$463,768
Cost of sales	252,437	248,573

Gross profit	220,598	215,195
Other costs and expenses:
Operating and administrative	199,234	182,130
Investigation and restatement costs	4,564	3,670
Store closing costs	706	182

Operating profit	16,094	29,213
Interest expense	13,322	10,321

Income before income taxes and cumulative effect of change in accounting principle	2,772	18,892
Income tax expense	1,102	7,735

Income before cumulative effect of change in accounting principle	1,670	11,157
Cumulative effect of change in accounting principle, net of tax	—	966

Net income	$1,670	$10,191

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.04	$0.25
Cumulative effect of change in accounting principle	—	0.02

Net income per share	$0.04	$0.23

Shares used in computing basic per share amounts	43,951	43,844

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.04	$0.25
Cumulative effect of change in accounting principle	—	0.02

Net income per share	$0.04	$0.23

Shares used in computing diluted per share amounts	44,697	44,218

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balances at February 4, 2007	43,950,751	$440	$433,912	$(262,842)	$171,510
Compensation expense, stock-based awards	—	—	995	—	995
Net income	—	—	—	1,670	1,670

Balances at May 6, 2007	43,950,751	$440	$434,907	$(261,172)	$174,175

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 6,	April 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$1,670	$10,191
Adjustments:
Depreciation and amortization on property and equipment	9,947	10,130
Amortization of other items	1,336	2,300
Amortization of debt discount and deferred financing costs	1,319	768
Stock-based compensation expense	1,367	1,676
Write downs on disposal of property, equipment and other assets	1,398	492
Deferred income taxes	1,046	6,954
Changes in operating assets and liabilities:
Receivables	(2,344)	(2,934)
Inventories	(25,559)	(411)
Prepaid expenses and other current assets	(773)	(1,006)
Accounts payable	13,630	18,590
Accrued payroll, accrued expenses, and other current liabilities	4,838	(3,236)
Other operating activities	(192)	(405)

Net cash provided by operating activities	7,683	43,109

Cash flows used in investing activities:
Capital expenditures	(8,858)	(7,336)
Business acquisition	—	(1,623)
Other investing activities	(477)	(459)

Net cash used in investing activities	(9,335)	(9,418)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility — line of credit	65,600	32,900
Payments under senior credit facility — line of credit	(57,100)	(24,900)
Payments under senior credit facility — term loan	(873)	—
Payment of debt issuance costs	—	(385)
Payments on capital lease obligations	(2,684)	(2,645)
Payments on seller financing arrangements	(156)	(115)
Proceeds from exercise of stock options	—	256
Other financing activities	(44)	(72)

Net cash provided by financing activities	4,743	5,039

Net increase in cash	3,091	38,730
Cash and cash equivalents, beginning of period	20,169	17,964

Cash and cash equivalents, end of period	$23,260	$56,694

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          CSK Auto Corporation is a holding company. At May 6, 2007, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company,” “we,” “us,” or “our.”
          Auto is a specialty retailer of automotive aftermarket parts and accessories. At May 6, 2007, we operated 1,334 stores in 22 states, with our principal concentration of stores in the Western United States, under the following four brand names (referred to collectively as “CSK stores”): Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; Kragen Auto Parts, founded in 1947 and operating primarily in California; and Murray’s Discount Auto Stores, founded in 1972 and operating in the Midwest. At May 6, 2007, we also operated two value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, which were subsequently closed in the third quarter of our fiscal year ending February 3, 2008 (“fiscal 2007”).
Note 1 — Basis of Presentation
          We prepared the unaudited consolidated financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by GAAP for fiscal year end financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial position and the results of our operations. The results of operations for the thirteen weeks ended May 6, 2007 are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 4, 2007 (“fiscal 2006”) as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 9, 2007 and amended by the filing of a Form 10-K/A on August 15, 2007 (as so amended, the “2006 10-K”).
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
Note 2 — Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company adopted FIN 48 on February 5, 2007. See Note 8 — Income Taxes for a discussion of the impact of FIN 48.
          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. Effective February 5, 2007, the Company adopted SFAS No. 155, which did not affect its financial condition, results of operations or cash flows.
          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Effective February 5, 2007, the Company adopted SFAS No. 156, which did not affect its financial condition, results of operations or cash flows.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation) that was effective for fiscal years beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and the adoption of this EITF issue did not affect its financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.
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
•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Our store shrinkage estimates are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. That percentage is multiplied by sales since the last physical inventory through period end. Our shrinkage expense for the thirteen weeks ended May 6, 2007 and April 30, 2006 was approximately $7.5 million and $8.1 million, respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses may be higher or lower than expected.

•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record.
     At each balance sheet reporting date, we adjust our inventory carrying balances by the capitalization of certain operating and overhead administrative costs associated with purchasing and handling of inventory, an estimation of vendor allowances that remain in ending inventory at period end and an estimation of allowances for inventory shrinkage and obsolescence. The components of ending inventory are as follows (in thousands):

	May 6,	February 4,
	2007	2007
FIFO Cost	$588,959	$562,405
Administrative and overhead costs	28,377	28,725
Vendor allowances	(67,980)	(69,469)
Shrinkage	(20,240)	(18,116)
Obsolescence	(770)	(758)

Net inventory	$528,346	$502,787

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Property and Equipment
     Property and equipment are comprised of the following (in thousands):

	May 6,	February 4,
	2007	2007	Estimated Useful life
Land	$348	$348
Buildings	16,021	15,251	15 - 25 years
Leasehold improvements	160,716	159,070	Shorter of lease term or useful life
Furniture, fixtures and equipment	170,354	168,845	3 - 10 years
Property under capital leases	98,722	97,974	5 - 15 years or life of lease
Purchased software	11,476	10,829	5 years

	457,637	452,317

Less: accumulated depreciation and amortization	(285,226)	(277,908)

Property and equipment, net	$172,411	$174,409

     Accumulated amortization of property under capital leases totaled $73.7 million and $73.1 million at May 6, 2007 and February 4, 2007, respectively.
     We evaluate the carrying value of long-lived assets on an annual basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.
Note 5 — Store Closing Costs
     On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance, it is considered for closure even if we are contractually committed for future rental costs. As a result of past acquisitions, we have closed numerous stores due to overlap with previously existing store locations.
     We account for the costs of closed stores in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, costs of operating lease commitments for a closed store are recognized as expense at fair value at the date we cease operating the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit-adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.
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
     As of May 6, 2007, we had a total of 177 locations included in the allowance for store closing costs, consisting of 124 store locations and 53 service centers. Of the store locations, 18 locations were vacant and 106 locations were subleased. Of the service centers, 3 were vacant and 50 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Activity in the allowance for store closing costs and the related payments for the thirteen weeks ended May 6, 2007 and April 30, 2006 are as follows (in thousands):

	Thirteen Weeks Ended
	May 6,	April 30,
	2007	2006
Balance, beginning of year	$4,911	$7,033

Store closing costs:
Provision for store closing costs	831	—
Other revisions in estimates	(386)	(149)
Accretion	58	76
Operating expenses and other	203	255

Total store closing costs	706	182

Payments:
Rent expense, net of sublease recoveries	(507)	(651)
Occupancy and other expenses	(276)	(152)
Sublease commissions and buyouts	(43)	(52)

Total payments	(826)	(855)

Ending balance	$4,791	$6,360

          We expect net cash outflows for closed store locations of approximately $3.2 million during the remainder of fiscal 2007. These cash outflows and future cash outflows are expected to be funded from normal operating cash flows. We closed five stores during the thirteen weeks ended May 6, 2007 (none of which were closed due to relocation). Included in the five stores were three Pay N Save stores that had remaining lease terms ranging from approximately one to three years. We anticipate that we will close or relocate approximately 24 stores during the remainder of fiscal 2007. Most of these closures and relocations will occur near the end of the lease terms, resulting in minimal closed store costs. See Note 11 — Subsequent Events.
Note 6 — Long-Term Debt
     Overview
          Outstanding debt, excluding capital leases, is as follows (in thousands):

	May 6,	February 4,
	2007	2007
Term loan facility	$348,252	$349,125
Senior credit facility	60,500	52,000
6 3/4% senior exchangeable notes, carrying balance decreased by discount of $6.6 million and $6.9 million, respectively, in accordance with EITF No. 06-6	93,441	93,061
Seller financing arrangements	14,643	13,279

Total debt	516,836	507,465
Less: Current portion of term loan facility	3,469	3,478
Senior credit facility (1)	60,500	52,000
Current maturities of seller financing arrangements	651	620

Total debt (non-current)	$452,216	$451,367

(1)	This portion of the revolving line of credit represents the expected paydown in the following 12-month period.
     Term Loan Facility
          In the second quarter of fiscal 2006, Auto entered into a $350.0 million term loan facility (“Term Loan Facility”). The loans under the Term Loan Facility (“Term Loans”) bear interest at a base rate or the LIBOR rate, plus a margin that will fluctuate depending upon the rating of the Term Loans. At May 6, 2007, loans under the Term Loan Facility bore interest at 8.375%. The Term Loans are guaranteed by the Company and CSKAUTO.COM, Inc., a wholly owned subsidiary of Auto. The Term Loans are secured by a second

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lien security interest in certain assets, primarily inventory and receivables, of Auto and the guarantors and by a first lien security interest in substantially all of their other assets. The Term Loans call for repayment in consecutive quarterly installments, which began on December 31, 2006, in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable in full on the sixth anniversary of the closing date on June 30, 2012. Costs associated with the Term Loan Facility were approximately $10.7 million and are being amortized to interest expense following the interest method over the six-year term of the facility.
          The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year, transactions with affiliates, lines of business, and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. Under the maximum leverage covenant (total debt to EBITDA) contained in the Term Loan Facility, at May 6, 2007, the Company would have been permitted to have $41.7 million of additional debt outstanding. See “Debt Covenants” below.
     Senior Credit Facility — Revolving Line of Credit
          At May 6, 2007 and February 4, 2007, Auto had a $325.0 million senior secured revolving line of credit (“Senior Credit Facility”). Auto is the borrower under the agreement, and it is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). At May 6, 2007, loans under the Senior Credit Facility bore interest at 6.875%. The Senior Credit Facility matures in July 2010.
          During the second quarter of fiscal 2006, we entered into a waiver under the Senior Credit Facility to allow us until June 13, 2007 to file certain periodic reports with the SEC. Costs associated with the waiver were approximately $1.6 million, were recorded as deferred financing fees in fiscal 2006, and are being amortized through July 2010. See Note 11— Subsequent Events for a discussion of subsequent waivers to the Senior Credit Facility.
          Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and an amount determined by a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at May 6, 2007, Auto could only borrow up to an additional $141.8 million of the $325.0 million facility in addition to the $60.5 million borrowed under the facility at May 6, 2007 and the $31.2 million of letters of credit outstanding under the facility at that date. In addition, the maximum leverage covenant of the Term Loan Facility described above limits the total amount of indebtedness the Company can have outstanding and as of May 6, 2007 would have permitted $41.7 million of additional borrowings, regardless of which facility they were borrowed under.
          At each balance sheet date, we classify as a current liability balances outstanding under the revolving portion of the Senior Credit Facility we expect to repay during the following 12 months. Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances not applicable during the quarter ended May 6, 2007, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant. However, under the waiver we entered into during the second quarter of fiscal 2006, Auto is required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all subsequent waivers. See “Debt Covenants” below.
     6 3/4% Notes
          We have $100.0 million of 6 3/4% senior exchangeable notes (“6 3/4% Notes”) outstanding. The 6 3/4% Notes are exchangeable into cash and shares of our common stock. Upon exchange of the 6 3/4% Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of our common stock in respect of that excess. The following table sets forth key terms of the 6 3/4% Notes:

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
     EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the 6 3/4% Notes providing for the issuance of common shares to the extent our exchange obligation exceeds the debt principal and the embedded put options and the call options in the debt each meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature and the put options and call options embedded in the debt have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the 6 3/4% Notes are exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss (as the cash payment of principal reduces the liability equal to the face amount of the 6 3/4% Notes recorded at the time of their issuance) and the issuance of common shares would be recorded in stockholders’ equity. Any accrued interest on the debt will not be paid separately upon an exchange and will be reclassified to equity. Incremental net shares for the 6 3/4% Notes exchange feature were included in our diluted earnings per share calculations for the thirteen weeks ended May 6, 2007 since our average common stock price exceeded $16.50 per share for this period.
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
     During the second quarter of fiscal 2006, we entered into a supplemental indenture that increased the exchange rate of the 6 3/4% Notes from 49.8473 shares of our common stock per $1,000 principal amount of Notes to 60.6061 shares of our common stock per $1,000 principal amount of Notes. The Company recorded the increase in the fair value of the exchange option as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount was $7.7 million and is being amortized to interest expense following the interest method to the first date the noteholders could require repayment. Total amortization of the debt discount was $381,000 for the thirteen weeks ended May 6, 2007.

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
     Debt Covenants
          Certain of our debt agreements at May 6, 2007 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness.
          In addition, Auto is, under certain circumstances not applicable during the quarter ended May 6, 2007, subject to a minimum Fixed Charge Coverage Ratio under a Senior Credit Facility financial maintenance covenant; however, under the waiver we entered into during the second quarter of fiscal 2006, a minimum 1:1 Fixed Charge Coverage Ratio is required until the termination of such waiver and all subsequent waivers. For the twelve months ended May 6, 2007, this ratio as so defined was 1.36:1. See Note 11 — Subsequent Events for a discussion of the subsequent waivers to the Senior Credit Facility.
          The Term Loan Facility also contains certain financial covenants, one of which is the requirement of a minimum fixed charge coverage ratio (as separately defined in the Term Loan Facility) of 1.4:1 until December 31, 2008 and 1.45:1 thereafter. For the twelve months ended May 6, 2007, this ratio was 1.46:1. The Term Loan Facility also requires that a leverage ratio test be met. As of May 6, 2007, the maximum leverage ratio permitted was 3.95:1 at the end of the first quarter of fiscal 2007 and is 3.85:1, 3.75:1 and 3.50:1 for the second, third and fourth quarters, respectively, of fiscal 2007. The leverage ratio further declines to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of fiscal 2009. Our leverage ratio was 3.67:1 as of May 6, 2007. The leverage ratios for fiscal 2007 reflect the April 27, 2007 second amendment of the Term Loan Facility in which certain fiscal 2007 leverage ratios were modified as set forth above to provide greater flexibility along with the elimination of undrawn letters of credit from the definition of debt.
          Based on our current financial forecasts for fiscal 2007 and 2008, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility for fiscal 2007 and the foreseeable future. However, a significant decline in our net sales or gross margin or unanticipated significant increases in operating costs or LIBOR-based interest rates could limit the effectiveness of discretionary actions management could take to maintain compliance with financial covenants. Although we do not expect such significant decreases and increases to occur, if they did occur, we would seek to obtain a covenant waiver or amendment from our lenders or seek a refinancing, both of which we believe are viable options for the Company. However, there can be no assurances a waiver or amendment would be obtained or a refinancing could be achieved.
          A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under our Senior Credit Facility or the Term Loan Facility, the lenders could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets. At May 6, 2007, we were in compliance with or had obtained waivers with respect to the covenants under all our debt agreements. See Note 11 — Subsequent Events for a discussion of our debt covenants subsequent to May 6, 2007.
Note 7 — Accounting for Share-Based Compensation
          At the beginning of fiscal 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified-prospective method, and began recognizing compensation expense for its share-based compensation plans based on the fair value of the awards. Share-based payments include stock option grants, restricted stock and a share-based compensation plan under the Company’s long-term incentive plan (the “LTIP”). Prior to fiscal 2006, the Company accounted for its stock-based compensation plans as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          In accordance with SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over the vesting period. Total stock-based compensation expense included in operating and administrative expenses in the Company’s statement of operations for the thirteen weeks ended May 6, 2007 and April 30, 2006 was $1,367,000 and $85,000, respectively. In addition, the Company incurred $1,591,000 ($966,000 net of income tax benefit) of transition expense upon adoption of SFAS No. 123R, which is shown as a cumulative effect of a change in accounting principle for the thirteen weeks ended April 30, 2006.
     2004 Stock and Incentive Plan
          In June 2004, our shareholders approved the CSK Auto Corporation 2004 Stock and Incentive Plan (the “Plan”), which replaces all of the following previously existing plans: (1) the 1996 Associate Stock Option Plan; (2) the 1996 Executive Stock Option Plan; (3) the 1999 Employee Stock Option Plan; and (4) the CSK Auto Corporation Directors Stock Plan. Approximately 1.9 million options to purchase shares of our common stock granted under these prior plans were still outstanding at the inception of the Plan. These options can still be exercised by the grantees according to the provisions of the prior plans. Pursuant to the provisions of the Plan, any options cancelled under the prior plans will be added to shares available for issuance under the Plan.
          The Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. Under the Plan, the number of shares as to which options, stock appreciation rights, restricted stock, stock units, incentive bonuses or other stock unit awards may be granted is 4.0 million shares of our common stock plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan. The number of shares that can be granted for certain of the items listed above may be restricted per the Plan document. Pursuant to the Plan, in no event will any option be exercisable more than 10 years after the date the option is granted, and options have typically been granted with seven-year terms. The Company has generally granted stock options and restricted stock with three-year vesting periods. However, stock options granted to our directors under the Plan vest in one year and awards under the LTIP vest over four years. As of May 6, 2007, there were approximately 1.5 million shares remaining available for grant.
     Stock Options
          For the thirteen weeks ended May 6, 2007, the Company did not grant any stock options. In the first quarter of fiscal 2007, the Company extended the expiration dates on certain stock options due to expire during a period in which the Company prohibited option exercises due to its delay in filing certain periodic disclosure reports with the SEC. The extension of these expiration dates resulted in approximately $42,000 in operating and administrative expense. A summary of the Company’s stock option activity for the thirteen weeks ended May 6, 2007 and other information is as follows:

					Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
	Number of	Grant	Fair	Intrinsic	Options	Exercisable	Intrinsic
	Shares	Price	Value	Value	Exercisable	Price	Value
Balance at February 4, 2007	3,280,521	$14.13
Granted at market price	—	$—	$—
Exercised	—	$—
Cancelled	(47,024)	$13.67

Balance at May 6, 2007	3,233,497	$14.14		$9,874,000	2,328,818	$13.56	$8,500,000

     Restricted Stock
          The Company has in effect a performance incentive plan for the Company’s management under which the Company awards shares of restricted stock that vest equally over a three-year period. Unvested shares are forfeited when an employee ceases employment except in certain circumstances in which vesting is accelerated (e.g., change of control). For the thirteen weeks ended May 6, 2007, the Company did not grant any shares of restricted stock. A summary of the Company’s restricted stock activity for the thirteen weeks ended May 6, 2007 and other information is as follows:

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average	Aggregate
	Number of	Grant	Intrinsic
	Shares	Price	Value
Non-vested at February 4, 2007	128,309	$15.86
Granted	—	$—
Released	—	$—
Cancelled	(4,611)	$15.22

Non-vested at May 6, 2007	123,698	$15.88	$1,975,000

     Long-Term Incentive Plan
          In fiscal 2005, the Compensation Committee of our Board of Directors adopted the CSK Auto Corporation LTIP. The LTIP was established within the framework of the Plan, pursuant to which cash-based incentive bonus awards may be granted based upon the satisfaction of specified performance criteria. The Compensation Committee also approved and adopted forms of Incentive Bonus Unit Award Agreements used to evidence the awards under the LTIP. Under the terms of the LTIP, participants (senior executive officers only) were awarded a certain number of incentive units that are subject to a four-year vesting period (25% per year, with the first vesting period ending in fiscal 2007) as well as stock performance criteria. Subject to specific terms and conditions governing a change in control of the Company, each incentive bonus unit, when vested, represents the participant’s right to receive a cash payment from the Company on specified payment dates equal to the amounts, if any, by which the average of the per share closing prices of the Company’s common stock on the New York Stock Exchange over a specified period of time (after release by the Company of its fiscal year earnings) (the “measuring period”) exceeds $20 per share (which figure is subject to certain adjustments in the event of a change in the Company’s capitalization).
          For accounting purposes, the awards granted under the LTIP are considered to be service-based, cash-settled stock appreciation rights (“SARs”). The award is classified as a liability, as the LTIP requires the units to be paid in cash. The Company does not have the option to pay the participant in any other form. While the amount of cash, if any, that will ultimately be received by the participant is not known until the end of the measuring period, the only condition that determines whether the award is vested is whether the employee is still employed by the Company (i.e., completes the required service) at the payment date. Since the amount of cash to be received by the participant is indeterminate at the grant date, SARs are subject to variable plan accounting treatment prior to adoption of SFAS No. 123R whereby the intrinsic value of the award is recognized each period (multiplied by the related percentage of service rendered). FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) requires that the compensation cost for such awards be recognized over the service period for each separately vesting tranche of award as though the award were, in substance, multiple awards.
          The LTIP units are classified as a liability award under SFAS No. 123R, and as such, must be measured at fair value at the grant date and recognized as compensation cost over the service period in accordance with FIN 28. The modified prospective transition rules under SFAS No. 123R require that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, the Company recorded $966,000, net of $625,000 income tax benefit, as a cumulative effect of a change in accounting principle for the LTIP fair value liability under SFAS No. 123R upon adoption. For the thirteen weeks ended April 30, 2006, the Company reduced the liability by $597,000 for the LTIP units as a result of the stock market price decreasing from its year end market value. For the thirteen weeks ended May 6, 2007, the Company increased the liability by $372,000 for the LTIP units and at May 6, 2007, the Company had recorded a liability of approximately $2.3 million and had approximately $1.2 million of unrecognized compensation cost related to LTIP units. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.
Note 8 — Income Taxes
          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company adopted the provisions of FIN 48 on February 5, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to retained earnings. As of the date of adoption, February 5, 2007, the Company’s unrecognized tax benefits totaled approximately $5.4 million.
          The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods was approximately $3.1 million as of the date of adoption.
          The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the Company has not accrued any interest and penalties since sufficient net operating losses exist to offset any potential liability.
          The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.
          The Company and its subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, Arizona, California, Colorado, Illinois, Michigan and Minnesota. The Company has had net operating losses in various years dating back to the tax year 1993. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is three years subsequent to the last year in which the loss carryover is finally used, and three to four years for the states of Arizona, California, Colorado, Illinois, Michigan and Minnesota. Accordingly, there are multiple years open to examination.
Note 9 — Earnings per Share
          Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 6,	April 30,
	2007	2006
Numerator for basic and diluted earnings per share:
Net income	$1,670	$10,191

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	43,951	43,844

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	43,951	43,844
Effect of dilutive securities	746	374

Weighted average shares outstanding (diluted)	44,697	44,218

Shares excluded as a result of anti-dilution:
Stock options	769	1,212
          Incremental net shares for the exchange feature of the $100.0 million of 6 3/4% Notes were included in our diluted earnings per share calculations for the thirteen weeks ended May 6, 2007 since our average common stock price exceeded $16.50 per share for this period.
Note 10 — Legal Matters
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
          On September 28, 2006, the Company announced the substantial completion of the Audit Committee-led investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. In addition, the Company announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training. The Company also announced the departures of the Company’s President and Chief Operating Officer, Chief Administrative Officer (who, until October 2005, served as the Company’s Senior Vice President and Chief Financial Officer) and several other individuals (including its Controller) within the Company’s Finance organization.
          The Company filed its 2005 10-K on May 1, 2007. In its 2005 10-K, the Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 were restated to correct errors and irregularities of the type identified in its Audit Committee-led investigation and other accounting errors and irregularities identified by the Company in the course of the restatement process (relative to the 2005 10-K).
          The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006 and approximately $4.6 million in the first quarter of fiscal 2007. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we do not expect such expenditures to be of the same magnitude in the aggregate as those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.
Securities Class Action Litigation
          On June 9 and 20, 2006, two shareholder class actions alleging violations of the federal securities laws were filed in the United States District Court for the District of Arizona against the Company and four of its former officers: Maynard Jenkins (who also was a director), James Riley, Martin Fraser and Don Watson (collectively referred to as the “Defendants”). The cases are entitled Communications Workers of America Plan for Employees Pensions and Death Benefits v. CSK Auto Corporation, et al., No. Civ. 06-1503 PHX DGC (“Communications Workers”) and Wilfred Fortier v. CSK Auto Corporation, et al., No. Civ. 06-1580 PHX DGC. The cases were consolidated on September 18, 2006, with the Communications Workers case as the lead case. The consolidated actions have been brought on behalf of a putative class of purchasers of CSK Auto Corporation stock between March 20, 2003 and April 13, 2006, inclusive. The consolidated amended complaint, filed on November 30, 2006, alleged that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, promulgated thereunder, as well as Section 20(a) of the Exchange Act. The consolidated amended complaint alleged that Defendants issued false statements before and during the class period about the Company’s income, earnings and internal controls, allegedly causing the Company’s stock to trade at artificially inflated prices during the class period. It sought recovery of damages in an unspecified amount. The Defendants filed motions to dismiss the consolidated amended complaint, arguing that the plaintiffs failed to adequately plead violations of the federal securities laws. The court issued an order on March 28, 2007 granting the motions to dismiss, but allowing plaintiffs leave to amend the complaint. Plaintiffs filed their Second Amended Complaint on May 25, 2007, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5, promulgated thereunder, and Section 20(a) of the Exchange Act, against the same Defendants, except for James Riley, whom the plaintiffs voluntarily dismissed. The Company filed a motion to dismiss the Second Amended Complaint on July 13, 2007. On August 10, 2007, plaintiffs filed their opposition to the Company’s motion to dismiss the Second Amended Complaint. The Company filed its reply in support of its motion to dismiss on August 24, 2007. A hearing on the motion to dismiss was held September 13, 2007. The Company expects a ruling on the motion by the end of September 2007. This litigation is in its early stages, and we cannot predict its outcome; however, it is reasonably possible that the outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shareholder Derivative Litigation
          On July 31, 2006, a shareholder derivative suit was filed in the United States District Court for the District of Arizona against certain of CSK’s former officers and certain current and former directors. The Company is a nominal defendant. On March 2, 2007, plaintiff filed an amended derivative complaint. The amended derivative complaint alleged claims under Section 304 of the Sarbanes-Oxley Act of 2002 and for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The amended derivative complaint sought, purportedly on behalf of the Company, damages, restitution, and equitable and injunctive relief. The Company filed a motion to dismiss arguing that plaintiff failed to plead facts establishing that plaintiff was excused from making a demand on the Company’s board of directors to pursue these claims. The individual defendants joined in the Company’s motion. While the motion to dismiss was pending, plaintiff filed a motion for leave to amend her complaint. On June 11, 2007, the court granted plaintiff leave to amend and plaintiff filed her Second Amended Complaint, which alleges the same claims as the prior complaint, but adds various supporting allegations. On June 22, 2007, the Company filed a motion to dismiss the Second Amended Complaint for failure to plead demand futility adequately or, in the alternative, to stay the case until the shareholder class action litigation is resolved. The individual defendants joined in the Company’s motion. On July 20, 2007, plaintiff filed an opposition to the Company’s motion to dismiss the Second Amended Complaint, alleging that the three Audit Committee members and Mr. Jenkins (our former Chief Executive Officer and Chairman of the Board) were not sufficiently disinterested and independent to properly consider a pre-suit demand on the Board. The Company filed a reply on August 3, 2007 in support of its motion to dismiss the Second Amended Complaint. On August 24, 2007, the Company’s motion to dismiss the suit based on plaintiff’s failure to adequately plead demand futility was granted. We cannot predict at this time whether plaintiff will continue to pursue the litigation in light of the court’s ruling.
SEC Investigation
          The SEC is conducting an investigation related to certain historical accounting practices of the Company. On November 27, 2006, the SEC served a subpoena on the Company seeking the production of documents from the period January 1, 1997 to the date of the subpoena related primarily to the types of matters identified in the Audit Committee-led investigation, including internal controls and accounting for inventories and vendor allowances. The Company produced documents in response to the subpoena on a rolling basis. On December 5, 2006, the SEC also served subpoenas on former Company officers Maynard Jenkins, Martin Fraser and Don Watson. Additionally, the SEC has served subpoenas for documents and testimony on various current and former CSK employees. The Company’s Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation. At this time, we cannot predict when the SEC investigation will be completed or what its outcome will be.
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
Note 11 — Subsequent Events
          On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the deadline in the then-current third waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) September 15, 2007, with respect to the filing of our Quarterly Reports on Form 10-Q for fiscal 2006 and the first quarter of fiscal 2007, and October 15, 2007, with respect to the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; (ii) the date on which we have filed with the SEC all of our delinquent SEC filings up to and including our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; and (iii) the date ten days prior to the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such notes has expired. As of the date of the filing of this Quarterly Report, we have made all periodic filings due for fiscal 2006 and for the first quarter of fiscal 2007.
          When we renegotiated the terms of our 6 3/4% Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee of such Notes our late periodic SEC filings. As we did not so file and deliver all such filings by June 30, 2007, a notice of default may now be given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, which would give the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes no sooner than 60 days after the giving of such notice of default to the Company. No

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
such notice of default had been given as of the date of the filing of this Quarterly Report. The occurrence of an event of default under the indenture under which the 6 3/4% Notes were issued, along with the expiration of the applicable grace period thereunder, would result in an event of default under the Senior Credit Facility, which would in turn result in an event of default under the Term Loan Facility. Although we did not so file and deliver all of our late periodic SEC filings by June 30, 2007, we expect to be able to complete all such filings within the time periods required by the fourth waiver to the Senior Credit Facility, which would be prior to the holders of the 6 3/4% Notes having the right to accelerate their Notes. Nevertheless, if we were to fail to complete such filings by such deadlines, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.
     On September 5, 2007, we announced that under the leadership of our new President and Chief Executive Officer, we had commenced a comprehensive strategic review of the Company aimed at improving our profitability and restoring top line growth. As part of the initial strategic planning process, the Company also announced that new store openings in fiscal 2007 will be reduced to approximately 48 from the previously announced 64, that we anticipate closing approximately 40 stores in our fiscal year ending January 31, 2009 (“fiscal 2008”) and that the Company was eliminating approximately 160 non-sales positions, primarily in the corporate and field administration areas.
     The personnel reductions were completed early in the third quarter of fiscal 2007. The Company estimates that it will incur a total of approximately $2 million in severance and relocation costs related to the personnel reductions in the third quarter of fiscal 2007, although a portion of the expected relocation costs may not be incurred until the fourth quarter of fiscal 2007. Additionally, the Company is currently performing an asset impairment review related to the fiscal 2008 store closure plan. We expect to complete that review prior to the end of the third quarter of fiscal 2007 and may record a noncash impairment charge for leasehold assets and store fixtures and/or increase our depreciation rates for those leasehold assets that will be used in operations for a shorter period than initially anticipated. All store locations currently identified for potential closure are leased, and substantially all of these closures are expected to occur near the end of the noncancellable lease terms, resulting in minimal closed store costs. Under SFAS No. 146, the costs of any remaining operating lease commitments will be recognized as expense at the fair value at the date we cease operating the store in fiscal 2008.

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
     In the following discussion, we refer to the thirteen-week periods ended on May 6, 2007 and April 30, 2006 as the “first quarter” and the “thirteen weeks” of those respective fiscal years.
General
     CSK Auto Corporation (“CSK”) is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers of such products in the entire country, based, in each case, on store count. As of May 6, 2007, through our wholly owned subsidiary CSK Auto, Inc., we operated 1,334 stores in 22 states under one fully integrated operating format and the following four brand names (referred to collectively as “CSK Stores”):
•	Checker Auto Parts, founded in 1969, with 471 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 228 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 506 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 129 stores in the Midwest.
     At May 6, 2007, we also operated two value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area. As a part of our continuing review of store results, we closed three of our five Pay N Save stores during the first quarter of fiscal 2007, and the remaining two stores were closed in the third quarter of fiscal 2007. We concluded that the sales performance of the Pay N Save stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count. The Pay N Save concept provided us with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK Stores. This function is now being accommodated with a combination (“combo”) store shopping format in existing stores that are larger than our average store size of 7,500 square feet. A combo store includes approximately 2,500 square feet for our most popular value-concept SKUs that we first tested in the Pay N Save stores. At May 6, 2007, we operated seven combo stores. We opened an additional combo store during the second quarter of fiscal 2007 and plan to open one more combo store in the third quarter of fiscal 2007. We will evaluate the combo stores’ performance before we expand the combo store concept to additional locations.
     During the first quarter of fiscal 2007, we opened nine CSK stores and closed five stores, resulting in four net new stores. We did not relocate any stores during the first quarter of fiscal 2007.
Recent Developments
     Appointment of New President and Chief Executive Officer; Appointment of New Board Chairman – On June 8, 2007, we announced the selection of Lawrence N. Mondry as our new President and Chief Executive Officer to succeed our current Chief Executive Officer and Chairman of the Board, Maynard Jenkins, who had previously announced his intent to retire. On August 15, 2007, having completed the filing of our remaining fiscal 2006 SEC 1934 filings, we announced Mr. Jenkins’ retirement and concurrent resignation from the Company, and Mr. Mondry’s appointment to the President and Chief Executive Officer positions and election to the Board of Directors. Also on August 15, 2007, we announced that the Board appointed our current lead director, Charles K. Marquis, as our non-executive Chairman of the Board, following the resignation of Mr. Jenkins.
     Senior Credit Facility Waiver — On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the then-current third waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) September 15, 2007, with respect to the filing of our Quarterly Reports on Form 10-Q for fiscal 2006 and the first quarter of fiscal 2007, and October 15, 2007, with respect to the filing of our Quarterly Report on form 10-Q for the second quarter of fiscal 2007; (ii) the date on which we have filed with the SEC all of our delinquent SEC filings up to and including our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; and (iii) the date ten days prior to the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such Notes has expired. We expect to be able to complete all such filings within the time periods required by the fourth waiver to the Senior Credit Facility.

     Strategic Review of Business: Store Closures — On September 5, 2007, we announced that under the leadership of our new President and Chief Executive Officer, we had commenced a comprehensive strategic review of the Company aimed at improving our profitability and restoring top line growth. As part of the initial strategic planning process, we also announced that new store openings in fiscal 2007 will be reduced to approximately 48 from the previously announced 64, that we anticipate closing approximately 40 stores in our fiscal year ending January 31, 2009 (“fiscal 2008”) and that we were eliminating approximately 160 non-sales positions, primarily in the corporate and field administration areas. The store closure and staff reduction initiatives are part of a series of initiatives expected to reduce expenses by approximately $7.6 million before taxes in fiscal 2007 and approximately $34 million before taxes in fiscal 2008. These amounts are net of any severance and relocation cost or other anticipated or known costs required to achieve the savings, except for store closing costs, which are discussed below.
     The personnel reductions were completed early in the third quarter of fiscal 2007. The Company estimates that it will incur a total of approximately $2 million in severance and relocation costs related to the personnel reductions in the third quarter of fiscal 2007, although a portion of the expected relocation costs may not be incurred until the fourth quarter of fiscal 2007. Additionally, the Company is currently performing an asset impairment review related to the fiscal 2008 store closure plan. We expect to complete that review prior to the end of the third quarter of fiscal 2007 and may record a noncash impairment charge for leasehold assets and store fixtures and/or increase our depreciation rates for those leasehold assets that will be used in operations for a shorter period than initially anticipated. All store locations currently identified for potential closure are leased, and substantially all of these closures are expected to occur near the end of the noncancellable lease terms, resulting in minimal closed store costs. Under SFAS No. 146, the costs of any remaining operating lease commitments will be recognized as expense at the fair value at the date we cease operating the store in fiscal 2008.
     We also announced that in order to focus our attention on improving existing operations and on new store locations with the greatest potential for success, we are currently contemplating opening approximately 14 new stores in fiscal 2008.
     Chief Financial Officer — We also announced on September 5, 2007 that our search for a new Chief Financial Officer is well underway and that we are optimistic we will be in a position to announce the appointment of a new Chief Financial Officer in the near future. We had previously announced on June 8, 2007 that our then Senior Vice President and Chief Financial Officer since October 2005 had accepted another position. Since his departure, Mr. Steven L. Korby, who had been serving as a consultant to the Company, has served as our interim Chief Financial Officer.
     Combined 2006/2007 Annual Meeting — We were not able to timely hold our 2006 and 2007 annual stockholders’ meetings due to our restatement efforts and our inability to file our periodic reports with the SEC pending completion of those efforts. On September 5, 2007, we announced that we had scheduled a combined 2006/2007 annual stockholders’ meeting for November 8, 2007.
Results of Operations
     The following discussion summarizes the significant factors affecting operating results for the thirteen weeks ended May 6, 2007 and April 30, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this Quarterly Report as well as our 2006 10-K.
     The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended
	May 6,	April 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	53.4%	53.6%

Gross profit	46.6%	46.4%
Other costs and expenses:
Operating and administrative	42.1%	39.3%
Investigation and restatement costs	1.0%	0.8%
Store closing costs	0.1%	0.0%

Operating profit	3.4%	6.3%
Interest expense	2.8%	2.2%

Income before income taxes and cumulative effect of change in accounting principle	0.6%	4.1%
Income tax expense	0.2%	1.7%

Income before cumulative effect of change in accounting principle	0.4%	2.4%
Cumulative effect of change in accounting principle, net of tax	0.0%	0.2%

Net income	0.4%	2.2%

Thirteen Weeks Ended May 6, 2007 Compared to Thirteen Weeks Ended April 30, 2006
     Retail sales represent sales to the do-it-yourself customer. Commercial sales represent sales to commercial accounts, including such sales from stores without commercial sales centers. We evaluate comparable (or “same store”) sales based on the change in net sales commencing after the time a new store has been open or an acquired store has been owned by the Company for 12 months. Therefore, sales for the first 12 months a new store is open or an acquired store is owned are not included in the comparable store calculation. Stores that have been relocated are included in the comparable store sales calculations immediately.
     Net sales for the first quarter of fiscal 2007 increased 2.0%, or $9.2 million, compared to the first quarter of fiscal 2006. Net sales were $473.0 million in the first quarter of fiscal 2007 compared to $463.8 million in the first quarter of fiscal 2006. The increase in sales was primarily due to the 48 net new stores added from April 30, 2006 through May 6, 2007. Total same store sales declined by 0.3%, with same store retail sales declining 2.5% and same store commercial sales increasing 10.3%. The decline in same store sales was due to a decline in customer count (measured by the number of in-store transactions), which was partially offset by an increase in the average transaction size (measured by dollars spent per sale). We believe our net sales during this period were negatively impacted by persistent high gas prices, particularly in California, where many of our stores are located. The Company also believes that same store sales during this period were adversely affected by new store openings—both of the Company’s stores and our competitors’ stores. During this period, sales in our new stores have failed to increase at the rate they have historically. See “Factors Affecting Liquidity and Capital Resources – Sales Trends” below for a discussion of our preliminary net sales results for the thirteen weeks ended August 5, 2007.
     Gross profit consists primarily of net sales less the cost of sales and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. Gross profit was $220.6 million, or 46.6% of sales, for the first quarter of fiscal 2007, as compared to $215.2 million, or 46.4% of sales, for the first quarter of fiscal 2006. The increase in gross profit dollars is primarily the result of the additional sales from net new stores. The increase in the gross margin percentage was due primarily to an increase in the amount of purchasing and handling costs capitalized in the first quarter of fiscal 2007 compared with the same period in fiscal 2006. As a percentage of net sales, this margin increase was partially offset by lower vendor allowances, as well as increased warehousing and distribution costs resulting from higher payroll and related costs, plus increased fuel costs.
     Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, which include salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses. Operating and administrative expenses were $199.2 million, or 42.1% of net sales, in the first quarter of fiscal 2007, compared to $182.1 million, or 39.3% or net sales, in the first quarter of fiscal 2006. Operating and administrative expenses increased $17.1 million primarily as a result of expenses associated with the 48 net new stores added from April 30, 2006 through May 6, 2007 from organic growth.
     The Audit Committee-led investigation and restatement process described in Note 10 – Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report resulted in legal, accounting consultant and audit expenses of approximately $4.6 million in the first quarter of fiscal 2007 compared to approximately $3.7 million incurred in the first quarter of fiscal 2006. Although these expenditures increased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, we do not expect such expenditures to be of the same magnitude in the aggregate for fiscal 2007 as the $25.7 million incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.
     Interest expense for the first quarter of fiscal 2007 was $13.3 million compared to $10.3 million for the first quarter of fiscal 2006. The $3.0 million increase in interest expense was primarily the result of the refinancing that was completed in the second quarter of fiscal 2006, which resulted in increased interest rates on most of our debt. The Company’s debt level (excluding capital leases) at May 6, 2007 decreased by $38.6 million to $516.8 million compared to $555.4 million as of April 30, 2006; however our weighted average interest rate increased from 6.17% as of April 30, 2006 to 8.83% as of May 6, 2007.
     Income tax expense for the first quarter of fiscal 2007 was $1.1 million compared to $7.7 million for the same period in 2006. Our effective tax rate was 39.8% in the first quarter of 2007 compared to 40.9% for the first quarter of 2006.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize the grant-date fair value of stock options and other equity-based compensation in the income statement. We adopted SFAS No. 123R at the beginning of fiscal 2006 using the modified prospective method. In addition to stock options and restricted stock, the Company granted incentive units in fiscal 2006 under a long-term incentive plan (the “LTIP”) for its senior executive officers, which are classified as liability awards, and as such, the transition rule under SFAS No. 123R requires that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the liability that would have been recorded under the fair value method at the date of adoption, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, we recognized a cumulative effect of a change in accounting principle of approximately $966,000, net of a $625,000 tax benefit, associated with the LTIP.
Liquidity and Capital Resources
  Overview of Liquidity
     Debt is an important part of our overall capitalization. Our outstanding debt balances (excluding capital leases) as of May 6, 2007 and February 4, 2007 were $516.8 million and $507.5 million, respectively. Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. As a result of the borrowing base limitations of our Senior Credit Facility, at May 6, 2007, we had approximately $141.8 million of availability under our Senior Credit Facility (in addition to $60.5 million of outstanding borrowings thereunder and $31.2 million of outstanding letters of credit issued thereunder). However, additional borrowings under our Senior Credit Facility were further limited by the maximum leverage covenant contained in the Term Loan Facility, which would have permitted additional borrowings of approximately $41.7 million at May 7, 2007.
     We are required to make quarterly debt amortization payments of 0.25% of the aggregate principal amount of the loans under our Term Loan Facility beginning December 31, 2006. We paid approximately $0.9 million in debt amortization payments under this Facility in the first quarter of fiscal 2007, and expect to pay approximately $2.6 million for the remainder of fiscal 2007. We are not required to make debt principal payments on our Senior Credit Facility until 2010. Our 6 3/4% Notes become exchangeable if our common stock price exceeds $21.45 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Such an exchange would require repayment of the principal amount of the 6 3/4% Notes in cash and any premium in our common stock. If not exchangeable sooner, the earliest date that the noteholders may require us to repurchase the Notes is December 15, 2010.
     We intend to fund our cash requirements with cash flows from operating activities, borrowings under our Senior Credit Facility and short-term trade credit relating to payment terms for merchandise inventory purchases. We believe these sources should be sufficient to meet our cash needs for the foreseeable future. However, if we become subject to significant judgments, settlements or fines related to the matters discussed in Note 10 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report, or any other matters, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our credit ratings, our ability to access the capital markets and our compliance with our debt covenants.
Analysis of Cash Flows
     Net cash provided by operating activities decreased $35.4 million during the first quarter of fiscal 2007 to $7.7 million compared to $43.1 million of cash provided by operating activities during the first quarter of fiscal 2006, primarily due to an increase in inventory and a decrease in net income. Inventories increased approximately $25.6 million in the first quarter of 2007 compared to $0.4 million for the same time period in fiscal 2006 primarily due to the 48 net new stores added from April 30, 2006 through May 6, 2007. Net income in the first quarter of fiscal 2007 decreased $8.5 million compared to the first quarter of fiscal 2006 primarily related to higher operating and administrative expenses as a result of new store growth, as well as higher interest expense.
     Net cash used in investing activities totaled $9.3 million for the first quarter of fiscal 2007 compared to $9.4 million used during the comparable period of fiscal 2006. Capital expenditures in the first quarter of 2007 increased $1.5 million as a result of investments to support new store openings. In December 2005, we acquired Murray’s for a total acquisition cost of $180.9 million. As of January 29, 2006, we paid approximately $177.6 million, net of $0.5 million cash acquired, and recorded approximately $2.8 million in accrued liabilities, of which $1.6 million was paid during the thirteen weeks ended April 30, 2006.
     Net cash provided by financing activities totaled $4.7 million for the first quarter of fiscal 2007 compared to $5.0 million during the comparable period of fiscal 2006. In the first quarter of fiscal 2007, we had net borrowings of $8.5 million under our Senior Credit Facility compared to $8.0 million net borrowings in the first quarter of fiscal 2006.
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
     As of May 6, 2007, there are no material changes to the contractual obligations table disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 10-K. The contractual obligation table in the 2006 Form 10-K excludes liabilities with respect to unrecognized tax benefits. As discussed in Note 8 – Income Taxes in Item 1 of Part I of this Quarterly Report, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) at the beginning of fiscal 2007. At May 6, 2007, we had approximately $5.4 million of unrecognized tax benefits, none of which we expect to result in cash payments over the next twelve months. Due to the high degree of uncertainty regarding the amount and timing of any cash payments related to these unrecognized tax benefits, management believes it is unlikely that any cash payment would have a material adverse effect on our liquidity in any one future period.
Store Closures
     On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance, it is considered for closure, even if we are contractually committed for future rental costs. As a result of past acquisitions, we have closed numerous stores due to overlap with previously existing store locations.
     We account for the costs of closed stores in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, costs of operating lease commitments for a closed store are recognized as expense at fair value at the date we cease operating the store. Fair value of the liability is determined as the present value of future cash flows discounted using a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities at the same credit-adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.
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
     As of May 6, 2007, we had a total of 177 locations included in the allowance for store closing costs, consisting of 124 store locations and 53 service centers. Of the store locations, 18 locations were vacant and 106 locations were subleased. Of the service centers, 3 were vacant and 50 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.

     Activity in the allowance for store closing costs and the related payments for the thirteen weeks ended May 6, 2007 and April 30, 2006 are as follows (in thousands):

	Thirteen Weeks Ended
	May 6,	April 30,
	2007	2006
Balance, beginning of year	$4,911	$7,033

Store closing costs:
Provision for store closing costs	831	—
Other revisions in estimates	(386)	(149)
Accretion	58	76
Operating expenses and other	203	255

Total store closing costs	706	182

Payments:
Rent expense, net of sublease recoveries	(507)	(651)
Occupancy and other expenses	(276)	(152)
Sublease commissions and buyouts	(43)	(52)

Total payments	(826)	(855)

Ending balance	$4,791	$6,360

     We expect net cash outflows for closed store locations of approximately $3.2 million during the remainder of fiscal 2007. These cash outflows and future cash outflows are expected to be funded from normal operating cash flows. We closed five stores during the thirteen weeks ended May 6, 2007 (none of which were closed due to relocation). Included in the five stores were three Pay N Save stores that had remaining lease terms ranging from approximately one to three years. We anticipate that we will close or relocate approximately 24 stores during the remainder of fiscal 2007. Most of these closures and relocations will occur near the end of the lease terms, resulting in minimal closed store costs.
Factors Affecting Liquidity and Capital Resources
  Sales Trends
     Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters). In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase. High gasoline prices, such as we experienced during periods of fiscal 2006 and 2007, may also adversely affect our revenues because our customers may defer purchases of certain items as they use a higher percentage of their income to pay for gasoline.
     Based on our preliminary sales information for the thirteen weeks ended August 5, 2007 (the “second quarter of fiscal 2007”), the softness in sales we experienced in fiscal 2006 has continued thus far in fiscal 2007. With the exception of the month of March 2007, during which the Company experienced positive net retail and commercial same store sales, for each of the other monthly periods in fiscal 2007 through August 5, 2007, the Company experienced a decline in total net same store sales, including declines in same store retail sales that were not offset by increases in same store commercial sales. For the second quarter of fiscal 2007, preliminary net sales decreased approximately 1.7% to approximately $480.2 million from approximately $488.7 million for the thirteen weeks ended July 30, 2006 (the “second quarter of fiscal 2006”). Based on preliminary net sales for the second quarter of fiscal 2007, same store sales decreased 4.0% compared to the second quarter of fiscal 2006, consisting of a decrease of 5.7% in retail sales and an increase of 4.4% in commercial sales.
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

  Debt Covenants
     Certain of our debt agreements at May 6, 2007 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness.
     In addition, Auto is, under certain circumstances not applicable during the quarter ended May 6, 2007, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant; however, under the waiver we entered into during the second quarter of fiscal 2006, Auto is required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all subsequent waivers. For the twelve months ended May 6, 2007, this ratio as so defined was 1.36:1.
     The Term Loan Facility contains certain financial covenants, one of which is the requirement of a minimum fixed charge coverage ratio (as separately defined in the Term Loan Facility) of 1.4:1 until December 31, 2008 and 1.45:1 thereafter. For the twelve months ended May 6, 2007, this ratio was 1.46:1. The Term Loan Facility also requires that a leverage ratio test be met. The maximum leverage ratio permitted was 3.95:1 at the end of the first quarter of fiscal 2007 and is 3.85:1, 3.75:1 and 3.50:1 for the second, third and fourth quarters, respectively, of fiscal 2007. The leverage ratio further declines to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of fiscal 2009. Our leverage ratio was 3.67:1 as of May 6, 2007. The leverage ratios for fiscal 2007 reflect the April 27, 2007 second amendment of the Term Loan Facility in which certain fiscal 2007 leverage ratios were modified as set forth above to provide greater flexibility along with the elimination of undrawn letters of credit from the definition of debt.
     Based on our current financial forecasts for fiscal 2007 and 2008, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility described above for fiscal 2007 and the foreseeable future. However, a significant decline in our net sales or gross margin or unanticipated significant increases in operating costs or LIBOR-based interest rates could limit the effectiveness of discretionary actions management could take to maintain compliance with financial covenants. Although we do not expect such significant decreases and increases to occur, if they did occur, we would seek to obtain a covenant waiver or amendment from our lenders or seek a refinancing, both of which we believe are viable options for the Company. However, there can be no assurances a waiver or amendment would be obtained or a refinancing could be achieved.
     A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under the Senior Credit Facility or the Term Loan Facility, the lenders thereunder could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts owing thereunder to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full such indebtedness, which is collateralized by substantially all of our assets. At May 6, 2007, we were in compliance with or had obtained waivers with respect to the covenants under all our debt agreements.
     On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the then-current waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) September 15, 2007, with respect to the filing of our Quarterly Reports on Form 10-Q for fiscal 2006 and the first quarter of fiscal 2007, and October 15, 2007, with respect to the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; (ii) the date on which we have filed with the SEC all of our delinquent SEC filings up to and including our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; and (iii) the date ten days prior to the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such notes has expired. As of the date of the filing of this Quarterly Report, we have made all periodic filings due for fiscal 2006 and for the first quarter of fiscal 2007.
     When we renegotiated the terms of our 6 3/4% Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee of such Notes our late periodic SEC filings. As we did not so file and deliver all such filings by June 30, 2007, a notice of default may now be given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, which would give the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes no sooner than 60 days after the giving of such notice of default to the Company. No such notice of default had been given as of the date of the filing of this Quarterly Report. The occurrence of an event of default under the indenture under which the 6 3/4% Notes were issued, along with the expiration of the applicable grace period thereunder, would result in an event of default under the Senior Credit Facility, which would in turn result in an event of default under the Term Loan Facility. Although we did not so file and deliver all of our late periodic SEC filings by June 30, 2007, we expect to be able to complete all such filings within the time periods required by the fourth waiver to the Senior Credit Facility, which would be prior to the holders of the 6 3/4% Notes having the right to accelerate their Notes. Nevertheless, if we were to fail to complete such filings by such deadlines, and were neither able to negotiate compromises that would avoid the acceleration or cross acceleration of all our other indebtedness for borrowed money nor refinance all or a portion of such indebtedness, the possibility exists that we would be unable to repay such indebtedness and could be declared insolvent.
     Interest Rates
     Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on any interest rate swaps are sensitive to changes in interest rates.
     At May 6, 2007, 76% of our outstanding debt was at variable interest rates and 24% of our outstanding debt was at fixed interest rates. With $408.8 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $4.1 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.
Critical Accounting Matters
     For a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2006 10-K under the heading “Critical Accounting Matters.”
Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN 48. The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Company adopted FIN 48 on February 5, 2007. See Note 8 — Income Taxes to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of the impact of FIN 48.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. Effective February 5, 2007, the Company adopted SFAS No. 155, which did not affect its financial condition, results of operations or cash flows.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Effective February 5, 2007, the Company adopted SFAS No. 156, which did not affect its financial condition, results of operations or cash flows.
     In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation) that was effective for fiscal years beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and the adoption of this EITF did not affect its financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within generally accepted accounting principles (“GAAP”) and expands the disclosures regarding fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.
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
Item 4. Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of May 6, 2007, under the supervision and with the participation of our current management, including our current Chief Executive Officer and current interim Chief Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Based on this evaluation, our current Chief Executive Officer and our current interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 6, 2007 because of the material weaknesses identified in our evaluation of internal control over financial reporting as disclosed in our 2006 10-K.
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
PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES
  Remediation Initiatives
     The Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the Senior Vice President and General Counsel and the Senior Vice President and Chief Financial Officer to develop a remediation plan to address the material weaknesses and other deficiencies noted from the results of the Audit Committee-led investigation and completion of the Company’s evaluation of internal controls over financial reporting. The proposed remediation plan that the Remediation Committee is working with reflects the input of the disinterested directors (i.e., the five of our directors, including the members of the Special Investigation Committee, who are not present or former members of our management) (hereinafter, the “Disinterested Directors”). While most aspects of the plan are presently in the development phase, the remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes of business conduct and policies, as well as departmental specific measures.
     To remediate the material weaknesses described above, the Company has implemented or plans to implement the remedial measures described below. In addition, the Company plans to continue its evaluation of its controls and procedures and may, in the future, implement additional enhancements.
1)	Control Environment: The Company’s failure to maintain an adequate control environment and have appropriate staffing resources contributed significantly to each of the material weaknesses described above and the Company’s inability to prevent or detect material errors in its consolidated financial statements and disclosures. The Company has completed or is in the process of completing the following remediation measures:
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
     We plan to provide education and training to our management on an ongoing, periodic basis with respect to, among other things, corporate governance, compliance and SOX. Such education and training are planned to include (i) in-house memoranda and other written materials, as well as presentation and discussion in management meetings, and (ii) modules/tutorials offered within the curriculum provided by a third party ethics and compliance vendor. Such training is planned to be ongoing and include tailored programs focused on the Company’s codes of conduct and ethics as well as, e.g., Sarbanes-Oxley, conflicts of interest, insider trading, corporate governance, financial integrity, and targeted training geared toward certain functional areas on such topics as vendor arrangements, advertising and merchandising and procurement integrity. The Company has already engaged an outside vendor, which has commenced training activities for merchandising personnel regarding vendor allowances and will be continuing Company-wide ethics and compliance training programs in the near future.
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
     Accounting for Store Fixtures and Supplies — The Company closed its fixtures warehouse in fiscal 2006 and moved useable materials where they are under perpetual inventory control. Unusable materials have been scrapped and general ledger balances have been appropriately adjusted. The Company plans to conduct an annual review of the items in its fixtures inventory to ensure they continue to be usable in the Company’s operations. The Company has adjusted its store supplies general ledger balances to appropriate amounts and plans on monitoring these balances on a quarterly basis.
2)	Resources and Policies and Procedures to Ensure Proper and Consistent Application of GAAP: Lack of formalized written procedures contributed to the errors and irregularities in the accounting records, as did the Company’s failure to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. The Company has completed or is in the process of completing the following remediation measures:
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
     The Company has hired and plans to hire new Finance organization personnel who will have knowledge, experience and training in the application of GAAP to handle the Company’s operations and related financial reporting requirements. In view of the resignation of our prior Chief Financial Officer (Mr. James Riley, who resigned June 2007), we are seeking a permanent CFO to succeed him; in addition, we are seeking a new Controller. These personnel, along with a rigorous monthly financial statement review and comparison of actual results to budget, are intended to assist in substantiating that our financial reporting is in compliance with GAAP and SEC rules and regulations. The Company plans to increase the accounting, internal control, and SEC reporting acumen of its Finance organization personnel through a regular training program, which is planned to include, among other things, in-house training and education on corporate governance and compliance practices as well as modules/tutorials offered within curriculum provided by our third party ethics and compliance training vendor.
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
Interim Measures Pending Completion of Remediation Initiatives
     Management has not yet implemented all of the measures described above or adequately tested those controls already implemented. Nevertheless, management believes those remediation measures already implemented, together with the additional measures undertaken by the Company described below, satisfactorily address the material weaknesses described above as they might affect the consolidated financial statements and information included in this Quarterly Report. These additional measures included the following:
•	The quarterly reporting process was extended, allowing the Company to conduct additional analyses and procedures and make additional adjustments as necessary to ensure the accuracy of financial reporting contained in this Quarterly Report.

•	Where the Company identified the existence of a material weakness, the Company has performed extensive substantive procedures to ensure that affected amounts are fairly stated for all periods presented in this Quarterly Report.

•	The Company retained, on an interim basis, numerous experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the fiscal 2007 quarterly reporting process.

•	The Company conducted a detailed and extensive review of account reconciliations, non-routine transactions and agreements, financial statement classifications, spreadsheets, and journal entries and related substantiation for accuracy and conformance with GAAP.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     As indicated above, although the Company continues to progress in its remediation efforts, it has not yet completed the evaluation or duration of testing that would allow it to conclude that any of its remediation efforts have eliminated any of the previously identified material weaknesses. There were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to Note 10 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I, above, which is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the 2006 10-K.
Item 6. Exhibits
     The Exhibit Index located at the end of this Quarterly Report is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK Auto Corporation

DATED: September 14, 2007
	By:	/s/ Lawrence N. Mondry Lawrence N. Mondry President and Chief Executive Officer

	By:	/s/ Steven L. Korby Steven L. Korby Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.01	Form of Amendment to Employment Agreement, by and between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†

10.02	Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending March 17, 1998 Stock Option Grant, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†

10.03	Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending March 18, 1999 Stock Option Grant, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†

10.04	Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending December 21, 1999 Stock Option Grant, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†

10.05	Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending April 5, 2002 Stock Option Grant, incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†

10.06	Form of Second Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and each of its then senior executive officers (other than Maynard Jenkins), incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 27, 2007 (File No. 001-13927).†

10.07	Second Amendment, dated as of April 27, 2007, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, incorporated by reference to Exhibit 10.50.2 of our Annual Report on Form 10-K, filed on May 1, 2007 (File No. 001-13927).

31.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Employment compensation plans or arrangements.