Form 10-Q
period 2007-08-05
CSK AUTO CORP
filed 2007-10-12
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 5, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of October 5, 2007, there were 43,959,709 shares of our common stock outstanding.

     As used herein, the terms “CSK,” “CSK Auto,” “the Company,” “we,” “us,” and “our” refer to CSK Auto Corporation and its subsidiaries, including its operating subsidiary, CSK Auto, Inc. and its subsidiaries. The term “Auto” as used herein refers to our operating subsidiary, CSK Auto, Inc., and its subsidiaries.
     You may obtain, free of charge, copies of this Quarterly Report on Form 10-Q for the quarterly period ended August 5, 2007 (this “Quarterly Report”) as well as our Annual Report on Form 10-K and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, then clicking “Investors.” Information contained on our website is not part of this Quarterly Report.
Explanatory Note
     As a result of significant delays in completing our consolidated financial statements for the fiscal year ended January 29, 2006 (“fiscal 2005”), we were unable to timely file with the SEC this Quarterly Report and our Quarterly Reports on Form 10-Q for the quarterly periods ended May 6, 2007, October 29, 2006, July 30, 2006 and April 30, 2006 and our Annual Reports on Form 10-K for fiscal 2005 (the “2005 10-K”) and for the fiscal year ended February 4, 2007 (“fiscal 2006”). The aforementioned delays were due to the Company’s devotion of substantial internal and external resources towards the completion of its 2005 10-K, which was filed with the SEC on May 1, 2007. The 2005 10-K contained restatements of prior years’ financial statements to correct accounting errors and irregularities of the type identified in the Company’s Audit Committee-led independent accounting investigation (the “Audit Committee-led investigation”) that was conducted in fiscal 2006. The Company did not amend its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q, including its Quarterly Reports on Form 10-Q for each of the first three quarterly periods in fiscal 2005, for periods affected by the restatement adjustments. The financial statements and related financial information contained in such previously filed reports are superseded by the information in the 2005 10-K and in any later filed reports and this Quarterly Report, and accordingly, the financial statements and related financial information contained in reports filed prior to the 2005 10-K should not be relied upon.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	August 5,	February 4,
	2007	2007
ASSETS
Cash and cash equivalents	$19,894	$20,169
Receivables, net of allowances of $566 and $393, respectively	42,131	43,898
Inventories	526,579	502,787
Deferred income taxes	48,078	46,500
Prepaid expenses and other current assets	33,487	31,585

Total current assets	670,169	644,939

Property and equipment, net	170,757	174,409
Intangibles, net	65,524	67,507
Goodwill	224,937	224,937
Deferred income taxes	941	4,200
Other assets, net	34,006	35,770

Total assets	$1,166,334	$1,151,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$252,025	$260,146
Accrued payroll and related expenses	58,329	60,306
Accrued expenses and other current liabilities	95,538	81,569
Current maturities of long-term debt	60,595	56,098
Current maturities of capital lease obligations	7,402	8,761

Total current liabilities	473,889	466,880

Long-term debt	451,589	451,367
Obligations under capital leases	12,466	15,275
Other liabilities	48,040	46,730

Total non-current liabilities	512,095	513,372

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 43,959,709 and 43,950,751 shares issued and outstanding at August 5, 2007 and February 4, 2007, respectively	440	440
Additional paid-in capital	435,783	433,912
Accumulated deficit	(255,873)	(262,842)

Total stockholders’ equity	180,350	171,510

Total liabilities and stockholders’ equity	$1,166,334	$1,151,762

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 5,	July 30,	August 5,	July 30,
	2007	2006	2007	2006
Net sales	$480,227	$488,742	$953,262	$952,510
Cost of sales	249,847	256,189	502,284	504,762

Gross profit	230,380	232,553	450,978	447,748
Other costs and expenses:
Operating and administrative	204,247	199,629	403,481	381,759
Investigation and restatement costs	3,771	11,962	8,335	15,632
Store closing costs	463	499	1,169	681

Operating profit	21,899	20,463	37,993	49,676
Interest expense	13,164	10,999	26,486	21,320
Loss on debt retirement	—	19,336	—	19,336

Income (loss) before income taxes and cumulative effect of change in accounting principle	8,735	(9,872)	11,507	9,020
Income tax expense (benefit)	3,436	(4,055)	4,538	3,680

Income (loss) before cumulative effect of change in accounting principle	5,299	(5,817)	6,969	5,340
Cumulative effect of change in accounting principle, net of tax	—	—	—	966

Net income (loss)	$5,299	$(5,817)	$6,969	$4,374

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$0.12	$(0.13)	$0.16	$0.12
Cumulative effect of change in accounting principle	—	—	—	0.02

Net income (loss) per share	$0.12	$(0.13)	$0.16	$0.10

Shares used in computing basic per share amounts	43,955	43,855	43,953	43,849

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$0.12	$(0.13)	$0.16	$0.12
Cumulative effect of change in accounting principle	—	—	—	0.02

Net income (loss) per share	$0.12	$(0.13)	$0.16	$0.10

Shares used in computing diluted per share amounts	44,844	43,855	44,771	44,126

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balances at February 4, 2007	43,950,751	$440	$433,912	$(262,842)	$171,510
Restricted stock	9,288	—	(99)	—	(99)
Exercise of options	(330)	—	—	—	—
Compensation expense, stock-based awards	—	—	1,970	—	1,970
Net income	—	—	—	6,969	6,969

Balances at August 5, 2007	43,959,709	$440	$435,783	$(255,873)	$180,350

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 5,	July 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$6,969	$4,374
Adjustments:
Depreciation and amortization on property and equipment	20,835	20,273
Amortization of other items	2,691	4,301
Amortization of debt discount and deferred financing costs	2,713	1,798
Stock-based compensation expense	616	2,129
Write downs on disposal of property, equipment and other assets	2,682	2,485
Loss on debt retirement	—	8,496
Deferred income taxes	4,314	2,970
Changes in operating assets and liabilities:
Receivables	3,287	(8,855)
Inventories	(23,792)	(10,424)
Prepaid expenses and other current assets	(1,902)	(1,499)
Accounts payable	(8,121)	44,633
Accrued payroll, accrued expenses, and other current liabilities	13,345	(897)
Other operating activities	(1,444)	(647)

Net cash provided by operating activities	22,193	69,137

Cash flows used in investing activities:
Capital expenditures	(18,987)	(16,326)
Business acquisition	—	(1,626)
Other investing activities	(475)	(865)

Net cash used in investing activities	(19,462)	(18,817)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility — line of credit	126,500	56,900
Payments under senior credit facility — line of credit	(122,000)	(86,900)
Borrowings under term loan facility	—	350,000
Payments under term loan facility	(1,743)	—
Payment of debt issuance costs	—	(12,308)
Retirement of 3.375% exchangeable notes	—	(125,000)
Retirement of 7% senior notes	—	(224,960)
Payments on capital lease obligations	(5,046)	(5,157)
Proceeds from seller financing arrangements	—	428
Payments on seller financing arrangements	(328)	(228)
Proceeds from exercise of stock options	—	265
Other financing activities	(389)	(123)

Net cash used in financing activities	(3,006)	(47,083)

Net increase (decrease) in cash	(275)	3,237
Cash and cash equivalents, beginning of period	20,169	17,964

Cash and cash equivalents, end of period	$19,894	$21,201

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     CSK Auto Corporation is a holding company. At August 5, 2007 and for the periods presented in this Quarterly Report, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company,” “we,” “us,” or “our.”
     Auto is a specialty retailer of automotive aftermarket parts and accessories. At August 5, 2007, we operated 1,334 stores in 22 states, with our principal concentration of stores in the Western United States, under the following four brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; Kragen Auto Parts, founded in 1947 and operating primarily in California; and Murray’s Discount Auto Stores, founded in 1972 and operating in the Midwest. At August 5, 2007, we also operated two value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area, which were subsequently closed in the third quarter of our fiscal year ending February 3, 2008 (“fiscal 2007”).
Note 1 — Basis of Presentation
     We prepared the unaudited consolidated financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by GAAP for fiscal year end financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial position and the results of our operations. The results of operations for the twenty-six weeks ended August 5, 2007 are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 4, 2007 (“fiscal 2006”) as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 9, 2007 as amended by the filing of a Form 10-K/A on August 15, 2007 (as so amended, the “2006 10-K”).
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation), that was effective for fiscal years beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and the adoption of this EITF issue did not affect its financial statements.
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
•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Our store shrinkage estimates are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. That percentage is multiplied by sales since the last physical inventory through period end. Our shrinkage expense for the thirteen and twenty-six weeks ended August 5, 2007 was approximately $6.2 million and $13.7 million, respectively, and approximately $8.9 million and $17.1 million for the thirteen and twenty-six weeks ended July 30, 2006, respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses may be higher or lower than expected.

•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. Quarterly, we make an assessment if we expect to sell any significant amount of inventory below cost and, if so, estimate the amount of allowance to record.
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

	August 5,	February 4,
	2007	2007
FIFO Cost	$581,786	$562,405
Administrative and overhead costs	30,282	28,725
Vendor allowances	(65,589)	(69,469)
Shrinkage	(19,274)	(18,116)
Obsolescence	(626)	(758)

Net inventory	$526,579	$502,787

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Property and Equipment
     Property and equipment are comprised of the following (in thousands):

	August 5,	February 4,
	2007	2007	Estimated Useful life
Land	$348	$348
Buildings	16,771	15,251	15 - 25 years
Leasehold improvements	162,526	159,070	Shorter of lease term or useful life
Furniture, fixtures and equipment	177,298	168,845	3 - 10 years
Property under capital leases	84,731	97,974	5 - 15 years or life of lease
Purchased software	12,345	10,829	5 years

	454,019	452,317

Less: accumulated depreciation and amortization	(283,262)	(277,908)

Property and equipment, net	$170,757	$174,409

     Accumulated amortization of property under capital leases totaled $64.6 million and $73.1 million at August 5, 2007 and February 4, 2007, respectively.
     We evaluate the carrying value of long-lived assets on an annual basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.
Note 5 — Store Closing Costs
     On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance, it is considered for closure even if we are contractually committed for future rental costs. Also, as a result of past acquisitions, we have closed numerous stores due to overlap with previously existing store locations.
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
     As of August 5, 2007, we had a total of 175 locations included in the allowance for store closing costs, consisting of 122 store locations and 53 service centers. Of the store locations, 19 locations were vacant and 103 locations were subleased. Of the service centers, 3 were vacant and 50 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Activity in the allowance for store closing costs and the related payments for the twenty-six weeks ended August 5, 2007 and July 30, 2006 are as follows (in thousands):

	Twenty-Six Weeks Ended
	August 5,	July 30,
	2007	2006
Balance, beginning of year	$4,911	$7,033

Store closing costs:
Provision for store closing costs	904	174
Other revisions in estimates	(372)	(96)
Accretion	120	151
Operating expenses and other	517	452

Total store closing costs	1,169	681

Payments:
Rent expense, net of sublease recoveries	(1,076)	(1,226)
Occupancy and other expenses	(653)	(355)
Sublease commissions and buyouts	(407)	(92)

Total payments	(2,136)	(1,673)

Ending balance	$3,944	$6,041

     We expect net cash outflows for closed store locations of approximately $1.9 million during the remainder of fiscal 2007. These cash outflows and cash outflows in future years are expected to be funded from normal operating cash flows. We closed 14 stores during the twenty-six weeks ended August 5, 2007 (which included 3 stores closed due to relocation). Included in the 14 stores were 3 Pay N Save stores that had remaining lease terms ranging from approximately one to three years. We anticipate that we will close or relocate approximately 16 stores during the remainder of fiscal 2007. Most of these closures and relocations will occur near the end of the lease terms, resulting in minimal closed store costs. See Note 11 — Subsequent Events.
Note 6 — Long-Term Debt
   Overview
     Outstanding debt, excluding capital leases, is as follows (in thousands):

	August 5,	February 4,
	2007	2007
Term loan facility	$347,382	$349,125
Senior credit facility	56,500	52,000
6 3/4% senior exchangeable notes (1)	93,831	93,061
Seller financing arrangements	14,471	13,279

Total debt	512,184	507,465
Less: Current portion of term loan facility	3,461	3,478
Senior credit facility (2)	56,500	52,000
Current maturities of seller financing arrangements	634	620

Total debt (non-current)	$451,589	$451,367

(1)	Carrying balance decreased by discount of $6.2 million and $6.9 million at August 5, 2007 and February 4, 2007, respectively, in accordance with EITF No. 06-6.

(2)	This portion of the revolving line of credit represents the expected paydown in the following 12-month period.
   Term Loan Facility
     In the second quarter of fiscal 2006, Auto entered into a $350.0 million term loan facility (“Term Loan Facility”). The loans under the Term Loan Facility (“Term Loans”) bear interest at a base rate or the LIBOR rate, plus a margin that fluctuates depending upon the rating of the Term Loans. At August 5, 2007, loans under the Term Loan Facility bore interest at 8.375%. The Term Loans are

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guaranteed by the Company and CSKAUTO.COM, Inc., a wholly owned subsidiary of Auto. The Term Loans are secured by a second lien security interest in certain assets, primarily inventory and receivables, of Auto and the guarantors and by a first lien security interest in substantially all of their other assets. The Term Loans call for repayment in consecutive quarterly installments, which began on December 31, 2006, in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable in full on the sixth anniversary of the closing date, June 30, 2012. Costs associated with the Term Loan Facility were approximately $10.7 million and are being amortized to interest expense following the interest method over the six-year term of the facility. The Term Loan Facility was amended as of October 10, 2007 to alter certain interest calculation and covenant provisions. See Note 11— Subsequent Events.
     The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year, transactions with affiliates, lines of business, and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. Under the maximum leverage covenant (total debt to EBITDA) contained in the Term Loan Facility, at August 5, 2007, the Company would have only been permitted to have $12.3 million of additional debt outstanding, regardless of which facility such debt was borrowed under. The maximum leverage covenant of the Term Loan Facility was amended in the October 10, 2007 amendment referred to above. See “Debt Covenants” below and Note 11— Subsequent Events.
   Senior Credit Facility — Revolving Line of Credit
     At August 5, 2007 and February 4, 2007, Auto had a $325.0 million senior secured revolving line of credit (“Senior Credit Facility”). Auto is the borrower under the agreement, and it is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). At August 5, 2007, loans under the Senior Credit Facility bore interest at 6.875%. The Senior Credit Facility matures in July 2010.
     During the second quarter of fiscal 2006, we entered into a waiver under the Senior Credit Facility that allowed us until June 13, 2007 to file certain periodic reports with the SEC. Costs associated with the waiver were approximately $1.6 million, were recorded as deferred financing fees in fiscal 2006, and are being amortized through July 2010. In the second quarter of fiscal 2007, we entered into an additional waiver that further extended the filing date for such reports. See Note 11— Subsequent Events for a discussion of a subsequent waiver to the Senior Credit Facility. The filing of this Quarterly Report completes the filing of all our late periodic SEC filings covered by these waivers.
     Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and an amount determined by a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and eligible accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at August 5, 2007, Auto could only borrow up to an additional $170.5 million of the $325.0 million facility in addition to the $56.5 million borrowed under the facility at August 5, 2007 and the $31.2 million of letters of credit outstanding under the facility at that date. In addition, the maximum leverage covenant of the Term Loan Facility described above limits the total amount of indebtedness the Company can have outstanding and, as of August 5, 2007, would have only permitted approximately $12.3 million of additional borrowings, regardless of which facility they were borrowed under. This maximum leverage covenant was amended as of October 10, 2007. See Note 11— Subsequent Events.
     At each balance sheet date, we classify as a current liability balances outstanding under the revolving portion of the Senior Credit Facility we expect to repay during the following 12 months. Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances not applicable during the quarter ended August 5, 2007, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant. However, under the waiver we entered into on June 16, 2006 and under all subsequent waivers, Auto has been required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waivers. The filing of this Quarterly Report will result in the termination of the requirement to maintain a minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers. See “Debt Covenants” below and Note 11— Subsequent Events.

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
     EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the 6 3/4% Notes providing for the issuance of common shares to the extent our exchange obligation exceeds the debt principal and the embedded put options and the call options in the debt each meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature and the put options and call options embedded in the debt have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the 6 3/4% Notes are exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss (as the cash payment of principal reduces the liability equal to the face amount of the 6 3/4% Notes recorded at the time of their issuance) and the issuance of common shares would be recorded in stockholders’ equity. Any accrued interest on the debt will not be paid separately upon an exchange and will be reclassified to equity. Incremental net shares for the 6 3/4% Notes exchange feature were included in our diluted earnings per share

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
calculations for the thirteen and twenty-six weeks ended August 5, 2007 since our average common stock price exceeded $16.50 per share for these periods.
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
     During the second quarter of fiscal 2006, we entered into a supplemental indenture that increased the exchange rate of the 6 3/4% Notes from 49.8473 shares of our common stock per $1,000 principal amount of Notes to 60.6061 shares of our common stock per $1,000 principal amount of Notes. The Company recorded the increase in the fair value of the exchange option as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount was $7.7 million and is being amortized to interest expense following the interest method to the first date the noteholders could require repayment. Total amortization of the debt discount was $389,000 and $770,000 for the thirteen and twenty-six weeks ended August 5, 2007, respectively.
     When we renegotiated the terms of our 6 3/4% Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee of such Notes our late periodic SEC filings. As we did not so file and deliver all such filings by June 30, 2007, a notice of default could have been given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, which would have given the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes no sooner than 60 days after the giving of such notice of default to the Company. The occurrence of an event of default under the indenture under which the 6 3/4% Notes were issued, along with the expiration of the applicable grace period thereunder, could have resulted in an event of default under the Senior Credit Facility, which could in turn have resulted in an event of default under the Term Loan Facility. No such notice of default had been given with respect to the 6 3/4% Notes as of the date of the filing of this Quarterly Report, and the filing of this Quarterly Report completes the filing of all of our late periodic SEC filings. See Note 11— Subsequent Events.
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
   Debt Covenants
     Certain of our debt agreements at August 5, 2007 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness.
     In addition, Auto is, under certain circumstances not applicable during the quarter ended August 5, 2007, subject to a minimum Fixed Charge Coverage Ratio under a Senior Credit Facility financial maintenance covenant; however, under the waiver we entered into during the second quarter of fiscal 2006 and under all subsequent waivers, a minimum 1:1 Fixed Charge Coverage Ratio is required until the termination of such waivers. For the twelve months ended August 5, 2007, this ratio was 1.39:1. See “Senior Credit Facility — Revolving Line of Credit” above and Note 11 — Subsequent Events for discussions of the subsequent waivers to the Senior Credit Facility.
     The Term Loan Facility also contains certain financial covenants, one of which is the requirement of a minimum fixed charge coverage ratio (as separately defined in the Term Loan Facility) of 1.4:1 until December 31, 2008 and 1.45:1 thereafter. For the twelve months ended August 5, 2007, this ratio was 1.49:1. The Term Loan Facility also requires that a leverage ratio test be met. As of August 5, 2007, the maximum leverage ratios permitted were 3.85:1, 3.75:1 and 3.50:1 for the second, third and fourth quarters, respectively, of fiscal 2007 and 3.50:1 for the first three quarters of our fiscal year ending February 1, 2009 (“fiscal 2008”). The leverage ratios were scheduled to further decline to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of our year ending January 31, 2010. Our leverage ratio was 3.76:1 as of August 5, 2007. The leverage ratios for fiscal 2007 discussed above reflect the April 27, 2007 second amendment of the Term Loan Facility in which certain fiscal 2007 leverage ratios were modified as set forth above to

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provide greater flexibility along with the elimination of undrawn letters of credit from the calculation of the leverage ratio. Following the conclusion of the second quarter of fiscal 2007, the maximum leverage ratios for the first and second quarters of fiscal 2008 were amended and those for the remainder of fiscal 2007 were further amended by a third amendment of the Term Loan Facility executed as of October 10, 2007. See Note 11— Subsequent Events.
     Based on our current financial forecasts for fiscal 2007 and 2008, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility for fiscal 2007 and the foreseeable future. However, a significant decline in our net sales or gross margin or unanticipated significant increases in operating costs, LIBOR-based interest rates or unanticipated significant increases in cash requirements could limit the effectiveness of discretionary actions management could take to maintain compliance with financial covenants. Although we do not expect such significant decreases and increases to occur, if they did occur, we would seek to obtain a covenant waiver or amendment from our lenders or seek a refinancing, both of which we believe are viable options for the Company. However, there can be no assurances a waiver or amendment would be obtained or a refinancing could be achieved.
     A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under our Senior Credit Facility or the Term Loan Facility, the lenders could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets. At August 5, 2007, we were in compliance with or had obtained waivers with respect to the covenants under all our debt agreements. See Note 11 — Subsequent Events for a discussion of our debt covenants subsequent to August 5, 2007.
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
     In accordance with SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over the vesting period. Total stock-based compensation expense (benefit) included in operating and administrative expenses in the Company’s statement of operations for the thirteen and twenty-six weeks ended August 5, 2007 was $(751,000) and $616,000, respectively, and $453,000 and $538,000 for the thirteen and twenty-six weeks ended July 30, 2006, respectively. In addition, the Company incurred $1,591,000 ($966,000 net of income tax benefit) of transition expense upon adoption of SFAS No. 123R, which is shown as a cumulative effect of a change in accounting principle for the twenty-six weeks ended July 30, 2006.
   2004 Stock and Incentive Plan
     In June 2004, our shareholders approved the CSK Auto Corporation 2004 Stock and Incentive Plan (the “Plan”), which replaced all of the following previously existing plans: (1) the 1996 Associate Stock Option Plan; (2) the 1996 Executive Stock Option Plan; (3) the 1999 Employee Stock Option Plan; and (4) the CSK Auto Corporation Directors Stock Plan. Approximately 1.9 million options to purchase shares of our common stock granted under these prior plans were still outstanding at the inception of the new Plan. These options can still be exercised by the grantees according to the provisions of the prior plans. Pursuant to the provisions of the Plan, any options cancelled under the prior plans will be added to shares available for issuance under the Plan.
     The Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. Under the Plan, the number of shares as to which options, stock appreciation rights, restricted stock, stock units, incentive bonuses or other stock unit awards may be granted is 4.0 million shares of our common stock plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan. The number of shares that can be granted for certain of the items listed above may be restricted per the Plan document. Pursuant to the Plan, in no event will any option be exercisable more than 10 years after the date the option is granted, and options have typically been granted with seven-year terms. The Company has generally granted stock options and restricted stock with three-year vesting periods. However, stock options granted to our directors under the Plan vest in one year and awards under the LTIP vest over four years. As of August 5, 2007, there were approximately 1.9 million shares available for grant.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
   Stock Options
     During the thirteen weeks ended August 5, 2007, the Company granted 300,000 stock options to Lawrence N. Mondry, our new President and Chief Executive Officer, that vest equally over a three-year period, pursuant to the employment inducement award exemption to the New York Stock Exchange (the “NYSE”) requirement of shareholder approval of equity compensation plans. Also, in the first and second quarters of fiscal 2007, the Company extended the expiration dates on certain stock options due to expire during a period in which the Company prohibited option exercises due to its delay in filing certain periodic disclosure reports with the SEC. The extension of these expiration dates resulted in approximately $56,000 in operating and administrative expense. A summary of the Company’s stock option activity for the twenty-six weeks ended August 5, 2007 and other information is as follows:

					Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
	Number of	Exercise	Fair	Intrinsic	Options	Exercisable	Intrinsic
	Shares	Price	Value	Value	Exercisable	Price	Value
Balance at February 4, 2007	3,280,521	$14.13
Granted at market price	300,000	$18.66	$4.66
Exercised	—	$—
Cancelled	(143,032)	$14.69

Balance at August 5, 2007	3,437,489	$14.50		$1,598,000	2,302,451	$13.55	$1,598,000

   Restricted Stock
     The Company has a long-term incentive plan in effect for the Company’s management under which the Company awards shares of restricted stock that vest equally over a three-year period. Unvested shares are forfeited when an employee ceases employment except in certain circumstances in which vesting is accelerated (e.g., change of control). During the thirteen weeks ended August 5, 2007, the Company granted 75,000 shares of restricted stock to Mr. Mondry, pursuant to the employment inducement award exemption to the NYSE requirement of shareholder approval of equity compensation plans. A summary of the Company’s restricted stock activity for the twenty-six weeks ended August 5, 2007 and other information is as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Grant Price	Value
Non-vested at February 4, 2007	128,309	$15.86
Granted	75,000	$18.66
Released	(9,288)	$16.01
Cancelled	(19,593)	$15.74

Non-vested at August 5, 2007	174,428	$17.06	$—

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
     The LTIP units are classified as a liability award under SFAS No. 123R, and as such, must be measured at fair value at the grant date and recognized as compensation cost over the service period in accordance with FIN 28. The modified prospective transition rules under SFAS No. 123R require that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, the Company recorded $966,000, net of $625,000 income tax benefit, as a cumulative effect of a change in accounting principle for the LTIP fair value liability under SFAS No. 123R upon adoption. For the thirteen and twenty-six weeks ended July 30, 2006, the Company reduced the liability by $197,000 and $795,000, respectively, for the LTIP units as a result of the market price of the Company’s common stock decreasing from its first quarter and year end stock market value, respectively. For the thirteen and twenty-six weeks ended August 5, 2007, the Company reduced the liability by $1,725,000 and $1,353,000, respectively, for the LTIP units as a result of the market price decreasing from its stock market value at the end of the first quarter and year end, respectively. At August 5, 2007, the Company had recorded a liability of approximately $584,000 and had approximately $275,000 of unrecognized compensation cost related to LTIP units. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.
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
     There has not been any change in the total amount of our unrecognized tax benefits since February 5, 2007, and the Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.
     The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, California, Colorado, Illinois, Michigan and Minnesota. The Company has had net operating losses in various years dating back to the tax year 1993. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is three years subsequent to the last year in which the loss carryover is finally used, and three to four years for the states of Arizona, California, Colorado, Illinois, Michigan and Minnesota. Accordingly, there are multiple years open to examination.
Note 9 — Earnings per Share
     Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 5,	July 30,	August 5,	July 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income (loss)	$5,299	$(5,817)	$6,969	$4,374

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	43,955	43,855	43,953	43,849

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	43,955	43,855	43,953	43,849
Effect of dilutive securities	889	—	818	277

Weighted average shares outstanding (diluted)	44,844	43,855	44,771	44,126

Shares excluded as a result of anti-dilution:
Stock options	872	2,256	804	2,216
     Incremental net shares for the exchange feature of the $100.0 million of 6 3/4% Notes were included in our diluted earnings per share calculations for the thirteen weeks and twenty-six weeks ended August 5, 2007 since our average common stock price exceeded $16.50 per share for these periods.
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
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006 and approximately $8.3 million in the first half of fiscal 2007. Legal, accounting consultant and audit expenses relative to the SEC investigation, completion of the restatement process and completion of our fiscal 2006 delinquent filings have continued into fiscal 2007; however, we expect such expenditures to be of a significantly lesser magnitude in the aggregate compared to those incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.
   Securities Class Action Litigation
     On June 9 and 20, 2006, two shareholder class actions alleging violations of the federal securities laws were filed in the United States District Court for the District of Arizona against the Company and four of its former officers: Maynard Jenkins (who also was a director), James Riley, Martin Fraser and Don Watson. The cases are entitled Communication Workers of America Plan for Employees Pensions and Death Benefits v. CSK Auto Corporation, et al., No. CV-06-1503 PHX DGC (“Communication Workers”) and Wilfred Fortier v. CSK Auto Corporation, et al., No. CV-06-1580 PHX DGC. The cases were consolidated on September 18, 2006 with Communication Workers as the lead case. The consolidated actions have been brought on behalf of a putative class of purchasers of CSK Auto Corporation stock between March 20, 2003 and April 13, 2006, inclusive. Plaintiffs filed an Amended Consolidated Complaint on November 30, 2006. Plaintiffs voluntarily dismissed James Riley by not naming him as a defendant in the Amended Consolidated Complaint. The Company and Messrs. Jenkins, Fraser and Watson (collectively referred to as the “Defendants”) filed motions to dismiss the Amended Consolidated Complaint, which the court granted on March 28, 2007. The court allowed plaintiffs leave to amend their complaint, and they filed their Second Amended Consolidated Complaint on May 25, 2007. The Second Amended Consolidated Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Second Amended Consolidated Complaint alleges that Defendants issued false statements before and during the putative class period about the Company’s income, earnings and internal controls, allegedly causing the Company’s stock to trade at artificially inflated prices during the putative class period. It seeks an unspecified amount of damages. Defendants filed motions to dismiss the Second Amended Consolidated Complaint on July 13, 2007. On September 27, 2007, the court issued an order granting the motion to dismiss of Mr. Fraser with prejudice and denying the motions to dismiss of the Company and Messrs. Jenkins and Watson. The court has not yet scheduled a trial date for the case. This litigation is in its early stages, and we cannot predict its outcome; however, it is reasonably possible that the outcome could have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
   Shareholder Derivative Litigation
     On July 31, 2006, a shareholder derivative suit was filed in the United States District Court for the District of Arizona against certain of CSK’s former officers and certain current and former directors. The Company is a nominal defendant. On March 2, 2007, plaintiff filed an amended derivative complaint. The amended derivative complaint alleged claims under Section 304 of the Sarbanes-Oxley Act of 2002 and for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The amended derivative complaint sought, purportedly on behalf of the Company, damages, restitution, and equitable and injunctive relief. The Company filed a motion to dismiss arguing that plaintiff failed to plead facts establishing that plaintiff was excused from making a demand on the Company’s board of directors to pursue these claims. The individual defendants joined in the Company’s motion. While the motion to dismiss was pending, plaintiff filed a motion for leave to amend her complaint. On June 11, 2007, the court granted plaintiff leave to amend and plaintiff filed her Second Amended Complaint, which alleges the same claims as the prior complaint, but adds various supporting allegations. On June 22, 2007, the Company filed a motion to dismiss the Second Amended Complaint for failure to plead demand futility adequately or, in the alternative, to stay the case until the shareholder class action litigation is resolved. The individual defendants joined in the Company’s motion. On July 20, 2007, plaintiff filed an opposition to the Company’s motion to dismiss the Second Amended Complaint, alleging that the three Audit Committee members and Mr. Jenkins (our former Chief Executive Officer and Chairman of the Board) were not sufficiently disinterested and independent to properly consider a pre-suit demand on the Board. The Company filed a reply on August 3, 2007 in support of its motion to dismiss the Second Amended Complaint. Although a final judgment on this matter has not yet been entered, on August 24, 2007, the Company’s motion to dismiss the suit based on plaintiff’s failure to adequately plead demand futility was granted. We cannot predict at this time whether plaintiff will continue to pursue the litigation in light of the court’s ruling.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
   Regulatory Investigations
     The SEC is conducting an investigation related to certain historical accounting practices of the Company. On November 27, 2006, the SEC served a subpoena on the Company seeking the production of documents from the period January 1, 1997 to the date of the subpoena related primarily to the types of matters identified in the Audit Committee-led investigation, including internal controls and accounting for inventories and vendor allowances. On December 5, 2006, the SEC also served document subpoenas on Messrs. Jenkins, Fraser and Watson. Since that time, the SEC has served subpoenas for documents and testimony on, and requested testimony from, current and former employees and other parties it believes may have information relevant to the investigation. The Company’s Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation. In addition, the U.S. Attorney’s office in Phoenix has indicated that it is also investigating these matters. At this time, we cannot predict when these investigations will be completed or what their outcomes will be.
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
Note 11 — Subsequent Events
     On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the deadline of the then-current third waiver, dated June 11, 2007, relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) September 15, 2007, with respect to the filing of our Quarterly Reports on Form 10-Q for fiscal 2006 and the first quarter of fiscal 2007, and October 15, 2007, with respect to the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; (ii) the date on which we have filed with the SEC all of our delinquent SEC filings up to and including our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; and (iii) the date ten days prior to the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such notes has expired. As of the date of the filing of this Quarterly Report, we will have filed all previously delinquent periodic SEC filings, and the waiver of the filing deadlines described above will terminate.
     On October 10, 2007, the Company entered into an amendment to the Term Loan Facility that increased the maximum leverage ratios permitted under the Term Loan Facility in order to minimize the possibility that we would be unable to comply with the Term Loan Facility’s leverage ratio covenant for the third and fourth quarters of fiscal 2007 and for the first and second quarters of fiscal 2008. The amendment increased the maximum leverage ratios to 4.00:1 for the third and fourth quarters of fiscal 2007 and to 3.85:1 and 3.75:1 for the first and second quarters of fiscal 2008, respectively, while leaving all other ratios unchanged. The amendment also increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest by either 0.25% or 0.50% in various cases and changed the basis for determining the spread amount from the rating of the Term Loans to the Company’s corporate rating. Based on the Company’s corporate rating at October 10, 2007, the interest rate on funds borrowed under the Term Loan Facility increased by 0.50% as a result of the amendment. An amendment fee of approximately $866,000 was paid in connection with this amendment.
     When we renegotiated the terms of our 6 3/4% Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee of such Notes our late periodic SEC filings. As we did not so file and deliver all such filings by June 30, 2007, a notice of default could have been given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, which would have given the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes no sooner than 60 days after the giving of such notice of default to the Company. No such notice of default had been given as of the date of the filing of this Quarterly Report, and the filing of this Quarterly Report completes the filing of all of our late periodic SEC filings.
     On September 5, 2007, we announced that under the leadership of our new President and Chief Executive Officer, we had commenced a comprehensive strategic review of the Company aimed at improving our profitability and restoring top line growth. As part of the initial strategic planning process, the Company also announced that new store openings in fiscal 2007 will be reduced to approximately 48 from the previously announced 64, that we anticipate closing approximately 40 stores in fiscal 2008 and that the Company was eliminating approximately 160 non-sales positions, primarily in the corporate and field administration areas.
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
     In the following discussion, we refer to the thirteen-week periods ended on August 5, 2007 and July 30, 2006 as the “second quarter” and the “thirteen weeks” of those respective fiscal years, and the twenty-six week periods ended on August 5, 2007 and July 30, 2006 as the “first half” and the “twenty-six weeks” of those respective fiscal years.
General
     CSK Auto Corporation (“CSK”) is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers of such products in the entire country, based, in each case, on store count. As of August 5, 2007, through our wholly owned subsidiary CSK Auto, Inc., we operated 1,334 stores in 22 states under one fully integrated operating format and the following four brand names (referred to collectively as “CSK stores”):
•	Checker Auto Parts, founded in 1969, with 475 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 224 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 504 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 131 stores in the Midwest.
     At August 5, 2007, we also operated two value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area. As a part of our continuing review of store results, we closed three of our five Pay N Save stores during the first quarter of fiscal 2007, and the remaining two stores were closed in the third quarter of fiscal 2007. We concluded that the sales performance of the Pay N Save stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count.
     During the second quarter of fiscal 2007, we opened six CSK stores, relocated three CSK stores and closed nine CSK stores (including the three stores due to relocation), resulting in no net new stores. During the first half of fiscal 2007, we opened 15 CSK stores, relocated 3 CSK stores and closed 14 CSK stores (including the 3 stores due to relocation), resulting in 4 net new stores.
Recent Developments
     Appointment of New President and Chief Executive Officer; Appointment of New Board Chairman — On June 8, 2007, we announced the selection of Lawrence N. Mondry as our new President and Chief Executive Officer to succeed our current Chief Executive Officer and Chairman of the Board, Maynard Jenkins, who had previously announced his intent to retire. On August 15, 2007, having completed the filing of our remaining fiscal 2006 SEC 1934 filings, we announced Mr. Jenkins’ retirement and concurrent resignation from the Company’s Board of Directors, and Mr. Mondry’s appointment to the President and Chief Executive Officer positions and election to the Board of Directors. Also on August 15, 2007, we announced that the Board appointed our current lead director, Charles K. Marquis, as our non-executive Chairman of the Board.
     Senior Credit Facility Waiver — On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the deadline in the then-current third waiver, dated June 11, 2007, relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) September 15, 2007, with respect to the filing of our Quarterly Reports on Form 10-Q for fiscal 2006 and the first quarter of fiscal 2007, and October 15, 2007, with respect to the filing of our Quarterly Report on form 10-Q for the second quarter of fiscal 2007; (ii) the date on which we have filed with the SEC all of our delinquent SEC filings up to and including our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; and (iii) the date ten days prior to the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such Notes has expired. With the filing of this Quarterly Report, we will have completed all such filings within the time periods required by the fourth waiver to the Senior Credit Facility.

     Term Loan Facility Amendment — On October 10, 2007, the Company entered into an amendment to the Term Loan Facility that increased the maximum leverage ratios permitted under the Term Loan Facility in order to minimize the possibility that we would be unable to comply with the Term Loan Facility’s leverage ratio covenants for the third and fourth quarters of fiscal 2007 and for the first and second quarters of our fiscal year ending February 1, 2009 (“fiscal 2008”). The amendment increased the maximum leverage ratios to 4.00:1 for the third and fourth quarters of fiscal 2007 and to 3.85:1 and 3.75:1 for the first and second quarters of fiscal 2008, respectively, while leaving all other ratios unchanged. The amendment also increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest by either 0.25% or 0.50% in various cases and changed the basis for determining the spread amount from the rating of the loans under this facility to the Company’s corporate rating. Based on the Company’s corporate rating at October 10, 2007, the interest rate on funds borrowed under the Term Loan Facility increased by 0.50% as a result of the amendment. An amendment fee of approximately $866,000 was paid in connection with this amendment.
     Strategic Review of Business: Store Closures — On September 5, 2007, we announced that under the leadership of our new President and Chief Executive Officer, we had commenced a comprehensive strategic review of the Company aimed at improving our profitability and restoring top line growth. As part of the initial strategic planning process, we also announced that new store openings in fiscal 2007 will be reduced to approximately 48 from the previously announced 64, that we anticipate closing approximately 40 stores in fiscal 2008 and that we were eliminating approximately 160 non-sales positions, primarily in the corporate and field administration areas. The store closure and staff reduction initiatives are part of a series of initiatives expected to reduce expenses by approximately $7.6 million before taxes in fiscal 2007 and approximately $34 million before taxes in fiscal 2008. These amounts are net of any severance and relocation cost or other anticipated or known costs required to achieve the savings, except for store closing costs, which are discussed below.
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
     We also announced that in order to focus our attention on improving existing operations and on new store locations with the greatest potential for success, we are currently contemplating only opening approximately 14 new stores in fiscal 2008.
     Chief Financial Officer — We also announced on September 5, 2007 that our search for a new Chief Financial Officer is well underway and that we are optimistic we will be in a position to announce the appointment of a new Chief Financial Officer in the near future. We had previously announced on June 8, 2007 that our then Senior Vice President and Chief Financial Officer since October 2005 had accepted another position. Since his departure, Steven L. Korby, a partner with Tatum, LLC, who had been serving as a consultant to the Company since July 2006, has served as our interim Chief Financial Officer.
     Combined 2006/2007 Annual Meeting — We were not able to timely hold our 2006 and 2007 annual stockholders’ meetings due to our restatement process relative to our earlier financial statements and our inability to file our 2005 10-K and timely file successive periodic reports with the SEC pending completion of those efforts. On September 5, 2007, we announced that we had scheduled a combined 2006/2007 annual stockholders’ meeting for November 8, 2007.
Results of Operations
     The following discussion summarizes the significant factors affecting operating results for the thirteen and twenty-six weeks ended August 5, 2007 and July 30, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this Quarterly Report as well as our 2006 10-K.

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 5,	July 30,	August 5,	July 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.0%	52.4%	52.7%	53.0%

Gross profit	48.0%	47.6%	47.3%	47.0%
Other costs and expenses:
Operating and administrative	42.5%	40.8%	42.3%	40.1%
Investigation and restatement costs	0.8%	2.4%	0.9%	1.6%
Store closing costs	0.1%	0.1%	0.1%	0.1%

Operating profit	4.6%	4.3%	4.0%	5.2%
Interest expense	2.7%	2.3%	2.8%	2.2%
Loss on debt retirement	0.0%	4.0%	0.0%	2.0%

Income (loss) before income taxes and cumulative effect of change in accounting principle	1.9%	(2.0)%	1.2%	1.0%
Income tax expense (benefit)	0.7%	(0.8)%	0.5%	0.4%

Income (loss) before cumulative effect of change in accounting principle	1.2%	(1.2)%	0.7%	0.6%
Cumulative effect of change in accounting principle, net of tax	0.0%	0.0%	0.0%	0.1%

Net income (loss)	1.2%	(1.2)%	0.7%	0.5%

Thirteen Weeks Ended August 5, 2007 Compared to Thirteen Weeks Ended July 30, 2006
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
     Net sales for the second quarter of fiscal 2007 decreased 1.7%, or $8.5 million, compared to the second quarter of fiscal 2006. Net sales were $480.2 million in the second quarter of fiscal 2007 compared to $488.7 million in the second quarter of fiscal 2006. The decrease in sales was primarily due to decreased same store sales, offset in part by increased sales from 40 net new stores added from July 30, 2006 through August 5, 2007. Total same store sales declined by 4.0%, with same store retail sales declining 5.7% and same store commercial sales increasing 4.4%. Although the percentage of total same store commercial sales increased, the increase was not as high as the increases in previous quarters. The decline in total same store sales was due to a decline in customer count (measured by the number of in-store transactions), which was partially offset by an increase in the average transaction size (measured by dollars spent per sale). The Company believes that same store sales during this period were adversely affected by new store openings—both of the Company’s stores and our competitors’ stores. Furthermore, during the second quarter of fiscal 2007, sales in our new stores have failed to increase at the rate they have historically.
     Gross profit consists primarily of net sales less the cost of merchandise and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors, and fluctuations in merchandise costs and vendor programs. Gross profit was $230.4 million, or 48.0% of sales, for the second quarter of fiscal 2007, as compared to $232.6 million, or 47.6% of sales, for the second quarter of fiscal 2006. The decrease in gross profit dollars was primarily the result of the decline in sales and increased warehouse and distribution expenses. The increase in the gross margin percentage was primarily due to an increase in the amount of purchasing and handling costs capitalized to inventory in the second quarter of fiscal 2007 compared with the same period in fiscal 2006. This was partially offset by lower vendor allowances, increased warehouse and distribution costs resulting from higher payroll and related costs, and increased commercial sales, as commercial sales carry lower margins than do retail sales.
     Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, which include salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses. Operating and administrative expenses were

$204.2 million, or 42.5% of net sales, in the second quarter of fiscal 2007, compared to $199.6 million, or 40.8% of net sales, in the second quarter of fiscal 2006. Operating and administrative expenses increased $4.6 million primarily as a result of expenses associated with the 40 net new stores added from July 30, 2006 through August 5, 2007.
     The Audit Committee-led investigation and restatement process described in Note 10 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report resulted in legal, accounting consultant and audit expenses of approximately $3.8 million in the second quarter of fiscal 2007 compared to approximately $12.0 million incurred in the second quarter of fiscal 2006. We expect that for fiscal 2007 these expenses will be of a significantly lesser magnitude compared to those incurred in fiscal 2006.
     Interest expense for the second quarter of fiscal 2007 was $13.2 million compared to $11.0 million for the second quarter of fiscal 2006. The $2.2 million increase in interest expense was primarily the result of the refinancing that was completed in the second quarter of fiscal 2006, which resulted in increased interest rates on most of our debt. Our second quarter weighted average interest rate increased from 6.89% as of July 30, 2006 to 8.77% as of August 5, 2007.
     During the second quarter of fiscal 2006, we recorded a $19.3 million loss on debt retirement resulting from the write-off of certain deferred financing fees associated with debt that was extinguished in our 2006 refinancing, which included a $10.4 million loss on termination of an interest swap associated with our $225 million of 7% senior subordinated notes, $224.96 million of which were purchased pursuant to a cash tender offer and consent solicitation in July 2006, and the balance of which were purchased by us later in fiscal 2006.
     Income tax expense for the second quarter of fiscal 2007 was $3.4 million compared to an income tax benefit of $4.1 million for the same period in 2006. Our effective tax rate was 39.3% in the second quarter of 2007 compared to 41.1% for the second quarter of 2006.
Twenty-Six Weeks Ended August 5, 2007 Compared to Twenty-Six Weeks Ended July 30, 2006
     Net sales for the first half of fiscal 2007 increased 0.1%, or $0.8 million, compared to the first half of fiscal 2006. Net sales were $953.3 million in the first half of fiscal 2007 compared to $952.5 million in the first half of fiscal 2006. The increase in sales was primarily due to the 40 net new stores added from July 30, 2006 through August 5, 2007, offset in part by a decrease in same store sales. Total same store sales declined by 2.2% with same store retail sales declining 4.1% and same store commercial sales increasing 7.2%. Although the percentage of total same store commercial sales increased, the increase was not as high as increases in the past. The decline in total same store sales was due to a decline in customer count (measured by the number of in-store transactions), which was partially offset by an increase in the average transaction size (measured by dollars spent per sale). The Company believes that same store sales during this period were adversely affected by new store openings—both of the Company’s stores and our competitor’s stores. Furthermore, during the first half of fiscal 2007, sales in our new stores have failed to increase at the rate they have historically.
     Gross profit was $451.0 million, or 47.3% of sales, for the first half of fiscal 2007, as compared to $447.7 million, or 47.0% of sales, for the first half of fiscal 2006. The increase in gross profit dollars was primarily the result of the additional sales from net new stores. The increase in the gross margin percentage for the first half of fiscal 2007 was primarily due to an increase in the amount of purchasing and handling costs capitalized to inventory in the first half of fiscal 2007 compared with the same period in fiscal 2006. This was partially offset by lower vendor allowances, increased warehouse and distribution costs resulting from higher payroll and related costs, and increased commercial sales, which carry lower margins.
     Operating and administrative expenses were $403.5 million, or 42.3% of net sales, in the first half of fiscal 2007, compared to $381.8 million, or 40.1% of net sales, in the first half of fiscal 2006. Operating and administrative expenses increased $21.7 million primarily as a result of expenses associated with the additional 40 net new stores added from July 30, 2006 through August 5, 2007.
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $8.3 million in the first half of fiscal 2007 compared to approximately $15.6 million incurred in the first half of fiscal 2006. We expect such expenditures to be of a significantly lesser magnitude in the aggregate for fiscal 2007 compared to the $25.7 million incurred in fiscal 2006 relative to the Audit Committee investigation and restatement process.
     Interest expense for the first half of fiscal 2007 was $26.5 million compared to $21.3 million for the first half of fiscal 2006. The $5.2 million increase in interest expense was primarily the result of the refinancing that was completed in the second quarter of fiscal 2006, which resulted in increased interest rates on most of our debt. Our weighted average interest rate for the first half of fiscal 2007 increased from 6.62% as of July 30, 2006 to 8.79% as of August 5, 2007.
     During the twenty-six weeks ended July 30, 2006, we recorded a $19.3 million loss on debt retirement resulting from the write-off of certain deferred financing fees associated with debt that was extinguished in our 2006 refinancing, which included a $10.4 million loss on termination of an interest swap associated with our $225 million of 7% senior subordinated notes, $224.96 million of which were purchased pursuant to a cash tender offer and consent solicitation in July 2006, and the balance of which were purchased by us later in fiscal 2006.
     Income tax expense for the first half of fiscal 2007 was $4.5 million, compared to $3.7 million for the same period in 2006. Our effective tax rate was 39.4% in the first half of 2007 compared to 40.8% for the first half of 2006.
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
Liquidity and Capital Resources
  Overview of Liquidity
     Debt is an important part of our overall capitalization. Our outstanding debt balances (excluding capital leases) as of August 5, 2007 and February 4, 2007 were $512.2 million and $507.5 million, respectively. Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. As a result of the borrowing base limitations of our Senior Credit Facility, at August 5, 2007, we had approximately $170.5 million of availability under our Senior Credit Facility (in addition to $56.5 million of outstanding borrowings thereunder and $31.2 million of outstanding letters of credit issued thereunder). However, the maximum leverage covenant under our Term Loan Facility limits the total amount of indebtedness the Company can have outstanding and, as of August 5, 2007, would have only permitted additional borrowings of approximately $12.3 million, regardless of which facility they were borrowed under. As a result, as of October 10, 2007, we entered into the amendment to the Term Loan Facility described above under “Recent Developments — Term Loan Facility Amendment” which increased the maximum leverage ratios permitted under this Facility for the third and fourth quarters of fiscal 2007 and the first two quarters of fiscal 2008. If the increased ratio that will be in effect for the third and fourth quarters of fiscal 2007 had been in effect as of August 5, 2007, we would have been permitted to have additional borrowings as of that date of $33.6 million, rather than the $12.3 million described above.
     We are required to make quarterly debt amortization payments of 0.25% of the aggregate principal amount of the loans under our Term Loan Facility beginning December 31, 2006. We paid approximately $1.7 million in debt amortization payments under this Facility in the first half of fiscal 2007, and expect to pay approximately $1.7 million during the remainder of fiscal 2007. We are not required to make debt principal payments on our Senior Credit Facility until 2010. Our 6 3/4% Notes become exchangeable if our common stock price exceeds $21.45 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Such an exchange would require repayment of the principal amount of the 6 3/4% Notes in cash and any premium in our common stock. If not exchangeable sooner, the earliest date that the noteholders may require us to repurchase the Notes is December 15, 2010.
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
Analysis of Cash Flows
     Net cash provided by operating activities was $22.2 million during the first half of fiscal 2007 compared to $69.1 million of cash provided by operating activities during the first half of fiscal 2006, or a decrease of $46.9 million. The decrease in operating cash flow was principally due to an increase in inventories primarily resulting from new store growth, as well as the timing of vendor payments. These factors were partially offset by increases in cash provided by accounts receivable collections related to vendor allowances and increases in accrued payroll, accrued expenses and other current liabilities.
     Net cash used in investing activities totaled $19.5 million for the first half of fiscal 2007 compared to $18.8 million used during the comparable period of fiscal 2006. Capital expenditures in the first half of 2007 increased $2.7 million as a result of investments to support new store openings. At the end of fiscal 2005, we had recorded approximately $2.8 million in accrued liabilities with respect to the December 2005 Murray’s acquisition, of which $1.6 million was paid during the first half of fiscal 2006.
     Net cash used in financing activities totaled $3.0 million for the first half of fiscal 2007 compared to $47.1 million during the comparable period of fiscal 2006. In the first half of fiscal 2007, we had net borrowings of $4.5 million under our Senior Credit Facility compared to $30.0 million of net payments in the first half of fiscal 2006. In addition, due to the refinancing that took place in the second quarter of fiscal 2006, we paid approximately $11.9 million of debt issuance costs in the second quarter of fiscal 2006.
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
     As of August 5, 2007, there are no material changes to the contractual obligations table disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 10-K. The contractual obligation table in the 2006 10-K excludes liabilities with respect to unrecognized tax benefits. As discussed in Note 8 — Income Taxes in Item 1 of Part I of this Quarterly Report, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) at the beginning of fiscal 2007. At August 5, 2007, we had approximately $5.4 million of unrecognized tax benefits, none of which we expect to result in cash payments over the next twelve months. Due to the high degree of uncertainty regarding the amount and timing of any cash payments related to these unrecognized tax benefits, management believes it is unlikely that any cash payment would have a material adverse effect on our liquidity in any one future period.
Store Closures
     On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance, it is considered for closure even if we are contractually committed for future rental costs. Also, as a result of past acquisitions, we have closed numerous stores due to overlap with previously existing store locations.
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
     As of August 5, 2007, we had a total of 175 locations included in the allowance for store closing costs, consisting of 122 store locations and 53 service centers. Of the store locations, 19 locations were vacant and 103 locations were subleased. Of the service centers, 3 were vacant and 50 were subleased. Future rent expense will be incurred through the expiration of the non-cancelable leases.

     Activity in the allowance for store closing costs and the related payments for the twenty-six weeks ended August 5, 2007 and July 30, 2006 are as follows ($ in thousands):

	Twenty-Six Weeks Ended
	August 5,	July 30,
	2007	2006
Balance, beginning of year	$4,911	$7,033

Store closing costs:
Provision for store closing costs	904	174
Other revisions in estimates	(372)	(96)
Accretion	120	151
Operating expenses and other	517	452

Total store closing costs	1,169	681

Payments:
Rent expense, net of sublease recoveries	(1,076)	(1,226)
Occupancy and other expenses	(653)	(355)
Sublease commissions and buyouts	(407)	(92)

Total payments	(2,136)	(1,673)

Ending balance	$3,944	$6,041

     We expect net cash outflows for closed store locations of approximately $1.9 million during the remainder of fiscal 2007. These cash outflows and cash outflows in future years are expected to be funded from normal operating cash flows. We closed 14 stores during the twenty-six weeks ended August 5, 2007 (which included 3 stores closed due to relocation). Included in the 14 stores were 3 Pay N Save stores that had remaining lease terms ranging from approximately one to three years. We anticipate that we will close or relocate approximately 16 stores during the remainder of fiscal 2007. Most of these closures and relocations will occur near the end of the lease terms, resulting in minimal closed store costs.
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
   Debt Covenants
     Certain of our debt agreements at August 5, 2007 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness.
     In addition, Auto is, under certain circumstances not applicable during the quarter ended August 5, 2007, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant;

however, under the waiver we entered into during the second quarter of fiscal 2006, Auto is required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all subsequent waivers. For the twelve months ended August 5, 2007, this ratio as so defined was 1.39:1.
     The Term Loan Facility contains certain financial covenants, one of which is the requirement of a minimum fixed charge coverage ratio (as separately defined in the Term Loan Facility) of 1.4:1 until December 31, 2008 and 1.45:1 thereafter. For the twelve months ended August 5, 2007, this ratio was 1.49:1. The Term Loan Facility also requires that a leverage ratio test be met. As of August 5, 2007, the maximum leverage ratios permitted were 3.85:1, 3.75:1 and 3.50:1 for the second, third and fourth quarters, respectively, of fiscal 2007 and remained at 3.50:1 for the first three quarters of fiscal 2008. The leverage ratios were scheduled to further decline to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of our fiscal year ending January 31, 2010. Our leverage ratio was 3.76:1 as of August 5, 2007. The leverage ratios for fiscal 2007 discussed above reflect the April 27, 2007 second amendment of the Term Loan Facility in which certain fiscal 2007 leverage ratios were modified as set forth above to provide greater flexibility along with the elimination of undrawn letters of credit from the definition of debt. Following the conclusion of the second quarter of fiscal 2007, the maximum leverage ratios for the first and second quarters of fiscal 2008 were amended and those for the remainder of fiscal 2007 were further amended by a third amendment of the Term Loan Facility executed as of October 10, 2007 in order to minimize the possibility that we would be unable to comply with the Term Loan Facility’s leverage ratio covenants for those quarters. The amendment increased the maximum leverage ratios to 4.00:1 for the third and fourth quarters of fiscal 2007 and to 3.85:1 and 3.75:1 for the first and second quarters of fiscal 2008, respectively, while leaving all other ratios unchanged. The amendment also increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest by either 0.25% or 0.50% in various cases and changed the basis for determining the spread amount from the rating of the loans under this facility to the Company’s corporate rating. Based on the Company’s corporate rating at October 10, 2007, the interest rate on funds borrowed under the Term Loan Facility increased by 0.50% as a result of the amendment. An amendment fee of approximately $866,000 was paid in connection with this amendment.
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
     A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under the Senior Credit Facility or the Term Loan Facility, the lenders thereunder could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts owing thereunder to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full such indebtedness, which is collateralized by substantially all of our assets. At August 5, 2007, we were in compliance with or had obtained waivers with respect to the covenants under all our debt agreements.
     On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the deadline in the then-current waiver (dated June 11, 2007) relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements until the earliest of (i) September 15, 2007, with respect to the filing of our Quarterly Reports on Form 10-Q for fiscal 2006 and the first quarter of fiscal 2007, and October 15, 2007, with respect to the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; (ii) the date on which we have filed with the SEC all of our delinquent SEC filings up to and including our Quarterly Report on Form 10-Q for the second quarter of fiscal 2007; and (iii) the date ten days prior to the first date on which an event of default has occurred under the 6 3/4% Notes and any applicable grace period that must expire prior to acceleration of such notes has expired. As of the date of the filing of this Quarterly Report, we will have filed all previously delinquent periodic SEC filings, and the waiver of the filing deadline described above will terminate.
     When we renegotiated the terms of our 6 3/4% Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee of such Notes our late periodic SEC filings. As we did not so file and deliver all such filings by June 30, 2007, a notice of default could have been given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, which would have given the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes no sooner than 60 days after the giving of such notice of default to the Company. No such notice of default had been given as of the date of the filing of this Quarterly Report, and the filing of this Quarterly Report completes the filing of all our late periodic SEC filings.

   Interest Rates
     Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on any interest rate swaps are sensitive to changes in interest rates.
     At August 5, 2007, 76% of our outstanding debt was at variable interest rates and 24% of our outstanding debt was at fixed interest rates. With $403.9 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $4.0 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.
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
     In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation), that was effective for fiscal years beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and the adoption of this EITF did not affect its financial statements.
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
Item 4. Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of August 5, 2007, under the supervision and with the participation of our current management, including our current Chief Executive Officer and current interim Chief Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Based on this evaluation, our current Chief Executive Officer and our current interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 5, 2007 because of the material weaknesses identified in our evaluation of internal control over financial reporting as disclosed in our 2006 10-K.
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
     Each of the aforementioned material weaknesses resulted in adjustments to the Company’s fiscal 2006 and 2005 annual and interim consolidated financial statements, and the restatement of our fiscal 2004 annual consolidated financial statements and interim consolidated financial statements for each of the first three quarters in fiscal 2005. Certain of the material weaknesses also resulted in adjustments to the Company’s fiscal 2007 interim consolidated financial statements. In addition, each of these above material weaknesses could result in a material misstatement of the Company’s interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

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
     We plan to provide education and training to our management on an ongoing, periodic basis with respect to, among other things, corporate governance, compliance and SOX. Such education and training are planned to include (i) in-house memoranda and other written materials, as well as presentation and discussion in management meetings, and (ii) modules/tutorials offered within the curriculum provided by a third party ethics and compliance vendor. Such training is planned to be ongoing and include tailored programs focused on the Company’s codes of conduct and ethics as well as, e.g., Sarbanes-Oxley, conflicts of interest, insider trading, corporate governance, financial integrity, and targeted training geared toward certain functional areas on such topics as vendor arrangements, advertising and merchandising and procurement integrity. The Company has already engaged an outside vendor, which has commenced training activities for our merchandising, finance and legal staff regarding vendor allowances as well as business ethics and compliance, to be followed by Company-wide ethics and compliance training programs in the near future.
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
     Accounting for Vendor Allowances — The Company’s actions and planned remediation measures intended to address material weaknesses related to its vendor allowance receivable accounts and the related inventory, accounts payable and cost of sales accounts include the following:
•	The Company has enhanced its review and approval processes to ensure review by appropriate members of management of critical information necessary to assess vendor allowance collections and the proper recognition of vendor allowances in the appropriate periods.

•	The Company plans to reevaluate and enhance its contract review process, including training of merchandising, finance and legal staff, as well as formalizing the communication process among the three groups, to better provide for timely identification of potential issues and accurate accounting treatment. The Company also plans to implement enhanced processes and procedures so that its merchandising, finance and legal staff have adequate information to conduct their review and provide meaningful input and communication during the contract negotiation process to allow for accurate accounting treatment for both standard and non-standard contracts.

•	The Company has conducted training for its merchandising, finance and legal staff relative to vendor arrangements, including contract provisions and construction, the impact of amendments and side and ancillary agreements and accounting treatment of related vendor allowances.

•	The Company has consolidated the oversight and accounting for all vendor allowance financial transactions under one senior accounting manager to provide for consistent application with respect to the accounting for vendor allowances.
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
     The Company has hired and plans to hire new Finance organization personnel who will have knowledge, experience and training in the application of GAAP to handle the Company’s operations and related financial reporting requirements. In view of the resignation of our prior Chief Financial Officer (Mr. James Riley, who resigned June 2007), we are seeking a permanent CFO to succeed him. We recently hired a new Senior Vice President of Finance and Controller who commenced work on October 8, 2007. These personnel, along with a rigorous monthly financial statement review and comparison of actual results to budget, are intended to assist in substantiating that our financial reporting is in compliance with GAAP and SEC rules and regulations. The Company plans to increase the accounting, internal control, and SEC reporting acumen of its Finance organization personnel through a regular training program, which is planned to include, among other things, in-house training and education on corporate governance and compliance practices as well as modules/tutorials offered within curriculum provided by our third party ethics and compliance training vendor.
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
  Control deficiencies not constituting material weaknesses
     In addition to the material weaknesses described above, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of February 4, 2007. The Company implemented during fiscal 2006 and fiscal 2007 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     As indicated above, although the Company continues to progress in its remediation efforts, it has not yet completed the evaluation or duration of testing that would allow it to conclude that any of its remediation efforts have eliminated any of the previously identified material weaknesses. There were changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Effective July 1, 2007, the Company completed the outsourcing of payroll processing for all employees to Automatic Data Processing, Inc., which replaced certain payroll processing functions previously handled internally. The new processes and internal controls are currently being documented and will be evaluated as part of the Company’s fiscal 2007 assessment of internal control over financial reporting.

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
DATED: October 12, 2007

By:	/s/ Lawrence N. Mondry
Lawrence N. Mondry
President and Chief Executive Officer

By:	/s/ Steven L. Korby
Steven L. Korby
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.01	Employment Agreement, dated as of June 8, 2007, by and between CSK Auto, Inc. and Lawrence N. Mondry, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 13, 2007 (File No. 001-13927).†

10.02	Form of Interim Executive Services Agreement between Tatum LLC and CSK Auto, Inc., incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 26, 2007 (File No. 001-13927).†

10.03	Form of Indemnification Agreement for Interim Executive among CSK Auto Corporation, CSK Auto, Inc., CSKAUTO.COM, Inc. and Steven L. Korby, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on June 26, 2007 (File No. 001-13927).†

31.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Third Waiver, dated as of June 11, 2007 to the Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on June 13, 2007 (File No. 001-13927).

*	Filed herewith.

†	Employment compensation plans or arrangements.