Form 10-Q
period 2007-11-04
CSK AUTO CORP
filed 2007-12-19
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 4, 2007
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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐   No  ☑
As of December 17, 2007, there were 44,030,484 shares of our common stock outstanding.

     As used herein, the terms “CSK,” “CSK Auto,” “the Company,” “we,” “us,” and “our” refer to CSK Auto Corporation and its subsidiaries, including its operating subsidiary, CSK Auto, Inc., and its subsidiary, CSKAUTO.COM, Inc. The term “Auto” as used herein refers to our operating subsidiary, CSK Auto, Inc., and its subsidiary, CSKAUTO.COM, Inc.
     You may obtain, free of charge, copies of this Quarterly Report on Form 10-Q for the quarterly period ended November 4, 2007 (this “Quarterly Report”) as well as our Annual Report on Form 10-K and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, then clicking “Investors.” Information contained on our website is not part of this Quarterly Report.
Explanatory Note
     As a result of significant delays in completing our consolidated financial statements for the fiscal year ended January 29, 2006 (“fiscal 2005”), we were unable to timely file with the SEC our Quarterly Reports on Form 10-Q for the quarterly periods ended August 5, 2007, May 6, 2007, October 29, 2006, July 30, 2006 and April 30, 2006 and our Annual Reports on Form 10-K for fiscal 2005 (the “2005 10-K”) and for the fiscal year ended February 4, 2007 (“fiscal 2006”). The aforementioned delays were due to the Company’s devotion of substantial internal and external resources towards the completion of its 2005 10-K, which was filed with the SEC on May 1, 2007. The 2005 10-K contained restatements of prior years’ financial statements to correct accounting errors and irregularities of the type identified in the Company’s Audit Committee-led independent accounting investigation (the “Audit Committee-led investigation”) that was conducted in fiscal 2006. The Company did not amend its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q, including its Quarterly Reports on Form 10-Q for each of the first three quarterly periods in fiscal 2005, for periods affected by the restatement adjustments. The financial statements and related financial information contained in such previously filed reports are superseded by the information in the 2005 10-K and in any later filed reports, and accordingly, the financial statements and related financial information contained in reports filed prior to the 2005 10-K should not be relied upon.
     The Company filed its Annual Report on Form 10-K for fiscal 2006 on July 9, 2007 and amended that filing with a Form 10-K/A filed on August 15, 2007 (as so amended, the “2006 10-K”). For additional information regarding the Company, the Audit Committee-led investigation and its results, our business, operations, risks, and results, please refer to our 2005 10-K and 2006 10-K previously filed with the SEC.
     On October 12, 2007, the Company filed its Form 10-Q for the second quarter of its fiscal year ending February 3, 2008 (“fiscal 2007”) and became current in its periodic filings with the SEC.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	November 4,	February 4,
	2007	2007
ASSETS
Cash and cash equivalents	$19,199	$20,169
Receivables, net of allowances of $362 and $393, respectively	35,453	43,898
Inventories	529,427	502,787
Deferred income taxes	49,806	46,500
Prepaid expenses and other current assets	36,490	31,585

Total current assets	670,375	644,939

Property and equipment, net	165,816	174,409
Intangibles, net	64,192	67,507
Goodwill	224,937	224,937
Deferred income taxes	2,015	4,200
Other assets, net	33,766	35,770

Total assets	$1,161,101	$1,151,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$286,145	$260,146
Accrued payroll and related expenses	58,420	60,306
Accrued expenses and other current liabilities	100,635	81,569
Current maturities of long-term debt	24,062	56,098
Current maturities of capital lease obligations	6,765	8,761

Total current liabilities	476,027	466,880

Long-term debt	450,982	451,367
Obligations under capital leases	11,153	15,275
Other liabilities	47,211	46,730

Total non-current liabilities	509,346	513,372

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 43,970,910 and 43,950,751 shares issued and outstanding at November 4, 2007 and February 4, 2007, respectively	440	440
Additional paid-in capital	436,984	433,912
Accumulated deficit	(261,696)	(262,842)

Total stockholders’ equity	175,728	171,510

Total liabilities and stockholders’ equity	$1,161,101	$1,151,762

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 4,	October 29,	November 4,	October 29,
	2007	2006	2007	2006
Net sales	$471,386	$483,075	$1,424,648	$1,435,585
Cost of sales	256,823	256,188	759,107	760,950

Gross profit	214,563	226,887	665,541	674,635
Other costs and expenses:
Operating and administrative	207,424	201,056	610,905	582,815
Investigation and restatement costs	2,288	6,736	10,623	22,368
Store closing costs	584	364	1,753	1,045

Operating profit	4,267	18,731	42,260	68,407
Interest expense	13,186	13,308	39,672	34,628
Loss on debt retirement	—	90	—	19,426

Income (loss) before income taxes and cumulative effect of change in accounting principle	(8,919)	5,333	2,588	14,353
Income tax expense (benefit)	(3,096)	2,175	1,442	5,855

Income (loss) before cumulative effect of change in accounting principle	(5,823)	3,158	1,146	8,498
Cumulative effect of change in accounting principle, net of tax	—	—	—	966

Net income (loss)	$(5,823)	$3,158	$1,146	$7,532

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.13)	$0.07	$0.03	$0.19
Cumulative effect of change in accounting principle	—	—	—	0.02

Net income (loss) per share	$(0.13)	$0.07	$0.03	$0.17

Shares used in computing basic per share amounts	43,962	43,867	43,956	43,855

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.13)	$0.07	$0.03	$0.19
Cumulative effect of change in accounting principle	—	—	—	0.02

Net income (loss) per share	$(0.13)	$0.07	$0.03	$0.17

Shares used in computing diluted per share amounts	43,962	44,050	44,428	44,065

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balances at February 4, 2007	43,950,751	$440	$433,912	$(262,842)	$171,510
Restricted stock	20,489	—	(158)	—	(158)
Exercise of options	(330)	—	—	—	—
Stock-based compensation expense	—	—	3,230	—	3,230
Net income	—	—	—	1,146	1,146

Balances at November 4, 2007	43,970,910	$440	$436,984	$(261,696)	$175,728

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	November 4,	October 29,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$1,146	$7,532
Adjustments:
Depreciation and amortization on property and equipment	31,020	30,154
Amortization of other items	4,033	6,738
Amortization of debt discount and deferred financing costs	4,123	2,737
Stock-based compensation expense	1,743	3,325
Write downs on disposal of property, equipment and other assets	3,803	2,617
Loss on debt retirement	—	8,496
Deferred income taxes	1,512	5,230
Changes in operating assets and liabilities:
Receivables	9,965	(9,310)
Inventories	(26,640)	(9,726)
Prepaid expenses and other current assets	(4,905)	2,533
Accounts payable	25,999	28,899
Accrued payroll, accrued expenses and other current liabilities	18,667	3,289
Other operating activities	(1,496)	(1,329)

Net cash provided by operating activities	68,970	81,185

Cash flows used in investing activities:
Capital expenditures	(25,026)	(25,093)
Business acquisition	—	(3,173)
Other investing activities	(832)	(1,335)

Net cash used in investing activities	(25,858)	(29,601)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility — line of credit	162,900	63,100
Payments under senior credit facility — line of credit	(194,900)	(88,100)
Borrowings under term loan facility	—	350,000
Payments under term loan facility	(2,612)	—
Payment of debt issuance costs	(1,357)	(12,337)
Retirement of 3.375% exchangeable notes	—	(125,000)
Retirement of 7% senior notes	—	(224,960)
Payments on capital lease obligations	(7,323)	(7,703)
Proceeds from seller financing arrangements	—	428
Payments on seller financing arrangements	(496)	(346)
Proceeds from exercise of stock options	—	434
Net proceeds from termination of common stock call option and warrants	—	1,555
Other financing activities	(294)	(369)

Net cash used in financing activities	(44,082)	(43,298)

Net increase (decrease) in cash	(970)	8,286
Cash and cash equivalents, beginning of period	20,169	17,964

Cash and cash equivalents, end of period	$19,199	$26,250

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     CSK Auto Corporation is a holding company. At November 4, 2007 and for the periods presented in this Quarterly Report, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company,” “we,” “us,” or “our.”
     Auto is a specialty retailer of automotive aftermarket parts and accessories. At November 4, 2007, we operated 1,342 stores in 22 states, with our principal concentration of stores in the Western United States, under the following four brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; Kragen Auto Parts, founded in 1947 and operating primarily in California; and Murray’s Discount Auto Stores, founded in 1972 and operating in the Midwest. During the third quarter of our fiscal year ending February 3, 2008 (“fiscal 2007”), we closed our remaining two value concept retail stores that had operated under the Pay N Save brand name in the Phoenix, Arizona metropolitan area.
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements as of November 4, 2007 and for the thirteen and thirty-nine weeks ended November 4, 2007 and October 29, 2006 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by GAAP for audited financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of our financial position and the results of our operations. The results of operations for the thirty-nine weeks ended November 4, 2007 are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 4, 2007 (“fiscal 2006”) as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 9, 2007, as amended by the filing of a Form 10-K/A on August 15, 2007 (as so amended, the “2006 10-K”).
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB authorized its staff to draft a proposed FASB Staff Position that would partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities that are disclosed at fair value. Recognition and disclosure requirements would not be deferred for annually remeasured nonfinancial assets and liabilities or for financial assets and liabilities. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.
     On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes how an acquiring company recognizes and measures acquired assets, liabilities, goodwill and minority interest. It also defines how an acquirer should account for a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company will be required to apply the provisions of SFAS No. 141(R) to any future business combinations consummated after its effective date.
Note 3 — Inventories
     Inventories are valued at the lower of cost or market, cost being determined utilizing the First-in, First-Out (“FIFO”) method. At each balance sheet date, we adjust our inventory carrying balances by an allowance for inventory shrinkage that has occurred since the most recent physical inventory and an allowance for inventory obsolescence, each of which is discussed in greater detail below.
•	We reduce the FIFO carrying value of our inventory for estimated loss due to shrinkage since the most recent physical inventory. Shrinkage estimates for each store are determined by dividing the shrinkage loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. The percentage for each store is multiplied by the sales for that store since the last physical inventory through current period end. Our shrinkage expense for the thirteen and thirty-nine weeks ended November 4, 2007 was approximately $8.1 million and $21.8 million, respectively, and approximately $7.9 million and $24.9 million for the thirteen and thirty-nine weeks ended October 29, 2006, respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses may be higher or lower than expected.

•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. On a quarterly basis, we assess whether we expect to sell any significant amount of inventory below cost and, if so, we estimate and record an allowance.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     At each balance sheet reporting date, we adjust our inventory carrying balances by the capitalization of certain operating and overhead administrative costs associated with purchasing and handling of inventory, estimates of vendor allowances that remain in ending inventory and allowances for inventory shrinkage and obsolescence. The components of ending inventory are as follows (in thousands):

	November 4,	February 4,
	2007	2007
FIFO Cost	$584,018	$562,405
Administrative and overhead costs	30,790	28,725
Vendor allowances	(64,309)	(69,469)
Shrinkage	(19,229)	(18,116)
Obsolescence	(1,843)	(758)

Net inventory	$529,427	$502,787

Note 4 — Property and Equipment
     Property and equipment are comprised of the following (in thousands):

	November 4,	February 4,
	2007	2007	Estimated Useful life
Land	$348	$348
Buildings	16,771	15,251	15 – 25 years
Leasehold improvements	164,632	159,070	Shorter of lease term or useful life
Furniture, fixtures and equipment	178,399	168,845	3 – 10 years
Property under capital leases	84,799	97,974	5 – 15 years or life of lease
Purchased software	12,572	10,829	5 years

	457,521	452,317

Less: accumulated depreciation and amortization	(291,705)	(277,908)

Property and equipment, net	$165,816	$174,409

     Accumulated amortization of property under capital leases totaled $66.3 million and $73.1 million at November 4, 2007 and February 4, 2007, respectively.
     We evaluate the carrying value of long-lived assets on an annual basis at year end to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life. An impairment analysis of specific assets is performed on an interim basis if impairment indicators are present. See Note 10 — Employee Severance and Store Asset Impairment Charges.
Note 5 — Store Closing Costs
     On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. As a result of past acquisitions, we have closed numerous stores due to overlap with previously existing store locations. If a store location does not meet our required performance criteria, it is considered for closure even if we are contractually committed for future rental costs.
     We account for the costs of closed stores in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, the fair value of future costs of operating lease commitments for a closed store are recorded as a liability at the date we cease operating the store. Fair value of the liability is the present value of future cash flows discounted by a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities and is calculated by using the same credit-adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenses in the accompanying financial statements.
     The allowance for store closing costs is included in accrued expenses and other long-term liabilities in our accompanying financial statements and represents the discounted value of the following future net cash outflows related to closed stores: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated sublease income); (2) lease commissions associated with obtaining store subleases; and (3) contractual expenses associated with any vacancy periods. Certain operating expenses, such as utilities and repairs, are expensed as incurred. No provision is made for employee termination costs.
     As of November 4, 2007, 153 locations were included in the allowance for store closing costs, consisting of 100 store locations and 53 service centers. Of the store locations, 11 locations were vacant and 89 locations were subleased. Of the service centers, 3 were vacant and 50 were subleased. Rent expense will be incurred through the expiration of the non-cancelable leases.
     Activity in the allowance for store closing costs and the related payments for the thirty-nine weeks ended November 4, 2007 and October 29, 2006 are as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 4,	October 29,
	2007	2006
Balance, beginning of year	$4,911	$7,033

Store closing costs:
Provision for store closing costs	1,328	174
Other revisions in estimates	(455)	(110)
Accretion	177	226
Operating expenses and other	703	755

Total store closing costs	1,753	1,045

Payments:
Rent expense, net of sublease recoveries	(1,410)	(1,819)
Occupancy and other expenses	(1,027)	(707)
Sublease commissions and buyouts	(1,062)	(198)

Total payments	(3,499)	(2,724)

Ending balance	$3,165	$5,354

     We expect net cash outflows for closed store locations of approximately $0.5 million during the fourth quarter of fiscal 2007. Both the current and future cash outflows are expected to be funded from normal operating cash flows. We closed 19 stores during the thirty-nine weeks ended November 4, 2007 (including 4 relocated stores). Included in the 19 closures were 5 Pay N Save stores that had remaining lease terms ranging from approximately one to three years. We anticipate that we will close or relocate approximately 10 stores during the fourth quarter of fiscal 2007. Substantially all of these closures and relocations will occur near the end of the lease terms, resulting in minimal closed store costs. See Note 10 — Employee Severance and Store Asset Impairment Charges for a discussion of anticipated fiscal 2008 store closures.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Long-Term Debt
Overview
     Outstanding debt, excluding capital leases, is as follows (in thousands):

	November 4,	February 4,
	2007	2007
Term loan facility	$346,513	$349,125
Senior credit facility	20,000	52,000
6 3/4% senior exchangeable notes (1)	94,228	93,061
Seller financing arrangements	14,303	13,279

Total debt	475,044	507,465
Less: Current portion of term loan facility	3,452	3,478
Senior credit facility (2)	20,000	52,000
Current maturities of seller financing arrangements	610	620

Total debt (non-current)	$450,982	$451,367

(1)	Carrying balance reduced by discount of $5.8 million and $6.9 million at November 4, 2007 and February 4, 2007, respectively, in accordance with EITF No. 06-6.

(2)	This portion of the revolving line of credit represents the expected paydown in the following 12-month period.
Term Loan Facility
     In the second quarter of fiscal 2006, Auto entered into a $350.0 million term loan facility (“Term Loan Facility”). The loans under the Term Loan Facility (“Term Loans”) bear interest at a base rate or the LIBOR rate, plus a margin that fluctuates depending upon the rating of the Term Loans. At November 4, 2007, loans under the Term Loan Facility bore interest at 8.875%. The Term Loans are guaranteed by the Company and CSKAUTO.COM, Inc., a wholly owned subsidiary of Auto. The Term Loans are secured by a second lien security interest in certain assets, primarily inventory and receivables, of Auto and the guarantors and by a first lien security interest in substantially all of their other assets. The Term Loans call for repayment in consecutive quarterly installments, which began on December 31, 2006, in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable in full on the sixth anniversary of the closing date, June 30, 2012. Costs associated with the Term Loan Facility were approximately $10.7 million and are being amortized over the six-year term of the facility.
     On October 10, 2007, the Company entered into the third amendment to the Term Loan Facility. An amendment fee of approximately $0.9 million was paid in connection with this amendment and is being amortized over the remaining term of the Facility. The amendment increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest by either 0.25% or 0.50% and changed the basis for determining the spread amount from the rating of the Term Loans to the Company’s corporate rating. Based on the Company’s corporate rating at the time of the amendment, the interest rate on funds borrowed under the Term Loan Facility increased by 0.50% as a result of the amendment. The amendment also altered certain covenant provisions. See “Debt Covenants” below. On December 18, 2007, the Company entered into a fourth amendment to the Term Loan Facility that raised the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest. Based on the Company’s corporate rating at the time of the amendment, the interest rate on funds borrowed under the Facility increased by 1.25% as a result of the amendment. The amendment also modified the minimum fixed charge coverage ratios and the maximum leverage ratios contained in the Facility for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008 and made other changes. See Note 12 — Subsequent Events.
     The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year, transactions with affiliates, lines of business, and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. Under the maximum leverage covenant (total debt to EBITDA) contained in the Term Loan Facility, as amended on October 10, 2007 to increase the maximum leverage ratios permitted under the Facility, at November 4, 2007, the Company would have only been permitted to have $9.0 million of additional debt outstanding, regardless of which facility such debt was borrowed under. See “Debt Covenants” below. The maximum leverage covenant in the Term Loan Facility was amended by the December 18, 2007 fourth amendment referred to above. See Note 12 — Subsequent Events.
Senior Credit Facility — Revolving Line of Credit
     At November 4, 2007 and February 4, 2007, Auto had a $325.0 million senior secured revolving line of credit (“Senior Credit Facility”). Auto is the borrower under the agreement, and it is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). At November 4, 2007, loans under the Senior Credit Facility bore interest at 6.75%. The Senior Credit Facility matures in July 2010.
     During the second quarter of fiscal 2006, we entered into a waiver under the Senior Credit Facility that allowed us until June 13, 2007 to file certain periodic reports with the SEC. In the second quarter of fiscal 2007, we entered into an additional waiver that further extended the filing date for such reports. On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the deadline of the then-current third waiver, dated June 11, 2007, relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements. Upon the filing of the Quarterly Report for the second quarter of fiscal 2007 on October 12, 2007, we had filed all previously delinquent periodic SEC filings, and the waiver of the filing deadlines described above terminated.
     Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and an amount determined by a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at November 4, 2007, Auto could borrow up to $207.7 million in addition to the $20.0 million borrowed under the facility at November 4, 2007 and the $31.2 million of letters of credit outstanding under the facility at that date. However, the maximum leverage covenant of the Term Loan Facility described above limits the total amount of indebtedness the Company can have outstanding and, as of November 4, 2007, would have only permitted approximately $9.0 million of additional borrowings, regardless of which facility they were borrowed under. The maximum leverage covenant in the Term Loan Facility was amended by the December 18, 2007 fourth amendment referred to above. See Note 12 — Subsequent Events.
     At each balance sheet date, we classify as a current liability the balances outstanding under the revolving portion of the Senior Credit Facility we expect to repay during the following 12 months. Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances not applicable during the quarter ended November 4, 2007, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant. However, under the waiver we entered into during fiscal 2006 and under all subsequent waivers, Auto was required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waivers. The filing of the Quarterly Report for the second quarter of fiscal 2007 resulted in the termination of the requirement to maintain the minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers. See “Debt Covenants” below.
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
     EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the 6 3/4% Notes provides for the issuance of common shares to the extent our exchange obligation exceeds the debt principal. The share exchange feature and the embedded put options and call options in the debt instrument meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature and the embedded options have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the 6 3/4% Notes are exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss, as the cash payment of principal reduces the liability equal to the face amount of the 6 3/4% Notes recorded at the time of their issuance. Any accrued interest on the debt will not be paid separately upon an exchange and will be reclassified to equity. Incremental net shares for the 6 3/4% Notes exchange feature were not included in our diluted earnings per share calculation for the thirty-nine weeks ended November 4, 2007, since our average common stock price did not exceed $16.50 per share for this period.
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
     During the second quarter of fiscal 2006, we entered into a supplemental indenture that increased the exchange rate of the 6 3/4% Notes from 49.8473 shares of our common stock per $1,000 principal amount of Notes to 60.6061 shares of our common stock per $1,000 principal amount of Notes. The Company recorded the increase in the fair value of the exchange option as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount was $7.7 million and is being amortized to interest expense following the interest method to the first date the noteholders could require repayment. Total amortization of the debt discount was $0.4 million and $1.2 million for the thirteen and thirty-nine weeks ended November 4, 2007, respectively.
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

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Covenants
     Certain of our debt agreements at November 4, 2007 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness.
     Auto is, under certain circumstances not applicable during the quarter ended November 4, 2007, subject to a minimum Fixed Charge Coverage Ratio under a Senior Credit Facility financial maintenance covenant. However, under the waiver we entered into during the second quarter of fiscal 2006 and under all subsequent waivers, a minimum 1:1 Fixed Charge Coverage Ratio was required until the termination of such waivers. The filing of the Quarterly Report for the second quarter of fiscal 2007 resulted in the termination of the requirement to maintain the minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers. For the trailing twelve months ended November 4, 2007, we would have been in compliance with this ratio had it been applicable. See “Senior Credit Facility – Revolving Line of Credit” above.
     The Term Loan Facility contains certain financial covenants, one of which is the requirement of a minimum fixed charge coverage ratio (as separately defined in the Term Loan Facility). At November 4, 2007, the minimum fixed charge coverage ratio was 1.40:1 until December 31, 2008 and 1.45:1 thereafter. For the trailing twelve months ended November 4, 2007, this ratio was 1.41:1. The December 18, 2007 fourth amendment to the Term Loan Facility amended the minimum fixed charge coverage ratio for the fourth quarter of fiscal 2007 and each of the quarters in fiscal 2008. See Note 12 — Subsequent Events.
     The Term Loan Facility also requires that a leverage ratio test be met. The October 10, 2007 amendment to the Term Loan Facility increased the maximum leverage ratios permitted under the Term Loan Facility for the third and fourth quarters of fiscal 2007 and for the first and second quarters of the fiscal year ending February 1, 2009 (“fiscal 2008”). The amendment increased the maximum leverage ratios as of November 4, 2007 to 4.00:1 for the third and fourth quarters of fiscal 2007 and to 3.85:1 and 3.75:1 for the first and second quarters of fiscal 2008, respectively, while leaving all other ratios unchanged. Our leverage ratio was 3.93:1 as of November 4, 2007. As of November 4, 2007, the leverage ratios were set to decline to 3.50:1 for the third quarter of fiscal 2008, and further decline to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of our fiscal year ending January 31, 2010. The December 18, 2007 fourth amendment to the Term Loan Facility further increased the maximum leverage ratios permitted under the Term Loan Facility for the fourth quarter of fiscal 2007 and each of the quarters in fiscal 2008. See Note 12 — Subsequent Events.
     As a result of amendments contained in the fourth amendment to the Term Loan Facility described in Note 12 — Subsequent Events, based on our current financial forecasts for fiscal 2007 and 2008, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility for fiscal 2007 and the foreseeable future. However, a significant decline in our net sales or gross margin or unanticipated significant increases in operating costs, LIBOR-based interest rates or unanticipated significant increases in cash requirements could limit the effectiveness of discretionary actions management could take to maintain compliance with financial covenants. Although we do not expect such significant declines and increases to occur, if they did occur, we would seek to obtain a covenant waiver or amendment from our lenders or seek a refinancing, all of which we believe are viable options for the Company. However, there can be no assurances a waiver or amendment could be obtained or a refinancing could be achieved.
     A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under our Senior Credit Facility or the Term Loan Facility, the lenders could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of our assets. At November 4, 2007, we were in compliance with the covenants under all our debt agreements.
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
     In accordance with SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over the vesting period. Total stock-based compensation expense included in operating and administrative expenses in the Company’s statement of

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations for the thirteen and thirty-nine weeks ended November 4, 2007 was $1.1 million and $1.7 million, respectively, and $1.2 million and $1.7 million for the thirteen and thirty-nine weeks ended October 29, 2006, respectively. In addition, the Company incurred $1.6 million ($1.0 million net of income tax benefit) of transition expense upon adoption of SFAS No. 123R, which is shown as a cumulative effect of a change in accounting principle for the thirty-nine weeks ended October 29, 2006.
2004 Stock and Incentive Plan
     In June 2004, our stockholders approved the CSK Auto Corporation 2004 Stock and Incentive Plan (the “Plan”), which replaced all of the following previously existing plans: (1) the 1996 Associate Stock Option Plan; (2) the 1996 Executive Stock Option Plan; (3) the 1999 Employee Stock Option Plan; and (4) the CSK Auto Corporation Directors Stock Plan. Approximately 1.9 million options to purchase shares of our common stock granted under these prior plans were still outstanding at the inception of the new Plan. These options can still be exercised by the grantees according to the provisions of the prior plans. Pursuant to the provisions of the Plan, any options cancelled under the prior plans will be added to shares available for issuance under the Plan.
     The Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. As of November 4, 2007, the number of shares as to which options, stock appreciation rights, restricted stock, stock units, incentive bonuses or other stock unit awards may be granted under the Plan was 4.0 million shares of our common stock plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan. The number of shares that can be granted for certain of the items listed above may be restricted per the Plan document. Pursuant to the Plan, in no event will any option be exercisable more than 10 years after the date the option is granted, and options have typically been granted with seven-year terms. The Company has generally granted stock options and restricted stock with three-year vesting periods. However, stock options granted to our directors under the Plan vest in one year and awards under the LTIP vest over four years. As of November 4, 2007, there were approximately 556,000 shares available for grant under the Plan.
     On November 8, 2007, our stockholders approved an amendment to the Plan that increased the number of shares of our common stock available for grant under the Plan by 1.5 million to a total of 5.5 million shares (plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan). This amendment is described in more detail below under Note 12 — Subsequent Events.
Stock Options
     During the thirty-nine weeks ended November 4, 2007, the Company granted 300,000 stock options to Lawrence N. Mondry, our new President and Chief Executive Officer, pursuant to the employment inducement award exemption to the New York Stock Exchange (the “NYSE”) requirement of stockholder approval of equity compensation plans. Additionally, the Company issued 1,117,604 options to various executives and employees pursuant to its annual equity grant under terms of the Plan (including a grant of 144,847 stock options to Mr. Mondry as more fully described in a Form 8-K filed on October 24, 2007). The remaining unrecognized compensation cost related to unvested awards as of November 4, 2007 (net of estimated forfeitures) was $7.4 million, and the weighted-average period of time over which this cost will be recognized is three years. During the thirty-nine weeks ended November 4, 2007, the Company also extended the expiration dates on certain stock options due to expire during a period in which the Company prohibited option exercises due to its delay in filing certain periodic disclosure reports with the SEC. The extension of these expiration dates resulted in approximately $66,000 in operating and administrative expense.
     A summary of the Company’s stock option activity for the thirty-nine weeks ended November 4, 2007 and other information is as follows:

					Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
	Number of	Exercise	Fair	Intrinsic	Options	Exercisable	Intrinsic
	Shares	Price	Value	Value	Exercisable	Price	Value
Balance at February 4, 2007	3,280,521	$14.12
Granted at market price	1,417,604	$12.46	$4.19
Exercised	—	$—
Cancelled	(195,472)	$14.41

Balance at November 4, 2007	4,502,653	$13.59		$510,281	2,514,145	$13.56	$460,000

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock
     The Company has a long-term incentive plan in effect for the Company’s management-level employees under which the Company awards shares of restricted stock that vest equally over a three-year period. Unvested shares are forfeited when an employee ceases employment except for certain circumstances in which vesting is accelerated (e.g., change of control). The remaining unrecognized compensation cost related to unvested awards as of November 4, 2007 was $2.2 million, and the weighted-average period of time over which this cost will be recognized is approximately three years. During the thirty-nine weeks ended November 4, 2007, the Company granted 75,000 shares of restricted stock to Mr. Mondry, pursuant to the employment inducement award exemption to the NYSE requirement of stockholder approval of equity compensation plans. Additionally, in October 2007, the Company made its annual equity grant to eligible employees, as discussed above, which included 137,686 shares of restricted stock to its executive officers.
     A summary of the Company’s restricted stock activity for the thirty-nine weeks ended November 4, 2007 and other information is as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Grant Price	Value
Non-vested at February 4, 2007	128,309	$15.86
Granted	212,686	$13.40
Released	(20,481)	$14.52
Cancelled	(29,522)	$15.75

Non-vested at November 4, 2007	290,992	$14.21	$42,683

Long-Term Incentive Plan
     In fiscal 2005, the Compensation Committee of our Board of Directors adopted the CSK Auto Corporation LTIP. The LTIP was established within the framework of the Plan, pursuant to which cash-based incentive bonus awards may be granted to senior executive officers based upon the satisfaction of specified performance criteria. The Compensation Committee also approved and adopted forms of Incentive Bonus Unit Award Agreements used to evidence the awards under the LTIP. Under the terms of the LTIP, participants were awarded incentive units that are subject to stock performance criteria and a four-year vesting period (25% per year, with the first vesting period ending in fiscal 2007). Subject to specific terms and conditions governing a change in control of the Company, each incentive bonus unit, when vested, represents the participant’s right to receive a cash payment from the Company on specified payment dates equal to the amounts, if any, by which the average of the per share closing prices of the Company’s common stock on the New York Stock Exchange over a specified period of time (after release by the Company of its fiscal year earnings) (the “measuring period”) exceeds $20 per share (which is subject to certain adjustments in the event of a change in the Company’s capitalization).
     For accounting purposes, the awards granted under the LTIP are considered to be service-based, cash-settled stock appreciation rights (“SARs”). The awards are classified as liabilities, as the LTIP requires the units to be paid in cash. The Company does not have the option to pay the participant in any other form. While the amount of cash, if any, that will ultimately be received by the participant is not known until the end of the measuring period, the only condition that determines whether the award is vested is whether the employee is still employed by the Company (i.e., completes the required service) at the payment date. Since the amount of cash to be received by the participant is indeterminate at the grant date, SARs are subject to variable plan accounting treatment prior to adoption of SFAS No. 123R whereby the intrinsic value of the award is recognized each period (multiplied by the related percentage of service rendered). FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) requires that the compensation cost for such awards be recognized over the service period for each separately vesting tranche of award as though the award were, in substance, multiple awards.
     The LTIP units are classified as liability awards under SFAS No. 123R, and as such, must be measured at fair value at the grant date and recognized as compensation cost over the service period in accordance with FIN 28. The modified prospective transition rules under SFAS No. 123R require that for an outstanding instrument that was previously classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, the Company recorded $1.0 million, net of $0.6 million income tax benefit, as a cumulative effect of a change in accounting principle for the LTIP fair value liability under SFAS No. 123R upon adoption. For the thirteen and thirty-nine weeks ended November 4, 2007, the Company reduced the liability for the LTIP units by $0.1 million and $1.5 million, respectively, as a result of the decrease in market price based on the decline in the Company’s stock price when compared to the second quarter and year end, respectively. For the thirteen and thirty-nine weeks ended October 29, 2006, total share-based compensation expense related to the LTIP units included in operating and administrative expense in the accompanying consolidated statements of operations was approximately $0.9 million and $0.1 million, respectively. At November 4, 2007, the Company had recorded a liability of approximately $0.5 million and had approximately $0.1 million of

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unrecognized compensation cost related to LTIP units. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.
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
     The Company adopted the provisions of FIN 48 on February 5, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $5.4 million. The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods was approximately $3.1 million as of the date of adoption.
     The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Since the date of adoption, the Company has not accrued any interest or penalties since sufficient net operating losses exist to offset any potential liability.
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
Note 9 — Earnings per Share
     Calculation of the numerator and denominator used in computing per share amounts is summarized as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 4,	October 29,	November 4,	October 29,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income (loss)	$(5,823)	$3,158	$1,146	$7,532

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	43,962	43,867	43,956	43,855

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	43,962	43,867	43,956	43,855
Effect of dilutive securities	—	183	472	210

Weighted average shares outstanding (diluted)	43,962	44,050	44,428	44,065

Shares excluded as a result of anti-dilution:
Stock options and restricted stock	3,160	2,137	1,613	2,162
     Incremental net shares for the exchange feature of the $100.0 million of 6 3/4% Notes will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $16.50 per share.
Note 10 — Employee Severance and Store Asset Impairment Charges
     On September 5, 2007, we announced that under the leadership of our new President and Chief Executive Officer, we had commenced a comprehensive strategic review of the Company aimed at improving our profitability and restoring top line growth. As

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
part of the initial strategic planning process, we also announced that new store openings in fiscal 2007 would be reduced to approximately 48 from the previously announced 64, that we anticipated closing approximately 40 stores during fiscal 2008 and that we were eliminating approximately 160 non-sales positions, primarily in the corporate and field administration areas. The store closure and staff reduction initiatives are part of a series of initiatives expected to reduce expenses.
     The personnel reductions were completed in the third quarter of fiscal 2007. During the thirteen weeks ended November 4, 2007, the Company has incurred $0.9 million in severance costs related to the strategic plan personnel reductions. As of November 4, 2007, the remaining liability for employee severance costs was approximately $0.2 million and is expected to be paid during the fourth quarter of fiscal 2007.
     During the third quarter of fiscal 2007, as a result of the decision to close approximately 40 stores in fiscal 2008, the Company performed an asset impairment review in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, for the identified closing stores. The analysis resulted in the Company recording a non-cash impairment charge of $1.2 million during the third quarter of 2007 for leasehold assets and store fixtures that will be sold or otherwise disposed of significantly before the end of their originally estimated useful lives. The impairment charge is included in operating and administrative expenses in the accompanying consolidated statement of operations.
     All store locations currently planned for closure are leased, and substantially all of these closures are expected to occur near the end of a noncancellable lease term, resulting in minimal closed store costs. The costs of any remaining operating lease commitments will be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and as such will be expensed at the fair value at the date we cease operating the store.
Note 11 — Legal Matters
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
     The Audit Committee-led investigation and restatement process and subsequent completion of our delinquent fiscal 2006 SEC filings, our response to the related governmental investigations and the defense of the shareholder class action and derivative lawsuits resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006 and approximately $10.6 million in the first three quarters of fiscal 2007.
Securities Class Action Litigation
     On June 9 and 20, 2006, two shareholder class actions alleging violations of the federal securities laws were filed in the United States District Court for the District of Arizona against the Company and four of its former officers: Maynard Jenkins (who also was a director), James Riley, Martin Fraser and Don Watson. The cases are entitled Communication Workers of America Plan for Employees Pensions and Death Benefits v. CSK Auto Corporation, et al., No. CV-06-1503 PHX DGC (“Communication Workers”) and Wilfred Fortier v. CSK Auto Corporation, et al., No. CV-06-1580 PHX DGC. The cases were consolidated on September 18, 2006 with Communication Workers as the lead case. The consolidated actions have been brought on behalf of a putative class of purchasers of CSK Auto Corporation stock between March 20, 2003 and April 13, 2006, inclusive. Plaintiffs filed an Amended Consolidated Complaint on November 30, 2006. Plaintiffs voluntarily dismissed James Riley by not naming him as a defendant in the Amended Consolidated Complaint. The Company and Messrs. Jenkins, Fraser and Watson (collectively referred to as the “Defendants”) filed motions to dismiss the Amended Consolidated Complaint, which the court granted on March 28, 2007. The court allowed plaintiffs leave to amend their complaint, and they filed their Second Amended Consolidated Complaint on May 25, 2007. The Second Amended Consolidated Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Second Amended Consolidated Complaint alleges that Defendants issued false statements before and during the putative class period about the Company’s income, earnings and internal controls, allegedly causing the Company’s stock to trade at artificially inflated prices during the putative class period. It seeks an unspecified amount of damages. Defendants filed motions to dismiss the Second Amended Consolidated Complaint on July 13, 2007. On September 27, 2007, the court issued an order granting the motion to dismiss of Mr. Fraser with prejudice and denying the motions to dismiss of the Company and Messrs. Jenkins and Watson. The court has bifurcated discovery, with discovery related to whether a class should be certified proceeding first and concluding on December 21, 2008. Merits discovery is scheduled to commence on January 7, 2008 and must be completed by July 3, 2008. A trial, if necessary, is scheduled to begin in March 2009. This litigation is in its early stages, and we cannot predict its outcome; however, it is reasonably possible that the outcome could have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Shareholder Derivative Litigation
     On July 31, 2006, a shareholder derivative suit was filed in the United States District Court for the District of Arizona against certain of CSK’s former officers and certain current and former directors. The Company was a nominal defendant. On June 11, 2007, plaintiff filed a Second Amended Complaint alleging claims under Section 304 of the Sarbanes-Oxley Act of 2002 and for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Second Amended Complaint sought, purportedly on behalf of the Company, damages, restitution, and equitable and injunctive relief. On June 22, 2007, the Company filed a motion to dismiss the Second Amended Complaint for failure to plead demand futility adequately or, in the alternative, to stay the case until the shareholder class action litigation is resolved. The individual defendants joined in the Company’s motion. On August 24, 2007, the court granted the Company’s motion to dismiss the suit based on plaintiff’s failure to adequately plead demand futility. The court entered a judgment in defendants’ favor on October 22, 2007. Plaintiff did not file a notice of appeal in the 30 days allowed for doing so.
Governmental Investigations
     The SEC is conducting an investigation related to certain historical accounting practices of the Company. On November 27, 2006, the SEC served a subpoena on the Company seeking the production of documents from the period January 1, 1997 to the date of the subpoena related primarily to the types of matters identified in the Audit Committee-led investigation, including internal controls and accounting for inventories and vendor allowances. On December 5, 2006, the SEC also served document subpoenas on Messrs. Jenkins, Fraser and Watson. Since that time, the SEC has served subpoenas for documents and testimony on, and requested testimony from, current and former employees, officers, directors and other parties it believes may have information relevant to the investigation.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation. In addition, the U.S. Attorney’s office in Phoenix and the Department of Justice in Washington, D.C. have indicated that they have opened an investigation related to these historical accounting practices. At this time, we cannot predict when these investigations will be completed or what their outcomes will be.
  Other Litigation and Proceedings
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
     During the thirteen weeks ended November 4, 2007, we accrued approximately $1.5 million for the estimated costs of settling various regulatory compliance matters relating to operating practices. We do not believe these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Note 12 – Subsequent Events
     At our combined 2006 and 2007 Annual Meeting of Stockholders on November 8, 2007, our stockholders approved an amendment of the Company’s 2004 Stock and Incentive Plan to increase the number of shares available for issuance under the Plan from 4.0 million shares to 5.5 million shares (plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan). In addition, the Plan was amended to limit the ability under the Plan to reuse certain shares that are retained by the Company or delivered to the Company in payment or satisfaction of the purchase price or tax withholding obligation of an award. The amendment also provided that shares may not again be made available for issuance under the Plan if the shares were subject to but were not issued upon the net settlement or net exercise of a stock-settled stock appreciation right or were repurchased on the open market with the proceeds of an option exercise. The amendment did not limit the Company’s ability to reuse shares subject to forfeited or terminated equity awards under the Plan.
     On December 12, 2007, the Company announced it was seeking an amendment to its Term Loan Facility in order to minimize the possibility that Auto would be unable to comply with the Term Loan Facility’s fixed charge coverage and leverage ratio covenants for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008. On December 18, 2007, the Company entered into a fourth amendment to the Term Loan Facility. The amendment decreased the minimum fixed charge coverage ratio from 1.40:1 to 1.25:1 for the fourth quarter of fiscal 2007, 1.20:1 for the first quarter of fiscal 2008, 1.15:1 for the second quarter of fiscal 2008, and 1.20:1 for the third and fourth quarters of fiscal 2008. The amendment also increased the maximum leverage ratios permitted under the Facility from 4.00:1 to 5.30:1 for the fourth quarter of fiscal 2007, from 3.85:1 to 5.80:1 for the first quarter of fiscal 2008, from 3.75:1 to 6.00:1 for the second quarter of fiscal 2008, from 3.50:1 to 5.75:1 for the third quarter of fiscal 2008, and from 3.25:1 to 4.50:1 for the fourth quarter of fiscal 2008.
     The amendment also increased the spreads used to calculate the rate at which funds borrowed under the Facility accrue interest to 5.00%, 6.00% or 7.00%, in the case of loans bearing interest based on the LIBOR rate, and 4.00%, 5.00% or 6.00%, in the case of loans bearing interest at a base rate, in each case depending on the Company’s then-current corporate ratings. At December 18, 2007, the applicable interest rate under the Facility became LIBOR plus 5%. An amendment fee of approximately $3.5 million was paid in connection with this amendment.
     In addition to the covenant and interest rate changes described above, the fourth amendment added a prepayment penalty with respect to optional prepayments and mandatory prepayments required in connection with debt and equity issuances, asset sales and recovery events, equal to 1% of any loans under the Facility that are prepaid prior to the second anniversary of the fourth amendment. The amendment also added the option, the availability of which depends on the Company’s then-current corporate ratings, to pay in kind 50 basis points per annum or 100 basis points per annum, depending on the Company’s then-current corporate ratings, of any interest accruing on and after January 8, 2008 by adding such amount to the principal of the loans under the Facility as of the interest payment date on which such interest payment is due. The amendment also added a limitation on capital expenditures by the Company of $25 million for each of fiscal 2008 and the fiscal year ending January 31, 2010 (“fiscal 2009”), provided that any portion of such amount not expended in fiscal 2008 may be carried over for expenditure during the first two quarters of fiscal 2009.
     In the fourth quarter of fiscal 2007, the Company will determine whether the fourth amendment to the Term Loan Facility qualifies as an extinguishment of debt or a modification in accordance with EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). As required by EITF 96-19, the Company’s determination will consider all modifications made to the Term Loan Facility within the last year as previous modifications were not the same as an extinguishment under EITF 96-19. In addition, the Company’s determination will be performed on a lender by lender basis for the Term Loan Facility syndicate. At November 4, 2007, the Company had $10 million capitalized as unamortized deferred financing costs. If the Company concludes that this amendment is the same as an extinguishment of debt, the debt balance would be recorded at fair value and all or a portion of the debt issuance costs capitalized under previous agreements in addition to the current costs described above would be recorded as a loss on extinguishment of debt in the fourth quarter of 2007.

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
     In the following discussion, we refer to our current fiscal year ending February 3, 2008 as “fiscal 2007” and the prior fiscal year ended February 4, 2007 as “fiscal 2006.” We refer to the thirteen-week periods ended on November 4, 2007 and October 29, 2006 as the “third quarter” and the “thirteen weeks” of those respective fiscal years, and the thirty-nine week periods ended on November 4, 2007 and October 29, 2006 as the “first three quarters” and the “thirty-nine weeks” of those respective fiscal years.
General
     CSK Auto Corporation (“CSK”) is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers of such products in the entire country, based, in each case, on store count. As of November 4, 2007, through our wholly owned subsidiary CSK Auto, Inc., we operated 1,342 stores in 22 states under one fully integrated operating format and the following four brand names (referred to collectively as “CSK stores”):
•	Checker Auto Parts, founded in 1969, with 480 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 223 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 506 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 133 stores in the Midwest.
     We previously operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area. As a part of our continuing review of store results, we closed the remaining two Pay N Save stores during the third quarter of fiscal 2007. We concluded that the sales performance of the Pay N Save stores was unsatisfactory and believed that acceptable performance would not be achievable without significant additional investment to increase the store count.
     During the third quarter of fiscal 2007, we opened 10 CSK stores, relocated 1 CSK store and closed 5 CSK stores (including the 1 relocated store), resulting in 6 net new stores. During the first three quarters of fiscal 2007, we opened 25 CSK stores, relocated 4 CSK stores and closed 19 CSK stores (including the 4 relocated stores), resulting in 10 net new stores.
Recent Developments
     New Executive Vice President of Finance and Chief Financial Officer — On November 5, 2007, we announced that James D. Constantine would be joining the Company as our Executive Vice President of Finance and Chief Financial Officer. Mr. Constantine commenced employment with the Company on November 14, 2007. We announced on June 8, 2007 that our then Senior Vice President and Chief Financial Officer since October 2005 had accepted another position in his home state of Ohio. Since his departure, Steven L. Korby, a partner with Tatum, LLC, who had been serving as a consultant to the Company since July 2006, served as our interim Chief Financial Officer.
     New Senior Vice President of Finance and Controller — On September 20, 2007, we announced that Michael D. Bryk would be joining the Company as our Senior Vice President of Finance and Controller. Mr. Bryk also serves as our principal accounting officer. Mr. Bryk commenced employment with the Company on October 8, 2007.
     Appointment of New President and Chief Executive Officer; Appointment of New Board Chairman — On June 8, 2007, we announced the selection of Lawrence N. Mondry as our new President and Chief Executive Officer to succeed our current Chief Executive Officer and Chairman of the Board, Maynard Jenkins, who had previously announced his intent to retire. On August 15, 2007, having completed the filing of our remaining SEC filings for fiscal 2006, we announced Mr. Jenkins’ retirement and concurrent resignation from the Company’s Board of Directors, and Mr. Mondry’s appointment to the President and Chief Executive Officer positions and election to the Board of Directors. Also on August 15, 2007, we announced that the Board appointed our lead director, Charles K. Marquis, as our non-executive Chairman of the Board.
     New Executive Vice President — Merchandising — On November 17, 2007, we announced that Brian K. Woods had rejoined the Company as Executive Vice President — Merchandising after a brief leave of absence to attend to family matters.

     Strategic Review of Business; Store Closures — On September 5, 2007, we announced that under the leadership of our new President and Chief Executive Officer, we had commenced a comprehensive strategic review of the Company aimed at improving our profitability and restoring top line growth. As part of the initial strategic planning process, we announced that new store openings in fiscal 2007 would be reduced to approximately 48 from the previously announced 64, that we anticipate closing approximately 40 stores during the fiscal year ending February 1, 2009 (“fiscal 2008”) and that we were eliminating approximately 160 non-sales positions, primarily in the corporate and field administration areas. The store closure and staff reduction initiatives are part of a series of initiatives expected to reduce expenses by an annualized $34.0 million before taxes in fiscal 2008. These amounts are net of any severance and relocation costs or other anticipated or known costs required to achieve the savings, except for store closing costs, which are discussed below.
     The personnel reductions were completed in the third quarter of fiscal 2007. During the thirteen weeks ended November 4, 2007, the Company incurred $0.9 million in severance costs related to the strategic plan personnel reductions. As of November 4, 2007, the remaining liability for employee severance costs was approximately $0.2 million, which is expected to be paid during the fourth quarter of fiscal 2007.
     During the third quarter of fiscal 2007, as a result of the decision to close approximately 40 stores in fiscal 2008, the Company performed an asset impairment review in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, for the identified closing stores. The analysis resulted in the Company recording a non-cash impairment charge of $1.2 million during the third quarter of 2007 for leasehold assets and store fixtures that will be sold or otherwise disposed of significantly before the end of their originally estimated useful lives. The impairment charge is included in operating and administrative expenses in the accompanying consolidated statement of operations.
     All store locations currently planned for closure are leased, and substantially all of these closures are expected to occur near the end of a noncancellable lease term, resulting in minimal closed store costs. These closures have commenced and we anticipate that they will be completed prior to fiscal year end 2008. The costs of any remaining operating lease commitments will be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and as such will be expensed at the fair value at the date we cease operating the store.
     We also announced that in order to focus our attention on improving existing operations and on new store locations with the greatest potential for success, we are currently contemplating only opening approximately 14 new stores in fiscal 2008.
     Management is also developing initiatives intended to increase sales and profitability over time; however, effective implementation of these initiatives will require cost reductions and incremental investment in the business to fund operational improvements. In addition, management believes that it would be desirable to reduce the Company’s current debt level. Therefore, we are in the process of developing strategies to raise new capital for the business and reduce our debt burden, and we have engaged JPMorgan to assist us in these efforts. Our engagement of JPMorgan also encompasses acting as our advisor in connection with any divestiture of assets, sale or merger transaction, or other capital markets or business combination transaction. To assist us in creating and preserving enterprise value, we have also engaged Alverez & Marsal, a financial advisory services firm, to assess and advise us as to alternatives relating to our underlying cost structure and cost reduction initiatives, business plan development, financial projections and identification and disposal of non-strategic assets.
     Combined 2006/2007 Annual Meeting — We were not able to timely hold our 2006 and 2007 annual stockholders’ meetings due to our restatement process relative to our earlier financial statements and our inability to timely file our 2005 10-K and timely file successive periodic reports with the SEC pending completion of those efforts. Having become current in the filing of all of our periodic reports with the SEC in the third quarter of fiscal 2007, we held a combined 2006/2007 annual stockholders’ meeting on November 8, 2007.
     Term Loan Facility Amendment — On December 12, 2007, the Company announced it was seeking an amendment to its Term Loan Facility in order to minimize the possibility that Auto would be unable to comply with the Term Loan Facility’s fixed charge coverage and leverage ratio covenants for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008. On December 18, 2007, the Company entered into a fourth amendment to the Term Loan Facility. The amendment decreased the minimum fixed charge coverage ratio from 1.40:1 to 1.25:1 for the fourth quarter of fiscal 2007, 1.20:1 for the first quarter of fiscal 2008, 1.15:1 for the second quarter of fiscal 2008, and 1.20:1 for the third and fourth quarters of fiscal 2008. The amendment also increased the maximum leverage ratios permitted under the Facility from 4.00:1 to 5.30:1 for the fourth quarter of fiscal 2007, from 3.85:1 to 5.80:1 for the first quarter of fiscal 2008, from 3.75:1 to 6.00:1 for the second quarter of fiscal 2008, from 3.50:1 to 5.75:1 for the third quarter of fiscal 2008, and from 3.25:1 to 4.50:1 for the fourth quarter of fiscal 2008.
     The amendment also increased the spreads used to calculate the rate at which funds borrowed under the Facility accrue interest to 5.00%, 6.00% or 7.00%, in the case of loans bearing interest based on the LIBOR rate, and 4.00%, 5.00% or 6.00%, in the case of loans bearing interest at a base rate, in each case depending on the Company’s then current corporate ratings. At December 18, 2007, the applicable interest rate under the Facility became LIBOR plus 5%. An amendment fee of approximately $3.5 million was paid in connection with this amendment.
     In addition to the covenant and interest rate changes described above, the fourth amendment added a prepayment penalty with respect to optional prepayments and mandatory prepayments required in connection with debt and equity issuances, asset sales and recovery events equal to 1% of any loans under the Facility that are prepaid prior to the second anniversary of the fourth amendment. The amendment also added the option, the availability of which depends on the Company’s then-current corporate ratings, to pay in kind 50 basis points per annum or 100 basis points per annum, depending on the Company’s then-current corporate ratings, of any interest accruing on and after January 8, 2008 by adding such amount to the principal of the loans under the Facility as of the interest payment date on which such interest payment is due. The amendment also added a limitation on capital expenditures by the Company of $25 million for each of fiscal 2008 and the fiscal year ending January 31, 2010 (“fiscal 2009”), provided that any portion of such amount not expended in fiscal 2008 may be carried over for expenditure during the first two quarters of fiscal 2009.
Results of Operations
     The following discussion summarizes the significant factors affecting operating results for the thirteen and thirty-nine weeks ended November 4, 2007 and October 29, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report as well as our Annual Report on Form 10-K for fiscal 2006, as amended (the “2006 10-K”).

     The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 4,	October 29,	November 4,	October 29,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.5%	53.0%	53.3%	53.0%

Gross profit	45.5%	47.0%	46.7%	47.0%
Other costs and expenses:
Operating and administrative	44.0%	41.6%	42.9%	40.6%
Investigation and restatement costs	0.5%	1.4%	0.7%	1.6%
Store closing costs	0.1%	0.1%	0.1%	0.1%

Operating profit	0.9%	3.9%	3.0%	4.7%
Interest expense	2.8%	2.8%	2.8%	2.4%
Loss on debt retirement	0.0%	0.0%	0.0%	1.4%

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1.9)%	1.1%	0.2%	0.9%
Income tax expense (benefit)	(0.7)%	0.5%	0.1%	0.4%

Income (loss) before cumulative effect of change in accounting principle	(1.2)%	0.6%	0.1%	0.5%
Cumulative effect of change in accounting principle, net of tax	0.0%	0.0%	0.0%	0.1%

Net income (loss)	(1.2)%	0.6%	0.1%	0.4%

Thirteen Weeks Ended November 4, 2007 Compared to Thirteen Weeks Ended October 29, 2006
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
     Net sales for the third quarter of fiscal 2007 decreased 2.4%, or $11.7 million, compared to the third quarter of fiscal 2006. Net sales were $471.4 million in the third quarter of fiscal 2007 compared to $483.1 million in the third quarter of fiscal 2006. The decrease in net sales was primarily due to decreased same store sales, partially offset by sales from 30 net new stores added from October 29, 2006 through November 4, 2007. Total same store sales declined by 3.0%. Same store retail sales, which make up the majority of our sales, declined 4.8%, compared to a 2.8% decline in the comparable period of fiscal 2006. Same store commercial sales increased 5.4%, compared to a 9% increase in the third quarter of fiscal 2006. The decline in total same store sales was due to a decline in transaction count (measured by the number of in-store transactions), which was partially offset by an increase in the average transaction size (measured by dollars spent per sale). The Company believes that same store sales during this period were adversely affected by new store openings—both of the Company’s stores and our competitors’ stores, and by the deterioration in general economic conditions.
     Gross profit consists primarily of net sales less the cost of merchandise and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors, and fluctuations in merchandise costs and vendor programs. Gross profit for the third quarter of fiscal 2007 decreased 5.4%, or $12.3 million, compared to the third quarter of fiscal 2006. Gross profit was $214.6 million, or 45.5% of sales, for the third quarter of fiscal 2007, as compared to $226.9 million, or 47.0% of sales, for the third quarter of fiscal 2006. The decrease in gross profit dollars was the result of the decline in sales, as well as a decline in our gross profit percentage. The decrease in the gross profit percentage was caused by a number of factors, including sales mix and a higher level of clearance activity for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, as well as an increase in commercial sales, which carry lower gross profit percentages than retail sales.
     Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, which include salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses. Operating and administrative expenses were

$207.4 million, or 44.0% of net sales, in the third quarter of fiscal 2007, compared to $201.1 million, or 41.6% of net sales, in the third quarter of fiscal 2006. Operating and administrative expenses increased $6.3 million primarily as a result of expenses associated with the 30 net new stores added from October 29, 2006 through November 4, 2007, as well as $1.4 million in fees for accounting contractors and auditing services, $1.5 million of accruals for estimated costs of settling various regulatory compliance matters, and the asset impairment charge of $1.2 million and severance costs of $0.9 million resulting from the strategic plan initiated in the third quarter of fiscal 2007 discussed in “Recent Developments” above. These increases in operating and administrative expenses exceeded certain cost reductions we experienced from the personnel reductions and other initiatives discussed above.
     The Audit Committee-led investigation and restatement process and subsequent completion of our delinquent fiscal 2006 SEC filings, our response to the related governmental investigations and the defense of the shareholder class action and derivative lawsuits described in Note 10 – Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report resulted in legal and audit expenses of $2.3 million in the third quarter of fiscal 2007 compared to $6.7 million of legal, accounting consultant and audit expenses incurred in the third quarter of fiscal 2006.
     Interest expense for the third quarter of fiscal 2007 was $13.2 million, compared to $13.3 million for the third quarter of fiscal 2006. Our weighted average interest rate for the third quarter of fiscal 2007 increased to approximately 8.9% as compared to approximately 8.8% for the comparable period of fiscal 2006. Interest expense was essentially flat despite the increase in the weighted average interest rate during the third quarter of fiscal 2007 due to the paydown of $36.5 million of our Senior Credit Facility during the third quarter of fiscal 2007.
     The income tax benefit for the third quarter of fiscal 2007 was $3.1 million, compared to income tax expense of $2.2 million for the same period in 2006. Our effective tax rate was 34.7% in the third quarter of 2007 compared to 40.8% for the third quarter of 2006. The income tax benefit for the third quarter of fiscal 2007 is net of a $0.4 million return to provision adjustment resulting from the preparation of our 2006 income tax returns and amendment of prior income tax returns to reflect the impact of the our recent restatement.
     During the third quarter of fiscal 2007, we had a net loss of $5.8 million, or a net loss of $0.13 per diluted common share, compared to net income of $3.2 million, or $0.07 per diluted common share, for the third quarter of fiscal 2006.
Thirty-Nine Weeks Ended November 4, 2007 Compared to Thirty-Nine Weeks Ended October 29, 2006
     Net sales for the first three quarters of fiscal 2007 decreased 0.8%, or $10.9 million, compared to the first three quarters of fiscal 2006. Net sales were $1,424.6 million in the first three quarters of fiscal 2007 compared to $1,435.6 million in the first three quarters of fiscal 2006. The decrease in net sales was primarily due to a decrease in same store sales, partially offset by sales from the 30 net new stores added from October 29, 2006 through November 4, 2007. The decrease in net sales that the Company experienced in the third quarter of fiscal 2007 was the primary contributor to the thirty-nine week decrease in net sales. Total same store sales declined by 2.4%. Same store retail sales, which make up the majority of our sales, declined 4.3%, compared to a 3.6% decline in the comparable period of fiscal 2006. Same store commercial sales increased 6.6%, compared to a 7% increase in the comparable period in fiscal 2006. The decline in total same store sales was due to a decline in transaction count, which was partially offset by an increase in the average transaction size. The Company believes that same store sales during this period were adversely affected by new store openings—both of the Company’s stores and our competitor’s stores, and by the deterioration of general economic conditions.
     Gross profit for the first three quarters of fiscal 2007 decreased 1.3%, or $9.1 million, compared to the first three quarters of fiscal 2006. Gross profit was $665.5 million, or 46.7% of sales, for the first three quarters of fiscal 2007, as compared to $674.6 million, or 47.0% of sales, for the first three quarters of fiscal 2006. The decrease in gross profit dollars was primarily the result of the decline in sales and lower vendor allowances, partially offset by an increase in the amount of purchasing and handling costs capitalized to inventory. The decrease in the gross profit percentage for the first three quarters of fiscal 2007 was caused by a number of factors including sales mix and a higher level of clearance activity for the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006, as well as an increase in commercial sales, which carry lower gross profit percentages. These factors were partially offset by an increase in the amount of purchasing and handling costs capitalized to inventory in the first three quarters of fiscal 2007 as compared to the same period in fiscal 2006.
     Operating and administrative expenses were $610.9 million, or 42.9% of net sales, in the first three quarters of fiscal 2007, compared to $582.8 million, or 40.6% of net sales, in the first three quarters of fiscal 2006. Operating and administrative expenses increased $28.1 million primarily as a result of expenses associated with the additional 30 net new stores added from October 29, 2006 through November 4, 2007 and inflationary costs at existing stores for such items as increased rent and other occupancy related costs, as well as $3.5 million in fees for accounting contractors and auditing services, $1.5 million of accruals for estimated costs of settling various regulatory compliance matters, and the asset impairment charge of $1.2 million and severance costs of $0.9 million resulting from the strategic plan initiated in the third quarter of fiscal 2007 discussed in “Recent Developments” above.
     The Audit Committee-led investigation and restatement process and subsequent completion of our delinquent fiscal 2006 SEC filings, our response to the related governmental investigations and the defense of the shareholder class action and derivative lawsuits resulted in legal, accounting consultant and audit expenses of $10.6 million in the first three quarters of fiscal 2007 compared to $22.4 million incurred in the first three quarters of fiscal 2006.
     Interest expense for the first three quarters of fiscal 2007 was $39.7 million, compared to $34.6 million for the first three quarters of fiscal 2006. The $5.1 million increase in interest expense reflected the full impact the refinancing that was completed in the second quarter of fiscal 2006, which resulted in increased interest rates on most of our debt. The increase was partially offset by decreased interest expense as a result of our paydown of $32.0 million of our Senior Credit Facility during the first three quarters of fiscal 2007. Our weighted average interest rate for the first three quarters of fiscal 2007 increased to approximately 8.8% as compared to approximately 7.3% for the comparable period of fiscal 2006.
     Income tax expense for the first three quarters of fiscal 2007 was $1.4 million, compared to $5.9 million for the same period in 2006. Our effective tax rate was 55.7% in the first three quarters of 2007 compared to 40.8% for the first three quarters of 2006. The income tax expense for the first three quarters of fiscal 2007 includes a $0.4 million return to provision adjustment resulting from the preparation of our 2006 income tax returns and amendment of prior income tax returns to reflect the impact of our recent restatement.
     Net income decreased to $1.1 million, or $0.03 per diluted common share, for the first three quarters of fiscal 2007, compared to net income of $7.5 million, or $0.17 per diluted common share, for the first three quarters of fiscal 2006.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize the grant-date fair value of stock options and other equity-based compensation in the income statement. We adopted SFAS No. 123R at the beginning of fiscal 2006 using the modified prospective method. In addition to stock options and restricted stock, the Company granted incentive units in fiscal 2006 under a long-term incentive plan (the “LTIP”) for its senior executive officers, which are classified as liability awards, and as such, the transition rule under SFAS No. 123R requires that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the liability that would have been recorded under the fair value method at the date of adoption, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, we recognized a cumulative effect of a change in accounting principle of approximately $1.0 million, net of a $0.6 million tax benefit, associated with the LTIP.
Liquidity and Capital Resources
  Overview of Liquidity
     Debt is an important part of our overall capitalization. Our outstanding debt balances (excluding capital leases) as of November 4, 2007 and February 4, 2007 were $475.0 million and $507.5 million, respectively. Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. As a result of the borrowing base limitations of our Senior Credit Facility, at November 4, 2007, we had approximately $207.7 million of availability under our Senior Credit Facility (in addition to $20.0 million of outstanding borrowings thereunder and $31.2 million of outstanding letters of credit issued thereunder). However, the maximum leverage covenant under our Term Loan Facility limits the total amount of indebtedness the Company can have outstanding and, as of November 4, 2007, would have only permitted additional borrowings of approximately $9.0 million, regardless of which facility they were borrowed under. The Term Loan Facility was amended on October 10, 2007 to increase the maximum leverage ratios permitted under the Facility, as described under “Debt Covenants” below. The Term Loan Facility was also amended on December 18, 2007 to modify the minimum fixed charge coverage ratios and the maximum leverage ratios contained in the Facility for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008, as described above under “Recent Developments — Term Loan Facility Amendment.” If the December 18, 2007 amendment to the maximum leverage covenant had been in effect on November 4, 2007, we would have only been permitted to have $9.0 million of additional debt outstanding, regardless of which facility such debt was borrowed under.
     We are required to make quarterly debt principal payments of 0.25% of the aggregate principal amount of the loans under our Term Loan Facility beginning December 31, 2006. We paid approximately $2.6 million in debt principal payments under this Facility in the first three quarters of fiscal 2007, and expect to pay approximately $0.9 million during the fourth quarter of fiscal 2007. We are not required to make debt principal payments on our Senior Credit Facility until 2010. Our 6 3/4% Notes become exchangeable if our common stock price exceeds $21.45 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Such an exchange would require repayment of the principal amount of the 6 3/4% Notes in cash and any premium in our common stock. If not exchangeable sooner, the earliest date that the noteholders may require us to repurchase the Notes is December 15, 2010.
     We intend to fund our cash requirements with cash flows from operating activities, borrowings under our Senior Credit Facility and short-term trade credit relating to payment terms for merchandise inventory purchases. We believe these sources should be sufficient to meet our cash needs for the foreseeable future. However, if we become subject to significant judgments, settlements or fines related to the matters discussed in Note 11 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report, or any other matters, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our credit ratings, our ability to access the capital markets and our compliance with our debt covenants.

Analysis of Cash Flows
     Net cash provided by operating activities was $69.0 million during the first three quarters of fiscal 2007 compared to $81.2 million of cash provided by operating activities during the comparable period of fiscal 2006, or a decrease of $12.2 million. The decrease in operating cash flow was due principally to a decrease in net income of $6.4 million, as well as an increase in inventories in the first three quarters of fiscal 2007 compared to the comparable period in fiscal 2006, primarily resulting from new store growth, as well as the timing of prepaid expenses and vendor payments. Reduced cash flow relative to these factors was partially offset by increases in cash provided by accounts receivable collections related to vendor allowances and increases in accrued payroll, accrued expenses and other current liabilities.
     Net cash used in investing activities totaled $25.9 million for the first three quarters of fiscal 2007 compared to $29.6 million used during the comparable period of fiscal 2006. At the end of fiscal 2005, we had approximately $2.8 million in accrued liabilities with respect to the December 2005 Murray’s acquisition, of which $1.6 million was paid during the first three quarters of fiscal 2006. In August 2006, we purchased a franchised Murray’s store and paid approximately $1.5 million in cash.
     Net cash used in financing activities totaled $44.1 million for the first three quarters of fiscal 2007, compared to $43.3 million during the comparable period of fiscal 2006. In the first three quarters of fiscal 2007, we had net payments of $32.0 million under our Senior Credit Facility compared to $25.0 million of net payments in the first three quarters of fiscal 2006. In addition, we paid $12.3 million of debt issuance costs in the first three quarters of fiscal 2006, compared to $1.4 million in the first three quarters of fiscal 2007.
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
     As of November 4, 2007, there are no material changes to the contractual obligations table disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 10-K. The contractual obligations table in the 2006 10-K excludes liabilities with respect to unrecognized tax benefits. As discussed in Note 9 – Income Taxes in Item 1 of Part I of this Quarterly Report, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) at the beginning of fiscal 2007. At November 4, 2007, we had approximately $5.4 million of unrecognized tax benefits, none of which we expect to result in cash payments over the next twelve months. Due to the high degree of uncertainty regarding the amount and timing of any cash payments related to these unrecognized tax benefits, management believes it is unlikely that any cash payment would have a material adverse effect on our liquidity in any one future period.
Store Closures
     On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends and geographical and competitive factors to determine the viability and future profitability of our store locations. As a result of past acquisitions, we have closed numerous stores due to overlap with previously existing store locations. If a store location does not meet our required performance criteria, it is considered for closure even if we are contractually committed for future rental costs.
     We account for the costs of closed stores in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, the fair value of future costs of operating lease commitments for a closed store are recorded as a liability at fair value at the date we cease operating the store. Fair value of the liability is the present value of future cash flows discounted by a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities and is calculated by using the same credit-adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expenses in the accompanying financial statements.
     The allowance for store closing costs is included in accrued expenses and other long-term liabilities in our accompanying financial statements and represents the discounted value of the following future net cash outflows related to closed stores: (1) future rents to be paid over the remaining terms of the lease agreements for the stores (net of estimated sublease income); (2) lease commissions associated with obtaining store subleases; and (3) contractual expenses associated with any vacancy periods. Certain operating expenses, such as utilities and repairs, are expensed as incurred. No provision is made for employee termination costs.
     As of November 4, 2007, 153 locations were included in the allowance for store closing costs, consisting of 100 store locations and 53 service centers. Of the store locations, 11 locations were vacant and 89 locations were subleased. Of the service centers, 3 were vacant and 50 were subleased. Rent expense will be incurred through the expiration of the non-cancelable leases.
     Activity in the allowance for store closing costs and the related payments for the thirty-nine weeks ended November 4, 2007 and October 29, 2006 are as follows ($ in thousands):

	Thirty-Nine Weeks Ended
	November 4,	October 29,
	2007	2006
Balance, beginning of year	$4,911	$7,033

Store closing costs:
Provision for store closing costs	1,328	174
Other revisions in estimates	(455)	(110)
Accretion	177	226
Operating expenses and other	703	755

Total store closing costs	1,753	1,045

Payments:
Rent expense, net of sublease recoveries	(1,410)	(1,819)
Occupancy and other expenses	(1,027)	(707)
Sublease commissions and buyouts	(1,062)	(198)

Total payments	(3,499)	(2,724)

Ending balance	$3,165	$5,354

     We expect net cash outflows for closed store locations of approximately $0.5 million during the fourth quarter of fiscal 2007. Both the current and future cash outflows are expected to be funded from normal operating cash flows. We closed 19 stores during the thirty-nine weeks ended November 4, 2007 (including 4 relocated stores). Included in the 19 closures were 5 Pay N Save stores that had remaining lease terms ranging from approximately one to three years. We anticipate that we will close or relocate approximately 10 stores during the fourth quarter of fiscal 2007. Substantially all of these closures and relocations will occur near the end of the lease terms, resulting in minimal closed store costs. See “Recent Developments — Strategic Review of Business; Store Closures” above for a discussion of anticipated fiscal 2008 store closures.
Factors Affecting Liquidity and Capital Resources
  Sales Trends
     Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters). In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase. Higher gasoline prices, such as we experienced during periods of fiscal 2006 and 2007, may also adversely affect our revenues because our customers may defer purchases of certain items as they use a higher percentage of their income to pay for gasoline. Additionally, we believe that our sales are impacted by general economic conditions, and that our sales in the third quarter of fiscal 2007 were adversely affected by the deterioration in general economic conditions.
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

  Debt Covenants
     Certain of our debt agreements at November 4, 2007 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness.
     Auto is, under certain circumstances not applicable during the quarter ended November 4, 2007, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant; however, under the waiver we entered into during the second quarter of fiscal 2006 and under all subsequent waivers, Auto was required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all subsequent waivers. The filing of the Quarterly Report for the second quarter of fiscal 2007 resulted in the termination of the requirement to maintain the minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers. For the trailing twelve months ended November 4, 2007, we would have been in compliance with this covenant had it been applicable.
     The Term Loan Facility contains certain financial covenants, one of which is the requirement of a minimum fixed charge coverage ratio (as separately defined in the Term Loan Facility). At November 4, 2007, the minimum fixed charge coverage ratio was 1.40:1 until December 31, 2008 and 1.45:1 thereafter. For the trailing twelve months ended November 4, 2007, this ratio was 1.41:1. The December 18, 2007 fourth amendment to the Term Loan Facility decreased the minimum fixed charge coverage ratio from 1.40:1 to 1.25:1 for the fourth quarter of fiscal 2007, 1.20:1 for the first quarter of fiscal 2008, 1.15:1 for the second quarter of fiscal 2008, and 1.20:1 for the third and fourth quarters of fiscal 2008.
     The Term Loan Facility also requires that a leverage ratio test be met. On October 10, 2007, the Company entered into the third amendment to the Term Loan Facility, which increased the maximum leverage ratios permitted under the Term Loan for the third and fourth quarters of fiscal 2007 and for the first and second quarters of fiscal 2008. The amendment increased the maximum leverage ratios as of November 4, 2007 to 4.00:1 for the third and fourth quarters of fiscal 2007 and to 3.85:1 and 3.75:1 for the first and second quarters of fiscal 2008, respectively, while leaving all other ratios unchanged. Our leverage ratio was 3.93:1 as of November 4, 2007. As of November 4, 2007, the leverage ratios were set to decline to 3.50:1 for the third quarter of fiscal 2008, and further decline to 3.25:1 at the end of fiscal 2008 and 3.00:1 at the end of fiscal 2009. The December 18, 2007 fourth amendment to the Term Loan Facility changed the maximum leverage ratios permitted under the Facility from 4.00:1 to 5.30:1 for the fourth quarter of fiscal 2007, from 3.85:1 to 5.80:1 for the first quarter of fiscal 2008, from 3.75:1 to 6.00:1 for the second quarter of fiscal 2008, from 3.50:1 to 5.75:1 for the third quarter of fiscal 2008, and from 3.25:1 to 4.50:1 for the fourth quarter of fiscal 2008. The ratios in all subsequent periods remain unchanged.
     The October 10, 2007 third amendment increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest by either 0.25% or 0.50% and changed the basis for determining the spread amount from the rating of the Term Loans to the Company’s corporate rating. Based on the Company’s corporate rating at the time of the amendment, the interest rate on funds borrowed under the Term Loan Facility increased by 0.50% as a result of the amendment. An amendment fee of approximately $0.9 million was paid in connection with the third amendment and is being amortized over the remaining term of the facility. The December 18, 2007 fourth amendment increased spreads used to calculate the rate at which funds borrowed under the Facility accrue interest to 5.00%, 6.00% or 7.00%, in the case of loans bearing interest based on the LIBOR rate, and 4.00%, 5.00% or 6.00%, in the case of loans bearing interest at a base rate, in each case depending on the Company’s then-current corporate ratings. Based on the Company’s corporate rating at the time of the amendment, the interest rate on funds borrowed under the Facility was LIBOR plus 5% as a result of the amendment. An amendment fee of approximately $3.5 million was paid in connection with the fourth amendment.
     In addition to the covenant and interest rate changes described above, the fourth amendment added a prepayment penalty with respect to optional prepayments and mandatory prepayments required in connection with debt and equity issuances, asset sales and recovery events equal to 1% of any loans under the Facility that are prepaid prior to the second anniversary of the fourth amendment. The amendment also added the option, the availability of which depends on the Company’s then-current corporate ratings to pay in kind 50 basis points per annum or 100 basis points per annum, depending on the Company’s then-current corporate ratings, of any interest accruing on and after January 8, 2008 by adding such amount to the principal of the loans under the Facility as of the interest payment date on which such interest payment is due. The amendment also added a limitation on capital expenditures by the Company of $25 million for each of fiscal 2008 and the fiscal year ending January 31, 2010 (“fiscal 2009”), provided that any portion of such amount not expended in fiscal 2008 may be carried over for expenditure during the first two quarters of fiscal 2009.
     In the fourth quarter of fiscal 2007, the Company will determine whether the fourth amendment to the Term Loan Facility qualifies as an extinguishment of debt or a modification in accordance with EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. (“EITF 96-19”). As required by EITF 96-19, the Company’s determination will consider all modifications made to the Term Loan Facility within the last year as previous modifications were not the same as an extinguishment under EITF 96-19. In addition, the Company’s determination will be performed on a lender by lender basis for the Term Loan Facility syndicate. At November 4, 2007, the Company had $10,000,000 capitalized as unamortized deferred financing costs. If the Company concludes that this amendment is the same as an extinguishment of debt, the debt balance would be recorded at fair value and all or a portion of the debt issuance costs capitalized under previous agreements in addition to the current costs described above would be recorded as a loss on extinguishment of debt in the fourth quarter of 2007.
     As a result of the amendments contained in the fourth amendment to the Term Loan Facility described above, based on our current financial forecasts for fiscal 2007 and 2008, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility described above for fiscal 2007 and the foreseeable future. However, a significant decline in our net sales or gross margin or unanticipated significant increases in operating costs or LIBOR-based interest rates could limit the effectiveness of discretionary actions management could take to maintain compliance with financial covenants. Although we do not expect such significant declines or increases to occur, if they did occur, we would seek to obtain a covenant waiver or amendment from our lenders or seek a refinancing, all of which we believe are viable options for the Company. However, there can be no assurances a waiver or amendment could be obtained or a refinancing could be achieved.
     A breach of the covenants or restrictions contained in our debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under the Senior Credit Facility or the Term Loan Facility, the lenders thereunder could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts owing thereunder to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full such indebtedness, which is collateralized by substantially all of our assets. At November 4, 2007, we were in compliance with the covenants under all our debt agreements.
     On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the deadline in the then-current waiver (dated June 11, 2007) relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements. Upon the filing of the Quarterly Report for the second quarter of fiscal 2007 on October 12, 2007, we had filed all previously delinquent periodic SEC filings, and the waiver of the filing deadlines described above terminated.
     When we renegotiated the terms of our 6 3/4% Notes in June 2006, we obtained an exemption until June 30, 2007 with respect to the covenant relating to the need to file and deliver to the trustee of such Notes our late periodic SEC filings. As we did not so file and deliver all such filings by June 30, 2007, a notice of default could have been given to the Company by the trustee for such Notes or by the holders of 25% of the Notes, which would have given the trustee for the 6 3/4% Notes or the holders of 25% of such Notes the right to accelerate the payment of such Notes no sooner than 60 days after the giving of such notice of default to the Company. No such notice of default was given, and the filing of our Quarterly Report for the second quarter of fiscal 2007 completed the filing of all our late periodic SEC filings.
     Interest Rates
     Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt and amounts received or paid on any interest rate swaps are sensitive to changes in interest rates.
     At November 4, 2007, 74% of our outstanding debt was at variable interest rates and 26% of our outstanding debt was at fixed interest rates. With $366.5 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.7 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within generally accepted accounting principles (“GAAP”) and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB authorized its staff to draft a proposed FASB Staff Position that would partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities that are disclosed at fair value. Recognition and disclosure requirements would not be deferred for annually remeasured nonfinancial assets and liabilities or financial assets and liabilities. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.
     On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes how an acquiring company recognizes and measures acquired assets, liabilities, goodwill and minority interest. It also defines how an acquirer should account for a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company will be required to apply the provisions of SFAS No. 141(R) to any future business combinations consummated after its effective date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     See “Factors Affecting Liquidity and Capital Resources” above.
Item 4. Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of November 4, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Based on this evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 4, 2007 because of the material weaknesses identified in our evaluation of internal control over financial reporting as disclosed in our 2006 10-K.
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

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES
Remediation Initiatives
          The Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the General Counsel and the Chief Financial Officer to develop a remediation plan to address the material weaknesses and other deficiencies noted from the results of the Audit Committee-led investigation and completion of the Company’s evaluation of internal control over financial reporting. The proposed remediation plan that the Remediation Committee is working with reflects the input of the disinterested directors (i.e., the five of our directors, including the members of the Special Investigation Committee, who are not present or former members of our management) (hereinafter, the “Disinterested Directors”). Many aspects of the plan have been or are being implemented and the remainder are presently in the development phase. The remediation plan includes a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes of business conduct and policies, as well as departmental specific measures.
          During the third and fourth quarters of fiscal 2007, the Company filled two key Finance organization management positions. These personnel will play a significant role in the implementation of the remedial measures described below. As previously announced on September 20, 2007, the Board of Directors appointed Michael D. Bryk as the Company’s Senior Vice President of Finance and Controller. Mr. Bryk commenced employment with the Company on October 8, 2007. Also, as previously announced on November 5, 2007, the Board of Directors appointed James D. Constantine as the Company’s Executive Vice President of Finance and Chief Financial Officer. Mr. Constantine succeeds Steven L. Korby, who has been the Company’s interim Chief Financial Officer since June 2007. Mr. Constantine commenced employment with the Company on November 14, 2007.
          To remediate the material weaknesses described above, the Company has implemented or plans to implement the remedial measures described below. In addition, the Company plans to continue its evaluation of its controls and procedures and may, in the future, implement additional measures.
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
          General — Personnel changes in key positions in management have been made, which has improved the overall tone within the organization and which represented the first and most critical step in establishing a culture conducive to maintaining an adequate control environment.
          The Company has reinforced and plans to continue to reinforce on a regular basis with its employees the importance of raising any concerns, whether they are related to financial reporting, compliance with the Company’s ethics policies or otherwise, and using the existing communication tools available to them, including the Company’s hotlines. The training planned by the Remediation Committee and the hiring of new personnel, in conjunction with implementing new controls to prevent or detect override of, or interference with, existing policies, procedures and internal controls, are expected to foster an environment that should facilitate the reporting of questionable accounting practices and reinforce the ability and expectation of employees to raise issues to the Board of Directors if their questions or concerns are not resolved to their satisfaction within the management ranks.
          We are in the process of rolling out education and training to our employees and management with respect to, among other things, corporate governance, compliance and Sarbanes-Oxley (“SOX”). Such education and training includes (i) in-house memoranda and other written materials, as well as presentation and discussion in management meetings, and (ii) modules/tutorials offered within the curriculum provided by a third party ethics and compliance vendor. Such training is planned to be ongoing and includes tailored programs focused on the Company’s codes of conduct and ethics as well as, e.g., SOX, conflicts of interest, insider trading, corporate governance, financial integrity, and targeted training geared toward certain functional areas on such topics as vendor arrangements, advertising and merchandising and procurement integrity. We have retained a third party ethics and compliance vendor who has assisted us in developing and has facilitated training for our merchandising, finance and legal staff regarding vendor arrangements and our accounting practices relative thereto as well as business ethics and compliance. Ethics and compliance training for all of our General and Administrative staff is planned to begin in the fourth quarter of fiscal 2007. Company-wide ethics and compliance training will commence in fiscal 2008.
          Formalized closing procedures have been enhanced to provide for the proper preparation of account reconciliations and their independent review and approval. The Company has extended its SOX 404 sub-certification process used to support the SOX certifications of the Chief Executive Officer and Chief Financial Officer to additional members of management to assist in preparation or review of the disclosures to be included in, and the review of, our SEC filings.

          The Company also has automated certain procedures so that it will be easier to ascertain if there is unusual activity in its ledgers and has introduced new security measures to its business systems to restrict the ability to make journal entries to specific cost centers and accounts to authorized individuals. The journal entry preparation and review and approval process has been enhanced to require imaging of manual journal entries and supporting documentation. Each individual who prepares journal entries has been, and will continue to be, reminded that they are responsible to ensure that adequate supporting documentation is attached. The inclusion of this supporting documentation is intended to allow the approver to more easily ascertain whether the entries are correct. The Company has also addressed repetitive manual journal entries and plans to automate where appropriate to reduce the volume of manual entries currently required.
          Accounting for Inventory — The Company has instituted monitoring processes to ensure compliance with its established policies to assure timely reconciliations of all physical inventories and reflection of the results of the reconciliations in the general ledger, as well as independent supervisory review of the reconciliations. Review and approval processes are in place for distribution centers, warehouses and stores to ensure inventory shrink estimates are calculated in accordance with established procedures. Although new personnel have already been hired with pertinent experience in accounting for inventories, additional hires in the inventory area are planned due to turnover. We plan to further enhance our reconciliation process of the book and perpetual inventory for each reporting period to mitigate the risk of material unsubstantiated balances accumulating in general ledger accounts. Longer term, we expect to make system enhancements so that our book and perpetual systems function as one system that is used to replenish the operations and utilize the same information to account for on hand merchandise inventory and cost of sales. Currently, the Company uses an estimation technique for determining its in-transit inventory; this estimate is reviewed and approved on a quarterly basis. In the future, the Company expects to make modifications to its systems that will allow for a systematic method of determining the in-transit inventory balances. Access to product cost adjustments in our inventory system has now been appropriately restricted. We plan to enhance the approvals required for such adjustments and require a monthly manager level review of all adjustments entered into our system. In connection with the restatement of inventory and cost of sales for warranty, the Company has developed a more rigorous process for the independent review of the methodology and underlying judgments used in developing the estimates that underlie the warranty reserve.
          Accounting for Vendor Allowances — The Company’s actions and planned remediation measures intended to address material weaknesses related to its vendor allowance receivable accounts and the related inventory, accounts payable and cost of sales accounts include the following:
•	The Company has enhanced its review and approval processes to ensure review by appropriate members of management of critical information necessary to assess vendor allowance collections and the proper recognition of vendor allowances in the appropriate periods.
•	The Company has reevaluated and enhanced its contract review process, including training of merchandising, finance and legal staff, as well as formalizing the communication process among the three groups, to better provide for timely identification of potential issues and accurate accounting treatment. The Company also plans to implement enhanced systems, processes, and procedures so that its merchandising, finance and legal staff have more timely information to conduct their detailed review and provide meaningful input and communication during the contract negotiation process to determine the accounting treatment for both standard and non-standard contracts prior to their execution.

•	Members of management implemented a detailed top vendor review each month resulting in the annual review of the business terms in the Company’s master vendor agreements with approximately fifty vendors that account for approximately eighty percent of the vendor allowances from master vendor agreements. The review ensures the terms in their agreements are properly reflected in recognition spreadsheets.

•	The Company has conducted training for its merchandising, finance and legal staff relative to vendor arrangements, including contract provisions and construction, the impact of amendments and side and ancillary agreements and accounting treatment of related vendor allowances.

•	The Company has consolidated the oversight and accounting for all vendor allowance financial transactions under one senior accounting manager to provide for consistent application with respect to the accounting for vendor allowances.
          Accounting for Certain Accrued Expenses — The Company’s remediation measures to address the material weakness related to the Company’s recording of accrued expenses have and will include the development of a standardized checklist of expected accrual items and the implementation of a process of enhanced review of invoices, disbursements and other items at the end of each quarter to provide for proper recording of accrued expenses and liabilities. The formal review procedures for period end closings and account reconciliations and the hiring of the new Finance organization management discussed above, along with detailed GAAP compliant written policies and procedures, should remediate this material weakness. The aforementioned remediation efforts are also designed to eliminate the ability to override policies and procedures and internal controls.
          Accounting for Store Fixtures and Supplies — The Company closed its fixtures warehouse in fiscal 2006 and moved useable materials where they are under perpetual inventory control. Unusable materials have been scrapped and general ledger balances have been appropriately adjusted. The Company plans to conduct an annual physical inventory and a usability review of the items in its fixtures inventory to ensure they continue to be usable in the Company’s operations. The Company has adjusted its store supplies general ledger balances to appropriate amounts and monitors these balances on a quarterly basis.
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
          General — The Company has begun preparing or enhancing its formal written accounting policies and procedures. We plan to establish procedures and processes for their periodic update. In addition, Finance personnel job descriptions have been updated to reflect current duties, and procedures are being written that should provide the ability to effectively audit compliance. As discussed above, closing procedures have been enhanced to ensure proper preparation, review and approval of account reconciliations.
          The Company has hired and plans to hire additional Finance organization personnel who will have knowledge, experience and training in the application of GAAP to handle the Company’s operations and related financial reporting requirements. As discussed above, we recently filled two key Finance management positions. We hired a new Executive Vice President of Finance and Chief Financial Officer as well as a new Senior Vice President of Finance and Controller.
          A monthly financial statement review and comparison of actual results to budget has been established to substantiate that our financial reporting is in compliance with GAAP and SEC rules and regulations. The Company plans to increase the accounting, internal control, and SEC reporting acumen of its Finance organization personnel through a regular training program, which is planned to include, among other things, in-house training and education on corporate governance and compliance practices as well as modules/tutorials offered within the curriculum of our third party ethics and compliance training program.
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
          Allowance for Sales Returns — We have developed a process to estimate sales returns using historical return information that is all inclusive. The new process is formally reviewed quarterly to ensure the estimate is in compliance with GAAP and the returns are in compliance with management’s objectives.
Interim Measures Pending Completion of Remediation Initiatives
          Management has not yet implemented all of the measures described above or adequately tested those controls already implemented. Nevertheless, management believes those remediation measures already implemented, together with the additional measures undertaken by the Company described below, satisfactorily address the material weaknesses described above as they might affect the consolidated financial statements and information included in this Quarterly Report. These additional measures included the following:
•	Additional planning, analyses, procedures and management reviews have been performed to ensure the accuracy of financial reporting contained in this Quarterly Report.

•	Where the Company identified the existence of a material weakness, the Company has performed extensive substantive and/or analytical procedures to ensure that affected amounts are fairly stated for all periods presented in this Quarterly Report.

•	The Company retained, on an interim basis, numerous experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the fiscal 2007 quarterly reporting process.

•	The Company conducted a detailed and extensive review of account reconciliations, non-routine transactions and agreements, financial statement classifications, spreadsheets, and journal entries and related substantiation for accuracy and conformance with GAAP.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     As indicated above, although the Company continues to progress in its remediation efforts, it has not yet completed the evaluation or duration of testing that would allow it to conclude that any of its remediation efforts have eliminated any of the previously identified material weaknesses. There were changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes, as more fully described within our Plan for Remediation of Material Weaknesses were:
•	We hired a Senior Vice President of Finance and Controller.

•	We trained all merchandising, finance and legal staffs that play a role in vendor contract activities on certain matters including proper contracting and accounting for vendor arrangements.

•	We implemented improved account reconciliation procedures.

•	We enhanced business system security measures to segregate access based on roles and responsibilities.

•	We instituted standardized checklists and other changes to tightly manage and review the accounting close process.

•	We clarified and documented job duties in our Finance organization.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to Note 11 — Legal Matters to the unaudited consolidated financial statements included in Item 1 of Part I, above, which is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the 2006 10-K.
Item 5. Other Information
     On December 18, 2007, Auto entered into a fourth amendment to its Term Credit Agreement, dated as of June 30, 2006, among Auto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent., and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents (as previously amended, such agreement is referred to herein as the “Term Loan Facility”), in order to minimize the possibility that Auto would be unable to comply with the Term Loan Facility’s fixed charge coverage and leverage ratio covenants for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008.
     The amendment decreased the minimum fixed charge coverage ratio from 1.40:1 to 1.25:1 for the fourth quarter of fiscal 2007, 1.20:1 for the first quarter of fiscal 2008, 1.15:1 for the second quarter of fiscal 2008, and 1.20:1 for the third and fourth quarters of fiscal 2008. The amendment also increased the maximum leverage ratios permitted under the Facility from 4.00:1 to 5.30:1 for the fourth quarter of fiscal 2007, from 3.85:1 to 5.80:1 for the first quarter of fiscal 2008, from 3.75:1 to 6.00:1 for the second quarter of fiscal 2008, from 3.50:1 to 5.75:1 for the third quarter of fiscal 2008, and from 3.25:1 to 4.50:1 for the fourth quarter of fiscal 2008.
     The amendment also increased the spreads used to calculate the rate at which funds borrowed under the Facility accrue interest to 5.00%, 6.00% or 7.00%, in the case of loans bearing interest based on the LIBOR rate, and 4.00%, 5.00% or 6.00%, in the case of loans bearing interest at a base rate, in each case depending on the Company’s then-current corporate ratings. At December 18, 2007, the applicable interest rate under the Facility became LIBOR plus 5%. An amendment fee of approximately $3.5 million was paid in connection with this amendment.
     In addition to the covenant and interest rate changes described above, the fourth amendment added a prepayment penalty with respect to optional prepayments and mandatory prepayments required in connection with debt and equity issuances, asset sales and recovery events equal to 1% of any loans under the Facility that are prepaid prior to the second anniversary of the fourth amendment. The amendment also added the option, the availability of which depends on the Company’s then-current corporate ratings, to pay in kind 50 basis points per annum or 100 basis points per annum, depending on the Company’s then-current corporate ratings, of any interest accruing on and after January 8, 2008 by adding such amount to the principal of the loans under the Facility as of the interest payment date on which such interest payment is due. The amendment also added a limitation on capital expenditures by the Company of $25 million for each of fiscal 2008 and fiscal 2009, provided that any portion of such amount not expended in fiscal 2008 may be carried over for expenditure during the first two quarters of fiscal 2009.
     JPMorgan Chase Bank, N.A. and certain of its affiliates have provided from time to time, and may provide in the future, investment and commercial banking and financial advisory services to Auto or its affiliates in the ordinary course of business for which they have received and may continue to receive customary fees and commissions.
Item 6. Exhibits
     The Exhibit Index located at the end of this Quarterly Report is incorporated herein by reference.

SIGNATURES
               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK Auto Corporation

DATED: December 19, 2007	By:	/s/ Lawrence N. Mondry Lawrence N. Mondry President and Chief Executive Officer

	By:	/s/ James D. Constantine

James D. Constantine Executive Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 to our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 to our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.03	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.2.1 to our Quarterly Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).

3.04	Second Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.04 to our Quarterly Report on Form 10-Q, filed on December 9, 2005 (File No. 001-13927).

3.05	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

3.06	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 to our annual report on Form 10-K, filed on May 1, 2001 (File No 001-13927).

3.07	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 to our Quarterly Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).

3.08	Third Amendment to Amended and Restated By-Laws of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 16, 2007 (File No. 001-13927).

3.09	Fourth Amendment to Amended and Restated By-Laws of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on September 5, 2007 (File No. 001-13927).

10.01	Third Amendment, dated as of October 10, 2007, to the Credit Agreement dated as of June 30, 2006 among CSK Auto, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 15, 2007 (File No. 001-13927).

10.02	Form of Contract for October 20, 2007 Stock Option Award to Lawrence Mondry, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 24, 2007 (File No. 001-13927).†

10.03*	Fourth Amendment, dated as of December 18, 2007, to the Credit Agreement dated as of June 30, 2006 among CSK Auto, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents.

31.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Fourth Waiver, dated as of August 10, 2007, to the Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, the Co-Syndication Agents and the Co-Documentation Agents party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on August 13, 2007 (File No. 001-13927).

*	Filed herewith.

†	Employment compensation plans or arrangements.