Form 10-K
period 2008-02-03
CSK AUTO CORP
filed 2008-04-18
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2008.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of August 3, 2007, the aggregate market value of our voting and non-voting common stock held by non-affiliates was approximately $541.2 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of April 11, 2008, there were 44,033,363 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

		Page

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	28

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	28
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	118
Item 9A.	Controls and Procedures	118
Item 9B.	Other Information	126

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	126
Item 11.	Executive Compensation	126
Item 12.	Security Ownership of Certain Beneficial Owners and Management	127
Item 13.	Certain Relationships and Related Transactions, and Director Independence	127
Item 14.	Principal Accountant Fees and Services	127

PART IV
Item 15.	Exhibits and Financial Statement Schedules	128
EX-10.04.1
EX-10.05
EX-10.07.1
EX-10.08
EX-10.09.1
EX-10.10
EX-10.11.1
EX-10.24
EX-10.29.1
EX-10.29.2
EX-10.38.1
EX-10.42
EX-10.42.1
EX-10.43
EX-10.44
EX-10.45
EX-10.46
EX-10.47
EX-10.48
EX-21.01
EX-23.1
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

PART I

Item 1.	Business

Merger Agreement

On April 1, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with O’Reilly Automotive, Inc. (“O’Reilly”) and an indirect wholly-owned subsidiary of O’Reilly pursuant to which the Company is expected to become a wholly-owned subsidiary of O’Reilly (the “Acquisition”).

In order to effectuate the Acquisition, O’Reilly has agreed to commence an exchange offer (the “Exchange Offer”) pursuant to which each share of the Company’s common stock tendered in the Exchange Offer will be exchanged for (a) a number of shares of O’Reilly’s common stock equal to the “exchange ratio” (as calculated below), plus (b) $1.00 in cash (subject to possible reduction as described below). Pursuant to the Merger Agreement, the “exchange ratio” will equal $11.00 divided by the average trading price of O’Reilly’s common stock during the five consecutive trading days ending on and including the second trading day prior to the closing of the Exchange Offer; provided, that if such average trading price of O’Reilly’s common stock is greater than $29.95 per share, then the exchange ratio will be 0.3673, and if such average trading price is less than $25.67 per share, then the exchange ratio will be 0.4285. If such average trading price is less than or equal to $21.00 per share, the Company may terminate the Merger Agreement unless O’Reilly exercises its option to issue an additional number of its shares or increase the amount of cash to be paid such that the total value of O’Reilly common stock and cash exchanged for each share of the Company’s common stock is at least equal to $10.00 (less any possible reduction of the cash component of the offer price as described below).

Upon completion of the Exchange Offer, any remaining shares of the Company’s common stock will be acquired in a second-step merger at the same price at which shares of the Company’s common stock were exchanged in the Exchange Offer.

The Acquisition is expected to be completed during the second quarter of the Company’s fiscal year ending February 1, 2009 (“fiscal 2008”) and is subject to regulatory review and customary closing conditions, including that at least a majority of the Company’s outstanding shares of common stock be tendered in the Exchange Offer and the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Merger Agreement includes customary representations, warranties and covenants by the Company, including covenants (a) to cease immediately any discussions and negotiations with respect to an alternate acquisition proposal, (b) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (c) subject to certain exceptions, for the Company’s Board of Directors not to withdraw or modify its recommendation that the Company’s stockholders tender shares into the Exchange Offer. In addition, the Company has agreed to use reasonable best efforts to obtain appropriate waivers or consents under the Company’s credit or debt agreements and instruments if needed or if requested by O’Reilly to remedy any default or event of default thereunder that may arise after the date of the Merger Agreement (the “Credit Agreement Waivers”). The $1.00 cash component of the offer price for each share of the Company’s common stock tendered in the Exchange Offer will be subject to reduction in the event that the Company pays more than $3.0 million to its lenders in order to obtain any Credit Agreement Waivers. The Company does not anticipate any need to obtain any Credit Agreement Waivers prior to the anticipated closing of the Exchange Offer.

The Merger Agreement contains certain termination rights for both the Company and O’Reilly, including if the Exchange Offer has not been consummated or if the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has not occurred, in either case on or before the date that is 180 days after the date of the Merger Agreement, and provisions that permit termination in connection with the exercise of the fiduciary duties of the Company’s Board of Directors with respect to superior offers. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay O’Reilly a termination fee of $22.0 million.

In connection with the Acquisition, O’Reilly has received a commitment letter from Lehman Commercial Paper Inc., Lehman Brothers Inc., Lehman Brothers Commercial Bank, Bank of America, N.A., and Banc of America Securities LLC to provide a $1,200.0 million first lien senior secured revolving credit facility, which O’Reilly is expected to use, in part, to repay at the time of the closing of the Exchange Offer all amounts outstanding and other amounts payable under the Company’s $350.0 million floating rate term loan facility (the “Term Loan Facility”) and $325.0 million senior secured revolving line of credit (the “Senior Credit Facility”), following which such Facilities will be terminated. Thus, although the consummation of the Exchange Offer would result in an event of default and the possible acceleration of indebtedness under those Facilities, it is contemplated that those Facilities will be repaid in full and cease to exist at the closing of the Exchange Offer. If the Acquisition is completed as planned, the Company’s $100.0 million of 6 3/4% senior exchangeable notes (“6 3/4% Notes”) will remain outstanding. O’Reilly’s acquisition of the Company and the closing of the Exchange Offer are not conditioned upon the completion of, or availability of funding under, its committed $1,200.0 million credit facility.

Term Loan Facility Financial Covenants

Our Term Loan Facility contains a maximum leverage ratio that we do not believe at this time we will be able to satisfy beginning in the first quarter of the Company’s fiscal year ending January 30, 2010 (“fiscal 2009”). In addition to having the potential to cause a default under the Term Loan Facility at the end of the first quarter of fiscal 2009, if we do not obtain a waiver or amendment of that covenant prior to the completion of our financial statements for the first quarter of fiscal 2008, our belief that it is probable that this covenant will not be satisfied for the first quarter of fiscal 2009 will cause us to have to classify all of our indebtedness under the Term Loan Facility and the Senior Credit Facility, as well as the 6 3/4% Notes, as current liabilities in our financial statements beginning with our financial statements for the first quarter of fiscal 2008. Furthermore, beginning with the second quarter of fiscal 2008, we would be required to reduce (to twelve months) the time period over which we amortize debt issuance costs and debt discount, increasing the interest costs we report in our financial statements. The classification of all such indebtedness as current liabilities and the acceleration of the amortization of interest costs will not cause a default under our borrowing agreements. However, any such classification could have adverse consequences upon our relationships with, and the credit terms upon which we do business with, our vendors, although we expect such consequences, if any, to be limited due to the expected closing of the Exchange Offer in the second quarter of fiscal 2008. The Company does not expect to seek waivers or amendments under its credit facilities prior to the closing of the Exchange Offer as these credit facilities are expected to be repaid and terminated upon the closing of the Exchange Offer.

If the Exchange Offer were to fail to close, prior to the end of the first quarter of fiscal 2009, we would seek to obtain a waiver or amendment of certain covenants contained in the Term Loan Facility, including the maximum leverage ratio covenant. No assurance can be given that we would be able to obtain such a waiver or amendment on terms that would be satisfactory to us. Failure to comply with the financial covenants of the Term Loan Facility would result in an event of default under the Term Loan Facility after the first quarter of fiscal 2009, which could result in possible acceleration of all of our indebtedness thereunder, under the Senior Credit Facility and under the indenture under which the 6 3/4% Notes were issued, all of which could have a material adverse effect on us.

General

CSK Auto Corporation is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers of such products in the entire country, based, in each case, on store count. Headquartered in Phoenix, Arizona, CSK became a publicly traded company in March 1998, and has historically grown through a combination of acquisitions and organic growth. CSK was incorporated under the laws of the State of Delaware in 1993.

We have the number one market position in 22 of the 32 major markets in which we operate, based on store count. As of February 3, 2008, through our wholly owned subsidiary, CSK Auto, Inc., we operated 1,349 stores in

22 states, with our principal concentration of stores in the Western United States. Our stores are known by the following four brand names (referred to collectively as “CSK Stores”):

•	Checker Auto Parts, founded in 1969, with 487 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 222 stores in the Pacific Northwest states and Alaska;

•	Kragen Auto Parts, founded in 1947, with 504 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 136 stores in the Midwest.

In December 2005, we purchased all the outstanding stock of Murray’s Inc. and its subsidiary, Murray’s Discount Auto Stores, Inc. (collectively “Murray’s”). As of the acquisition date, Murray’s operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana — states in which the Company previously had no significant market presence. The 110 acquired Murray’s stores, as well as new stores we open in our Midwest markets, will retain the Murray’s name. The Murray’s stores complemented our existing operations and expanded our markets served from 19 to 22 states.

We offer a broad selection of national brand name, private-label and generic automotive products for domestic and imported cars and light trucks. Our products include new and remanufactured automotive replacement parts, maintenance items and accessories. The following table reflects several of the types of products we sell:

Hard Parts	Maintenance Products	Accessory Products

A/C Compressors Alternators Batteries & Accessories Brake Drums, Rotors, Shoes & Pads Carburetors Clutches CV Axles Engines Fuel Pumps Mufflers Shock Absorbers & Struts Starters Water Pumps	Antifreeze & Windshield
Washer Fluid
Belts & Hoses
Chemicals, including Brake &
  Power Steering Fluid, Oil &
  Fuel Additives
Fuses
Lighting
Oil & Transmission Fluid
Oil, Air, Fuel & Transmission
  Filters
Oxygen Sensors
Protectants & Cleaners
Refrigerant & Accessories
Sealants & Adhesives
Spark Plugs & Wires, Wash &
	Wax, Windshield Wipers	Air Fresheners Cell Phone Accessories Drinks & Snacks Floor Mats Hand Cleaner Neon Lighting Mirrors Paint & Accessories Performance Products Seat Covers Steering Wheel Covers Stereos Tools

Our stores average approximately 7,500 square feet in size and typically offer a store specific mix averaging approximately 16,000 SKUs. We also operate a highly efficient network of strategically located priority parts depots to provide the majority of our stores an additional 40,000 SKUs on a same-day delivery basis. Through our extensive on-line vendor network, we make available up to an additional 250,000 SKUs on a same-day delivery basis to the majority of our stores and up to 1,000,000 additional SKUs on a next-day delivery basis to substantially all of our stores.

We serve both the do-it-yourself (“DIY”) and the commercial installer, also referred to as the do-it-for-me (“DIFM”), markets. The DIY market, which is comprised of consumers who typically repair and maintain vehicles themselves, is the foundation of our business. Sales to the DIY market represented approximately 82% of our net sales for fiscal 2007. The DIFM market is comprised of auto repair professionals, fleet owners, governments and municipalities, and is estimated to have accounted for over 68% of the annual sales in the U.S. automotive aftermarket industry in 2007 (excluding the sales of tires and services performed by DIFM professionals), according to statistics published by the Automotive Aftermarket Industry Association (“AAIA”). Sales to the DIFM market represented approximately 18% of our net sales for fiscal 2007. We believe we are well positioned to effectively and profitably further penetrate the highly fragmented DIFM market because of our sales force dedicated to DIFM customers, experienced in-store sales associates, level of customer service, conveniently located stores, efficient depot delivery network, attractive pricing, and ability to provide timely availability of a broad selection of national brand name products.

E-Commerce

We operate separate e-commerce sites for our retail and commercial customers. Our retail website, which utilizes the partsamerica.com URL, has become a targeted destination for DIY auto parts consumers. Our customers can find price, availability, images and other rich content on hundreds of thousands of our products on the website. The site is completely integrated with our warehouse, inventory and store systems and was one of the first to offer in-store pickup and returns. Through a business arrangement we have with Advance Auto Parts, we are able to offer the in-store service virtually coast to coast. Our commercial e-commerce site, cskproshop.com, offers DIFM customers the ability to develop estimates, perform complex diagnostics, research vehicle problems and order products online. The site is also integrated with our store systems so that an online order will be automatically delivered to the customer. The site also provides our customers the ability to review their monthly statements and digital reproductions of all their signed invoices.

Industry Overview

We compete in the U.S. automotive aftermarket industry, which, according to statistics by the AAIA published in 2007, has estimated annual sales of approximately $121 billion. Estimated sales include replacement parts, accessories, maintenance items, batteries and automotive fluids for cars and light trucks but exclude sales of tires and services performed by DIFM professionals. The industry is comprised of the DIY market and the DIFM market. We believe that the U.S. automotive aftermarket industry is characterized by stable demand and is growing because of increases in:

•	the number and age of automotive vehicles in use;

•	the number of miles driven annually per vehicle;

•	the number of licensed drivers;

•	the percentage of the total light vehicle fleet represented by light trucks (including SUVs), which generate higher average aftermarket product purchases versus such purchases generated per car; and

•	the existence of $53 billion per year of unperformed and underperformed maintenance by U.S. vehicle owners, according to the Automotive Aftermarket Suppliers Association.

While consolidation of automotive aftermarket retailers continues to occur, the industry remains highly fragmented. Our primary competitors include national and regional automotive parts chains, wholesalers, jobber stores, including those associated with national parts distributors and associations, such as NAPA and CARQUEST, independent operators, automobile dealers, and discount stores and mass merchandisers that carry automotive products.

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

As the largest specialty retailer of automotive parts and accessories in the Western United States, we believe we have certain competitive advantages over smaller retail chains and independent operators. These advantages include: (1) our brand name recognition as a trusted source of automotive parts and accessories, (2) our ability to make available a broad selection of products on a timely basis, (3) marketing and distribution efficiencies due to economies of scale, and (4) our efficient store level information and distribution systems. We also believe that we enjoy a competitive advantage over mass merchandisers due to our convenient locations, our focus on automotive parts and accessories and our knowledgeable sales associates.

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

We provide specialty tools to our customers through our POWERBUILT® Specialty Tool Rental Program that allows customers to use certain specialty tools for specific applications without purchasing the tools on a permanent basis. We have approximately sixty-five specialty tools in this program available to our customers, including a harmonic balancer puller, ball joint separator set and valve spring compressor. Our sales associates also provide certain free services to our customers including oil and battery recycling and “check engine” light readings in certain of our markets, as well as wiper blade installation, battery charging and testing of starters, alternators and batteries in all of our markets.

Recruiting, training and retaining high quality sales associates are major components of our focus on customer service. Our training programs and incentives encourage our sales associates to develop technical expertise that enables them to effectively advise customers on product selection and use. We have an average of two National Institute for Automotive Service Excellence, or ASE, certified parts professionals per store. To further satisfy our customers’ needs, we also offer a “no hassle” returns policy, electronically maintained warranties and a customer service call center.

Efficient Store-Level Information and Distribution Systems.  We have optimized our store-level information systems and warehouse and distribution systems in order to more effectively manage our inventory and increase the availability of products to our customers. We have an advanced electronic product catalog in our stores that enhances our associates’ ability to assist our customers in selecting the right parts for their automotive needs. Our sophisticated inventory management systems provide inventory movement forecasting based on history, trends and seasonality. Our systems have enhanced our ability to predict the size and timing of product requirements by closely monitoring service level goals, vendor lead times and cost of inventory assumptions. Our store level replenishment system generates orders based upon store on-hand and store model stock quantities. Store model stock quantities are determined by an automatic model stock adjustment system that utilizes historical sales patterns, seasonality and store presentation requirements. Our fully integrated warehouse and distribution network and our 36 strategically located priority parts depots have allowed us to improve distribution efficiency. Our investment in these systems in our stores and in our distribution network has enhanced our ability to have the right parts in the right places to meet our customers’ needs.

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

Drive Customer Traffic and Increase Sales Base.  Our marketing and merchandising strategy is designed to drive customer traffic and build market share. Our strategy is to make available to our customers one of the broadest selections of quality brand name products on a timely basis in order to maximize customer satisfaction and generate loyal customers. We also strive to be the industry leader in introducing new and innovative product offerings, supported by our promotional print advertising programs that include color circulars and newspaper advertisements. We offer our products at competitive prices in conveniently located and attractively designed stores. Our advertising programs are specifically tailored to target our various customer constituencies for maximum appeal and effectiveness.

Store Operations

Late in fiscal 2007, we reorganized our store operations management function and reduced our geographic regions from ten to eight. Our stores are currently divided into the following eight geographic regions: Southwest, Rocky Mountain, Northwest, Southern California, Los Angeles, Bay Area, Northern California, and Great Lakes. Regional vice presidents, each of whom oversees 9 to 12 district managers, lead each region. Each of our district managers has responsibility for between 10 and 20 stores.

The table below sets forth, as of February 3, 2008, the geographic distribution of our stores and the trade names under which they operate.

				Murray’s
	Checker	Schuck’s	Kragen	Discount	Company
	Auto Parts	Auto Supply	Auto Parts	Auto Stores	Total

California	1	2	485	—	488
Washington	—	142	—	—	142
Arizona	128	—	—	—	128
Colorado	87	—	—	—	87
Michigan	—	—	—	60	60
Illinois	—	—	—	59	59
Minnesota	57	—	—	—	57
Utah	55	—	—	—	55
Nevada	27	—	19	—	46
Oregon	—	44	—	—	44
New Mexico	34	—	—	—	34
Idaho	9	24	—	—	33
Wisconsin	27	—	—	—	27
Texas	18	—	—	—	18
Ohio	—	—	—	14	14
Hawaii	11	—	—	—	11
Wyoming	11	—	—	—	11
Alaska	—	10	—	—	10
Montana	10	—	—	—	10
North Dakota	7	—	—	—	7
South Dakota	5	—	—	—	5
Indiana	—	—	—	3	3

Total	487	222	504	136	1,349

Our stores are generally open seven days a week, with hours from 8:00 a.m. to 9:00 p.m. on Monday through Friday, from 8:00 a.m. to 8:00 p.m. on Saturday and from 9:00 a.m. to 7:00 p.m. on Sunday. Some stores are open 24 hours and some stores are open until midnight. The stores employ an average of approximately 7 to 9 associates, including a store manager, two assistant store managers and a staff of full-time and part-time associates.

Store Formats

Approximately 62% of our stores are freestanding, with the balance located within strip shopping centers. Stores range in size from approximately 2,700 to 24,000 square feet, average approximately 7,500 square feet in size and offer a store specific mix of approximately 16,000 SKUs.

As of February 3, 2008, other than the 136 Murray’s stores approximating 10,200 square feet, we have three principal store formats, which are 6,000, 7,000 and 8,000 square feet in size. The store size for a given new location is selected generally based upon sales volume expectations determined through a detailed market analysis that we conduct as part of our site selection process. The majority of the Murray’s stores we acquired in fiscal 2005 are 10,000 square feet or larger. The following table categorizes our stores by size as of February 3, 2008:

Number of
Store Size	Stores

10,000 sq. ft. or greater	184
8,000 — 9,999 sq. ft.	249
6,000 — 7,999 sq. ft.	652
5,000 — 5,999 sq. ft.	192
Less than 5,000 sq. ft.	72

1,349

When shopping for hard parts (e.g., starters, alternators, water pumps), our customers are serviced by knowledgeable parts personnel utilizing our electronic parts catalogs, with enhanced product application information, instant inventory availability and product images on thousands of parts. Accessory and maintenance items are easily accessible to our customers via convenient to shop shelving fixtures that contain such products as oil and air filters, additives, waxes and other items. We provide specifically designed shelving for batteries and, in many stores, oil products.

Our newest prototypical store format is referred to as a “pod store.” Unlike the traditional store layout, wherein our sales associates are situated behind parts counters, these new store formats have free-standing pods centrally located on the sales floor in the stores. Our associates interact with our customers using the electronic product catalogs located on these pods. We believe that having our associates on the sales floor with our customers will enhance the positive shopping experience.

Growth Strategy

Our growth strategy is focused on our existing and adjacent markets and includes:

•	stabilizing our current business and judiciously opening new stores;

•	relocating under-performing stores with expiring leases to better locations;

•	restoring top line sales growth in both the DIY and DIFM business through improved merchandising mix with a greater emphasis on hard parts depth; and

•	improving top-of-mind awareness of our brands with our customer base.

Store Location Selections

Our real estate department utilizes a comprehensive, market-based approach that identifies and analyzes potential store locations based on detailed demographic and competitive studies. These studies include analysis of population density, growth patterns, age, per capita income, vehicle traffic counts and the number and type of existing automotive-related facilities, such as automotive parts stores and other competitors within a pre-determined radius of the potential new location. These potential new locations are compared to our existing locations to determine opportunities for opening new stores and relocating or expanding existing stores.

The following table sets forth our store development activities during the periods indicated:

	Fiscal Year
	2007	2006	2005

Beginning stores	1,332	1,277	1,134
New stores (excluding relocated stores)	38	64	36
Acquired stores	—	—	110
Relocated stores	7	8	8
Closed stores (including relocated stores)	(28)	(17)	(11)

Ending stores	1,349	1,332	1,277

Total new, acquired and relocated stores	45	72	154

In fiscal 2008, we plan to open 21 new stores (excluding relocated stores), relocate 7 stores and close approximately 47 stores (including the relocated stores), resulting in an estimated net decrease of 19 stores.

Store Merchandising

Our store merchandising program, which classifies our product mix into separate categories, is designed to determine the optimal inventory mix at each individual store based on that store’s historical sales, lookup inquiries, and company internal search engines. We believe that we can improve store sales, gross profit margin and inventory turnover by tailoring individual store inventory mix based on SKU specific information.

Purchasing

Merchandise is selected from over 250 primary and approximately 350 special order suppliers and purchased for all stores by personnel at our corporate headquarters in Phoenix, Arizona. No one single supplier accounted for 10% or more of our purchases in fiscal 2007, 2006 or 2005. Our stores offer products with nationally recognized, well-advertised brand names, such as Armor All, Autolite, Castrol, Fel Pro, Fram, Goodyear, Havoline, Mobil, Monroe, Pennzoil, Prestone, Quaker State, RayBestos, Stant, Sylvania, Turtle Wax and Valvoline. In addition to brand name products, our stores carry a wide variety of high quality generic products. Most of our generic products are produced by nationally recognized manufacturers; therefore, we believe that our generic products are of a quality that is comparable to brand name products.

Our inventory management systems include the E-3 Advanced Warehouse Replenishment Buying System, which provides inventory movement forecasting based upon history, trend and seasonality. Combined with service level goals, vendor lead times and cost of inventory assumptions, the E-3 Buying System determines the timing and size of purchase orders. The vast majority of the dollar values of transactions are sent via electronic data interchange, with the remainder being sent by a computerized email or facsimile interface. Our store replenishment system generates orders based upon store on-hand and store model stock. This includes an automatic model stock adjustment system utilizing historical sales, seasonality and store presentation requirements. We can also allocate seasonal and promotional merchandise based upon a store’s history of prior promotional and seasonal sales.

Commercial Sales Program

In addition to our primary focus on serving the DIY consumer, we have significantly increased our marketing directed at the commercial or DIFM customer in the automotive replacement parts market. According to the AAIA, the commercial or DIFM market is estimated to have constituted in excess of 68% of the annual sales in the automotive aftermarket (excluding the sales of tires and services performed by DIFM professionals) in 2006 and, based on 2007 research by Lang Marketing Resources, Inc., in 2006 the DIFM market grew at a slightly faster rate than the DIY market relative to the prior year (2005). Our commercial sales program, which is intended to facilitate greater penetration of the DIFM market, is targeted toward professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers with auto repair facilities and other commercial repair outlets located near our stores.

We have made a significant commitment to this portion of our business and upgraded the information systems capabilities available to our commercial sales organization. In addition, we employ one district sales manager for every approximately six stores with a commercial sales center. The district sales manager is responsible for servicing existing and developing new commercial accounts. In addition, at a minimum, each commercial sales center has a dedicated in-store salesperson, driver and delivery vehicle.

We have developed commercial marketing programs to reward our commercial customers and provide value added services to their clients. One such program is our “ProShop NASCAR Performance Network” (“PNPN”). This program is a co-branded membership program between CSK ProShop and the National Association for Stock Car Auto Racing (“NASCAR”) that provides to our commercial customers nationwide repair warranty service supported by over 30,000 participating repair shops throughout the U.S. and, among other benefits, a comprehensive marketing and advertising package allowing our commercial customers to market themselves using the NASCAR and CSK ProShop co-branded logo. The PNPN program also gives our commercial customers a chance to participate in special promotions and incentives from NASCAR licensed brands like Goodyear, Raybestos, BWD and Autolite.

We believe we are well positioned to effectively and profitably service commercial customers, who typically require a higher level of customer service and broader product availability than the DIY customer. The commercial market has traditionally been serviced primarily by jobbers. However, automotive specialty retailing chains, such as CSK, have continued to increase their share of the commercial market. We believe we have significant competitive advantages in servicing the commercial market because of our user-friendly information systems developed specifically for our DIFM business, as well as our experienced sales associates, conveniently located stores, attractive pricing and ability to consistently deliver a broad product offering with an emphasis on national brand names.

As of February 3, 2008, we operated commercial sales centers in 737 of our 1,349 stores. Our sales to commercial accounts (including sales by stores without commercial sales centers) were $340.5 million and $320.2 million in fiscal 2007 and 2006, respectively. On a comparable store basis, our commercial sales increased approximately 6% in fiscal 2007. We believe there is opportunity for further commercial sales growth in all of our markets.

Advertising

We support our marketing and merchandising strategy primarily through print and radio advertising, in-store promotional displays and targeted direct mail programs. The print advertising is primarily comprised of color circulars and “spadea,” which are wrapped around Sunday newspaper comics sections. We also advertise on radio to support print advertising events and to reinforce our image and name recognition. Advertising efforts include Spanish language radio and billboards as well as bilingual print advertising and store signage. In-store signs and displays are used to promote products, identify departments, and to announce store specials. We also sponsor Major League Baseball in major markets throughout our trade area and a National Hot Rod Association (“NHRA”) Powerade Championship Series® nitro funny car team, and have been designated the Official Auto Parts Store of the NHRA.

Websites

Our websites include the following:

•	http://www.cskauto.com;

•	http://www.cskautoparts.com;

•	http://www.checkerauto.com;

•	http://www.schucks.com;

•	http://www.kragen.com; and

•	http://www.murraysdiscount.com.

Associates

As of February 3, 2008, we employed approximately 9,100 full-time associates and approximately 5,697 part-time associates. Approximately 86% of our personnel are employed in store level operations, 8% in distribution and 6% in our corporate headquarters.

For at least the past 10 years, we have not experienced any significant labor disruption and we believe that our labor relations are good. Except for a limited number of our stores in the Northern California market, whose associates have been represented by a union for many years, none of our personnel are represented by a labor union.

Competition

We compete in both the DIY and DIFM markets of the automotive aftermarket industry, which is highly fragmented and generally very competitive. We compete primarily with national and regional retail automotive parts chains (such as AutoZone, Inc., The Pep Boys — Manny, Moe and Jack, O’Reilly Automotive, Inc. and Advance Auto Parts, Inc.), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as NAPA and CARQUEST), automobile dealers, and discount stores and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). As the largest specialty retailer of automotive parts and accessories in the Western United States based on store count, we believe we have certain competitive advantages over smaller retail chains and independent operators. These advantages include: (1) our brand name recognition as a trusted source of automotive parts and accessories, (2) our ability to make available a broad selection of products on a timely basis, (3) marketing and distribution efficiencies achieved from economies of scale, and (4) our efficient store level information and distribution systems. We also believe that we enjoy a competitive advantage over mass merchandisers due to our convenient locations, our focus on automotive parts and accessories and our knowledgeable sales associates.

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

Warehouse and Distribution

Our warehouse and distribution system utilizes bar coding, radio frequency scanners and sophisticated conveyor and put-to-light systems. In all our distribution centers, we operate with metric based incentive programs measuring accuracy, safety and productivity. These metric based programs have contributed significantly to improved efficiencies in labor productivity and other areas of focus in our distribution centers. Each store is currently serviced by one of our four main distribution centers, with the four regional distribution centers handling bulk materials, such as oil and antifreeze. All of our merchandise is shipped from the vendors to our distribution centers, with the exception of batteries and certain other products, which are shipped directly to stores by the vendor. In fiscal 2007, we completed an approximately 80,000 square foot expansion of our Phoenix, Arizona distribution center.

International Trade

To help protect ourselves against difficulties of bringing imported goods into the United States, we have participated in the U.S. Customs and Border Protection (“CBP”) worldwide supply chain security initiative and have achieved a Customs — Trade Partnership Against Terrorism (“C-TPAT”) member status with the CBP. Among other benefits to C-TPAT members, our imported containers have experienced reduced border wait time, compared to containers belonging to importers that have not voluntarily participated in this CBP partnership program.

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

Environmental laws and regulations have not had a material impact on our operations to date, but there can be no assurance that compliance issues relative to such laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the future.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of April 11, 2008. Below the table appears a brief account of each executive officer’s business experience. Our executive officers also have the same titles at our subsidiary, CSK Auto, Inc.

Certain executive officers who were employed by the Company during fiscal 2007 are no longer employed by the Company. James B. Riley, the Company’s former Chief Financial Officer, resigned from the Company effective at the end of June 2007. Steven L. Korby, who has worked for the Company as a consultant since July 2006, was the Company’s interim Chief Financial Officer until the Company hired Mr. James D. Constantine as a permanent replacement for Mr. Riley in November 2007. Also, the Company’s former Chief Executive Officer, Maynard Jenkins, retired from the Company on August 15, 2007. Upon Mr. Jenkins’ retirement, Mr. Lawrence Mondry was appointed as the Company’s President and Chief Executive Officer.

Name	Age	Position

Lawrence N. Mondry	47	President, Chief Executive Officer and Director
James Constantine	55	Executive Vice President of Finance and Chief Financial Officer
Dale Ward	58	Executive Vice President — Operations
Brian Woods	37	Executive Vice President — Merchandising
Michael Bryk	53	Senior Vice President of Finance and Controller
Larry Buresh	63	Senior Vice President and Chief Information Officer
Larry Ellis	53	Senior Vice President — Logistics
Greg Langdon	53	Senior Vice President — Store Operations
Randi V. Morrison	43	Senior Vice President, General Counsel and Secretary
John Saar	57	Senior Vice President — Real Estate and Human Resources

Lawrence N. Mondry became our President and Chief Executive Officer and a director on August 15, 2007. Mr. Mondry has over 20 years experience in merchandising and executive management positions in the multi-unit specialty retailing industry. Most recently, he served as the Chief Executive Officer of CompUSA Inc., a retailer and reseller of personal computers and related products and services, from November 2003 to May 2006. He had served as President and Chief Operating Officer of CompUSA Stores since March 2000. From December 1993 to March 2000, he served as Executive Vice President — Merchandising and, from 1990 to December 1993, as Senior Vice President and General Merchandise Manager. Mr. Mondry began his retail career in 1983 with Highland Superstores, a multi-regional consumer electronics retailer, where he held various merchandising positions including Vice President, National Merchandise Manager. Mr. Mondry currently serves on the board of directors of Micron Technology, Inc.

James Constantine became our Executive Vice President of Finance and Chief Financial Officer in November 2007. From 2006 to November 2007, Mr. Constantine was Senior Vice President and Chief Financial Officer of ShopKo Stores Operating Co., a retailer of goods and services with stores located throughout the Midwest, Mountain and Pacific Northwest regions. From 2000 to 2005, Mr. Constantine was Executive Vice President, Chief Financial and Administrative Officer of Factory Card & Party Outlet, a specialty retailer of party and special occasion merchandise. Prior to that, Mr. Constantine was Senior Assistant Treasurer for, and held various other managerial positions with, Sears, Roebuck and Co. from 1981 to 1999. From 1974 to 1981, he held various managerial positions with Deloitte & Touche LLP. Mr. Constantine holds a Masters of Business Administration from the University of Chicago and is a Certified Public Accountant.

Dale Ward became our Executive Vice President — Operations, with oversight responsibility for Store Operations and Commercial Sales in January 2008. Prior to this appointment, Mr. Ward was Executive Vice President overseeing Store Operations, Commercial Sales, Human Resources and Merchandising & Marketing from October 2006. Prior to this appointment, Mr. Ward served the Company in numerous roles, including Senior Vice President — Merchandising & Marketing since May 2005, Executive Vice President — Commercial Operations from October 2001 to May 2005 and Senior Vice President — Store Operations from March 1997 to October 2001. Prior to that, Mr. Ward served as Executive Vice President and Chief Operating Officer of Orchard Supply Hardware since April 1996. Mr. Ward served as President and Chief Executive Officer of F&M Super Drug Stores, Inc., a drugstore chain, from 1994 to 1995. He also served as President and Chief Executive Officer of Ben Franklin Stores, Inc., a variety and craft store chain, from 1988 to 1993 and as Chairman of Ben Franklin Crafts Inc., a craft store chain, from 1991 to 1993.

Brian Woods became our Executive Vice President — Merchandising in August 2007. Before joining CSK Auto, Mr. Woods was employed by CompUSA, a retailer and reseller of personal computers and related products and services, for fifteen years and served in a variety of executive and management positions. From October 2003 to February 2007, he served as Executive Vice President and General Merchandising Manager. Prior to that, from March 2000 to October 2003, he held the position of Vice President of Technology Services.

Michael Bryk became our Senior Vice President of Finance and Controller in October 2007. Mr. Bryk served for fourteen years in a variety of financial executive and management positions with CompUSA, a retailer and reseller of personal computers and related products and services. In particular, from February 2007 through September 2007, he served as Executive Vice President and Chief Financial Officer. From 2002 through February 2007, he served as Vice President — Finance and Administration. Prior to that, from 2000 to 2002, he served as Vice President — Controller. Before joining CompUSA in 1993, Mr. Bryk served as the Chief Financial Officer and in other finance management capacities while employed with other consumer product retailers in the Midwestern and Southeastern United States.

Larry Buresh became our Senior Vice President and Chief Information Officer in November 1998. Prior to that, Mr. Buresh was Vice President and Chief Information Officer of Chief Auto Parts, Inc. from 1995 to November 1998. From 1994 to 1995, Mr. Buresh was Senior Director of Central Information Services for Sears, Roebuck & Co. From 1986 to 1994, Mr. Buresh was Vice President and Chief Information Officer of Frank’s Nursery & Crafts, Inc. Prior to that, Mr. Buresh was Vice President of Management Information Services for Ben Franklin Stores Company. Mr. Buresh is also a director of Service Repair Solutions (formerly Mobile Productivity Incorporated) and Association for Retail Technology Standards.

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

Greg Langdon became our Senior Vice President — Store Operations in February 2008. Mr. Langdon has more than thirty-five years of retail store operations management experience. Most recently, Mr. Langdon served as Vice President and Divisional Vice President — Operations since October 2005, and Regional Vice President — Operations between October 1999 and October 2005. Mr. Langdon began his career with CSK Auto in May 1986 and, before joining CSK, worked for Sears and Roebuck for thirteen years in a variety of management positions.

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

John Saar became our Senior Vice President — Real Estate and Human Resources in January 2008. Prior to that, Mr. Saar served as Senior Vice President — Commercial Sales since October 2006 and Divisional Vice President since 2001. Mr. Saar has more than 35 years of tenure with the Company and has served in various management and senior management roles with responsibility for real estate, human resources, store operations and other functions.

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

Available Information and Exchange Certifications

In addition to this Annual Report, we file quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). All documents that are filed with the SEC are available free of charge on the CSK Auto corporate website at www.cskauto.com. Also, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. We also post our corporate governance guidelines, code of business conduct and ethics and the charters of the committees of our Board of Directors on our website. Any amendments to, or waivers from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, controller, or persons performing similar functions will be disclosed by posting such information on our website. The reference to our website address does not constitute incorporation by reference of the information contained on our website and such information should not be considered part of this document.

The New York Stock Exchange (“NYSE”) requires that the Chief Executive Officer of each listed company certify annually to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of such certification. The Company submitted the certification of its Chief Executive Officer with its 2007 Annual Written Affirmation to the NYSE on December 10, 2007.

We included the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Section 302 of SOX and related SEC rules, relating to the quality of the Company’s public disclosure, in this Annual Report as Exhibits 31.1 and 31.2.

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

Risks Related to the Merger Agreement

The failure of the Acquisition to close could have material adverse consequences for the Company.

The Company has focused a great deal of internal resources on the strategic review process and the review of strategic initiatives that culminated in the execution of the Merger Agreement and will continue to focus resources on the consummation of the Merger Agreement. The Merger Agreement contains many conditions to its consummation as summarized under Item 1, “Business.” Should the Acquisition fail to close for any reason and the Company be unable to promptly pursue other strategic alternatives, the Company could be left in a materially weaker position than it might have been if it never commenced the processes that led to the execution of the Merger Agreement, including as a result of employee departures in anticipation of the Acquisition. In addition, if the Acquisition does not close, prior to the end of the first quarter of fiscal 2009, the Company expects that it would need to obtain a waiver or amendment of certain covenants in its Term Loan Facility, which, if not attainable upon reasonably satisfactory terms, could have adverse effects on the Company in fiscal 2008 as described below under “Risks Related to Our Financial Condition — Our failure to Comply with the covenants contained in our Debt Agreements could have a material effect on us.” In addition, if the Acquisition is not completed, the price of the Company’s common stock may decline, as the market price of the Company’s common stock increased significantly upon the announcement of the Acquisition.

Risks Related to Our Internal Controls

We have identified material weaknesses in our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by SOX 404, management has conducted an assessment of our internal control over financial reporting, identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of February 3, 2008. For a detailed description of our material weaknesses, see Item 9A, “Controls and Procedures.” Our material weaknesses result in more than a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weaknesses identified, including the significant turnover of Finance organization personnel and use of consultants to augment the Company’s accounting staff, there is a risk of additional errors not being prevented or detected timely, which could result in a material misstatement of our published financial statements. In addition, it is possible that other material weaknesses may be identified.

Although we have remediated several material weaknesses previously identified, we have extensive work remaining to remedy the material weaknesses and other deficiencies we have determined exist at February 3, 2008. We are in the process of implementing a full work plan for remedying the identified material weaknesses, and this work will continue during fiscal 2008. There can be no assurance as to when the remediation will be completed. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts. There will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC, that a default under our debt agreements could occur as a result of delays and that our future financial statements could contain errors that will be undetected.

The continuing existence of material weaknesses in our internal control over financial reporting and the frequency of our restatements of our financial statements may make it more difficult and expensive to refinance our capital structure.

In 2006 we entered into a Term Loan Facility. Should we desire to refinance our Term Loan Facility or to otherwise issue securities, the continued existence of our material weaknesses and the fact that we have restated our financial statements twice in the last three years may make it more difficult for us to do so and may increase the cost of doing so. Both the continued exposure to floating rate interest rates through the Term Loan Facility and our Senior Credit Facility and the increased costs associated with any refinancing of the Term Credit Facility could have negative impacts on our results of operations and financial condition.

Risks Related to Our Fiscal 2006 Audit Committee-led Investigation and Prior Restatement of Historical Financial Statements

Pending and future governmental inquiries may adversely affect us, the trading prices of our securities and our ability to access the capital markets.

Our fiscal 2006 Audit Committee-led investigation and the related restatement of historical financial statements is summarized under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Significant Events.” During the course of our Audit Committee-led investigation conducted in fiscal 2006 and following its substantial completion, representatives of the Audit Committee and its advisors shared with the SEC the conclusions of such investigation. The Company continues to share information with the SEC and believes it is cooperating fully with the agency in its formal investigation. In addition, certain of our former and current executive officers, directors and other employees are or may be subject to investigation by the SEC in connection with these matters. During fiscal 2007, the U.S. Attorney’s office in Phoenix and the Department of Justice in Washington, D.C. indicated that they have opened an investigation related to historical accounting practices that were the subject of the Audit Committee-led investigation. Adverse developments in connection with these proceedings, including any expansion of their scope or a referral to and investigation by other governmental agencies, could negatively impact us and divert our resources and the focus of our management team from our ordinary business operations. In addition, we have incurred and we may continue to incur significant expenses associated with responding to these investigations (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be subject to such investigation(s)), and we may be required to pay criminal or civil fines, consent to injunctions on future conduct or suffer other penalties, any of which could have a material adverse effect on us. It is also possible that the existence, findings and outcome of these inquiries may have a negative impact on lawsuits that are pending or may be filed against us, the trading prices of our securities and our ability to access the capital markets. See Item 3, “Legal Proceedings” for a more detailed description of these proceedings.

We have been named as a defendant in a class action lawsuit that may adversely affect our financial condition, results of operations and cash flows.

We and certain of our former executive officers and current and former directors are defendants in a consolidated securities class action lawsuit. Our management’s attention may be diverted from our ordinary business operations by this lawsuit and we have incurred and we may continue to incur significant expenses associated with the defense of this lawsuit (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions). In addition, as a result of this lawsuit, we may be required to pay a judgment or settlement that could have a material adverse effect on our results of operations, financial condition, liquidity and our ability to meet our debt obligations. We recently entered into an agreement in principle to settle this class action lawsuit. See Item 3, “Legal Proceedings” for a more detailed description of these proceedings and the agreement in principle.

Potential indemnification obligations and limitations of our director and officer liability insurance could adversely affect us.

As discussed above and in Item 3, “Legal Proceedings,” several of our current and former directors, officers and employees are or may become the subject of criminal, administrative and civil investigations and lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify and are currently incurring expenses on the behalf of our current and former officers and employees and directors in relation to these matters. Some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies. If the Company incurs significant uninsured indemnity obligations in the future, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We compete primarily with the following types of businesses:

•	national and regional retail automotive parts chains;

•	wholesalers or jobber stores (including those associated with national parts distributors or associations, such as NAPA and CARQUEST);

•	automobile dealers; and

•	mass merchandisers and discounters that carry automotive replacement parts, maintenance items and accessories.

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

Increases in gasoline prices, as we experienced during fiscal 2007 and 2006, may also adversely affect our revenues because our customers may defer purchases of certain items as they use a higher percentage of their income to pay for gasoline. While we generally experience increased sales when temperatures are extreme, mild summer or winter temperatures may adversely affect our revenues. These factors could result in a decline in the customer traffic at our stores, which could adversely affect our business, financial condition, results of operations and cash flows.

A decrease in the demand for products we offer for sale could adversely affect our financial condition and results of operations.

Overall demand for products we sell depends on many factors and may decline for a number of reasons, including:

•	Improving or declining economic conditions — During periods of declining economic conditions, both DIY and DIFM customers may defer vehicle maintenance or repair. During periods of good economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own cars or consumers may opt to purchase new vehicles rather than service the vehicles they currently own.

•	Declining vehicle ages and numbers and improving parts quality — A decline in the average age of vehicles, in the number of cars on the road or the continued increase in the quality of auto parts could result in a reduction in the demand for our product offerings.

If any of these factors cause overall demand for the products we sell to decline, our business, financial condition, results of operations and cash flows could be adversely affected.

A decrease in the ability and willingness of our suppliers to supply products to us on favorable terms may have a negative impact on our business.

Our business depends on developing and maintaining productive relationships with our vendors and upon their ability and willingness to sell products to us on favorable price and other terms. Many factors outside our control may harm these relationships and the ability or willingness of these vendors to sell these products on such terms. For example, financial difficulties that some of our vendors may face may increase the cost of the products we purchase from them. In addition, our failure to pay promptly or order sufficient quantities of inventory from our vendors may increase the cost of products we purchase from them or may lead to their refusal to sell products to us at all. The trend towards consolidation among automotive parts suppliers may disrupt our relationship with some vendors. Any disruption in our vendor relationships or in our vendor operations, including those that could arise as a result of the Acquisition or because of concern about our compliance with the covenants contained in our credit facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We receive various payments, allowances, and discounts from our vendors based on, among other things, the volume of our product purchases or the services that we provide to them. These vendor discounts and allowances reduce our costs of sales when the corresponding product is sold. Monies received from the vendors include rebates, allowances, and promotional funds. Typically, these funds are dependent on purchase volumes and advertising plans. The amounts to be received are subject to changes in market conditions, vendor marketing strategies, and changes in the profitability or sell-through of the related merchandise. Any material change in, or failure to obtain vendor allowances and discounts, such as might result from our failure to sell a sufficient quantity of the vendor’s products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are concentrated in the Western United States, and therefore our business is subject to fluctuations when adverse conditions occur in that region.

The overwhelming majority of our stores are located in the Western United States. As a result of this geographic concentration, we are subject to regional risks such as the economy, weather conditions, power outages, cost of electricity, earthquakes and other natural disasters. In recent years, certain areas in which we operate have experienced economic recessions and extreme weather conditions. Although temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products, unusually severe weather can reduce sales by causing deferral of elective maintenance. Because our business is somewhat seasonal, inclement weather occurring during traditionally peak selling months may harm our business. Several of our competitors operate stores across the United States and, therefore, may not be as sensitive to such regional risks.

War or acts of terrorism or the threat of either may have a negative impact on our financial condition, results of operations and cash flows.

War or acts of terrorism or the threat of either may have a negative impact on our results of operations by making it more difficult to obtain merchandise available for sale in our stores. In fiscal 2007, we imported approximately 6% of our merchandise directly from other countries, primarily China. If imported goods become difficult or impossible to bring into the United States and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected. To help protect ourselves against difficulties of bringing imported goods into the United States, we have participated in the CBP worldwide supply chain security initiative and have achieved a C-TPAT member status with the CBP. Among other benefits to C-TPAT members, our imported containers have experienced reduced border wait time, compared to the containers belonging to importers that have not voluntarily participated in this CBP partnership program. If we are unable to maintain our current C-TPAT status it would increase the time it takes to get products into our stores. In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores, which could result in a diminished ability to meet our customer demand. War or acts of terrorism or the threat of either may negatively affect the economy and may also cause the number of vehicle miles to decrease, the price of gasoline to increase and elective maintenance to be deferred.

Because we are involved in litigation from time to time, and are subject to numerous governmental laws and regulations, we could incur substantial judgments, fines, legal fees and other costs.

We currently and from time to time face complaints or litigation incidental to the conduct of our business, including asbestos and similar product liability claims, slips and falls, and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. In some cases, the damages claimed against us are substantial. We accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. Although we maintain liability insurance for some litigation claims, if one or more of the claims greatly exceed our coverage limits or our insurance policies do not cover a claim, it could have a material adverse effect on our business and operating results. We are also currently subject to a securities class action lawsuit that is not incidental to our business and is described in greater detail below. See Item 3, “Legal Proceedings” in this Annual Report.

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

Risks Related to our Financial Condition

We are highly leveraged and, in fiscal 2007, we had higher annual interest costs than we had in fiscal 2006. As of February 3, 2008, we had an aggregate of approximately $487 million of outstanding indebtedness under our Senior Credit Facility, our Term Loan Facility and the indenture under which $100.0 million of our 6 3/4% Notes were issued (collectively, the “Debt Agreements”). Our substantial debt could adversely affect our business, financial condition and results of operations in many ways, including those set forth below.

Our substantial debt and increased interest payment obligations could adversely affect our financial health, undermine our ability to grow and operate profitably and prevent us from fulfilling our obligations under the Debt Agreements.

The degree to which we are leveraged and the increased interest rates resulting from the refinancing of most of our indebtedness in fiscal 2006 and the amendments to our Term Loan Facility in fiscal 2007 could subject us to the following risks:

•	it may be more difficult to meet our payment and other obligations;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired in the future;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes;

•	the majority of our indebtedness, including our Senior Credit Facility and Term Loan Facility, carries variable rates of interest, and our interest expense could increase if interest rates in general increase;

•	we are substantially more leveraged than some of our competitors, which might place us at a competitive disadvantage to those competitors who have lower debt service obligations and significantly greater operating and financial flexibility than we do;

•	we may not be able to adjust rapidly to changing market conditions;

•	we may be more vulnerable in the event of a downturn in general economic conditions or in our business;

•	our failure to comply with the financial and other restrictive covenants governing our other Debt Agreements, which, among other things, require us to maintain certain financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or our prospects. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Factors Affecting Liquidity and Capital Resources — Debt Covenants;” and

•	a credit rating downgrade may increase the cost of refinancing our existing debt or obtaining additional financing in the future.

Any of the above-listed factors could have an adverse effect on our business, financial condition, results of operations, and the price of our common stock.

Our failure to comply with the covenants contained in our Debt Agreements could have a material effect on us.

Our credit facilities require us to maintain certain financial ratios. Failure to comply with these ratios or other financial or restrictive covenants could result in an event of default under the applicable credit facility, which could result in a default or acceleration of all of our other indebtedness, which acceleration, if it occurs, would have a material adverse effect on us. In particular, our Term Loan Facility contains a maximum leverage ratio with which we do not expect to be able to comply beginning with the first quarter of fiscal 2009.

In addition to having the potential to cause a default under the Term Loan Facility at the end of the first quarter of 2009, if we fail to obtain a waiver for amendment of that covenant prior to the completion of our financial statements for the first quarter of fiscal 2008, our belief that it is probable that this covenant will not be satisfied for the first quarter of fiscal 2009 will require us to classify substantially all of our indebtedness as current liabilities at May 4, 2008 (the end of the Company’s first quarter of fiscal 2008). The classification of all such indebtedness as current liabilities (i.e., due within twelve months) will not cause a default under our borrowing agreements. However, such reclassification could have adverse consequences upon our relationships with and the credit terms upon which we do business with our vendors although we expect such consequences, if any, to be limited due to the expected closing of the Exchange Offer in the second quarter of fiscal 2008. Furthermore, beginning with the second quarter of fiscal 2008, we would be required to reduce (to twelve months) the time period over which we amortize debt issuance costs and debt discount relating to reclassified indebtedness, increasing the interest costs we report in our financial statements.

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

These restrictions could place us at a disadvantage relative to competitors that are not subject to such limitations.

In addition, a breach of the covenants, ratios, or restrictions contained in our Debt Agreements could result in an event of default thereunder. Upon the occurrence of such an event of default, the lenders under all of our Debt Agreements, or, in the case of the 6 3/4% Notes, the holders of such 6 3/4% Notes, could elect to declare all amounts outstanding under the agreements, together with accrued interest, to be immediately due and payable. If our lenders or the holders of the 6 3/4% Notes accelerate the payment of any of our indebtedness, we cannot assure you that our assets securing such debt would be sufficient to repay in full that indebtedness and our other indebtedness.

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

In addition, the market price for our common stock could be subject to significant fluctuation based on rumors and events relating to the Acquisition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information concerning our principal leased facilities as of February 3, 2008:

				Number
			Square	of Stores
Facility	Location	Area Served	Footage	Served

Distribution Centers:
Distribution center(1)	Dixon, CA	California, Nevada, Washington, Oregon, Idaho, Alaska, Hawaii	325,500	544
Distribution center(2)	Phoenix, AZ	Arizona, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, South Dakota, Texas, Utah, Wyoming	353,504	582
Office, warehouse and distribution center	Mendota Heights, MN	Michigan, Minnesota, North Dakota, South Dakota, Wisconsin	124,783	94
Office, warehouse and distribution center(3)	Belleville, MI	Illinois, Indiana, Michigan, Ohio	352,009	137
Corporate Facilities:
Corporate office	Phoenix, AZ	All	127,810	—
Corporate warehouse and mail center	Phoenix, AZ	Arizona, Colorado, Washington	52,087	—
Regional Distribution Centers:
Regional distribution center	Auburn, WA	Washington, Oregon, Idaho, Alaska	81,761	192
Regional distribution center	Aurora, CO	Colorado, Wyoming, South Dakota	34,800	88
Regional distribution center	Clearfield, UT	Colorado, Utah, Idaho, Wyoming, Montana, Oregon	60,000	98
Regional distribution center	Commerce, CA	California	75,000	205
Return Centers:
Returns center	Phoenix, AZ	Arizona, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, South Dakota, Texas, Utah, Wyoming	69,796	582
Returns center	West Sacramento, CA	California, Nevada, Washington, Oregon, Idaho, Alaska, Hawaii	65,400	544

(1)	Subject to time period and other restrictions, we have the ability to expand the Dixon distribution center by 161,000 square feet should the need arise.

(2)	In fiscal 2007, we completed an approximately 80,000 square foot expansion of our Phoenix, Arizona distribution center (included in the square footage noted above).

(3)	The distribution center in Belleville is approximately 285,000 square feet and currently services 137 stores. This distribution facility has the capacity to service approximately 400 stores.

As of February 3, 2008, all but one of our operating stores was leased. The expiration dates (including renewal options) of the store leases are summarized as follows:

Number of
Years	Stores

2008 — 2009	72
2010 — 2011	43
2012 — 2013	67
2014 — 2020	384
2021 — 2030	611
2031 — thereafter	171

1,348

Additional information regarding our facilities appears in Item 1, “Business,” under the captions “Store Operations,” “Store Formats,” and “Warehouse and Distribution.”

Item 3.	Legal Proceedings

Securities Class Action Litigation

On June 9 and 20, 2006, two shareholder class actions alleging violations of the federal securities laws were filed in the United States District Court for the District of Arizona against the Company and four of its former officers: Maynard Jenkins (who also was a director), James Riley, Martin Fraser and Don Watson. The cases are entitled Communication Workers of America Plan for Employees Pensions and Death Benefits v. CSK Auto Corporation, et al., No. CV-06-1503 PHX DGC (“Communication Workers”) and Wilfred Fortier v. CSK Auto Corporation, et al., No. CV-06-1580 PHX DGC. The cases were consolidated on September 18, 2006 with Communication Workers as the lead case. The consolidated actions have been brought by lead plaintiff Communication Workers of America Plan for Employee Pensions and Death Benefits (the “Lead Plaintiff”) on behalf of a putative class of purchasers of CSK Auto Corporation stock between March 20, 2003 and April 13, 2006, inclusive. Lead Plaintiff filed an Amended Consolidated Complaint on November 30, 2006. Lead Plaintiff voluntarily dismissed James Riley by not naming him as a defendant in the Amended Consolidated Complaint. The Company and Messrs. Jenkins, Fraser and Watson (collectively referred to as the “Defendants”) filed motions to dismiss the Amended Consolidated Complaint, which the court granted on March 28, 2007. The court allowed Lead Plaintiff leave to amend its complaint, and it filed its Second Amended Consolidated Complaint on May 25, 2007.

The Second Amended Consolidated Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Second Amended Consolidated Complaint alleges that Defendants issued false statements before and during the putative class period about the Company’s income, earnings and internal controls, allegedly causing the Company’s stock to trade at artificially inflated prices during the putative class period. It seeks an unspecified amount of damages. Defendants filed motions to dismiss the Second Amended Consolidated Complaint on July 13, 2007. On September 27, 2007, the court issued an order granting the motion to dismiss Mr. Fraser with prejudice and denying the motions to dismiss the Company and Messrs. Jenkins and Watson. On October 24, 2007 the court issued a scheduling order setting forth a pretrial schedule that contemplates a trial, if necessary, in March 2009. Lead Plaintiff filed its motion to certify the class on January 18, 2008 and the Company filed its response on February 15, 2008. Lead Plaintiff filed its reply in support of its motion for class certification on March 14, 2008. A hearing on the motion was scheduled to take place on March 21, 2008.

Before the hearing on March 21, 2008, and as a result of ongoing settlement discussions, Lead Plaintiff and the defendants (including the Company) reached an agreement in principle to settle the case. Pursuant to the agreement in principle, the settlement amount will be $10.0 million in cash (which the Company expects will be paid by its directors and officers liability insurance) and $1.7 million in the Company’s stock (to be contributed by the Company and valued at the closing price on March 20, 2008). The Company would also pay interest on the cash portion of the settlement at the rate of 5% per annum to the extent that it is not deposited into the settlement escrow account within 30 days of March 21, 2008. The agreement in principle also includes certain corporate governance and contracting policy terms that would apply so long as the Company remains an independent company. The court has scheduled a hearing on preliminary approval of the settlement on April 22, 2008. See Note 22 — Subsequent Events in the notes to the audited consolidated financial statements included in Item 8 of this Annual Report for additional information.

Shareholder Derivative Litigation

On July 31, 2006, a shareholder derivative suit was filed in the United States District Court for the District of Arizona against certain of CSK’s former officers and certain current and former directors. The Company was a nominal defendant. On June 11, 2007, plaintiff filed a Second Amended Complaint alleging claims under Section 304 of the Sarbanes-Oxley Act of 2002 and for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Second Amended Complaint sought, purportedly on behalf of the Company, damages, restitution, and equitable and injunctive relief. On June 22, 2007, the Company filed a motion to dismiss the Second Amended Complaint for failure to plead demand futility adequately or, in the alternative, to stay the case until the shareholder class action litigation is resolved. The individual defendants joined in the Company’s motion. On August 24, 2007, the court granted the Company’s motion to dismiss the suit based on plaintiff’s failure to adequately plead demand futility. The court entered a judgment in defendants’ favor on October 22, 2007. Plaintiff did not file a notice of appeal in the 30 days allowed for doing so, and the judgment in defendants’ favor is now final.

Governmental Investigations

The SEC is conducting an investigation related to certain historical accounting practices of the Company. On November 27, 2006, the SEC served a subpoena on the Company seeking the production of documents from the period January 1, 1997 to the date of the subpoena related primarily to the types of matters identified in the Audit Committee-led investigation, including internal controls and accounting for inventories and vendor allowances. On December 5, 2006, the SEC also served document subpoenas on Messrs. Jenkins, Fraser and Watson. Since that time, the SEC has served subpoenas for documents and testimony on, and requested testimony from, current and former employees, officers, directors and other parties it believes may have information relevant to the investigation. The Company’s Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation. In addition, the U.S. Attorney’s office in Phoenix (the “USAO”) and the Department of Justice in Washington, D.C. (the “DOJ”) have opened an investigation related to these historical accounting practices. Counsel for the Company’s Audit Committee has met with the USAO and DOJ and has shared with them requested information from the Audit Committee-led investigation. At this time, we cannot predict when these investigations will be completed or what their outcomes will be.

Other Litigation

During fiscal 2007, we accrued approximately $1.5 million for the estimated costs of settling various regulatory compliance matters relating to our operating practices. We do not believe these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We held our Combined 2006 and 2007 Annual Meeting of Stockholders on November 8, 2007. The following are the results of certain matters voted upon at the meeting:

I. Stockholders elected seven directors to serve until our 2008 Annual Meeting of the Stockholders. The stockholders voted as follows:

Directors	Votes for	Withheld

Lawrence N. Mondry	39,533,001	757,800
James G. Bazlen	38,725,609	1,565,192
Morton Godlas	38,777,688	1,513,113
Terilyn A. Henderson	38,777,949	1,512,852
Charles K. Marquis	39,481,549	809,252
Charles J. Philippin	38,782,175	1,508,626
William A. Shutzer	38,693,607	1,597,194

There were no broker non-votes with respect to the election of directors.

II. Stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending February 3, 2008. The stockholders voted as follows:

For: 38,891,131	Against: 1,388,750	Abstain: 10,920	Broker non-vote: 3,838,281

III. Stockholders approved an amendment to the Company’s 2004 Stock and Incentive Plan to increase the total number of shares of common stock available for issuance under the Plan by 1,500,000 shares. The stockholders voted as follows:

For: 33,921,318	Against: 3,355,777	Abstain: 212,932	Broker non-vote: 6,639,053

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price

Our common stock has been listed on the New York Stock Exchange under the symbol CAO since March 12, 1998. As of April 11, 2008, there were 44,033,363 shares of our common stock outstanding and there were 48 record holders of our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange.

	Price Range of Common Stock
	High	Low

Fiscal 2007:
First Quarter	$17.83	$16.27
Second Quarter	19.14	12.42
Third Quarter	13.95	10.03
Fourth Quarter	10.72	3.96
Fiscal 2006:
First Quarter	$16.84	$12.23
Second Quarter	13.29	10.71
Third Quarter	15.90	10.62
Fourth Quarter	17.27	15.17

Performance Graph

The following graph reflects the cumulative stockholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period from February 2, 2003 through February 3, 2008, in comparison with the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s SmallCap Specialty Stores Index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock. The performance graph shall not be deemed to be incorporated by reference into our SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CSK Auto, Inc., The S&P 500 Index
And The S&P SmallCap Specialty Stores

* $100 invested on 2/2/03 in stock or 1/31/03 in index-including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Source: Research Data Group, Inc.

	2/2/03	2/1/04	1/30/05	1/29/06	2/4/07	2/3/08
CSK Auto, Inc.	100.00	196.28	154.73	159.96	165.59	90.34
S&P 500	100.00	134.57	142.96	157.79	180.70	176.52
S&P SmallCap Specialty Stores	100.00	191.32	191.27	199.52	229.87	144.64

Dividends

We have not paid any dividends on our common stock during the fiscal years shown above. We currently do not intend to pay any dividends on our common stock.

CSK Auto Corporation is a holding company with no business operations of its own. It therefore depends upon payments, dividends and distributions from Auto, its wholly owned subsidiary, for funds to pay dividends to our stockholders. Auto currently intends to retain its earnings to fund its working capital, debt repayment and capital expenditure needs and for other general corporate purposes. Auto has no current intention of paying dividends or making other distributions to us in excess of amounts necessary to pay our operating expenses and taxes. The Senior Credit Facility, Term Loan Facility and the indenture under which the 6 3/4% Notes were issued contain restrictions on Auto’s ability to pay dividends or make payments or other distributions to us. See Note 10 — Long-Term Debt to the consolidated financial statements included in Item 8 of this Annual Report.

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

	Fiscal Year(1)
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts and selected store data)

Statement of Operations Data
Net sales	$1,851,647	$1,907,776	$1,651,285	$1,604,991	$1,606,731
Cost of sales	984,649	1,011,712	864,674	839,564	904,090

Gross profit	866,998	896,064	786,611	765,427	702,641
Operating and administrative	804,265	788,400	653,471	629,309	624,557
Investigation and restatement costs(2)	12,348	25,739	—	—	—
Securities class action settlement(8)	11,700	—	—	—	—
Store closing costs(3)	1,983	1,487	2,903	2,229	12,522

Operating profit	36,702	80,438	130,237	133,889	65,562
Interest expense	54,163	48,767	33,599	33,851	52,754
Loss on debt retirement(4)	—	19,450	1,600	1,026	49,494

Income (loss) before income taxes and cumulative effect of change in accounting principle	(17,461)	12,221	95,038	99,012	(36,686)
Income tax expense (benefit)	(6,309)	4,991	37,248	39,450	(14,738)

Income (loss) before cumulative effect of change in accounting principle	(11,152)	7,230	57,790	59,562	(21,948)
Cumulative effect of change in accounting principle, net of tax(5)	—	(966)	—	—	—

Net income (loss)	$(11,152)	$6,264	$57,790	$59,562	$(21,948)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.25)	$0.16	$1.30	$1.30	$(0.48)
Cumulative effect of change in accounting principle(5)	—	(0.02)	—	—	—

Net income (loss) per share	$(0.25)	$0.14	$1.30	$1.30	$(0.48)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.25)	$0.16	$1.29	$1.29	$(0.48)
Cumulative effect of change in accounting principle(5)	—	(0.02)	—	—	—

Net income (loss) per share	$(0.25)	$0.14	$1.29	$1.29	$(0.48)

Shares used in computing basic per share amounts	43,971	43,877	44,465	45,713	45,658

Shares used in computing diluted per share amounts	43,971	44,129	44,812	46,002	45,658

	Fiscal Year(1)
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts and selected store data)

Other Data
Commercial sales(6)	$340,545	$320,188	$296,159	$270,812	$271,397

Selected Store Data
Number of stores (end of period)	1,349	1,332	1,277	1,134	1,114
Percentage increase (decrease) in comparable store net sales(7)	(3)%	(1)%	—%	(1)%	6%
Balance Sheet Data (end of period)
Cash and cash equivalents	$16,520	$20,169	$17,964	$56,229	$36,982
Total assets	1,138,690	1,151,762	1,140,034	957,151	969,588
Total debt (including current maturities)	519,188	531,501	577,594	508,877	534,654
Stockholders’ equity	164,538	171,510	156,157	120,139	81,497

(1)	Our fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31 and is named for the calendar year just ended. All fiscal years presented had 52 weeks except fiscal 2006, which had 53 weeks.

(2)	As further discussed in Note 21 — Legal Matters in the notes to the audited consolidated financial statements included in Item 8 of this Annual Report, we incurred approximately $12.3 million and $25.7 million in legal, accounting consultant and audit fees in fiscal 2007 and fiscal 2006, respectively, for matters related to the fiscal 2006 Audit Committee-led investigation and the related restatement of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 29, 2006 filed May 1, 2007 and completion of our delinquent SEC filings for fiscal 2006.

(3)	Amounts relate to costs incurred in connection with the closure of existing stores. During fiscal 2003, we incurred $12.2 million associated with the reversal of the reserve established under Emerging Issues Task Force (“EITF”) No. 94-3 and the establishment of a new closed store reserve on the basis of our change in exit strategy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

(4)	In fiscal 2006, we purchased all of our 7% senior subordinated notes, repaid our 3 3/8% exchangeable notes and made a payment on termination of an interest rate swap related to our 7% senior subordinated notes, which resulted in an aggregate loss on debt retirement of $19.5 million. The $1.6 million loss on debt retirement in fiscal 2005 resulted from the write-off of certain deferred financing fees associated with our former credit facility, which was repaid. During fiscal 2004, we recorded a loss on debt retirement of $1.0 million as a result of the redemption of the $15.0 million remaining balance of our 12% senior notes. During fiscal 2003, we recorded a loss on debt retirement of $49.5 million primarily due to the early redemption of 94% of our 12% senior notes.

(5)	In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize the grant-date fair value of stock options and other equity-based compensation in the income statement. The Company adopted SFAS No. 123R during fiscal 2006 using the modified prospective method. In addition to stock options and restricted stock, the Company granted incentive units in fiscal 2005 under a long-term incentive plan (the “LTIP”) for its senior executive officers, which are classified as liability awards, and as such, the transition rule under SFAS No. 123R requires that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the liability that would have been recorded under the fair value method at the date of adoption, net of any related tax effect, as the cumulative effect of a change in accounting principle. As of January 30, 2006, we recognized a cumulative effect of a change in accounting principle of approximately $1.0 million, net of $0.6 million tax benefit, associated with the LTIP.

(6)	Represents sales to commercial accounts, including sales from stores without commercial sales centers.

(7)	Comparable store net sales data is calculated based on the change in net sales commencing after the time a new store has been open 12 months or an acquired store has been owned by the Company and open for 12 months. Therefore, sales for the first 12 months a new store is open or an acquired store has been owned are not included in the comparable store calculation. Stores that have been relocated are included in the comparable store sales calculations immediately.

(8)	Amount relates to the agreement in principle reached to settle a securities class action lawsuit. See Note 21 — Legal Matters and Note 22 — Subsequent Events in the notes to the audited consolidated financial statements included in Item 8 of this Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Merger Agreement

On April 1, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with O’Reilly Automotive, Inc. (“O’Reilly”) and an indirect wholly-owned subsidiary of O’Reilly pursuant to which the Company is expected to become a wholly-owned subsidiary of O’Reilly (the “Acquisition”).

In order to effectuate the Acquisition, O’Reilly has agreed to commence an exchange offer (the “Exchange Offer”) pursuant to which each share of the Company’s common stock tendered in the Exchange Offer will be exchanged for (a) a number of shares of O’Reilly’s common stock equal to the “exchange ratio” (as calculated below), plus (b) $1.00 in cash (subject to possible reduction as described below). Pursuant to the Merger Agreement, the “exchange ratio” will equal $11.00 divided by the average trading price of O’Reilly’s common stock during the five consecutive trading days ending on and including the second trading day prior to the closing of the Exchange Offer; provided, that if such average trading price of O’Reilly’s common stock is greater than $29.95 per share, then the exchange ratio will be 0.3673, and if such average trading price is less than $25.67 per share, then the exchange ratio will be 0.4285. If such average trading price is less than or equal to $21.00 per share, the Company may terminate the Merger Agreement unless O’Reilly exercises its option to issue an additional number of its shares or increase the amount of cash to be paid such that the total value of O’Reilly common stock and cash exchanged for each share of the Company’s common stock is at least equal to $10.00 (less any possible reduction of the cash component of the offer price as described below).

Upon completion of the Exchange Offer, any remaining shares of the Company’s common stock will be acquired in a second-step merger at the same price at which shares of the Company’s common stock were exchanged in the Exchange Offer.

The Acquisition is expected to be completed during the second quarter of the Company’s fiscal year ending February 1, 2009 (“fiscal 2008”) and is subject to regulatory review and customary closing conditions, including that at least a majority of the Company’s outstanding shares of common stock be tendered in the Exchange Offer and the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Merger Agreement includes customary representations, warranties and covenants by the Company, including covenants (a) to cease immediately any discussions and negotiations with respect to an alternate acquisition proposal, (b) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (c) subject to certain exceptions, for the Company’s Board of Directors not to withdraw or modify its recommendation that the Company’s stockholders tender shares into the Exchange Offer. In addition, the Company has agreed to use reasonable best efforts to obtain appropriate waivers or consents under the Company’s credit or debt agreements and instruments if needed or if requested by O’Reilly to remedy any default or event of default thereunder that may arise after the date of the Merger Agreement (the “Credit Agreement Waivers”). The $1.00 cash component of the offer price for each share of the Company’s common stock tendered in the Exchange Offer will be subject to reduction in the event that the Company pays more than $3.0 million to its lenders in order to obtain any Credit Agreement Waivers. The Company does not anticipate any need to obtain any Credit Agreement Waivers prior to the anticipated closing of the Exchange Offer.

The Merger Agreement contains certain termination rights for both the Company and O’Reilly, including if the Exchange Offer has not been consummated or if the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has not occurred, in either case on or before the date that is 180 days after the date of the Merger Agreement, and provisions that permit termination in connection with the exercise of the fiduciary duties of the Company’s Board of Directors with respect to superior offers. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay O’Reilly a termination fee of $22.0 million.

In connection with the Acquisition, O’Reilly has received a commitment letter from Lehman Commercial Paper Inc., Lehman Brothers Inc., Lehman Brothers Commercial Bank, Bank of America, N.A., and Banc of America Securities LLC to provide a $1,200.0 million first lien senior secured revolving credit facility, which O’Reilly is expected to use, in part, to repay at the time of the closing of the Exchange Offer all amounts outstanding and other amounts payable under the Company’s $350.0 million floating rate term loan facility (the “Term Loan Facility”) and $325.0 million senior secured revolving line of credit (the “Senior Credit Facility”), following which such Facilities will be terminated. Thus, although the consummation of the Exchange Offer would result in an event of default and the possible acceleration of indebtedness under those Facilities, it is contemplated that those Facilities will be repaid in full and cease to exist at the closing of the Exchange Offer. If the Acquisition is completed as planned, the Company’s $100.0 million of 6 3/4% senior exchangeable notes (the “6 3/4% Notes”) will remain outstanding. O’Reilly’s acquisition of the Company and the closing of the Exchange Offer are not conditioned upon the completion of, or availability of funding under, its committed $1,200.0 million credit facility.

Term Loan Facility Financial Covenants

Our Term Loan Facility contains a maximum leverage ratio that we do not believe at this time we will be able to satisfy beginning in the first quarter of our fiscal year ending January 31, 2010 (“fiscal 2009”). In addition to having the potential to cause a default under the Term Loan Facility at the end of the first quarter of fiscal 2009, if we do not obtain a waiver or amendment of that covenant prior to the completion of our financial statements for the first quarter of fiscal 2008, our belief that it is probable that this covenant will not be satisfied for the first quarter of fiscal 2009 will cause us to have to classify all of our indebtedness under the Term Loan Facility and the Senior Credit Facility, as well as the 6 3/4% Notes, as current liabilities in our financial statements beginning with our financial statements for the first quarter of fiscal 2008. Furthermore, beginning with the second quarter of fiscal 2008, we would be required to reduce (to twelve months) the time period over which we amortize debt issuance costs and debt discount increasing the interest costs we report in our financial statements. The classification of all such indebtedness as current liabilities and the acceleration of the amortization of interest costs will not cause a default under our borrowing agreements. However, any such classification could have adverse consequences upon our relationships with, and the credit terms upon which we do business with, our vendors, although we expect such consequences, if any, to be limited due to the expected closing of the Exchange Offer in the second quarter of fiscal 2008. The Company does not expect to seek any waivers or amendments under its credit facilities prior to the closing of the Exchange Offer as these credit facilities will be repaid and terminated upon closing of the Exchange Offer.

If the Exchange Offer were to fail to close, prior to the end of the first quarter of fiscal 2009, we would seek to obtain a waiver or amendment of certain covenants contained in the Term Loan Facility, including the maximum leverage ratio covenant. No assurance can be given that we would be able to obtain such a waiver or amendment on terms that would be satisfactory to us. Failure to comply with the financial covenants of the Term Loan Facility would result in an event of default under the Term Loan Facility after the first quarter of fiscal 2009, which could result in possible acceleration of all of our indebtedness thereunder, under the Senior Credit Facility and under the indenture under which the 6 3/4% Notes were issued, all of which could have a material adverse effect on us. See “Factors Affecting Liquidity and Capital Resources — Debt Covenants” below.

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

We have the number one market position in 22 of the 32 major markets in which we operate, based on store count. As of February 3, 2008, we operated 1,349 stores in 22 states, with our principal concentration of stores in the Western United States. Our stores are known by the following four brand names (referred to collectively as “CSK Stores”):

•	Checker Auto Parts, founded in 1969, with 487 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 222 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 504 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 136 stores in the Midwest.

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

During fiscal 2007, we opened 38 stores, relocated 7 stores and closed 28 stores (including the 7 stores closed upon relocation), resulting in 17 net new stores.

See “Strategic Review of the Business and Exploration of Strategic Alternatives” below.

Our fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year that is 53 weeks long. When we refer to a particular fiscal year we mean the following:

•	Fiscal 2007 refers to the 52 weeks ended February 3, 2008;

•	Fiscal 2006 refers to the 53 weeks ended February 4, 2007; and

•	Fiscal 2005 refers to the 52 weeks ended January 29, 2006.

Strategic Review of the Business and Exploration of Strategic Alternatives

On September 5, 2007, we announced that under the leadership of our new President and Chief Executive Officer, we had commenced a comprehensive strategic review of the Company aimed at improving our profitability and restoring top line growth.

As part of the initial strategic planning process, we made the decision to close approximately 40 stores during fiscal 2008. We performed an asset impairment review on the stores identified to be closed in accordance with

SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, and recorded a non-cash impairment charge of $1.2 million for leasehold assets and store fixtures that will be sold or otherwise disposed of significantly before the end of their originally estimated useful lives. The impairment charge is included in operating and administrative expenses in the accompanying consolidated statement of operations.

The strategic review of the Company continued into the fourth quarter of 2007. In order to focus our attention on our new store locations and on improving our existing operations with the greatest potential for success, we refined our fiscal 2008 plan to open 21 new stores, close 47 stores (including relocations) and relocate 7 stores, resulting in approximately 19 net closed stores anticipated in fiscal 2008. All store locations currently planned for closure in fiscal 2008 are leased, and substantially all of these closures are expected to occur near the end of a non-cancellable lease term, resulting in minimal closed store costs. The costs of any remaining operating lease commitments will be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and as such will be expensed at the fair value at the date we cease operating the store.

As part of the review of the business, our executive management team also evaluated the current management structure and eliminated approximately 160 non-sales positions, primarily in the corporate and field administration areas, reorganized the staffing in our corporate offices, consolidated certain corporate functions, and eliminated several vice president and other management positions during the third and fourth quarters of fiscal 2007. A number of executives were reassigned in order to leverage existing skills and experience across the team in an effort to continue reducing operating costs. During the third and fourth quarters of fiscal 2007, we incurred $2.0 million in severance costs related to these strategic personnel reductions, and as of February 3, 2008, the remaining liability for employee severance costs was approximately $0.9 million.

On December 12, 2007, the Company announced it was seeking an amendment to its Term Loan Facility in order to minimize the possibility that it would be unable to comply with the Term Loan Facility’s fixed charge coverage and leverage ratio covenants for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008. On December 18, 2007, the Company entered into a fourth amendment to the Term Loan Facility as discussed in more detail below under “Other Significant Events — Term Loan Facility Amendments.”

On December 18, 2007, the Company entered into a fourth amendment to its Term Loan Facility in order to minimize the possibility that Auto would be unable to satisfy the Term Loan Agreement’s fixed charge coverage and leverage covenants for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008. This amendment significantly increased the interest rates payable on amounts borrowed under the Term Loan Facility, provided the ability under certain circumstances to pay a portion of the interest charges in kind and imposed certain capital expenditure limitations.

On December 19, 2007, we announced that we were developing initiatives intended to increase sales and profitability over time; however, effective implementation of these initiatives would require additional cost reductions and incremental investment in the business to fund operational improvements and to reduce the Company’s current debt level. We also announced that we were in the process of developing strategies to raise new capital for the business and reduce our debt burden, that we had engaged JPMorgan to assist us in these efforts and that our engagement of JPMorgan also encompassed acting as our advisor in connection with any divestitures of assets, sale or merger transaction, or other capital markets or business combination transaction.

In fiscal 2007, the Company experienced declines in net sales, same store sales, gross profit and net income as reflected in this Annual Report. Having recognized the trends that led to these results and the need to obtain the fourth amendment to the Term Loan Facility, in January 2008, the Company’s Board of Directors asked JPMorgan to develop and evaluate strategic alternatives to preserve and maximize shareholder value. As part of that process, more than 20 parties, including both strategic parties and financial investors interested in control and non-control transactions with the Company, were granted access to non-public information about the Company.

On February 1, 2008, O’Reilly announced an unsolicited proposal to acquire all of the outstanding shares of the Company at $8 per share in cash. O’Reilly had not prior to that date participated in the process described above. As discussed below at “Other Significant Events — Unsolicited Proposal and Stockholder Rights Plan,” on February 4, 2008, in response to O’Reilly’s unsolicited proposal, we announced that we had adopted a stockholder rights plan in order to maintain the integrity of the strategic review process that our Board of Directors was then conducting. Subsequently, on February 7, 2008, we announced that we had entered into a standstill agreement with O’Reilly to share non-public information about the Company.

On April 1, 2008, the Company entered into the Merger Agreement with O’Reilly and an indirect wholly-owned subsidiary of O’Reilly pursuant to which the Company is expected to become a wholly-owned subsidiary of O’Reilly. See “Merger Agreement” above.

Other Significant Events

Unsolicited Proposal and Stockholder Rights Plan

On February 1, 2008, O’Reilly announced an unsolicited proposal to acquire all of the outstanding shares of the Company at $8 per share in cash. O’Reilly had not prior to that date participated in the process described under the heading “Strategic Review of the Business and Exploration of Strategic Alternatives” above, although it subsequently entered into a standstill agreement and has reviewed non-public information about the Company.

On February 4, 2008, in response to the unsolicited proposal made by O’Reilly, we issued a press release announcing we had adopted a stockholder rights plan (the “Rights Plan”) and entered into a Rights Agreement on the same date with Mellon Investor Services LLC, as Rights Agent. The Rights Plan was adopted in order to maintain the integrity of the strategic review process that our Board of Directors was then conducting.

Under the Rights Plan, one “Right” was issued for each share of the Company common stock outstanding as of February 14, 2008. The Rights will not become exercisable, and separate certificates evidencing the Rights will not be issued, unless the Rights are triggered. The Rights would be triggered by, among other things, a person or group acquiring or announcing an intention to acquire 10% or more of our common stock, or upon the consummation of a transaction in which we are not the surviving entity, the outstanding shares of our common stock are exchanged for stock or assets of another person, or 50% or more of our consolidated assets or earning power are sold. If a party exceeds the ownership thresholds and the Rights are not redeemed, each Right will entitle the holder, other than the triggering party, to purchase a number of shares of our common stock having a value of twice the $45 exercise price. Such an exercise would dilute the triggering party’s holdings in the Company.

The Rights will expire on February 3, 2009, unless the Rights Plan is extended by our stockholders, in which case, the Rights will expire on February 4, 2011 (unless earlier redeemed or exchanged). Subject to certain exceptions, the Rights are redeemable by action of our Board of Directors at a nominal price per Right.

Management Changes

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

New Executive Vice President of Finance and Chief Financial Officer — On November 5, 2007, we announced that James D. Constantine would be joining the Company as our Executive Vice President of Finance and Chief Financial Officer. Mr. Constantine commenced employment with the Company on November 14, 2007. We had previously announced on June 8, 2007 that our then Senior Vice President and Chief Financial Officer since October 2005, James B. Riley, had accepted another position in his home state of Ohio. After his departure, Steven L. Korby, a partner with Tatum, LLC, who had been serving as a consultant to the Company since July 2006, served as our interim Chief Financial Officer.

New Senior Vice President of Finance and Controller — On September 20, 2007, we announced that Michael D. Bryk would be joining the Company as our Senior Vice President of Finance and Controller. Mr. Bryk commenced employment with the Company on October 8, 2007. Mr. Bryk also serves as our principal accounting officer.

New Executive Vice President — Merchandising — On August 15, 2007, we announced that Brian K. Woods had joined the Company as Executive Vice President — Merchandising.

Securities Class Action Litigation

On March 21, 2008, the lead plaintiff in the securities class action litigation and the defendants (including the Company) reached an agreement in principle to settle the case. Pursuant to the agreement in principle, the settlement amount will be $10.0 million in cash (which we expect will be paid by our directors and officers liability insurance) and $1.7 million in Company stock (to be contributed by the Company and valued at the closing price of the Company’s stock on March 20, 2008). We would also pay interest on the cash portion of the settlement at the rate of 5% per annum to the extent that it is not deposited into the settlement escrow account within 30 days of March 21, 2008. The agreement in principle also includes certain corporate governance and contracting policy terms that would apply so long as we remain an independent company. The court has scheduled a hearing to preliminarily approve the settlement on April 22, 2008. In fiscal 2007, the Company recorded a charge for the $11.7 million settlement, which is included in accrued expenses and other current liabilities. The Company had tendered a claim with its primary insurer, under its Directors and Officers liability insurance policy, which participated in the settlement negotiations and has agreed to fund within its policy limits the $10.0 million cash portion of the settlement agreement. Such insurer has also agreed, pursuant to the policy, to reimburse the Company $5.0 million for certain legal defense costs the Company has incurred related to the securities class action litigation described above and the shareholder derivative litigation and SEC investigation described in Note 21 — Legal Matters in the notes to the audited consolidated financial statements included in Item 8 of this Annual Report, the majority of which was reimbursed in fiscal 2007. Such legal costs were expensed as incurred by the Company and reported as a component of investigation and restatement costs in the accompanying Consolidated Statement of Operations. The Company expects to recognize the insurance defense cost reimbursements and settlement payments of $15.0 million (in the aggregate) in results of operations in fiscal 2008 upon preliminary approval by the court of the settlement, expected in the first quarter of fiscal 2008. See Note 21 — Legal Matters and Note 22 — Subsequent Events in the notes to the audited consolidated financial statements included in Item 8 of this Annual Report.

Fiscal 2006 Audit Committee Investigation and Restatement of the Consolidated Financial Statements

Overview

In our 2005 10-K, the Company’s consolidated financial statements for fiscal 2004 and 2003 and quarterly financial information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 included in Item 8, “Financial Statements and Supplementary Data,” were restated to correct errors and irregularities of the type identified in the Audit Committee-led investigation and other accounting errors and irregularities identified by the Company in the course of the restatement process, all as more fully described in the “Background” section below.

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

On September 28, 2006, the Company announced the substantial completion of the Audit Committee-led investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. In addition, the Company announced personnel changes and also announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training.

Following the completion of the Audit Committee-led investigation, the Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the General Counsel and the Chief Financial Officer to develop a remediation plan to address the types of matters identified during the investigation. The remediation plan the Remediation Committee has been working with reflects the input of the Disinterested Directors. While many aspects of the remediation plan have been implemented, other aspects of the plan are presently in the development phase or scheduled for later implementation. This remediation plan includes a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes and policies, as well as departmental specific measures. See discussion under “Management’s Report on Internal Control Over Financial Reporting — Plan for Remediation of Material Weaknesses” in Item 9A, “Controls and Procedures.”

The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006. Legal, accounting consultant and audit expenses relative to the securities class action and shareholder derivative litigation, regulatory investigations, completion of the restatement process (relative to the fiscal 2005 10-K filed May 1, 2007) and completion of our fiscal 2006 delinquent filings continued into fiscal 2007 and totaled approximately $12.3 million. We expect to continue to incur legal expenses during fiscal 2008 related to the regulatory investigations and securities class action litigation.

Debt Refinancing

Our inability to timely file our periodic reports with the SEC as a result of the need to restate our financial statements as discussed above created potential default implications under all of our debt instruments. As a result, in July 2006, we completed a cash tender offer and consent solicitation for $224.96 million of our then held 7% senior subordinated notes (the “7% Notes”) and repaid all of the then held 3 3/8% senior exchangeable notes (the “3 3/8% Notes”) upon the acceleration of their maturity. We used proceeds from our $350.0 million Term Loan Facility, entered into in June 2006, to pay the tender offer consideration for the 7% Notes and to repay the 3 3/8% Notes. We also obtained the consent of the holders of a majority of the outstanding 4 5/8% senior exchangeable notes (the “4 5/8% Notes”) to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were issued to waive any default arising from our filing delays, increase the applicable coupon interest rate to 6 3/4%, and improve the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of notes to 60.6061 shares of our common stock per $1,000 principal amount of the notes (hereinafter, these notes are referred to as the “6 3/4% Notes”).

Senior Credit Facility Waivers

On June 11, 2007, we executed a third waiver to our $325 million Senior Credit Facility with respect to the stated time periods under the facility to deliver annual and quarterly financial statements for fiscal 2006 and quarterly financial statements for the first quarter of fiscal 2007 and the related periodic SEC reports for these periods, which, subject to the specific terms and conditions of the waiver, was designed to allow us until August 15, 2007 to complete such filings. See “Liquidity and Capital Resources — Senior Credit Facility — Revolving Line of Credit” and “ Factors Affecting Liquidity and Capital Resources — Debt Covenants.” On August 10, 2007, we entered into a fourth waiver to our Senior Credit Facility that extended the deadline of the third waiver relating to the delivery thereunder of our delinquent periodic SEC filings and related financial statements. Upon the filing of the Quarterly Report for the second quarter of fiscal 2007 on October 12, 2007, we had filed all previously delinquent periodic SEC filings, and the waiver of the filing deadlines described above terminated.

Term Loan Facility Amendments

We have amended our Term Loan Facility four times. The terms of the fourth amendment are discussed in greater detail below. Included in the second amendment was a revision to the definition of the term “Leverage Ratio,” which revised it to exclude undrawn letters of credit, which had typically been excluded from this calculation in our prior debt agreements. The last three amendments each increased the maximum leverage ratio for certain future quarterly periods to minimize the possibility that we would be unable to comply with the Facility’s leverage ratio covenants for such future quarterly periods.

On December 18, 2007, we entered into the fourth amendment to the Term Loan Facility and paid an amendment fee of approximately $3.5 million. The amendment decreased the minimum fixed charge coverage ratio from 1.40:1 to 1.25:1 for the fourth quarter of fiscal 2007, 1.20:1 for the first quarter of fiscal 2008, 1.15:1 for the second quarter of fiscal 2008, and 1.20:1 for the third and fourth quarters of fiscal 2008. The amendment also increased the maximum leverage ratios permitted under the Facility from 4.00:1 to 5.30:1 for the fourth quarter of fiscal 2007, from 3.85:1 to 5.80:1 for the first quarter of fiscal 2008, from 3.75:1 to 6.00:1 for the second quarter of fiscal 2008, from 3.50:1 to 5.75:1 for the third quarter of fiscal 2008, and from 3.25:1 to 4.50:1 for the fourth quarter of fiscal 2008.

The fourth amendment also increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest to 5.00%, 6.00% or 7.00%, in the case of loans bearing interest based on the LIBOR rate, and 4.00%, 5.00% or 6.00%, in the case of loans bearing interest at a base rate, in each case depending on our then-current corporate ratings. At December 18, 2007, the applicable interest rate under the Term Loan Facility became LIBOR plus 5%. As of February 3, 2008, the applicable interest rate under the Term Loan Facility was LIBOR plus 7% as our corporate credit rating was lowered to B- by Standard & Poor’s on January 23, 2008.

In addition to the covenant and interest rate changes described above, the fourth amendment added a prepayment penalty with respect to optional prepayments and mandatory prepayments required in connection with debt and equity issuances, asset sales and recovery events equal to 1% of any loans under the Term Loan Facility that are prepaid prior to the second anniversary of the fourth amendment. The amendment also added the option, the availability of which depends on our then-current corporate ratings, to pay in kind 50 basis points per annum or 100 basis points per annum, depending on our then-current corporate ratings, of any interest accruing on and after January 8, 2008 by adding such amount to the principal of the loans under the Term Loan Facility as of the interest payment date on which such interest payment is due. The amendment also added a limitation on capital expenditures by the Company of $25 million for each of fiscal 2008 and fiscal 2009, provided that any portion of such amount not expended in fiscal 2008 may be carried over for expenditure during the first two quarters of fiscal 2009. See “Factors Affecting Liquidity and Capital Resources — Debt Covenants.”

Under the terms of the fourth amendment, the maximum leverage ratio permitted in the first quarter of fiscal 2009 decreases significantly to 3:25:1 to 1 from 5.75:1 in the third quarter of fiscal 2008 and 4.50:1 in the fourth quarter of fiscal 2008. Based on our current financial forecast, we do not expect to be able to satisfy this covenant for the first quarter of fiscal 2009. If that continues to be the case, we would be in default under the Term Loan Facility as of the end of the first quarter of fiscal 2009 unless we first obtained a covenant waiver or an amendment to revise that ratio to one we could satisfy.

Review of Operations

The following discussion summarizes the significant factors affecting operating results for fiscal 2007, 2006 and 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years expressed as a percentage of net sales for the periods indicated were as follows:

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	53.2%	53.0%	52.4%

Gross profit	46.8%	47.0%	47.6%
Other costs and expenses:
Operating and administrative	43.4%	41.3%	39.6%
Investigation and restatement costs	0.7%	1.3%	0.0%
Securities class action settlement	0.6%	0.0%	0.0%
Store closing costs	0.1%	0.1%	0.2%

Operating profit	2.0%	4.3%	7.8%
Interest expense	2.9%	2.6%	2.0%
Loss on debt retirement	0.0%	1.0%	0.1%

Income (loss) before income taxes and cumulative effect of change in accounting principle	(0.9)%	0.7%	5.7%
Income tax expense (benefit)	(0.3)%	0.3%	2.3%

Income (loss) before cumulative effect of change in accounting principle	(0.6)%	0.4%	3.4%
Cumulative effect of change in accounting principle, net of tax	0.0%	(0.1)%	0.0%

Net income (loss)	(0.6)%	0.3%	3.4%

Fiscal 2007 Compared with Fiscal 2006; Fiscal 2006 Compared with Fiscal 2005

Net Sales

Net sales and sales data for these years were as follows (sales $ in thousands):

	Net Sales and Sales Data
	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006

Retail sales	$1,511,102	$1,587,588	$1,355,126
Commercial sales	340,545	320,188	296,159

Total net sales	$1,851,647	$1,907,776	$1,651,285

Sales growth — retail sales	(4.8)%	17.2%	2.0%
Sales growth — commercial sales	6.4%	8.1%	9.4%
Sales growth — comparable retail stores	(4.4)%	(3.4)%	(1.6)%
Sales growth — comparable commercial stores	5.8%	7.7%	8.1%
Number of stores open (at end of fiscal year)	1,349	1,332	1,277

Retail sales represent sales to the DIY customer. Commercial sales represent sales to commercial accounts, including such sales from stores without commercial sales centers. We evaluate comparable (or “same-store”) sales based on the change in net sales commencing after the time a new store has been open or an acquired store has been owned by the Company for 12 months. Therefore, sales for the first 12 months a new store is open or an acquired store is owned are not included in the comparable store calculation. Stores that have been relocated are included in the comparable store sales calculations immediately.

Net sales for fiscal 2007 decreased 2.9%, or $56.2 million, compared to fiscal 2006. Net sales were $1,851.6 million in fiscal 2007, compared to $1,907.8 in fiscal 2006. The decrease in net sales was primarily due to one additional week of sales in the 2006 fiscal year, which resulted in additional sales of approximately $34.3 million, as well as a decrease in same store sales, the effects of which were partially offset by sales from 17 net new stores added during fiscal 2007. Total same store sales declined by 2.7%. Same store retail sales, which make up the majority of our sales, declined 4.4%, compared to a 3.4% decline in fiscal 2006. Same store commercial sales increased 5.8%, compared to a 7.7% increase in fiscal 2006. Commercial sales continue to increase due to our continued emphasis on growing our commercial business as the commercial market has a higher growth rate than the retail market. The decline in total same store sales was due to a decline in customer count of 5.7% (measured by the number of in-store transactions in stores that have been opened more than one year), which was partially offset by an increase in the average transaction size of 3.2% (measured by dollars spent per sale transaction). The Company believes that same store sales during this period were adversely affected by new store openings — both of the Company’s stores and our competitor’s stores, and by persistent high gas prices and the deterioration in general economic conditions.

Net sales for fiscal 2006 increased 15.5%, or $256.5 million, to $1,907.8 million from $1,651.3 million for fiscal 2005 due primarily to the full year results of the Murray’s stores acquired in December 2005, the increase of 55 net new stores and one additional week in the 2006 fiscal year. Retail sales increased 17.2% in fiscal 2006 as compared to fiscal 2005, while our commercial sales increased 8.1% in fiscal 2006 as compared to fiscal 2005. Our comparable store sales declined 1.5% in fiscal 2006 compared to 2005, consisting of a 7.7% increase in same store commercial sales offset by a decrease of 3.4% in same store retail sales. Retail and commercial sales were impacted by a decline in customer count of 5.4% (measured by the number of in-store transactions in stores that have been opened more than one year); however, that decline was offset by an increase in our average transaction size of 4.2% (measured by dollars spent per sale transaction) over fiscal 2005. The additional week in the fourth quarter of fiscal 2006 yielded additional sales of approximately $34.3 million.

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

We believe our net sales in fiscal 2007 and fiscal 2006 were negatively impacted by persistent high gas prices, particularly in California, where many of our stores are located. The Company also believes that comparable store sales in these periods were adversely affected by new store openings — both of CSK Stores and competitors’ stores. During these periods, sales in the Company’s new stores have failed to increase at the rate they have historically. Finally, we believe that our financial performance since early fiscal 2006 has also been negatively impacted by the distraction, uncertainty and diversion of management and other resources associated with the Audit Committee-led investigation, restatement process and related matters, and the significant management changes that were effected during this period. In response to the continuing customer count decline and decreased comparable store retail sales, the Company has been engaged in an ongoing effort to: (1) review and refine our core product categories, such as batteries, brakes, shocks, starters and alternators, to ensure that we are meeting our customers’ expectations; (2) add new product offerings as we deem appropriate to give our customers additional reasons to shop our stores; and (3) review our marketing programs, sales promotions, event marketing and sports sponsorships to build customer awareness and help drive store traffic. In addition, under the leadership of our new President and Chief Executive Officer, we have commenced a comprehensive strategic review of the Company aimed at improving our profitability and restoring top line growth. See discussion above at “Strategic Review of the Business and Exploration of Strategic Alternatives.”

Gross Profit

Gross profit consists primarily of net sales less the cost of sales. Costs of sales includes the total cost of merchandise sold including freight expenses associated with moving merchandise inventories from our vendors to our distribution centers and warehouses, vendor allowances and cash discounts on payments to vendors, inventory shrinkage, warranty costs, costs associated with purchasing and operating the distribution centers and warehouses, and freight expense associated with moving merchandise inventories from the distribution centers to our retail stores. Gross profit as a percentage of net sales may be affected by net sales volume, variations in our channel mix and our product mix, price changes in response to competitive factors, changes in our shrink expense, warranty expense and warehousing and distribution costs, and fluctuations in merchandise costs and vendor programs. Gross profit may not be comparable to other companies as it does not include payroll, occupancy, and depreciation costs for our retail locations.

Gross profit for fiscal 2007 decreased 3.2%, or $29.1 million, compared to fiscal 2006. Gross profit was $867.0 million, or 46.8% of net sales, for fiscal 2007, as compared to $896.1 million, or 47.0% of net sales, for fiscal 2006. The decrease in gross profit dollars was primarily the result of the decline in sales and lower vendor allowances partially offset by a reduction in shrink expense in fiscal 2007. The decrease in the gross profit percentage for fiscal 2007 as compared to fiscal 2006 was caused by a number of factors, including sales mix and a higher level of clearance activity in fiscal 2007 compared to fiscal 2006, higher warehousing and distribution costs, higher warranty costs, and an increase in commercial sales, which carry lower gross profit percentages. These factors were partially offset by an increase in the aforementioned reduction in shrink expense in fiscal 2007 as compared to fiscal 2006.

Gross profit was $896.1 million, or 47.0% of net sales, for fiscal 2006 as compared to $786.6 million, or 47.6% of net sales, for fiscal 2005. During fiscal 2006, our gross profit dollars increased due to increased sales (primarily due to the full year impact of the acquisition of Murray’s). The gross profit percentage fell 60 basis points as we experienced declines in our comparable retail sales per store, which carry higher margins than the shift to commercial sales. In addition, the stores acquired from Murray’s have historically had a lower margin as their sales had a smaller percentage of “hard parts,” which carry higher margins, thereby further reducing the composite margin.

Operating and Administrative Expenses

Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, which include salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.

Operating and administrative expenses were $804.3 million, or 43.4% of net sales, in fiscal 2007, compared to $788.4 million, or 41.3% of net sales, in fiscal 2006. Operating and administrative expenses increased $15.9 million primarily as a result of expenses associated with the additional 17 net new stores added from February 5, 2007 through February 3, 2008, a full year of operating costs associated with the additional 55 net new stores added in fiscal 2006, inflationary costs at existing stores for such items as increased rent and other occupancy related costs, $4.3 million in fees for accounting contractors and auditing services, $1.5 million of accruals for estimated costs of settling various regulatory compliance matters, and the asset impairment charge of $1.2 million and severance costs of $2.0 million resulting from the strategic plan initiated in the third and fourth quarters of fiscal 2007 discussed in “Strategic Review of the Business and Exploration of Strategic Alternatives” above. These factors were partially offset by higher costs in fiscal 2006 due to the 53rd week included in fiscal 2006, as well as a decrease in bonuses in fiscal 2007.

Operating and administrative expenses increased to $788.4 million, or 41.3% of net sales for fiscal 2006, compared to $653.5 million, or 39.6% of net sales, in fiscal 2005. Operating expenses increased primarily as a result of an additional 55 net new stores at higher rents, the full year impact of the acquisition of the Murray’s stores in December 2005, and slight increases in payroll and employee benefit related costs. The roll out of commercial sales centers opening primarily in the Great Lakes and Chicago regions added costs as they ramped up during the year. The 53rd week included in fiscal 2006 was an additional contributor to the increased costs.

Investigation and Restatement Costs

The Audit Committee-led investigation and restatement process and subsequent completion of our delinquent fiscal 2005 and 2006 SEC filings, our response to the related governmental investigations, and the defense of the shareholder class action and derivative lawsuits described in Note 21 — Legal Matters in the notes to the audited consolidated financial statements included in Item 8 of this Annual Report resulted in legal, accounting consultant and audit expenses of $12.3 million in fiscal 2007, compared to $25.7 million incurred in fiscal 2006. Legal and audit expenses have continued into fiscal 2008; however, we expect these expenses will be of a lesser magnitude compared to those incurred in fiscal 2007.

Store Closing Costs

Store closing costs include amounts for new store closures, revisions in estimates for stores currently in the closed store reserve, accretion expense, and operating and other expenses.

Store closing costs in fiscal 2007 were $2.0 million compared to $1.5 million for fiscal 2006. Costs increased primarily due to an increase in the provision for store closing costs, which was caused by an increase in the number of stores closed during fiscal 2007 as compared to fiscal 2006.

Store closing costs in fiscal 2006 were $1.5 million compared to $2.9 million for fiscal 2005. Costs in fiscal 2005 included revisions in the closed store estimates of $1.5 million that did not recur in fiscal 2006.

Securities Class Action Settlement

See “Other Significant Events — Securities Class Action Litigation” above.

Interest Expense

Interest expense for fiscal 2007 increased to $54.2 million from $48.8 million for fiscal 2006 primarily as a result of the higher rates paid by us following our Term Loan Facility amendments in fiscal 2007, a reduction in our credit rating and our 2006 refinancing activities, which increased rates for the second half of fiscal 2006. Our weighted average interest rate for fiscal 2007 increased to approximately 10.94% as compared to approximately 7.79% for fiscal 2006.

Interest expense for fiscal 2006 increased to $48.8 million from $33.6 million for fiscal 2005 primarily as a result of the higher rates paid by us following our refinancing activities in fiscal 2006. Our inability to file our financial statements in a timely manner resulted in the refinancing of substantially all of our debt at significantly higher interest rates in fiscal 2006.

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

Income Tax Expense (Benefit)

Income tax benefit for fiscal 2007 was $6.3 million, compared to income tax expense of $5.0 million for fiscal 2006 (excluding the tax benefit allocated to the change in accounting principle). Our effective tax rate was 36.1% in fiscal 2007, compared to 40.8% in fiscal 2006. See Note 13 — Income Taxes in the notes to the audited consolidated financial statements included in Item 8 of this Annual Report.

Income tax expense (excluding the tax benefit allocated to the change in accounting principle) for fiscal 2006 was $5.0 million, compared to $37.2 million for fiscal 2005. This decrease was a reflection of significantly lower pre-tax income in fiscal 2006. Our effective tax rate was 40.8% in fiscal 2006 compared to 39.2% in fiscal 2005.

Net Income (Loss)

In fiscal 2007, we had a net loss of $11.2 million, or a net loss of $0.25 per diluted common share, compared to net income of $6.3 million, or net income of $0.14 per diluted common share, in fiscal 2006.

In fiscal 2006, net income decreased to $6.3 million, or $0.14 per diluted common share, compared to net income of $57.8 million, or $1.29 per diluted common share, in fiscal 2005.

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

Liquidity and Capital Resources

Debt is an important part of our overall capitalization. Our outstanding debt balances (excluding capital leases) at the end of fiscal 2007 and 2006 were $503.0 million and $507.5 million, respectively. Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. As a result of the borrowing base limitations of our Senior Credit Facility, at February 3, 2008, we had approximately $161.7 million of availability under our Senior Credit Facility. However, the maximum leverage covenant under our $350.0 million Term Loan Facility limits the total amount of indebtedness we can have outstanding and, as of February 3, 2008, would have only permitted additional borrowings of approximately $110.9 million, regardless of which facility they were borrowed under. The Term Loan Facility was amended on October 10, 2007 to increase the maximum leverage ratios permitted under the Facility, as described under “Debt Covenants” below. The Term Loan Facility was further amended on December 18, 2007 to, among other things, modify the minimum fixed charge coverage ratios and the maximum leverage ratios contained in the Facility for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008, as described above under “Other Significant Events — Term Loan Facility Amendments” and under “Debt Covenants” below.

We are required to make quarterly debt principal payments of 0.25% of the aggregate principal amount of the loans under our Term Loan Facility beginning December 31, 2006. We paid approximately $3.5 million in debt principal payments under this Facility in fiscal 2007, and expect to pay approximately $3.4 million in fiscal 2008. We are not required to make debt principal payments on our Senior Credit Facility until 2010. Our 6 3/4% Notes become exchangeable if our common stock price exceeds $21.45 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Such an exchange would require repayment of the principal amount of the 6 3/4% Notes in cash and any premium in our common stock. If not exchangeable sooner, the earliest date that the noteholders may require us to repurchase the 6 3/4% Notes is December 15, 2010.

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

In fiscal 2006, we completed a tender offer for our 7% senior subordinated notes (“7% Notes”), in which we repurchased $224.96 million of the 7% Notes, and we repaid all $125.0 million of our 3 3/8% senior exchangeable notes (“3 3/8% Notes”) upon the acceleration of their maturity. We entered into the $350.0 million Term Loan Facility, proceeds from which were used to pay the tender offer consideration for the 7% Notes and to repay the 3 3/8% Notes upon their acceleration. We also entered into a waiver with respect to our Senior Credit Facility and a supplemental indenture to the indenture under which our 6 3/4% Notes were originally issued. The supplemental indenture increased the applicable coupon interest rate from 4 5/8% to 6 3/4%, and improved the exchange rate of the notes from 49.8473 shares of our common stock per $1,000 principal amount of the notes to 60.6061 shares of our common stock per $1,000 principal amount of the notes.

See the “Factors Affecting Liquidity and Capital Resources — Debt Covenants” section below for a discussion of our compliance with debt covenants.

Term Loan Facility

In June 2006, CSK Auto, Inc. (“Auto”), a wholly-owned subsidiary of CSK Auto Corporation, entered into a $350 million six-year Term Loan Facility so that it could finance the purchase of approximately $225 million in aggregate principal amount of its 7% Notes and the repayment of $125 million of its 3 3/8% Notes. The loans under the Term Loan Facility (“Term Loans”) bear interest at a base rate or the LIBOR rate, plus a margin that fluctuates depending upon the Company’s corporate rating. At February 3, 2008, loans under the Term Loan Facility bore interest at 11.625%. The Term Loans are guaranteed by the Company and CSKAUTO.COM, Inc., a wholly owned subsidiary of Auto. The Term Loans are secured by a second lien security interest in certain assets, primarily inventory and receivables, of Auto and the guarantors and by a first lien security interest in substantially all of their other assets. The Term Loans call for repayment in consecutive quarterly installments, which began on December 31, 2006, in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable in full on the sixth anniversary of the closing date, June 30, 2012. Issuance costs incurred in fiscal 2006 associated with the Term Loan Facility were approximately $10.7 million and are being amortized over the six-year term of the facility.

On October 10, 2007, we entered into the third amendment to the Term Loan Facility. An amendment fee of approximately $0.9 million was paid in connection with this amendment and the cost is being amortized over the remaining term of the Term Loan Facility. The amendment increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest by either 0.25% or 0.50% and changed the basis for determining the spread amount from the rating of the Term Loans to the Company’s corporate rating. Based on the Company’s corporate rating at the time of the amendment, the interest rate on funds borrowed under the Term Loan

Facility increased by 0.50% as a result of the amendment. The amendment also altered certain covenant provisions, which were subsequently amended by a fourth amendment to the Term Loan Facility.

On December 18, 2007, we entered into a fourth amendment to the Term Loan Facility. An amendment fee of approximately $3.5 million was paid in connection with this amendment and the cost is being amortized over the remaining term of the Term Loan Facility. The amendment increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest to 5.00%, 6.00% or 7.00% in the case of loans bearing interest based on the LIBOR rate, and 4.00%, 5.00% or 6.00%, in the case of loans bearing interest at a base rate, in each case depending on the Company’s then-current corporate ratings. At December 18, 2007, the applicable interest rate under the Term Loan Facility became LIBOR plus 5%, an increase of 1.25%, as a result of the amendment. The amendment also modified the minimum fixed charge coverage ratios and the maximum leverage ratios contained in the Term Loan Facility for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008. See “Factors Affecting Liquidity and Capital Resources — Debt Covenants” below.

In addition to the covenant and interest rate changes, the fourth amendment added a prepayment penalty with respect to optional prepayments and mandatory prepayments required in connection with debt and equity issuances, asset sales and recovery events, equal to 1% of any loans under the Term Loan Facility that are prepaid prior to the second anniversary of the fourth amendment. The amendment also added the option, the availability of which depends on the Company’s then-current corporate ratings, to pay in kind 50 basis points per annum or 100 basis points per annum, depending on the Company’s then-current corporate ratings, of any interest accruing on and after January 8, 2008 by adding such amount to the principal of the loans under the Term Loan Facility as of the interest payment date on which such interest payment is due. The amendment also added a limitation on annual capital expenditures by the Company of $25 million, which is less than we have spent historically, for each of fiscal 2008 and fiscal 2009, provided that any portion of such amount not expended in fiscal 2008 may be carried over for expenditure during the first two quarters of fiscal 2009. In fiscal 2008, we expect to incur approximately $17.5 million of capital expenditures, which will reflect the anticipated opening of fewer stores than we have in prior years.

The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year, transactions with affiliates, lines of business and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. Under the maximum leverage covenant (total debt to EBITDA) contained in the Term Loan Facility, as amended on December 18, 2007 to increase the maximum leverage ratios permitted under the Facility, at February 3, 2008, we would have only been permitted to have $110.9 million of additional debt outstanding, regardless of which facility such debt was borrowed under. See “Factors Affecting Liquidity and Capital Resources — Debt Covenants” below.

Senior Credit Facility — Revolving Line of Credit

In July 2005, Auto entered into a $325 million Senior Credit Facility that is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). At February 3, 2008, loans under the Senior Credit Facility bore interest at a weighted average rate of 5.30%. The Senior Credit Facility matures in July 2010.

During the second quarter of fiscal 2006 and during fiscal 2007, we entered into waivers under the Senior Credit Facility that allowed us to delay filing certain periodic reports with the SEC. Upon the filing of the Quarterly Report for the second quarter of fiscal 2007 on October 12, 2007, we had filed all previously delinquent periodic SEC filings, and the waiver of the filing deadlines described above terminated.

Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and an amount determined by a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at February 3, 2008, Auto could borrow up to $161.7 million in addition to the $46.5 million borrowed under the Senior Credit Facility at February 3, 2008 and the $29.4 million of letters of credit outstanding under the Senior Credit Facility at that date. However, the maximum leverage covenant of the Term Loan Facility described above limits the total amount of indebtedness we can have outstanding and, as of February 3, 2008, would have only permitted approximately $110.9 million of additional borrowings, regardless of which facility they were borrowed under.

Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of our assets, primarily inventory and accounts receivable, and a second priority security interest in certain of our other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances not applicable during fiscal 2007, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant. However, under the second waiver we entered into during fiscal 2006 and under all subsequent waivers, Auto was required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waivers. The filing of the Quarterly Report for the second quarter of fiscal 2007 resulted in the termination of the requirement to maintain the minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers.

6 3/4% Notes

We have $100.0 million of 6 3/4% Notes outstanding. The 6 3/4% Notes are exchangeable into cash and shares of our common stock. Upon exchange of the 6 3/4% Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of our common stock in respect of that excess. The following table sets forth key terms of the 6 3/4% Notes:

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

We have entered into a registration rights agreement with respect to the 6 3/4% Notes and the underlying shares of our common stock into which the 6 3/4% Notes are potentially exchangeable. Under its terms, as we failed to meet certain filing and effectiveness deadlines with respect to the registration of the 6 3/4% Notes and the underlying shares of our common stock, we were paying additional interest of 50 basis points on the 6 3/4% Notes until the earlier of the date the 6 3/4% Notes were no longer outstanding or the date two years after the date of their issuance. The latter condition was met during the fourth quarter of fiscal 2007 and, accordingly, we are no longer paying additional interest of 50 basis points on the 6 3/4% Notes.

During the second quarter of fiscal 2006, we entered into a supplemental indenture that increased the exchange rate of the 6 3/4% Notes from 49.8473 shares of our common stock per $1,000 principal amount of 6 3/4% Notes to 60.6061 shares of our common stock per $1,000 principal amount of 6 3/4% Notes. We recorded the increase in the fair value of the exchange option as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount was $7.7 million and is being amortized to interest expense following the effective interest method to the first date the noteholders could require repayment. Total amortization of the debt discount was $1.6 million for the year ended February 3, 2008.

Analysis of Cash Flows

Operating Activities

Net cash provided by operating activities was $54.1 million in fiscal 2007, compared to $109.6 million during fiscal 2006, or a decrease of $55.5 million. The decrease in operating cash flow was due to a decrease in net income of $17.4 million, as well as a decrease in accounts payable. Reduced cash inflow relative to these factors was partially offset by an increase in cash provided by accounts receivable collections related to vendor allowances and the timing of prepaid expenses.

Net cash provided by operating activities decreased $52.7 million in fiscal 2006 to $109.6 million, compared to $162.3 million of cash provided by operating activities in fiscal 2005. This decrease was primarily related to the Audit Committee-led investigation and restatement related professional fees of approximately $25.7 million, the reduction in operating profit before investigation costs due to the reduced operating performance and cash required to terminate our interest rate swap. Partially offsetting these decreases was an increase in accounts payable.

Investing Activities

Net cash used in investing activities totaled $36.4 million for fiscal 2007, compared to $43.6 million used during fiscal 2006. The majority of the decrease is attributable to $4.3 million in cash payments in fiscal 2006 related to the Murray’s acquisition and the purchase of a Murray’s franchise store in fiscal 2006. Also, our capital expenditures were $2.7 million lower in fiscal 2007 compared to fiscal 2006 primarily because we opened fewer stores in fiscal 2007.

Net cash used in investing activities totaled $43.6 million for fiscal 2006, compared to $215.9 million used during fiscal 2005, which included the acquisition of Murray’s in December 2005. In fiscal 2006, we paid the remaining costs associated with the Murray’s acquisition of approximately $2.8 million, as well as approximately $1.5 million in cash (plus assumed liabilities) for the acquisition of a Murray’s franchised store. Capital expenditures during fiscal 2006 were slightly higher as a result of investments made to support new store openings. In fiscal 2006, we opened or relocated 72 stores and closed 17 stores (including eight relocated stores), which resulted in 55 net new stores. New stores are generally financed utilizing operating leases that require capital expenditures for fixtures and store equipment. New or relocated stores require approximately $136,000 per store for leasehold improvements, and each new store, except for relocated stores, requires an estimated investment in working capital, principally for inventories, of approximately $300,000.

In December 2005, we acquired Murray’s, and as of January 29, 2006, we paid approximately $177.6 million, net of $0.5 million cash acquired, towards this acquisition (approximately $2.8 million was recorded in accrued liabilities at February 4, 2007, for a total acquisition cost of $180.9 million).

Financing Activities

Net cash used in financing activities totaled $21.4 million for fiscal 2007, compared to $63.8 million in fiscal 2006. In fiscal 2007, we had net payments of $5.5 million under our Senior Credit Facility compared to $42.0 million of net payments in fiscal 2006. In addition, we paid $13.2 million of debt issuance costs in fiscal 2006, compared to $5.4 million of costs related to our Term Loan Facility amendments in fiscal 2007. Payments of capital lease obligations were $8.5 million in fiscal 2007 compared to $10.3 million in fiscal 2006.

Net cash used in financing activities totaled $63.8 million for fiscal 2006, compared to net cash provided of $15.3 million in fiscal 2005. In fiscal 2006, we paid down $42.0 million under our Senior Credit Facility and $10.3 million for capital leases. In fiscal 2006, the inability to file our periodic SEC reports necessitated that we restructure a significant portion of our then outstanding debt in June and July of 2006. We completed a tender offer in which we repurchased approximately $225 million of our 7% Notes and repaid all $125 million of our 3 3/8% Notes upon the acceleration of their maturity. We also entered into the $350 million Term Loan Facility, which was used to fund such transactions.

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

Our contractual obligations under our capital and operating leases as of February 3, 2008 were as follows ($ in thousands):

	Payments Due by Period
Contractual Obligation	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$502,971	$50,551	$103,043	$338,004	$11,373
Interest on long-term debt	221,519	52,171	97,871	62,838	8,639
Capital lease obligations	18,349	7,423	9,024	1,664	238
Operating lease obligations(1)	896,697	152,431	256,748	196,492	291,026
Other(2)	40,997	19,277	19,712	870	1,138

Total contractual obligations	$1,680,533	$281,853	$486,398	$599,868	$312,414

(1)	Operating lease obligations are not reduced to reflect sublease income.

(2)	Includes service contracts and other obligations.

In addition, as of February 3, 2008, we have $9.8 million of unrecognized income tax benefits as a result of our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No, 109 (“FIN 48”), on February 5, 2007. We do not expect these unrecognized income tax benefits to result in cash payments over the next twelve months. Beyond the next year, timing of any cash payments are uncertain.

We have contractual obligations for stores for which we closed prior to the end of the lease term. We attempt to sublease closed locations and reduce the remaining lease payments owed by the estimated sublease income. We expect net cash outflows for closed store locations as of fiscal 2007 year-end of approximately $1.3 million during fiscal 2008. These future cash outflows are expected to be funded from normal operating cash flows. It is anticipated that approximately 47 stores in fiscal 2008 will be closed or relocated. We anticipate that the majority of these closures will occur near the end of the lease terms, resulting in minimal closed store costs. As a result, closed store expenses for these stores will principally relate to the period costs of actually closing the stores and transporting the Company’s inventory, fixtures and other assets we own in the store.

Factors Affecting Liquidity and Capital Resources

Sales Trends

Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters). In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase. Higher gasoline prices, such as we experienced during periods of fiscal 2007 and 2006, may also adversely affect our revenues because our customers may defer purchases of certain items as they use a higher percentage of their income to pay for gasoline. Additionally, we believe that our sales are impacted by general economic conditions, and that our sales in fiscal 2007 were adversely affected by the deterioration in general economic conditions.

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

Debt Covenants

Certain of our debt agreements at February 3, 2008 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness.

Auto is, under certain circumstances not applicable during the year ended February 3, 2008, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant; however, under the second waiver we entered into during the second quarter of fiscal 2006 and under all subsequent waivers, Auto was required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all subsequent waivers. The filing of the Quarterly Report for the second quarter of fiscal 2007 resulted in the termination of the requirement to maintain the minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers. For the twelve months ended February 3, 2008, we would have been in compliance with this covenant had it been applicable.

The Term Loan Facility contains certain financial covenants, one of which is the requirement of a minimum fixed charge coverage ratio (as separately defined in the Term Loan Facility). At February 3, 2008, the minimum fixed charge coverage ratio was 1.25:1 for the fourth quarter of fiscal 2007, 1.20:1 for the first quarter of fiscal 2008, 1.15:1 for the second quarter of fiscal 2008, 1.20:1 for the third and fourth quarters of fiscal 2008, and 1.45:1 thereafter. For the twelve months ended February 3, 2008, this ratio was 1.37:1. The ratios for fiscal 2007 and 2008 reflect the December 18, 2007 fourth amendment to the Term Loan Facility.

The Term Loan Facility also requires that a leverage ratio test be met. The December 18, 2007 fourth amendment to the Term Loan Facility increased the maximum leverage ratios permitted under the Term Loan Facility for the fourth quarter of fiscal 2007 and for each of the quarters of fiscal 2008. The amendment increased the maximum leverage ratios as of February 3, 2008 to 5.30:1 for the fourth quarter of fiscal 2007, 5.80:1 for the first quarter of fiscal 2008, 6.00:1 for the second quarter of fiscal 2008, 5.75:1 for the third quarter of fiscal 2008, and 4.50:1 for the fourth quarter of fiscal 2008, while leaving all other ratios unchanged. The leverage ratios decline to 3.25:1 after the end of fiscal 2008 and further decline to 3.00:1 at the end of our fiscal year ending January 31, 2010. As of February 3, 2008, our actual leverage ratio was 4.37:1.

Based on our current financial forecast for fiscal 2008, we believe we will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility during fiscal 2008. A significant decline in our net sales or gross margin from what is currently forecasted or anticipated could limit the effectiveness of discretionary actions management could take to maintain compliance with the financial covenants in fiscal 2008. Although we do not expect such significant declines to occur, if they did occur, we may seek to obtain a covenant waiver or amendment from our lenders or seek a refinancing, all of which we believe are viable options for the Company should the Acquisition not occur. However, there can be no assurances a waiver or amendment could be obtained or a refinancing could be achieved.

The maximum leverage ratio permitted in the first quarter of fiscal 2009 decreases significantly to 3.25:1 from 5.75:1 in the third quarter of fiscal 2008 and 4.50:1 in the fourth quarter of fiscal 2007. Based on our current financial forecast, we do not expect to be able to satisfy this covenant for the first quarter of fiscal 2009. If that continues to be the case, it would mean that if we were unable to obtain a covenant waiver or an amendment to revise that ratio to one we could satisfy, we would be in default under the Term Loan Facility as of the end of the first quarter of fiscal 2009. If we still expect that would be the case at the end of the first quarter of fiscal 2008, we would need to classify as a current liability all of our outstanding indebtedness for monies borrowed under the Term Loan Facility, the Senior Credit Facility and our 6 3/4% Notes as of May 4, 2008, meaning it could be anticipated to become due within twelve months as a result of such default at the end of the first quarter of fiscal 2009. Furthermore, beginning with the second quarter of fiscal 2008, we would be required to reduce (to twelve months) the time period over which we amortize debt issuance costs and debt discount increasing the interest costs we report in our financial statements.

The classification of all such indebtedness as current liabilities and the acceleration of the amortization of interest costs will not cause a default under our borrowing agreements. However, any such classification could have adverse consequences upon our relationships with, and the credit terms upon which we do business with, our vendors, although we expect such consequences, if any, to be limited due to the expected closing of the Exchange Offer in the second quarter of fiscal 2008. See “Merger Agreement” above.

If the Exchange Offer were to fail to close, prior to the end of the first quarter of fiscal 2009, we would seek to obtain a waiver or amendment of certain covenants contained in the Term Loan Facility, including the maximum leverage ratio covenant. No assurance can be given that we would be able to obtain such a waiver or amendment on terms that would be satisfactory to us. Failure to comply with the financial covenants of the Term Loan Facility would result in an event of default under the Term Loan Facility following the first quarter of fiscal 2009, which could result in possible acceleration of all of our indebtedness thereunder, under the Senior Credit Facility and under the indenture under which the 6 3/4% Notes were issued, all of which could have a material adverse effect on us.

Upon the occurrence and during the continuance of an event of default under the Senior Credit Facility or the Term Loan Facility, the lenders thereunder could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts owing thereunder to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full such indebtedness, which is collateralized by substantially all of our assets. At February 3, 2008, we were in compliance with the covenants under all our debt agreements.

Credit Ratings

As of the date of this filing, our corporate rating and our debt ratings by the major debt rating agencies is shown below:

	Moody’s Rating	Standard & Poor’s

Corporate	B+1	B−
Term Loan Facility	Ba3	B−
6 3/4% Notes	B3	CCC

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

Under our current debt and capital lease agreements, as of February 3, 2008, 76% of our outstanding debt and capital leases was at variable interest rates and 24% of our outstanding debt was at fixed interest rates. As of February 3, 2008, with $392.1 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.9 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period. Our variable rate debt relates to borrowings under our Senior Credit Facility and Term Loan Facility, which are vulnerable to movements in the LIBOR rate.

Critical Accounting Matters

The preparation of our financial statements requires us to make critical accounting estimates that affect the amounts reported in those financial statements. We define a critical accounting estimate as one that is both significant to the portrayal of our financial condition and results of operations, and requires management’s most difficult, subjective or complex judgments. Periodically throughout the fiscal year, we evaluate our accounting estimates based on historical experience, current results, future projections, and other relevant factors and make adjustments as appropriate. The application of certain of these policies requires significant judgments and estimates that can affect the results of operations and the financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are most likely to occur. The disclosures below note situations in which it is reasonably likely or probable that future financial results could be impacted by changes in these estimates and assumptions. The term reasonably likely refers to an occurrence that is more than remote but less than probable in the judgment of management. The term probable refers to an occurrence that is likely to occur in the judgment of management.

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined utilizing the First-in, First-Out (“FIFO”) method. We maintain inventory in stores, parts depots and distribution centers. A physical inventory count is performed at each store, parts depot and distribution center at least once during the fiscal year. Due to the fact that we have numerous stores, parts depots and distribution centers, physical inventory counts are performed throughout the fiscal year. Typically, physical inventory counts for the distribution centers are scheduled for later in the fiscal year. At each balance sheet date, we adjust our inventory carrying balances by an estimated allowance for inventory shrinkage that has occurred since the most recent physical inventory and an allowance for inventory obsolescence, each of which is discussed in greater detail below.

•	We reduce the FIFO cost of our inventory for estimated loss due to shrink since the most recent physical inventory. Shrink estimates for each store are determined by dividing the shrink loss based on the most recent physical inventory by the sales for that store since its previous physical inventory. The resulting percentage for each store is multiplied by the sales for that store since the last physical inventory through reporting period end. Shrink allowances for each parts depot and distribution center are determined in a similar manner. The shrink amount, based on the most recent physical inventory at the parts depot or distribution center, is divided by the inventory receipts at the location since the previous physical inventory. The resulting percentage for each parts depot or distribution center is multiplied by the receipts for that location since the last physical inventory through the reporting period end. We adjust shrink expense for differences between physical counts and our accrual rates throughout the year in the period the physical inventory adjustment is determined. Shrink expense for the fiscal years ended 2007, 2006 and 2005 was approximately $23.8 million, $31.6 million and $28.8 million, respectively. As a percentage of cost of goods sold, shrink expense for fiscal 2007, 2006, and 2005 was 2.4%, 3.1% and 3.3%, respectively. While the shrink accrual is based on recent experience, it is an estimate and thus it is probable that actual losses will be higher or lower than estimated. Included in the shrink expense amounts above were physical count accrual adjustments which increased (decreased) shrink expense by approximately ($4.1) million, $1.0 million and $1.2 million for fiscal 2007, 2006 and 2005, respectively. The decrease in physical count accrual adjustments in fiscal 2007 resulted primarily from lower than expected shrink expense in the Company’s Phoenix distribution center and the Murray’s distribution center acquired in December 2005. The distribution center accrual adjustments were recorded in the fourth quarter of fiscal 2007 when the physical inventories were taken.

•	In certain instances, we retain the right to return obsolete and excess merchandise inventory to our vendors. In situations where we do not have a right to return, we record an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and gross margins earned on all products are monitored monthly. On a quarterly basis, we assess whether we expect to sell a significant amount of inventory below cost and, if so, estimate and record an allowance. The allowance for excess and obsolete inventory was $2.2 million and $0.8 million at February 3, 2008 and February 4, 2007, respectively. It is reasonably likely that market and other factors relative to the valuation of inventory may change in the future, which could result in increases or decreases to gross margins on the sale of inventory.

Vendor Allowances

Vendor allowances consist of vendor rebates, discounts and allowances associated with our purchasing activities and promotional activities with certain vendors. We recognize such allowances as a reduction of our cost of inventory in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Based on EITF No. 02-16, allowances provided by our vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales). Amounts earned are based on written contracts with vendors.

Most of our vendor allowances are expressed in the inventory purchase contract as a percentage of purchases. Our earning of vendor allowances is based on the contract rate as applied to actual product purchased from the vendor in the period the product is received. Fixed dollar allowances not expressed in terms of purchases are earned ratably over the vendor program period, which is generally the calendar year. When a vendor contract includes a volume minimum or volume incentive provision, the allowance accrual rate is based upon our best estimate of purchases using historical purchasing patterns and sales forecasts as the basis for the estimate. Each quarter, the volume-based accrual rates are re-evaluated using the actual cumulative purchases and the expectation for the remainder of the program year. Adjustments, if necessary, are made on a quarterly basis. Certain of our vendor contracts have several year terms, thus requiring recognition over an extended period.

Vendor allowances earned are recorded as a reduction of inventory cost at the end of each of the Company’s fiscal quarters. Amounts earned for each vendor are expressed as a percentage of that vendor’s purchases for the period and multiplied by on-hand inventory balances by vendor. This vendor capitalized allowance amount is adjusted as inventory levels change for each vendor each period. In summary, allowances are earned as product is received, recorded as a reduction in inventory while the product is on hand, and are recognized as a reduction to cost of sales when the corresponding inventory is sold.

We enter into hundreds of contracts with vendors each year that contain allowance provisions. Contractual disputes and misunderstandings can occur with vendors with respect to specific aspects of our program that could result in adjustments to allowances we earn. We adjust our vendor allowance recognition for disputes when the disputed amount is probable and reasonably estimable. Based on historical experience, we also consider in our estimated recognition that processing errors and other transactional adjustments will likely be identified upon reconciliation of amounts earned with vendors. We do not believe it is reasonably likely that such adjustments will have a material impact on future results of operations.

Warranty

We or the vendors supplying our products provide our customers with limited warranties on certain products ranging from 30 days to lifetime warranties. Our warranty exposure is analyzed on a vendor by vendor basis using the master vendor agreements in place at the time the product was sold to the customer. Some of our vendors provide us no protection for warranty; however, in many cases, the vendors are responsible for warranty claims and provide us a credit at cost for warranty items we process on behalf of the vendor. In other cases, our vendors provide us a negotiated warranty allowance as agreed to in the vendor contract. These allowances are negotiated to approximate the estimated amount of warranty exposure on the product purchased by us from our vendors. Typically, the allowances are based on a percentage of each product we purchase and are collected as an off invoice deduction on the vendor’s invoice. Warranty costs relating to merchandise sold under warranty not covered by vendors or exceeding the allowances provided by the vendor are estimated and recorded as warranty liabilities at the time of sale and are based on historical experience and recent trends. This liability is recorded as a component of accrued expenses. Quarterly, we assess the adequacy of our recorded warranty liability and adjust the liability and cost of sales as necessary based on the previous six month history of customer warranty returns and vendor allowances. We believe a six month period of warranty return history is appropriate as substantially all warranty returns are made within six months of the original purchase date.

The following table reflects the changes in our warranty reserves ($ in thousands):

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006

Warranty reserves, beginning of period	$3,908	$2,580	$2,918
Provision for warranty	6,233	3,428	963
Allowances from vendors	5,006	6,067	5,841
Reserves utilized	(10,555)	(8,167)	(7,142)

Warranty reserves, end of period	$4,592	$3,908	$2,580

The Company’s warranty reserves increased by approximately $0.7 million in fiscal 2007, compared to fiscal 2006. We entered into new agreements with certain of our vendors. In exchange for lower merchandise costs from these vendors, we agreed to be responsible for returns from our customers. This resulted in a reduction of allowances from vendors and an increase in inventory destroyed. We also generally experienced a higher level of merchandise that was destroyed in fiscal 2007. This is the key input into our historical estimation methodology which resulted in an increase in the provision for warranty expense in fiscal 2007.

The Company’s warranty reserves increased by approximately $1.3 million in fiscal 2006, compared to fiscal 2005. In fiscal 2006, the warranty provision increased by approximately $2.5 million, primarily as a result of an increase in sales volume over fiscal 2005 due to the acquisition of Murray’s in the fourth quarter of fiscal 2005.

We expect our actual warranty costs to differ from our estimates and it is reasonably likely that the difference could be significant. A 10% change in estimated warranty liability would have affected our operating profit by approximately $0.5 million for the fiscal year ended February 3, 2008.

Income Taxes

We adopted FIN 48 at the beginning of fiscal 2007. At February 3, 2008, our unrecognized tax benefits totaled approximately $9.8 million. The total amount of unrecognized benefits which, if recognized, would favorably affect the effective income tax rate in future periods is approximately $3.2 million.

We have recorded deferred tax assets of approximately $37.5 million as of February 3, 2008, reflecting the benefit of federal and state net operating loss (“NOL”) carryforwards approximating $103.4 million and $27.2 million, respectively. These carryforwards will expire beginning in 2021 and 2008, respectively. Realization is dependent on generating sufficient taxable income in the respective jurisdictions prior to expiration of the loss carryforwards.

Due to ownership changes from market trading in our common stock, we believe we had a statutory “ownership changes” in January 2008, as defined under Section 382 of the Internal Revenue Code (“Section 382”). When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any NOL generated before the ownership change and, in certain circumstances, subsequently recognized “built-in” losses and deduction, if any, existing as of the date the ownership change. Accordingly, our annual use of our federal and state NOLs that existed as of the date of the ownership change is limited to approximately $11.3 million. We had a prior Section 382 ownership change; however the Section 382 annual limitation arising from such ownership change was less restrictive than the one created by the January 2008 ownership change. We believe that we will be able to fully utilize our pre-January 2008 NOLs and other tax attributes in the future other than as noted below. Our ability to utilize any new NOL arising after January 2008 is not affected by this 382 limitation.

Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized with the exception of a portion of the state net operating losses, for which management has determined that a valuation allowance in the amount of $0.1 million is necessary at February 3, 2008.

Legal Matters

We currently and from time to time are involved in litigation incidental to the conduct of our business, including but not limited to asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and other employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on an internal review, we accrue reserves using our best estimate of the probable and reasonably estimable contingent liabilities. We do not currently believe that any of these legal claims incidental to the conduct of our business, individually or in the aggregate, will result in liabilities material to our consolidated financial position, results of operations or cash flows. However, if our estimates related to these contingent liabilities are incorrect, the future results of operations for any particular fiscal quarter or year could be materially adversely affected.

In addition to the litigation that is incidental to our business, we are also subject to the other litigation and the governmental investigations that are described in Note 21 — Legal Matters in the notes to the audited consolidated financial statements included in Item 8 of this Annual Report. Although certain of these matters are in their early stages and we cannot predict their outcome, an adverse outcome in any of them could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Self-Insurance Reserves

The Company purchases third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, the Company is responsible for the payment of claims under these insured limits. In estimating the obligation associated with reported claims and incurred but not reported (“IBNR”) claims, we utilize independent actuaries. These actuaries utilize historical data to project the future development of reported claims and estimate IBNR claims. Loss estimates are adjusted based upon actual claims settlements and reported claims. The independent actuaries make a significant number of estimates and assumptions in determining the cost to settle claims. We obtain updated loss projections each year from our actuary and adjust our recorded liability to reflect the current projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, we have multiple policy periods open at any point in time.

Although we do not expect the amounts ultimately paid to differ significantly from our estimates, it is reasonably likely that self-insurance costs could differ from the historical trends and actuarial assumptions. For example, in fiscal 2007, 2006 and 2005, we recorded increases (decreases) to expense from changes in estimates related to prior year open policy periods of ($1.1) million, $0.6 million and $0.2 million, respectively. Our self-insurance reserves approximated $24.7 million and $23.5 million at February 3, 2008 and February 4, 2007, respectively, and are included with current liabilities in the accompanying consolidated balance sheets. A 10% change in our self-insurance reserves would have affected our operating profit by approximately $2.5 million for the fiscal year ended February 3, 2008.

Store Closing Costs

On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, we analyze sales trends, geographical and competitive factors to determine the viability and future profitability of our store locations. If a store location does not meet our required performance criteria, it is considered for closure. As a result of past acquisitions, we have closed numerous locations due to store overlap with previously existing store locations.

We account for the costs of closed stores in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, the fair value of future costs of operating lease commitments for a closed store are recorded as a liability at the date we cease operating the store. Fair value of the liability is the present value of future cash flows discounted by a credit-adjusted risk free rate. Accretion expense represents interest on our recorded closed store liabilities and is calculated by using the same credit adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expense in the accompanying financial statements.

The allowance for store closing costs is included in accrued expenses and other long-term liabilities in our accompanying financial statements and represents the discounted value of the following future net cash outflows related to closed stores: (1) future rents and other contractual expenses to be paid over the remaining terms of the lease agreements for the stores (net of estimated sublease income); (2) lease commissions associated with obtaining store subleases. Certain operating expenses related to closed stores, such as utilities and repairs, are expensed as incurred and we do not incur employee termination costs when stores are closed. In addition, we expense as incurred and report as store closing costs operating expenses we incur when closing as store. These expenses include temporary labor and transportation costs for inventory, fixtures and other assets owned in the store being closed.

There are several significant assumptions that underlie the estimates inherent in the closed store reserve. These assumptions include: (1) real estate broker estimates for vacancy periods and estimated sublease rates based on the broker’s experience and expertise and (2) estimates for occupancy expenses based on historical averages which, in the case of real estate taxes, are subject to changes in the future if increased or decreased by taxing authorities. Accordingly, we continuously review these assumptions and revise the reserve as necessary.

In addition, there are certain assumptions that are sensitive to general economic deviations and it is reasonably likely changes could produce actual results significantly different from management’s original estimates. These assumptions may be revised due to the following factors: (1) national or regional economic conditions that can shorten or lengthen vacancy periods; (2) changes in neighborhoods surrounding store locations resulting in longer than anticipated vacancy periods; (3) changing subtenant needs resulting in functional obsolescence of store locations; and (4) subtenant defaults or bankruptcies resulting in vacant properties. Historically, the Company has recorded revisions in estimates to the closed store reserve that have resulted from these factors. These revisions usually result from overall longer vacancy periods on store locations and realized sublease rates lower than originally anticipated.

The following tabular presentation provides detailed information regarding our SFAS No. 146 store closing costs ($ in thousands):

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006

SFAS No. 146 liability balance, beginning of year	$4,911	$7,033	$7,774

SFAS No. 146 provision for contractual obligations, net of estimated sublease income for stores closed during the period	1,754	258	246
Revisions in SFAS No. 146 estimates	(474)	112	1,505
Accretion	231	306	420

SFAS No. 146 store closing costs expensed in the period	1,511	676	2,171

Purchase accounting adjustments — Murray’s Discount Auto Stores	—	—	324

Payments:
Contractual obligations, net of sublease recoveries	(2,333)	(2,383)	(2,235)
Sublease commissions and buyouts	(1,062)	(415)	(1,001)

Total payments	(3,395)	(2,798)	(3,236)

SFAS No. 146 liability balance, end of year	$3,027	$4,911	$7,033

Store closing costs incurred during the periods are comprised of ($ in thousands):

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006

SFAS No. 146 store closing costs expensed in the period	$1,511	$676	$2,171
Period costs related to closed stores	472	811	732

Total store closing costs	$1,983	$1,487	$2,903

During fiscal 2007, we recorded the following: (1) $1.8 million in SFAS No. 146 charges associated with fiscal 2007 store closures with contractual lease obligations remaining at the closure date; (2) $0.5 million reduction in expense resulting from revisions in SFAS No. 146 estimates, primarily as a result of increases in sublease rent and buyouts of certain store leases at a cost less than the recorded liability of these closed stores; and (3) $0.2 million associated with accretion expense relating to the discounting of closed store liabilities. In addition, we incurred

$0.5 million of other operating expenses such as store closing expenses and utilities, repairs and maintenance costs related to closed stores that are expensed as incurred.

During fiscal 2006, we recorded the following: (1) $0.3 million in SFAS No. 146 charges associated with fiscal 2006 store closures for stores with contractual lease obligations remaining at the closure date; (2) $0.1 million of expense resulting from revisions in SFAS No. 146 estimates; (3) $0.3 million associated with accretion expense relating to the discounting of closed store liabilities. In addition, we incurred $0.8 million of other operating expenses such as store closing expenses and utilities, repairs and maintenance costs related to closed stores that are expensed as incurred.

During fiscal 2005, we recorded the following: (1) $0.2 million in SFAS No. 146 charges associated with fiscal 2005 store closures for stores with contractual lease obligations remaining at the closure date; (2) $1.5 million of expense resulting from revisions in SFAS No. 146 estimates, primarily related to stores that were subleased and became vacant as well as rent increases in master lease agreements; (3) $0.4 million associated with accretion expense relating to the discounting of closed store liabilities. In addition, we incurred $0.7 million of other operating expenses such as store closing expenses and utilities, repairs and maintenance costs related to closed stores that are expensed as incurred.

At February 3, 2008, the Company’s $3.0 million liability for store closing costs consisted of ($ in thousands):

Future contractual commitments for rent and occupancy expenses	$19,938
Estimated sublease income, net of sublease commissions	(16,458)
Accretion expense to be recognized in future periods	(453)

Total liability for store closing costs	$3,027

We expect net cash outflows for closed locations included in the fiscal 2007 year-end liability to be approximately $1.3 million during fiscal 2008. Of these net outflows, approximately $6.9 million relates to rent and occupancy expenses. These expenses are expected to be offset by estimated sublease income of $5.6 million. The expected accretion to be expensed in fiscal 2008 on the liability as of the end of fiscal 2007 is approximately $0.2 million. The cash flow amounts above only relate to contractual commitments and do not include period expenses incurred when a store is closed and also the period costs incurred related to closed stores.

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

Goodwill Impairment

As disclosed in the consolidated financial statements, we have as of February 3, 2008 unamortized goodwill in the amount of $224.9 million. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of goodwill. Our test as of February 3, 2008 resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our Company. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and which could result in a material effect on our financial position or results of operations; however, an impairment charge would not affect our cash flows.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company adopted FIN 48 on February 5, 2007. See Note 13 — Income Taxes to the consolidated financial statements included in Item 8 of Part II of this Annual Report for a discussion of the impact of FIN 48.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation), that was effective for fiscal years beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and the adoption of this EITF issue did not affect its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within such years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations, which establishes how an acquiring company recognizes and measures acquired assets, liabilities, goodwill and minority interest. It also defines how an acquirer should account for a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company will be required to apply the provisions of SFAS No. 141R to any future business combinations consummated after its effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or cash flows.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. Based on the significant restrictions on employee trading during the restatement periods, the Company has not experienced regular employee exercise behavior since the implementation of SFAS No. 123R on January 20, 2006. The Company expects to continue to use the simplified method as allowed under SAB 110.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Financial market risks relating to our operations result primarily from changes in interest rates. We hold no securities for purposes of trading. Our cash and cash equivalents representing bank deposits at February 3, 2008 are not restricted as to withdrawal. Interest earned on our cash equivalents as well as interest paid on our variable rate debt are sensitive to changes in interest rates.

Our variable rate debt relates to borrowings under our Senior Credit Facility and our Term Loan Facility that was entered into in June of 2006, which are subject to changes in the LIBOR rate. Our variable and fixed rate debt and corresponding effective interest rates at February 3, 2008 consisted of the following ($ in thousands):

		Average	Fixed or
	Balance	Interest Rate	Variable

Term loan facility — matures June 2011	$345,647	11.63%	Variable
Senior credit facility — matures July 2010	46,500	5.30%	Variable
6 3/4% senior exchangeable notes — mature December
2025 — $94,635 carrying value	100,000	6.75%	Fixed
Discount on 6 3/4% senior exchangeable notes (EITF
No. 06-6 accounting adjustment)	(5,365)		Fixed
Seller financing arrangements	16,189	Various	Fixed
Capital leases	16,217	Various	Fixed

Total debt	$519,188

At February 3, 2008, of our outstanding debt and capital leases, 76% was at variable interest rates and 24% was at fixed interest rates. As of February 3, 2008, with $392.1 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $3.9 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of CSK Auto Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CSK Auto Corporation and its subsidiaries at February 3, 2008 and February 4, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because of material weaknesses in internal control over financial reporting existing as of that date related to 1) resources, and policies and procedures to ensure proper and consistent application of accounting principles generally accepted in the United States of America, 1a) financial reporting, 2) accounting for inventory, 3) accounting for vendor allowances and 4) accounting for certain accrued expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the February 3, 2008 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1, the Company entered into an Agreement and Plan of Merger on April 1, 2008 whereby the Company would become a subsidiary of O’Reilly Automotive, Inc. The merger is subject to, among other things, regulatory review and at least a majority of the Company’s outstanding shares of common stock being tendered to complete the exchange offer. As discussed in Note 1, although consummation of the exchange offer would result in an event of default and the possible acceleration of indebtedness under the Company’s revolving and term loan borrowing facilities, management expects borrowings under these facilities will be repaid in full and the facilities will cease to exist at the closing of the exchange offer. Also as discussed in Note 1, in the event the merger is not consummated and if an amendment or waiver of financial covenants set forth in the term loan facility for periods subsequent to February 1, 2009 is not obtained, it is probable the Company will not be in compliance with such covenants for periods subsequent to February 1, 2009.

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

/s/  PricewaterhouseCoopers LLP
Phoenix, Arizona
April 17, 2008

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006
	(In thousands, except share and per share data)

Net sales	$1,851,647	$1,907,776	$1,651,285
Cost of sales	984,649	1,011,712	864,674

Gross profit	866,998	896,064	786,611
Other costs and expenses:
Operating and administrative	804,265	788,400	653,471
Investigation and restatement costs	12,348	25,739	—
Securities class action settlement	11,700	—	—
Store closing costs	1,983	1,487	2,903

Operating profit	36,702	80,438	130,237
Interest expense	54,163	48,767	33,599
Loss on debt retirement	—	19,450	1,600

Income (loss) before income taxes and cumulative effect of change in accounting principle	(17,461)	12,221	95,038
Income tax expense (benefit)	(6,309)	4,991	37,248

Income (loss) before cumulative effect of change in accounting principle	(11,152)	7,230	57,790
Cumulative effect of change in accounting principle, net of tax	—	(966)	—

Net income (loss)	$(11,152)	$6,264	$57,790

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.25)	$0.16	$1.30
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income (loss) per share	$(0.25)	$0.14	$1.30

Shares used in computing per share amounts	43,971,417	43,876,533	44,465,409

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.25)	$0.16	$1.29
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income (loss) per share	$(0.25)	$0.14	$1.29

Shares used in computing per share amounts	43,971,417	44,129,278	44,812,302

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 3,	February 4,
	2008	2007
	(In thousands, except
	share data)

ASSETS
Cash and cash equivalents	$16,520	$20,169
Receivables, net	37,322	43,898
Inventories	494,651	502,787
Deferred income taxes	50,649	46,500
Prepaid expenses and other current assets	35,842	31,585

Total current assets	634,984	644,939
Property and equipment, net	165,115	174,409
Intangibles, net	63,020	67,507
Goodwill	224,937	224,937
Deferred income taxes	15,380	4,200
Other assets, net	35,254	35,770

Total assets	$1,138,690	$1,151,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$236,879	$260,146
Accrued payroll and related expenses	57,593	60,306
Accrued expenses and other current liabilities	107,211	81,569
Current maturities of long-term debt	50,551	56,098
Current maturities of capital lease obligations	6,351	8,761

Total current liabilities	458,585	466,880

Long-term debt	452,420	451,367
Obligations under capital leases	9,866	15,275
Other liabilities	53,281	46,730

Total non-current liabilities	515,567	513,372

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 44,030,644 and 43,950,751 shares issued and outstanding at February 3, 2008 and February 4, 2007, respectively	440	440
Additional paid-in capital	438,092	433,912
Accumulated deficit	(273,994)	(262,842)

Total stockholders’ equity	164,538	171,510

Total liabilities and stockholders’ equity	$1,138,690	$1,151,762

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006
	(In thousands)

Cash flows provided by (used in) operating activities:
Net income (loss)	$(11,152)	$6,264	$57,790
Adjustments:
Depreciation and amortization on property and equipment	40,668	40,645	36,628
Amortization of other items	5,513	7,585	4,231
Amortization of debt discount and deferred financing costs	5,701	4,539	2,161
Stock-based compensation expense	2,779	4,972	571
Tax benefit relating to exercise of stock options	—	—	231
Write downs of property, equipment and other assets	4,459	3,354	2,145
Loss on debt retirement	—	8,496	1,600
Deferred income taxes	(6,593)	3,771	36,008
Changes in operating assets and liabilities:
Receivables	8,126	(13,412)	6,747
Inventories	8,136	3,652	(23,588)
Prepaid expenses and other current assets	(4,257)	(11,538)	7,616
Accounts payable	(23,267)	51,639	17,329
Accrued payroll, accrued expenses and other current liabilities	23,816	4,838	9,987
Other operating activities	185	(5,165)	2,867

Net cash provided by operating activities	54,114	109,640	162,323

Cash flows used in investing activities:
Capital expenditures	(34,772)	(37,529)	(36,775)
Business acquisitions, net of cash acquired	—	(4,292)	(177,658)
Other investing activities	(1,623)	(1,778)	(1,499)

Net cash used in investing activities	(36,395)	(43,599)	(215,932)

Cash flows provided by (used in) financing activities:
Payments under senior credit facility — term loan	—	—	(252,450)
Borrowings under senior credit facility — line of credit	258,300	84,800	230,300
Payments under senior credit facility — line of credit	(263,800)	(126,800)	(136,300)
Borrowings under term loan facility	—	350,000	—
Payments under term loan facility	(3,478)	(875)	—
Payment of debt financing costs	(5,376)	(13,166)	(9,612)
Proceeds from issuance of 4.625% exchangeable notes	—	—	100,000
Proceeds from issuance of 3.375% exchangeable notes	—	—	125,000
Retirement of 3.375% exchangeable notes	—	(125,000)	—
Retirement of 7% senior notes	—	(225,000)	—
Payments on capital lease obligations	(8,513)	(10,301)	(10,893)
Proceeds from seller financing arrangements	2,145	428	3,164
Payments on seller financing arrangements	(685)	(484)	(381)
Proceeds from repayment of stockholder receivable	—	—	10
Proceeds from exercise of stock options	443	1,196	1,130
Purchase of common stock	—	—	(25,029)
Net proceeds from termination of common stock call option and warrants	—	1,555	—
Premium on common stock call option	—	—	(26,992)
Premium from common stock warrants	—	—	17,820
Other financing activities	(404)	(189)	(423)

Net cash (used in) provided by financing activities	(21,368)	(63,836)	15,344

Net increase (decrease) in cash	(3,649)	2,205	(38,265)
Cash and cash equivalents, beginning of period	20,169	17,964	56,229

Cash and cash equivalents, end of period	$16,520	$20,169	$17,964

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURES

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006
	(In thousands)

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$48,426	$40,066	$25,351
Income taxes	2,987	56	98
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$1,326	$6,731	$3,905

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity
	(In thousands, except share data)

Balances at January 30, 2005	45,116,301	$451	$447,612	$(10)	$(1,018)	$(326,896)	$120,139
Repurchase and retirement of common stock	(1,409,300)	(14)	(25,015)				(25,029)
Restricted stock	17,731		1,159		(1,288)		(129)
Amortization of deferred compensation					571		571
Recovery of stockholder receivable				10			10
Exercise of options	105,590	1	1,129				1,130
Tax benefit relating to stock option exercises			231				231
Compensation expense, stock options			7				7
Warrants and call options, net of tax			1,437				1,437
Net income						57,790	57,790

Balances at January 29, 2006	43,830,322	438	426,560	—	(1,735)	(269,106)	156,157
Restricted stock	28,466	1	(221)				(220)
Adoption of SFAS No. 123R			(1,735)		1,735		—
Exercise of options	91,963	1	1,195				1,196
Compensation expense, stock-based awards			3,048				3,048
Warrants and call options, net of tax			390				390
Discount on senior exchangeable notes, net of tax			4,675				4,675
Net income						6,264	6,264

Balances at February 4, 2007	43,950,751	440	433,912	—	—	(262,842)	171,510
Restricted stock	34,010		(221)				(221)
Exercise of options	45,883		443				443
Compensation expense, stock-based awards			3,958				3,958
Net loss						(11,152)	(11,152)

Balances at February 3, 2008	44,030,644	$440	$438,092	$—	$—	$(273,994)	$164,538

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CSK Auto Corporation is a holding company. At February 3, 2008, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly-owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company.”

Auto is a specialty retailer of automotive aftermarket parts and accessories. As of February 3, 2008, the Company operated 1,349 stores in 22 states, with its principal concentration of stores in the Western United States. The Company’s stores are known by the following four brand names (referred to collectively as “CSK Stores”):

•	Checker Auto Parts, founded in 1969, with 487 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 222 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 504 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 136 stores in the Midwest.

In December 2005, the Company purchased all of the outstanding stock of Murray’s Inc. and its subsidiary, Murray’s Discount Auto Stores, Inc. (collectively herein, “Murray’s”). The Murray’s legal corporate entities were merged into Auto in fiscal 2006. As of the acquisition date, Murray’s operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana — states in which the Company previously had no significant market presence.

Note 1 —	Merger Agreement and Matters Related to the Company’s Indebtedness

Merger Agreement

On April 1, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with O’Reilly Automotive, Inc. (“O’Reilly”) and an indirect wholly-owned subsidiary of O’Reilly pursuant to which the Company is expected to become a wholly-owned subsidiary of O’Reilly (the “Acquisition”).

In order to effectuate the Acquisition, O’Reilly has agreed to commence an exchange offer (the “Exchange Offer”) pursuant to which each share of the Company’s common stock tendered in the Exchange Offer will be exchanged for (a) a number of shares of O’Reilly’s common stock equal to the “exchange ratio” (as calculated below), plus (b) $1.00 in cash (subject to possible reduction as described below). Pursuant to the Merger Agreement, the “exchange ratio” will equal $11.00 divided by the average trading price of O’Reilly’s common stock during the five consecutive trading days ending on and including the second trading day prior to the closing of the Exchange Offer; provided, that if such average trading price of O’Reilly’s common stock is greater than $29.95 per share, then the exchange ratio will be 0.3673, and if such average trading price is less than $25.67 per share, then the exchange ratio will be 0.4285. If such average trading price is less than or equal to $21.00 per share, the Company may terminate the Merger Agreement unless O’Reilly exercises its option to issue an additional number of its shares or increase the amount of cash to be paid such that the total value of O’Reilly common stock and cash exchanged for each share of the Company’s common stock is at least equal to $10.00 (less any possible reduction of the cash component of the offer price as described below).

Upon completion of the Exchange Offer, any remaining shares of the Company’s common stock will be acquired in a second-step merger at the same price at which shares of the Company’s common stock were exchanged in the Exchange Offer.

The Acquisition is expected to be completed during the second quarter of the Company’s fiscal year ending February 1, 2009 (“fiscal 2008”) and is subject to regulatory review and customary closing conditions, including that at least a majority of the Company’s outstanding shares of common stock be tendered in the Exchange Offer and

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Merger Agreement includes customary representations, warranties and covenants by the Company, including covenants (a) to cease immediately any discussions and negotiations with respect to an alternate acquisition proposal, (b) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (c) subject to certain exceptions, for the Company’s Board of Directors not to withdraw or modify its recommendation that the Company’s stockholders tender shares into the Exchange Offer. In addition, the Company has agreed to use reasonable best efforts to obtain appropriate waivers or consents under the Company’s credit or debt agreements and instruments if needed or if requested by O’Reilly to remedy any default or event of default thereunder that may arise after the date of the Merger Agreement (the “Credit Agreement Waivers”). The $1.00 cash component of the offer price for each share of the Company’s common stock tendered in the Exchange Offer will be subject to reduction in the event that the Company pays more than $3.0 million to its lenders in order to obtain any Credit Agreement Waivers. The Company does not anticipate any need to obtain any Credit Agreement Waivers prior to the anticipated closing of the Exchange Offer.

The Merger Agreement contains certain termination rights for both the Company and O’Reilly, including if the Exchange Offer has not been consummated or if the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has not occurred, in either case on or before the date that is 180 days after the date of the Merger Agreement, and provisions that permit termination in connection with the exercise of the fiduciary duties of the Company’s Board of Directors with respect to superior offers. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay O’Reilly a termination fee of $22.0 million.

In connection with the Acquisition, it is anticipated that O’Reilly will repay at the time of the closing of the Exchange Offer all amounts outstanding and other amounts payable under the Company’s $350.0 million term loan facility (the “Term Loan Facility”) and $325.0 million senior secured revolving line of credit (the “Senior Credit Facility”). Thus, although the consummation of the Exchange Offer would result in an event of default and the possible acceleration of indebtedness under those Facilities, it is contemplated that those Facilities will be repaid in full and cease to exist at the closing of the Exchange Offer. If the Acquisition is completed as planned, the Company’s $100.0 million of 6 3/4% senior exchangeable notes (“6 3/4% Notes) will remain outstanding.

Term Loan Facility Financial Covenants

The Company’s Term Loan Facility contains a maximum leverage ratio that it does not believe at this time it will be able to satisfy beginning in the first quarter of the Company’s fiscal year ending January 30, 2010 (“fiscal 2009”). In addition to having the potential to cause a default under the Term Loan Facility at the end of the first quarter of fiscal 2009, if the Company does not obtain a waiver or amendment of that covenant prior to the completion of its financial statements for the first quarter of fiscal 2008, the Company’s belief that it is probable that this covenant will not be satisfied for the first quarter of fiscal 2009 will cause it to have to classify all of its indebtedness under the Term Loan Facility and the Senior Credit Facility, as well as the 6 3/4% Notes, as current liabilities in its financial statements beginning with its financial statements for the first quarter of fiscal 2008. Furthermore, beginning with the second quarter of fiscal 2008, the Company would be required to reduce (to twelve months) the time period over which it amortizes debt issuance costs and debt discount increasing the interest costs it reports in its financial statements. The classification of all such indebtedness as current liabilities and the acceleration of the amortization of interest costs will not cause a default under the Company’s borrowing agreements. However, any such classification could have adverse consequences upon its relationships with, and the credit terms upon which it does business with, its vendors, although the Company expects such consequences, if any, to be limited due to the expected closing of the Exchange Offer in the second quarter of fiscal 2008.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect to seek waivers or amendments under its credit facilities prior to the closing of the Exchange Offer as these credit facilities are expected to be repaid and terminated upon the closing of the Exchange Offer.

If the Exchange Offer were to fail to close, prior to the end of the first quarter of fiscal 2009, the Company would seek to obtain a waiver or amendment of certain covenants contained in the Term Loan Facility, including the maximum leverage ratio covenant. No assurance can be given that the Company would be able to obtain such a waiver or amendment on terms that would be satisfactory to the Company. Failure to comply with the financial covenants of the Term Loan Facility would result in an event of default under the Term Loan Facility, which could result in possible acceleration of all of its indebtedness thereunder, under the Senior Credit Facility and under the indenture under which the 6 3/4% were issued, all of which could have a material adverse effect on the Company.

Note 2 —	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CSK Auto Corporation and all of its wholly-owned subsidiaries for all years presented. There are no less than wholly-owned subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

As more fully explained in Note 10 — Long-Term Debt, the Company has fully and unconditionally guaranteed bank borrowings by Auto. CSKAUTO.COM (the “Subsidiary Guarantor”) has also jointly and severally guaranteed such debt on a full and unconditional basis. CSK Auto Corporation is a holding company and has no other direct subsidiaries or independent assets or operations. The Subsidiary Guarantor is a minor subsidiary and has no significant independent operations. Summarized financial statements and other disclosures concerning each of Auto and the Subsidiary Guarantor are not presented because management believes that they are not material to investors. The consolidated amounts in the accompanying financial statements are representative of the combined guarantors and issuer.

The Company reports its financial information as one reportable segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of Enterprises and Related Information, as its operating segments are its individual stores which meet the criteria for aggregation into one reportable segment set forth in SFAS No. 131.

Fiscal Year

The Company’s fiscal year ends on the Sunday nearest to January 31 and is named for the calendar year just ended. Occasionally this results in a fiscal year that is 53 weeks long. References to a particular fiscal year are defined as follows:

•	Fiscal 2007 refers to the 52 weeks ended February 3, 2008;

•	Fiscal 2006 refers to the 53 weeks ended February 4, 2007; and

•	Fiscal 2005 refers to the 52 weeks ended January 29, 2006.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, receivables and short-term borrowings approximate fair value. The fair values of long-term debt and derivative financial instruments are disclosed in Note 17 — Fair Value of Financial Instruments.

Derivative Financial Instruments

The Company’s fixed to floating interest rate swap agreement was accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and was recorded on the balance sheet at its fair value. Changes in the fair value of the swap and the hedged item were recognized in earnings. The swap met the criteria to assume no hedge ineffectiveness. The fair value of the swap was determined from current market prices. During the second quarter of fiscal 2006, the Company terminated the swap agreement in connection with the completion of its fiscal 2006 tender offer for the $225 million of 7% senior subordinated notes. See Note 11 — Derivative Financial Instruments.

Receivables

Receivables are primarily comprised of amounts due from vendors for rebates or allowances and amounts due from commercial sales customers. The Company records an estimated provision for bad debts for commercial customers based on a percentage of sales and reviews the allowance quarterly for adequacy. Specific accounts are written off against the allowance when management determines the account is uncollectible.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined utilizing the First-in, First-Out (“FIFO”) method. At each balance sheet date, the Company adjusts its inventory carrying balances by an estimated allowance for inventory shrinkage that has occurred since the most recent physical inventory and an allowance for inventory obsolescence.

A physical inventory count is performed at each store, parts depot and distribution center at least once during the fiscal year. Shrink allowances for each store are determined by dividing the shrinkage loss, based on the most recent physical inventory, by the sales for that store since its previous physical inventory. The percentage for each store is multiplied by the sales for that store since the last physical inventory through current period-end. Shrink allowances for each parts depot and distribution center are determined in a similar manner. The shrink amount, based on the most recent physical inventory at the parts depot or distribution center, is divided by the inventory receipts at the location since the previous physical inventory. The percentage for each parts depot or distribution center is multiplied by the receipts for that location since the last physical inventory through current period-end.

The Company capitalizes purchasing, storage and handling costs into inventory. The amount capitalized into inventory consists of both direct and indirect costs. Direct costs represent most of the costs capitalized as they

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include the cost centers that comprise all of the costs of the Company’s distribution centers and warehouses. The Company also capitalizes vendor allowances into inventory as described below under Vendor Allowances.

Property and Equipment

Property and equipment, including purchased software, are recorded at cost. Depreciation and amortization are computed for financial reporting purposes utilizing the straight-line method over the estimated useful lives of the related assets, which range from 3 to 25 years, or for leasehold improvements and property under capital leases, the shorter of the lease term or the economic life. Maintenance and repairs are charged to earnings when incurred. When property and equipment is retired or sold, the net book value of the asset, reduced by any proceeds, is charged to gain or loss. For stores in which the Company is a seller-lessee and does not recover substantially all construction costs, the Company records the costs in property and equipment, and amounts funded by the lessor are recorded as a debt obligation in the accompanying consolidated balance sheets.

Internal Software Development Costs

Certain internal software development costs are capitalized and amortized over the life of the related software. Amounts capitalized during fiscal 2007, 2006 and 2005 were $1.6 million, $1.8 million and $1.5 million, respectively. Accumulated amortization as of February 3, 2008 and February 4, 2007 was $5.6 million and $4.7 million, respectively.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Other intangible assets consist of: (1) leasehold interests representing the net present value of the excess of the fair rental value over the respective contractual rent of facilities under operating leases acquired in business combinations; (2) trade names and trademarks; and (3) customer relationship intangibles. Amortization expense is computed on a straight-line basis over the respective life of the intangibles. See Note 8 — Goodwill and Other Intangible Assets for the impact of this amortization on the statement of operations.

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

Lease Obligations

The Company leases all but one of its store locations in addition to its distribution centers, office space and most vehicles and equipment. At the inception of the lease, the Company evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Certain leases contain rent escalation clauses and rent holidays, which are recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the lease term as a reduction in rent. Certain leases contain provisions that require additional rental payments based upon a specified sales volume, which are accrued as the liabilities are incurred.

Self-Insurance Reserves

The Company purchases third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain dollar threshold. However, the Company is responsible for the payment of claims under these insured limits. In estimating the obligation associated with reported claims and incurred but not reported (“IBNR”) claims, the Company utilizes independent actuaries. These actuaries utilize historical data to project the future development of reported claims and estimate IBNR claims. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and actuarial assumptions. The Company’s self-insurance reserves approximated $24.7 million and $23.5 million at February 3, 2008 and February 4, 2007, respectively, and are included with current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition

The Company recognizes sales upon the delivery of products to its customers, which generally occurs at the retail store locations. For certain commercial customers, the Company also delivers products to customer locations. All retail and commercial sales are final upon delivery of products. However, as a convenience to the customer and as typical of most retailers, the Company will accept merchandise returns. The Company generally limits the period of time within which products may be returned to 60 days and requires returns to be accompanied by original packaging and a sales receipt. The Company records an estimate for sales returns based on historical experience and records this estimate as a reduction of net sales.

The Company recognizes as sales the fair value of recyclable auto parts it receives as consideration from customers that purchase a new auto part. The Company refers to a recyclable auto part, which may or may not have been purchased from its stores, as a “core.” The Company returns these cores to vendors for cash consideration or to settle an obligation to return a given number of cores to vendors in situations where the Company does not pay for the core component of the inventory acquisition costs. The Company charges customers who purchase a new auto part a specified amount for a core, which exceeds the value of the core, and refunds to customers that same amount if a used core is returned at the point of sale of the new part or upon returning the used part to the store at a later date. If the customer does not return a core at the point of sale, the amount charged to the customer which exceeds the value of the new core is also recognized as sales but is subject to a right of return at the point of sale and included in the sales return allowance for merchandise returns described above.

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

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Sales and Operating and Administrative Expenses

The following summarizes the types of costs the Company reports in cost of sales as compared to the costs the Company reports in operating and administrative expenses:

Cost of Sales	Operating and Administrative Expenses
• Total cost of merchandise sold including:

  • Freight expenses associated with moving merchandise inventories from the Company’s vendors to its distribution centers and warehouses;

  • Vendor allowances;

  • Cash discounts on payments to vendors;

• Inventory shrinkage;

• Warranty costs;

• Costs associated with purchasing and operating the distribution centers and warehouses, including payroll and benefit costs, occupancy costs and depreciation; and

• Freight expenses associated with moving merchandise inventories from the distribution centers to the Company’s retail stores.

• Payroll and benefit costs for retail and corporate employees, including share-based compensation;

• Occupancy costs of retail and corporate facilities;

• Depreciation related to retail and corporate assets;

• Advertising;

• Self-insurance costs, excluding those related to the distribution network;

• Professional services; and

• Other administrative costs, such as data processing, credit card service fees and supplies.

Vendor Allowances

The Company recognizes allowances associated with purchasing and promotional activities as a reduction of the cost of inventory in accordance with Emerging Issues Task Force (“EITF”) No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Based on EITF No. 02-16, allowances provided by the Company’s vendors are presumed to be a reduction in the costs of purchasing inventories (to be recognized in inventory and cost of sales). Amounts recognized are based on written contracts with vendors.

The Company enters into hundreds of contracts with vendors each year that contain allowance provisions. Contractual disputes and misunderstandings may occur with vendors for specific aspects of a vendor’s program that could result in adjustments to allowances the Company earns. The Company adjusts its vendor allowance recognition for disputes when the disputed amount is probable and reasonably estimable. Based on historical experience, the Company also considers in its estimated recognition that processing errors and other transactional adjustments will likely be identified upon reconciliation of amounts earned with vendors. The Company does not believe it is reasonably likely that such adjustments will have a material impact on future results of operations.

The Company records the earning of the total vendor allowances by taking the contract rate and applying it to actual product purchased from the vendor in the period in which product is received. Fixed dollar allowances not expressed in terms of volume of purchases are earned ratably over the vendor program period, which is generally the calendar year. When a vendor contract includes a volume minimum or volume incentive provision, the allowance

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrual rate is estimated based upon the Company’s best estimate of purchases based on historical purchasing patterns and sales forecasts. Each quarter, the volume estimates and volume-based accrual rates are re-evaluated based on the actual cumulative purchases and the expectation for the remainder of the vendor program year. Adjustments, if necessary, are made on a quarterly basis. Certain of the Company’s vendor contracts have several year terms, thus requiring recognition over an extended period.

Vendor allowances earned are recorded as a reduction of inventory cost at the end of each of the Company’s fiscal quarters. Amounts earned for each vendor are expressed as a percentage of that vendor’s purchases for the period and multiplied by on-hand balances by vendor. This vendor capitalized allowance amount is adjusted as inventory levels change for each vendor each period. In summary, allowances are earned as product is received, recorded as a reduction in inventory cost while the product is on hand, and recognized as a reduction to cost of sales when the corresponding inventory is sold.

Warranty

The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime warranties. In most cases, the Company’s vendors are responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on historical experience and recent trends. These obligations are recorded as a component of accrued expenses. On a quarterly basis, the Company assesses the adequacy of its recorded warranty liability and adjusts the liability and cost of sales as necessary.

The following table reflects the changes in the Company’s warranty reserves ($ in thousands):

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006

Warranty reserves, beginning of period	$3,908	$2,580	$2,918
Provision for warranty	6,233	3,428	963
Allowances from vendors	5,006	6,067	5,841
Reserves utilized	(10,555)	(8,167)	(7,142)

Warranty reserves, end of period	$4,592	$3,908	$2,580

The Company’s warranty reserves increased by approximately $0.7 million in fiscal 2007, compared to fiscal 2006. The Company entered into new agreements with certain of its vendors. In exchange for lower merchandise costs from these vendors, the Company agreed to be responsible for returns from its customers. This resulted in a reduction of allowances from vendors and an increase in inventory destroyed. The Company also generally experienced a higher level of merchandise that was destroyed in fiscal 2007. This is the key input into the Company’s historical estimation methodology which resulted in an increase in the provision for warranty expense in fiscal 2007.

The Company’s warranty reserves increased by approximately $1.3 million in fiscal 2006, compared to fiscal 2005. In fiscal 2006, the warranty provision increased by approximately $2.5 million, primarily as a result of an increase in sales volume over fiscal 2005 due to the acquisition of Murray’s in the fourth quarter of fiscal 2005.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Store Closing Costs

If a store location does not meet the Company’s required performance criteria, it is considered for closure, even if the Company is contractually committed for future rental costs. The Company provides a discounted allowance for estimated lease costs to be incurred subsequent to store closure. The Company establishes this allowance based on an assessment of market conditions for rents and include assumptions for vacancy periods and sublease rentals. Operating costs associated with closed stores are expensed when incurred.

There are several significant assumptions that underlie the estimates inherent in the closed store reserve, including: (1) real estate broker estimates for vacancy periods and estimated sublease rates based on the broker’s experience and expertise, and (2) estimates for occupancy expenses based on historical averages and, in the case of real estate taxes, are subject to changes by taxing authorities. Accordingly, the Company continuously reviews these assumptions and revises the reserve as necessary.

In addition, there are certain assumptions that are sensitive to deviations and could produce actual results significantly different from management’s original estimates. These assumptions may be revised due to the following issues: (1) national or regional economic conditions that can shorten or lengthen vacancy periods; (2) changes in neighborhoods surrounding store locations resulting in longer than anticipated vacancy periods; (3) changing subtenant needs resulting in functional obsolescence of store locations; and (4) subtenant defaults or bankruptcies resulting in vacant properties. Historically, the Company has recorded revisions in estimates to the closed store reserve that have resulted from these issues. These revisions usually result from overall longer vacancy periods on store locations and realized sublease rates lower than originally anticipated.

Stock-Based Compensation

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

Stock Options

SFAS No. 123R requires share-based compensation expense recognized since January 30, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS No. 123R for unvested options granted subsequent to the adoption date. The Company uses the Black-Scholes option-pricing model to value all options, and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in operating and administrative expense in the accompanying consolidated statements of operations for the fiscal year ended February 4, 2007 was approximately $2.0 million for the unvested options granted prior to the adoption date as well as stock options granted during fiscal 2006. Additionally, the Company recognized $2.9 million in stock based compensation related to stock options for fiscal 2007. The remaining unrecognized compensation cost related to unvested stock options as of February 3, 2008 (net of estimated forfeitures) was $5.6 million and the weighted-average period of time over which this cost will be recognized is 2.5 years. Also in fiscal 2007 and 2006, the Company extended the expiration dates on certain stock options due to expire during a period in which the Company prohibited option exercises due to delays in the Company filing certain periodic reports with the Securities and Exchange Commission (“SEC”) that required the

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company suspend use of the relevant Form S-8 registration statements, resulting in approximately $0.1 million and $0.4 million, respectively, in operating and administrative expense. A summary of the Company’s stock option activity and weighted average exercise price is provided under Note 14 — Stock-Based Compensation and Other Employee Benefit Plans.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following assumptions:

	Fiscal Year
	2007	2006	2005

Dividend yield	0%	0%	0%
Risk free interest rate	4.03% - 5.13%	4.45%	3.86% - 4.40%
Expected life of options	4.5 years	4.5 years	6 years
Expected volatility	31% - 38%	38.03%	25% - 33%

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

Expected Volatility — The Company uses actual historical changes in the closing market price of its stock to calculate volatility based on the expected life of the option as it is management’s belief that this is the best indicator of future volatility. An increase in the expected volatility will increase compensation expense.

Under SFAS No. 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

The Company has in effect a performance incentive plan for the Company’s senior management under which the Company awards shares of restricted stock that vest equally over a three-year period. Shares are forfeited when an employee ceases employment. For accounting purposes, restricted stock is valued at the grant date fair value of the common stock. The Company’s accounting for restricted stock was not affected by the adoption of SFAS No. 123R. At January 29, 2006, the Company had $1.7 million of deferred compensation costs related to unvested restricted stock included in stockholders’ equity. In accordance with SFAS No. 123R, the deferred compensation balance of $1.7 million as of January 29, 2006 was reclassified to additional paid-in capital. Total share-based compensation expense for restricted stock included in operating and administrative expense in the accompanying consolidated statements of operations for fiscal 2007, 2006 and 2005 was approximately $1.0 million, $0.6 million and $0.6 million, respectively. The remaining unrecognized compensation cost related to unvested awards as of February 3, 2008 was $2.6 million, and the weighted-average period of time over which this cost will be recognized is approximately 2.4 years. A summary of the Company’s restricted stock activity and weighted average grant date price is provided under Note 14 — Stock-Based Compensation and Other Employee Benefit Plans.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Incentive Plan

In fiscal 2005, the Compensation Committee of the Company’s Board of Directors adopted the CSK Auto Corporation LTIP. See Note 14 — Stock-Based Compensation and Other Employee Benefit Plans. For accounting purposes, the awards granted under the LTIP are considered to be service-based, cash settled stock appreciation rights (“SARs”). The award is classified as a liability as the LTIP requires the units to be paid in cash. The Company does not have the option to pay the participant in any other form. While the amount of cash, if any, that will ultimately be received by the participant is not known until the end of the measuring period, the only condition that determines whether the award is vested is whether the employee is still employed by the Company (i.e., completes the required service) at the payment date. Since the amount of cash to be received by the participant is indeterminate at the grant date, SARs are subject to variable plan accounting treatment prior to adoption of SFAS No. 123R whereby the intrinsic value of the award is recognized each period (multiplied by the related percentage of service rendered). FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) requires that the compensation cost for such awards be recognized over the service period for each separately vesting tranche of award as though the award were, in substance, multiple awards.

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

The LTIP units are classified as a liability award under SFAS No. 123R, and as such, must be measured at fair value at the grant date and recognized as compensation cost over the service period in accordance with FIN 28. The modified prospective transition rules under SFAS No. 123R require that for an outstanding instrument that previously was classified as a liability and measured at intrinsic value, an entity should recognize the effect of initially measuring the liability at its fair value, net of any related tax effect, as the cumulative effect of a change in accounting principle. At the beginning of fiscal 2006, the Company recorded $1.0 million, net of $0.6 million income tax benefit, as a cumulative effect of a change in accounting principle for the LTIP fair value liability under SFAS No. 123R upon adoption. For the fiscal year ended February 4, 2007, the Company recognized $0.3 million of expense related to the LTIP units. For the year ended February 3, 2008, the Company reduced the liability for the LTIP units by $1.2 million, as a result of the decrease in market price based on the decline in the Company’s stock price when compared to the previous fiscal year end. At February 3, 2008, the Company had recorded a liability of $0.8 million related to LTIP units and had $0.4 million of unrecognized compensation cost related to LTIP units. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants.

Total stock-based compensation expense included in operating and administrative expenses in the Company’s statement of operations for the years ended February 3, 2008 and February 4, 2007 was $2.8 million and $3.4 million, respectively, and the Company recognized a corresponding income tax benefit for these years of approximately $1.1 million and $1.4 million, respectively. In addition, the Company incurred $1.6 million ($1.0 million net of income tax benefit) of transition expense upon adoption of SFAS No. 123R, which is shown as a cumulative effect of a change in accounting principle.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans for the fiscal year ended January 29, 2006 (in thousands, except per share data):

Net income — as reported	$57,790
Add: Stock-based employee compensation expense in reported net income, net of related income taxes	351
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(4,535)

Net income — pro forma	$53,606

Earnings per share — basic:
As reported	$1.30
Pro forma	$1.21
Earnings per share — diluted:
As reported	$1.29
Pro forma	$1.20
As reported shares:
Basic	44,465
Diluted	44,812
Pro forma shares used in calculation:
Basic	44,465
Diluted	44,823

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on when employees exercise stock options and the current market price), the amount of operating cash flows recognized for such excess tax deductions for stock option exercises was $0.2 million in fiscal 2005. There were no excess tax benefits recorded in fiscal 2007 or fiscal 2006.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123R, or the alternative method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application transition method may make a one-time election to adopt the transition method described in this FSP. The Company elected to calculate the additional paid-in-capital pool as prescribed in the FSP (referred to as the “short-cut” method) effective with its adoption of SFAS No. 123R.

Advertising

Advertising costs are expensed as incurred. In accordance with EITF No. 02-16, cooperative advertising arrangements are considered a reduction of product costs, unless the Company is specifically required to substantiate costs incurred to the vendor and does so in the normal course of business. Advertising expense for fiscal 2007, 2006 and 2005 totaled $50.2 million, $55.7 million and $50.4 million, respectively.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preopening Costs

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts (temporary differences) at each year-end based on enacted tax laws and statutory rates applicable to the period in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities. Income tax expense reflects the Company’s best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded.

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

Legal Matters

The Company currently and from time to time is involved in litigation incidental to the conduct of its business, including but not limited to asbestos and similar product liability claims, slips and falls and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real estate claims. The damages claimed in some of this litigation are substantial. Based on an internal review, the Company accrues reserves using its best estimate of the probable and reasonably estimable contingent liabilities. The Company does not currently believe that any of these legal claims incidental to the conduct of its business, individually or in the aggregate, will result in liabilities material to its consolidated financial position, results of operations or cash flows. However, if the Company’s estimates related to these contingent liabilities are incorrect, the future results of operations for any particular fiscal quarter or year could be materially adversely affected.

In addition to the litigation that is incidental to the Company’s business, the Company is also subject to the other litigation and governmental investigations described in Note 21 — Legal Matters. Although certain of these matters are in their early stages and the Company cannot predict their outcome, an adverse outcome in any of them could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Company adopted FIN 48 on February 5, 2007. See Note 13 — Income Taxes for a discussion of the impact of FIN 48.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation), that was effective for fiscal years beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and the adoption of this EITF issue did not affect its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within such years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations, which establishes how an acquiring company recognizes and measures acquired assets, liabilities, goodwill and minority interest. It also defines how an acquirer should account for a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not permitted. The Company will be required to apply the provisions of SFAS No. 141R to any future business combinations consummated after its effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or cash flows.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. Based on the significant restrictions on employee trading during the restatement periods (see Note 21 — Legal Matters), the Company has not experienced regular employee exercise behavior since the implementation of SFAS No. 123R on January 20, 2006. The Company expects to continue to use the simplified method as allowed under SAB 110.

Note 4 —	Receivables

Accounts receivable consist of the following ($ in thousands):

	February 3,	February 4,
	2008	2007

Amounts due under vendor allowance programs	$14,660	$24,122
Trade receivables from commercial and other customers	19,618	17,175
Landlord, subtenant receivables and other	3,422	2,994

Gross receivables	37,700	44,291
Allowance for doubtful accounts	(378)	(393)

Accounts receivable, net	$37,322	$43,898

Amounts to be paid or credited to the Company by vendors are reflected as receivables. Pursuant to contract terms, the Company has the right to offset certain vendor receivables against corresponding accounts payable, thus minimizing the risk of non-collection of these receivables.

Note 5 —	Inventories

Inventories are valued at the lower of cost or market, cost being determined utilizing the First-in, First-Out (“FIFO”) method. At each balance sheet date, the Company adjusts its inventory carrying balances by an allowance for inventory shrinkage that has occurred since the most recent physical inventory and an allowance for inventory obsolescence, each of which is discussed in greater detail below.

•	The Company reduces the FIFO carrying value of its inventory for estimated loss due to shrinkage since the most recent physical inventory. Shrinkage expense for fiscal 2007, 2006 and 2005 was approximately $23.8 million, $31.6 million and $28.8 million, respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses may be higher or lower than expected.

•	In certain instances, the Company retains the right to return obsolete and excess merchandise inventory to its vendors. In situations where the Company does not have a right to return, the Company records an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. On a quarterly basis, the Company assesses whether it expects to sell any significant amount of inventory below cost and, if so, estimates and records an allowance.

At each balance sheet reporting date, the Company also adjusts its inventory carrying balances by the capitalization of certain operating and overhead administrative costs associated with purchasing and handling of inventory and estimates of vendor allowances that remain in ending inventory. The components of ending inventory are as follows (in thousands):

	February 3,	February 4,
	2008	2007

FIFO Cost	$540,094	$562,405
Overhead costs	29,848	28,725
Vendor allowances	(60,067)	(69,469)
Shrinkage	(13,030)	(18,116)
Obsolescence	(2,194)	(758)

Inventory, net	$494,651	$502,787

Note 6 —	Property and Equipment

Property and equipment are comprised of the following ($ in thousands):

	February 3,	February 4,
	2008	2007	Estimated Useful Life

Land	$348	$348
Buildings	18,221	15,251	15 - 25 years
Leasehold improvements	165,380	159,070	Shorter of lease term or useful life
Furniture, fixtures and equipment	182,172	168,845	3 - 10 years
Property under capital leases	55,417	97,974	5 - 15 years or life of lease
Purchased software	12,725	10,829	5 years

	434,263	452,317
Less: accumulated depreciation and amortization	(269,148)	(277,908)

Property and equipment, net	$165,115	$174,409

Depreciation expense for property and equipment, including amortization of capital leases, totaled $40.7 million, $40.6 million and $36.6 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Accumulated amortization of property under capital leases totaled $38.6 million and $73.1 million at February 3, 2008 and February 4, 2007, respectively.

The Company evaluates the carrying value of long-lived assets on an annual basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Business Acquisition

On December 19, 2005, the Company acquired all of the outstanding stock of Murray’s, a private company headquartered in Belleville, Michigan, that operated 110 automotive parts and accessories retail stores in Michigan, Illinois, Ohio and Indiana. The purchase price was $180.9 million. As of January 29, 2006, $2.8 million of the purchase price was recorded in other accrued liabilities, of which all was paid during fiscal 2007. The Murray’s acquisition complemented the Company’s existing operations and expanded the Company’s markets served from 19 to 22 states. The acquisition was funded from borrowings under a $325.0 million senior secured asset-based revolving credit facility and from the issuance of the 6 3/4% senior exchangeable notes. See Note 8 — Goodwill and Other Intangible Assets.

This transaction has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly the financial position and results of operations have been included in the Company’s operations since the date of acquisition. In accordance with SFAS No. 141, the purchase price was allocated to the fair value of the assets acquired and liabilities assumed, including identifiable intangible assets. The allocation of purchase price resulted in an inventory fair value adjustment of $2.8 million, which was expensed to cost of sales in fiscal 2005 and 2006 corresponding to the periods in which the inventory was sold. The excess of purchase price over the fair value of net assets acquired resulted in $104.5 million of non-tax deductible goodwill primarily related to the anticipated future earnings and cash flows of the Murray’s retail stores, as well as cost reductions management expects as a result of integrating administrative functions (including operations, finance, human resources, purchasing and information technology). Of the $59.1 million of identifiable intangible assets, $49.4 million was assigned to Murray’s trade name and trademarks (with a life of 30 years), $9.3 million was assigned to leasehold interests (with an average life of 17 years) and $0.4 million was assigned to customer relationships (with a life of 10 years). In addition, the Company recorded a $7.5 million liability for leasehold interests for operating leases that had rental commitments in excess of current market conditions (with an average life of 18 years).

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

In August 2006, the Company purchased a franchised Murray’s store for approximately $1.8 million. Net of liabilities assumed, the Company paid approximately $1.5 million in cash and recorded $1.4 million in goodwill.

Note 8 —	Goodwill and Other Intangible Assets

The Company completed its annual goodwill impairment test as of February 3, 2008, the last day of the fiscal year, and determined that no impairment of goodwill existed. Under SFAS No. 142, the Company’s stores, including the Murray’s stores acquired in fiscal 2005, are considered components with similar economic characteristics which can be aggregated into one reporting unit for goodwill impairment testing.

The Company’s intangible assets, excluding goodwill, consist of favorable leasehold interests, license agreement, trade names and trademarks, and customer relationship intangibles resulting from business acquisitions. Amortization expense related to intangible assets is computed on a straight-line basis over the respective useful lives. Leasehold interests associated with store closures are written off at the time of closure.

In August 2006, the Company purchased a franchised Murray’s store which resulted in $1.4 million of goodwill. See Note 7 — Business Acquisition.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the $59.1 million of identifiable intangible assets resulting from the fiscal 2005 acquisition of Murray’s, $49.4 million was assigned to Murray’s trade name and trademarks (with a life of 30 years), $9.3 million was assigned to leasehold interests asset (with an average life of 17 years) and $0.4 million was assigned to customer relationships (with a life of 10 years). The excess purchase price over identifiable tangible and intangible assets was approximately $104.5 million, which was recorded as goodwill. See Note 7 — Business Acquisition.

The changes in intangible assets, including goodwill, for fiscal 2007 are as follows ($ in thousands):

	Carrying				Carrying
	Value as of				Value as of
	February 4,				February 3,
	2007	Additions	Amortization	Adjustments	2008

Amortized intangible assets:
Leasehold interests	$28,655	$—	$—	$(1,772)	$26,883
Accumulated amortization	(12,162)	—	(1,877)	1,471	(12,568)

	16,493	—	(1,877)	(301)	14,315

License agreement	4,417	—	—	—	4,417
Accumulated amortization	(1,274)	—	(631)	—	(1,905)

	3,143	—	(631)	—	2,512

Trade names and trademarks	49,400	—	—	—	49,400
Accumulated amortization	(1,858)	—	(1,642)	—	(3,500)

	47,542	—	(1,642)	—	45,900

Customer relationships	370	—	—	—	370
Accumulated amortization	(41)	—	(37)	—	(78)

	329	—	(37)	—	292

Amortized intangibles, net	67,507	—	(4,186)	(301)	63,020

Unamortized intangible assets:
Goodwill	224,937	—	—	—	224,937

Total intangible assets, net	$292,444	$—	$(4,186)	$(301)	$287,957

Amortization expense for intangible assets totaled $4.2 million, $4.3 million and $2.1 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Accumulated amortization of intangible assets totaled $18.0 million and $15.3 million at February 3, 2008 and February 4, 2007, respectively.

Estimated amortization expense relating to intangible assets for the next five years is listed below ($ in thousands):

Fiscal 2008	$3,993
Fiscal 2009	3,800
Fiscal 2010	3,666
Fiscal 2011	3,521
Fiscal 2012	2,729
Thereafter	45,311

$63,020

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Store Closing Costs

On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, the Company analyzes sales trends, geographical and competitive factors to determine the viability and future profitability of its store locations. If a store location does not meet the Company’s required performance criteria, it is considered for closure. As a result of past acquisitions, the Company has closed numerous stores due to overlap with previously existing store locations.

The Company accounts for the costs of closed stores in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS No. 146, the fair value of future costs of operating lease commitments for closed stores are recorded as a liability at the date the Company ceases operating the store. Fair value of the liability is the present value of future cash flows discounted by a credit-adjusted risk free rate. Accretion expense represents interest on the Company’s recorded closed store liabilities and is calculated by using the same credit-adjusted risk free rate used to discount the cash flows. In addition, SFAS No. 146 also requires that the amount of remaining lease payments owed be reduced by estimated sublease income (but not to an amount less than zero). Sublease income in excess of costs associated with the lease is recognized as it is earned and included as a reduction to operating and administrative expenses in the accompanying financial statements.

The allowance for store closing costs is included in accrued expenses and other long-term liabilities in the accompanying financial statements and represents the discounted value of the following future net cash outflows related to closed stores: (1) future rents and other contractual expenses to be paid over the remaining terms of the lease agreements for the stores (net of estimated sublease income) and (2) lease commissions associated with obtaining store subleases. Certain operating expenses related to closed stores, such as utilities and repairs, are expensed as incurred and the Company does not incur employee termination costs when stores are closed. In addition, the Company expenses as incurred and reports as store closing costs operating expenses it incurs when closing a store. These expenses include temporary labor and transportation costs for inventory, fixtures and other assets owned in the store being closed.

The following tabular presentation provides detailed information regarding the Company’s SFAS No. 146 store closing costs ($ in thousands):

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006

SFAS No. 146 liability balance, beginning of year	$4,911	$7,033	$7,774

SFAS No. 146 provision for contractual obligations, net of estimated sublease income for stores closed during the period	1,754	258	246
Revisions in SFAS No. 146 estimates	(474)	112	1,505
Accretion	231	306	420

SFAS No. 146 store closing costs expensed in the period	1,511	676	2,171

Purchase accounting adjustments — Murray’s Discount Auto Stores	—	—	324

Payments:
Contractual obligations, net of sublease recoveries	(2,333)	(2,383)	(2,235)
Sublease commissions and buyouts	(1,062)	(415)	(1,001)

Total payments	(3,395)	(2,798)	(3,236)

SFAS No. 146 liability balance, end of year	$3,027	$4,911	$7,033

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Store closing costs incurred during the periods are comprised of ($ in thousands):

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006

SFAS No. 146 store closing costs expensed in the period	$1,511	$676	$2,171
Period costs related to closed stores	472	811	732

Total store closing costs	$1,983	$1,487	$2,903

During fiscal 2007, the Company recorded the following: (1) $1.8 million in SFAS No. 146 charges associated with fiscal 2007 store closures for stores with contractual lease obligations remaining at the closure date; (2) $0.5 million reduction in expense resulting from revisions in SFAS No. 146 estimates, primarily as a result of increases in sublease rent and buyouts of certain store leases at a cost less than the recorded liability for these closed stores; and (3) $0.2 million associated with accretion expense relating to the discounting of closed store liabilities. In addition, the Company incurred $0.5 million of other operating expenses such as store closing expenses and utilities, repairs and maintenance costs related to closed stores that are expensed as incurred.

The $1.8 million SFAS No. 146 provision described above includes costs for the five Pay N Save stores the Company closed during fiscal 2007. The Company previously operated five value concept retail stores under the Pay N Save brand name in the Phoenix, Arizona metropolitan area. The Pay N Save concept provided the Company with the ability to experiment with new products to determine the level of customer demand before committing to purchase and offer the products in the CSK stores. As a part of its continuing review of store results, the Company made the decision to close the Pay N Save stores. All stores were closed during the fiscal year ending February 3, 2008.

During fiscal 2006, the Company recorded the following: (1) $0.3 million in SFAS No. 146 charges associated with fiscal 2006 store closures for stores with contractual lease obligations remaining at the closure date; (2) $0.1 million of expense resulting from revisions in SFAS No. 146 estimates; and (3) $0.3 million associated with accretion expense relating to the discounting of closed store liabilities. In addition, the Company incurred $0.8 million of other operating expenses such as store closing expenses and utilities, repairs and maintenance costs related to closed stores that are expensed as incurred.

During fiscal 2005, the Company recorded the following: (1) $0.2 million in SFAS No. 146 charges associated with fiscal 2005 store closures for stores with contractual lease obligations remaining at the closure date; (2) $1.5 million of expense resulting from revisions in SFAS No. 146 estimates, primarily related to stores that were subleased and became vacant as well as rent increases in master lease agreements; and (3) $0.4 million associated with accretion expense relating to the discounting of closed store liabilities. In addition, the Company incurred $0.7 million of other operating expenses such as store closing expenses and utilities, repairs and maintenance costs related to closed stores that are expensed as incurred.

At February 3, 2008, the Company’s $3.0 million liability for store closing costs consisted of ($ in thousands):

Future contractual commitments for rent and occupancy expenses	$19,938
Estimated sublease income, net of sublease commissions	(16,458)
Accretion expense to be recognized in future periods	(453)

Total liability for store closing costs	$3,027

Stores are included in the liability for store closing costs when a store is closed with a remaining contractual obligation under a lease agreement. Stores that are closed at the end of a contractual lease period are not included in the Company’s liability for store closing costs. It is the Company’s practice to sublease or attempt to sublease any

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vacant locations for which it maintains a contractual lease obligation. Locations are removed from the liability for store closing costs when the contractual lease agreement has expired or is terminated through early buyout.

Location activity for stores and service centers included in the liability for store closing costs is as follows:

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006

Number of closed locations, beginning of period	175	183	195

Locations added during the period	7	9	5
Locations removed during the period	(34)	(17)	(17)

Net locations added (removed) during the period	(27)	(8)	(12)

Number of closed locations, end of period	148	175	183

As of February 3, 2008, 148 locations were included in the allowance for store closing costs, consisting of 97 store locations and 51 service centers. Of the store locations, 14 locations were vacant and 83 locations were subleased. Of the service centers, 3 were vacant and 48 were subleased. Approximately 63 locations included in the liability at the end of fiscal 2007 have contractual lease terms that expire in fiscal 2008.

Note 10 —	Long-Term Debt

Overview

Outstanding debt, excluding capital leases, is as follows ($ in thousands):

	February 3,	February 4,
	2008	2007

Term loan facility	$345,647	$349,125
Senior credit facility	46,500	52,000
6 3/4% senior exchangeable notes(1)	94,635	93,061
Seller financing arrangements	16,189	13,279

Total debt	502,971	507,465
Less: Current portion of term loan facility	3,444	3,478
Senior credit facility	46,500	52,000
Current maturities of seller financing arrangements	607	620

Total debt (non-current)	$452,420	$451,367

(1)	Carrying balance reduced by discount of $5.4 million and $6.9 million at February 3, 2008 and February 4, 2007, respectively, in accordance with EITF No. 06-6.

Term Loan Facility

In the second quarter of fiscal 2006, Auto entered into a $350.0 million term loan facility (“Term Loan Facility”). The loans under the Term Loan Facility (“Term Loans”) bear interest at a base rate or the LIBOR rate, plus a margin that fluctuates depending upon the Company’s corporate rating. At February 3, 2008, loans under the Term Loan Facility bore interest at 11.625%. The Term Loans are guaranteed by the Company and CSKAUTO.COM, Inc., a wholly owned subsidiary of Auto. The Term Loans are secured by a second lien security interest in certain assets,

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily inventory and receivables, of Auto and the guarantors and by a first lien security interest in substantially all of their other assets. The Term Loans call for repayment in consecutive quarterly installments, which began on December 31, 2006, in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the balance payable in full on June 30, 2012 which is the sixth anniversary of the closing date. Issuance costs incurred in fiscal 2006 associated with the Term Loan Facility were approximately $10.7 million and are being amortized over the six-year term of the facility.

On October 10, 2007, the Company entered into the third amendment to the Term Loan Facility. An amendment fee of approximately $0.9 million was paid in connection with this amendment and the cost is being amortized over the remaining term of the Term Loan Facility. The amendment increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest by either 0.25% or 0.50% and changed the basis for determining the spread amount from the rating of the Term Loans to the Company’s corporate rating. Based on the Company’s corporate rating at the time of the amendment, the interest rate on funds borrowed under the Term Loan Facility increased by 0.50% as a result of the amendment. The amendment also altered certain covenant provisions, which were subsequently amended by a fourth amendment to the Term Loan Facility.

On December 18, 2007, the Company entered into a fourth amendment to the Term Loan Facility. An amendment fee of approximately $3.5 million was paid in connection with this amendment and the cost is being amortized over the remaining term of the Term Loan Facility. The amendment increased the spreads used to calculate the rate at which funds borrowed under the Facility accrue interest to 5.00%, 6.00% or 7.00% in the case of loans bearing interest based on the LIBOR rate, and 4.00%, 5.00% or 6.00%, in the case of loans bearing interest at a base rate, in each case depending on the Company’s then-current corporate ratings. At December 18, 2007, the applicable interest rate under the Facility became LIBOR plus 5%, an increase of 1.25%, as a result of the amendment. The amendment also modified the minimum fixed charge coverage ratios and the maximum leverage ratios contained in the Term Loan Facility for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008.

In addition to the covenant and interest rate changes, the fourth amendment added a prepayment penalty with respect to optional prepayments and mandatory prepayments required in connection with debt and equity issuances, asset sales and recovery events, equal to 1% of any loans under the Term Loan Facility that are prepaid prior to the second anniversary of the fourth amendment. The amendment also added the option, the availability of which depends on the Company’s then-current corporate ratings, to pay in kind 50 basis points per annum or 100 basis points per annum, depending on the Company’s then-current corporate ratings, of any interest accruing on and after January 8, 2008 by adding such amount to the principal of the loans under the Term Loan Facility as of the interest payment date on which such interest payment is due. The amendment also added a limitation on annual capital expenditures by the Company of $25 million for each of fiscal 2008 and fiscal 2009, which is less than the Company has spent historically, provided that any portion of such amount not expended in fiscal 2008 may be carried over for expenditure during the first two quarters of fiscal 2009.

The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year, transactions with affiliates, lines of business, and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. Under the maximum leverage covenant (total debt to EBITDA) contained in the Term Loan Facility, as amended on December 18, 2007 to increase the maximum leverage ratios permitted under the Facility, at February 3, 2008, the Company would have only been permitted to have $110.9 million of additional debt outstanding, regardless of which facility such debt was borrowed under.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility — Revolving Line of Credit

At February 3, 2008 and February 4, 2007, Auto had a $325.0 million senior secured revolving line of credit (“Senior Credit Facility”). Auto is the borrower under the agreement, and it is guaranteed by the Company and CSKAUTO.COM, Inc. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on one of two indices, either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). At February 3, 2008, loans under the Senior Credit Facility bore interest at a weighted average rate of 5.30%. The Senior Credit Facility matures in July 2010.

During the second quarter of fiscal 2006 and during fiscal 2007, the Company entered into several waivers under the Senior Credit Facility that allowed it to delay filing certain periodic reports with the SEC. Upon the filing of the Quarterly Report for the second quarter of fiscal 2007 on October 12, 2007, the Company had filed all previously delinquent periodic SEC filings, and the waiver of the filing deadlines described above terminated.

Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and an amount determined by a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at February 3, 2008, Auto could borrow up to $161.7 million in addition to the $46.5 million borrowed under the Senior Credit Facility at February 3, 2008 and the $29.4 million of stand-by letters of credit outstanding under the Senior Credit Facility at that date. However, the maximum leverage covenant of the Term Loan Facility described above limits the total amount of indebtedness the Company can have outstanding and, as of February 3, 2008, would have only permitted approximately $110.9 million of additional borrowings, regardless of which facility they were borrowed under.

Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of the Company’s assets, primarily inventory and accounts receivable, and a second priority security interest in certain of the Company’s other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances not applicable for the year ended February 3, 2008, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant. However, under the second waiver the Company entered into during fiscal 2006 and under all subsequent waivers, Auto was required to maintain a minimum 1:1 Fixed Charge Coverage Ratio imposed by such waivers until the termination of such waivers. The filing of the Quarterly Report for the second quarter of fiscal 2007 resulted in the termination of the requirement to maintain the minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers.

6 3/4% Notes

The Company has $100.0 million of 6 3/4% senior exchangeable notes (“6 3/4% Notes”) outstanding. In June 2006, the Company commenced a cash tender offer and consent solicitation with respect to its then $100.0 million of 4 5/8% senior exchangeable notes (“4 5/8% Notes”) as a result of the Company’s inability to timely file its fiscal 2005 consolidated financial statements with the SEC as a result of both the Audit Committee-led investigation and the need to restate its financial statements. The Company did not purchase any notes in the tender offer because holders of a majority of the outstanding 4 5/8% Notes did not tender in the offer prior to its expiration date. The Company later obtained the consent of the holders of a majority of the 4 5/8% Notes to enter into a supplemental indenture to the indenture under which the 4 5/8% Notes were originally issued that (i) waived any default arising from Auto’s failure to file certain financial information with the Trustee for the notes, (ii) exempted Auto from compliance with the

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC filing covenants in the indenture until June 30, 2007, (iii) increased the interest rate of the notes to 6 3/4% per year until December 15, 2010 and 6 1/2% per year thereafter, and (iv) increased the exchange rate of the notes from 49.8473 shares of the Company’s common stock per $1,000 principal amount of notes to 60.6061 shares of the Company’s common stock per $1,000 principal amount of notes. All other terms of the indenture are unchanged. Costs associated with the tender offer and supplemental indenture were approximately $0.5 million and were recognized in operating and administrative expenses in the second quarter of fiscal 2006. Under the registration rights agreement (see below), additional interest of 25 basis points began to accrue on the 6 3/4% Notes in March 2006 and increased to 50 basis points in June 2006. In total, the Company incurred approximately $1.5 million in additional interest expense in fiscal 2006 related to the increase in the coupon interest rate to 6 3/4% and the additional interest expense under the registration rights agreement.

Also, in accordance with EITF No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, the changes to the 6 3/4% Notes were recorded in fiscal 2006 as a modification, not an extinguishment, of the debt. The Company recorded the increase in the fair value of the exchange option as a debt discount with a corresponding increase to additional paid-in-capital in stockholders’ equity. The debt discount was $7.7 million and is being amortized to interest expense following the interest method to the first date the noteholders could require repayment. Total amortization on the debt discount was $0.8 million for the year ended February 4, 2007 and $1.6 million for the year ended February 3, 2008.

The 6 3/4% Notes are exchangeable into cash and shares of the Company’s common stock. Upon exchange of the 6 3/4% Notes, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceeds the aggregate principal amount of notes to be exchanged, shares of the Company’s common stock in respect of that excess. The following table sets forth key terms of the 6 3/4% Notes:

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
December 15, 2010, December 15, 2015, and December 15, 2020 or following a fundamental change as described in the indenture

Issuance costs being amortized over a 5-year period, corresponding to the first date the noteholders could require repayment	$3.7 million

Auto will not be able to redeem notes	Prior to December 15, 2010

Auto may redeem for cash some or all of the notes	On or after December 15, 2010, upon at least 35 calendar days notice

Redemption price	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date

Prior to their stated maturity, the 6 3/4% Notes are exchangeable by the holder only under the following circumstances:

•	During any fiscal quarter (and only during that fiscal quarter) commencing after January 29, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the exchange price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the 6 3/4% Notes have been called for redemption by Auto; or

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Upon the occurrence of specified corporate transactions, such as a change in control, as described in the indenture under which the 6 3/4% Notes were issued.

If the 6 3/4% Notes become exchangeable, the corresponding debt will be reclassified from long-term to current for as long as the notes remain exchangeable.

EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the 6 3/4% Notes provides for the issuance of common shares to the extent the Company’s exchange obligation exceeds the debt principal. The share exchange feature and the embedded put options and call options in the debt instrument meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature and the embedded options have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the 6 3/4% Notes are exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss, as the cash payment of principal reduces the liability equal to the face amount of the 6 3/4% Notes recorded at the time of their issuance. Any accrued interest on the debt will not be paid separately upon an exchange and will be reclassified to equity. Incremental net shares for the 6 3/4% Notes exchange feature were not included in the diluted earnings per share calculation for the year ended February 3, 2008, since the Company’s average common stock price did not exceed $16.50 per share for this period.

The Company entered into a registration rights agreement with respect to the 6 3/4% Notes and the underlying shares of its common stock into which the 6 3/4% Notes are potentially exchangeable. Under its terms, as the Company failed to meet certain filing and effectiveness deadlines with respect to the registration of the 6 3/4% Notes and the underlying shares of its common stock, the Company was paying additional interest of 50 basis points on the 6 3/4% Notes until the earlier of the date the 6 3/4% Notes were no longer outstanding or the date two years after the date of their issuance. The latter condition was met during the fourth quarter of fiscal 2007 and, accordingly, the Company is no longer paying additional interest of 50 basis points on the 6 3/4% Notes.

3 3/8% Notes and 7% Notes

The Company’s inability to timely file its fiscal 2005 consolidated financial statements with the SEC as a result of both the Audit Committee-led investigation and the need to restate its financial statements created potential default implications under the Company’s borrowing agreements. As a result, in fiscal 2006, the Company completed a tender offer for its 7% senior subordinated notes (“7% Notes”), in which the Company repurchased $224.96 million of the 7% Notes, and the Company repaid all $125.0 million of its 3 3/8% senior exchangeable notes (“3 3/8% Notes”) upon the acceleration of their maturity using proceeds from the Company’s $350.0 million Term Loan Facility. Unamortized deferred financing fees relating to the 7% Notes at the time of purchase were $4.5 million and costs associated with the tender offer were $0.6 million both of which were recognized as a loss on debt retirement during the second quarter of fiscal 2006. Unamortized deferred financing fees at the time of repayment of the 3 3/8% Notes were $4.0 million and costs were approximately $0.1 million, both of which were also recognized as a loss of debt retirement during the second quarter of fiscal 2006.

In fiscal 2005, the Company completed the following transactions: (1) the issuance of $125.0 million of 3 3/8% Notes and the purchase of a call option and issuance of a warrant for shares of the Company’s common stock in connection with the issuance of the 3 3/8% Notes, (2) the establishment of the $325.0 million Senior Credit Facility, and (3) the issuance of $100.0 million of 4 5/8% Notes. The Company used the proceeds from the issuance of the 3 3/8% Notes, borrowings under the Senior Credit Facility and cash on-hand to repay in full $251.2 million of indebtedness outstanding under its previously existing senior credit facility (including accrued and unpaid interest), repurchase approximately $25.0 million of its common stock and pay fees and expenses directly related to the transactions. In connection with the early termination of its prior senior credit facility, the Company recorded a $1.6 million loss on debt retirement resulting from the write-off of certain deferred financing fees. The Company

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used the proceeds from the issuance of the 4 5/8% Notes, borrowings under the Senior Credit Facility and cash on-hand to acquire Murray’s in December 2005 for approximately $180.9 million.

In connection with the issuance of the 3 3/8% Notes, the Company paid $27.0 million to a counterparty to purchase a call option designed to mitigate the potential dilution from the exchange of the 3 3/8% Notes. Under the call option, as amended, the Company had an option to purchase from the counterparty 5,414,063 shares, subject to adjustment, of its common stock at a price of $23.09 per share, which was equal to the initial exchange price of the 3 3/8% Notes. The Company received an aggregate of $17.8 million of proceeds from the same counterparty relating to the sale of warrants to acquire, subject to adjustment, up to 5,414,063 shares of its common stock. The warrants were exercisable at a price of $26.29 per share. Both the call option and warrant transactions had five-year terms. The call option and warrant transactions were each to be settled through a net share settlement to the extent that the price of the Company’s common stock exceeds the exercise price set forth in the agreements. The Company’s objective with these transactions was to reduce the potential dilution of its common stock upon an exchange of the 3 3/8% Notes. The Company accounted for the call option and the warrant as equity under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The embedded exchange feature in the 3 3/8% Notes providing for the issuance of common shares to the extent the Company’s exchange obligation exceeded the debt principal, the embedded put options and the call options in the debt as well as the separate freestanding call options and the warrants associated with the 3 3/8% Notes each met the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature, the put options and call options embedded in the debt and the separate freestanding call options and the warrants have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the 3 3/8% Notes were exchanged, the exchange was to be accounted for in a similar manner to a conversion with no gain or loss (as the cash payment of principal reduces the recorded liability issued at par) and the issuance of common shares would have been recorded in stockholders’ equity. Any accrued interest on the debt would not be paid separately upon an exchange and would be reclassified to equity. In addition, the premium paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying consolidated balance sheet and were not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the 3 3/8% Notes exchange features and the warrant agreements were to be included in the Company’s future diluted earnings per share calculations for those periods in which its average common stock price exceeded $23.09 in the case of the 3 3/8% Notes, and $26.29 in the case of the warrants. The purchased call option was anti-dilutive and was excluded from the diluted earnings per share calculation.

As discussed above, in July 2006, the Company repaid all the 3 3/8% Notes upon the acceleration of their maturity. As a result, in September 2006, the equity call option and warrant contracts were terminated and settled with the counterparty. The Company elected a cash settlement and received approximately $3.0 million for the call option and paid $1.4 million for the warrant contract. These amounts represented the fair value of the contracts at the termination date and were recorded as additional paid-in capital in fiscal 2006.

Seller Financing Arrangements

Seller financing arrangements relate to debt established for stores in which the Company was the seller-lessee and did not recover substantially all construction costs from the lessor. In those situations, the Company recorded its total cost in property and equipment and amounts funded by the lessor as a debt obligation in the accompanying balance sheet in accordance with EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction. A portion of the rental payments made to the lessor is charged to interest expense and reduces the corresponding debt based on amortization schedules.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Covenants

Certain of the Company’s debt agreements at February 3, 2008 contained negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness.

Auto is, under certain circumstances not applicable during the year ended February 3, 2008, subject to a minimum Fixed Charge Coverage Ratio under a Senior Credit Facility financial maintenance covenant. However, under the second waiver the Company entered into during the second quarter of fiscal 2006 and under all subsequent waivers, a minimum 1:1 Fixed Charge Coverage Ratio was required until the termination of such waivers. The filing of the Quarterly Report for the second quarter of fiscal 2007 resulted in the termination of the requirement to maintain the minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers. For the twelve months ended February 3, 2008, the Company would have been in compliance with this ratio had it been applicable. See “Senior Credit Facility — Revolving Line of Credit” above.

The Term Loan Facility contains certain financial covenants, one of which is the requirement of a minimum fixed charge coverage ratio (as defined in the Term Loan Facility). At February 3, 2008, the minimum fixed charge coverage ratio was 1.25:1 for the fourth quarter of fiscal 2007, 1.20:1 for the first quarter of fiscal 2008, 1.15:1 for the second quarter of fiscal 2008, 1.20:1 for the third and fourth quarters of fiscal 2008, and 1.45:1 thereafter. For the twelve months ended February 3, 2008, the Company’s actual ratio was 1.37:1. The ratios for fiscal 2007 and 2008 reflect the December 18, 2007 fourth amendment to the Term Loan Facility.

The Term Loan Facility also requires that a leverage ratio test be met. The December 18, 2007 fourth amendment to the Term Loan Facility increased the maximum leverage ratios permitted under the Term Loan Facility for the fourth quarter of fiscal 2007 and for each of the quarters of the fiscal year ending February 1, 2009 (“fiscal 2008”). The amendment increased the maximum leverage ratios as of February 3, 2008 to 5.30:1 for the fourth quarter of fiscal 2007, 5.80:1 for the first quarter of fiscal 2008, 6.00:1 for the second quarter of fiscal 2008, 5.75:1 for the third quarter of fiscal 2008, and 4.50:1 for the fourth quarter of fiscal 2008, while leaving all other ratios unchanged. The leverage ratios decline to 3.25:1 after the end of fiscal 2008 and further decline to 3.00:1 at the end of fiscal 2009. As of February 3, 2008, the Company’s actual leverage ratio was 4.37:1.

Based on the Company’s current financial forecast for fiscal 2008, the Company believes it will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility during fiscal 2008. A significant decline in its net sales or gross margin from what is currently forecasted or anticipated could limit the effectiveness of discretionary actions management could take to maintain compliance with the financial covenants in fiscal 2008. Although the Company does not expect such significant declines to occur, if they did occur, it may seek to obtain a covenant waiver or amendment from its lenders or seek a refinancing, all of which the Company believes are viable options for the Company should the Acquisition not occur. However, there can be no assurances a waiver or amendment could be obtained or a refinancing could be achieved.

The maximum leverage ratio permitted in the first quarter of fiscal 2009 decreases significantly to 3.25:1 from 5.75:1 in the third quarter of fiscal 2008 and 4.50:1 in the fourth quarter of fiscal 2007. Based on the Company’s current financial forecast, it does not expect to be able to satisfy this covenant for the first quarter of fiscal 2009. See Note 1 — Merger Agreement and Matters Related to the Company’s Indebtedness.

A breach of the covenants or restrictions contained in the Company’s debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under the Company’s Senior Credit Facility or the Term Loan Facility, the lenders could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable and exercise the remedies of a secured party against the collateral

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted to them to secure such indebtedness. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, the Company cannot be assured that its assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of its assets. At February 3, 2008, the Company was in compliance with the covenants under all its debt agreements.

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

Long-Term Debt Maturities

As of February 3, 2008, the maturities of long-term debt, excluding capital leases, were as follows ($ in thousands):

Fiscal 2008(1)	$50,551
Fiscal 2009	4,111
Fiscal 2010	98,932
Fiscal 2011	4,528
Fiscal 2012	333,476
Thereafter	11,373

$502,971

(1)	Includes the $46.5 million currently borrowed under the Senior Credit Facility.

Note 11 —	Derivative Financial Instruments

During April 2004, the Company entered into an interest rate swap agreement to effectively convert $100.0 million of its then held 7% senior subordinated notes (“7% Notes”) to a floating rate, set semi-annually in arrears, equal to the six month LIBOR + 283 basis points. The agreement was for the term of the 7% Notes. The hedge was accounted for as a “fair value” hedge; accordingly, the fair value of the derivative and changes in the fair value of the underlying debt were reported on the Company’s consolidated balance sheet and recognized in the results of operations. Based upon the Company’s assessment of effectiveness of the hedge, changes in the fair value of this derivative and the underlying debt did not have a significant effect on the Company’s consolidated results of operations. The differential to be paid under the agreement was accrued consistent with the terms of the swap agreement and was recognized in interest expense over the term of the related debt.

In July 2006, after the Company had repurchased substantially all of the 7% Notes, the Company paid $11.1 million to terminate the swap agreement, representing $10.4 million of a fair value liability and $0.7 million of accrued interest. The $10.4 million was recognized as a loss on debt retirement during the second quarter of fiscal 2006.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 3, 2008, the Company has not entered into any derivative financial agreements.

Note 12 —	Leases and Other Commitments

The Company leases its office and warehouse facilities, all but one of its retail stores, and most of its vehicles and equipment. Generally, store leases provide for minimum rentals and the payment of utilities, maintenance, insurance and taxes. Certain store leases also provide for contingent rentals based upon a percentage of sales in excess of a stipulated minimum. The majority of lease agreements are for base lease periods ranging from 10 to 20 years, with three to five renewal options of five years each.

Operating lease rental expense is as follows ($ in thousands):

	Fiscal Year
	2007	2006	2005

Minimum rentals	$147,911	$140,484	$122,378
Contingent rentals	744	802	1,068
Sublease rentals	(7,503)	(7,955)	(8,306)

	$141,152	$133,331	$115,140

Future minimum lease obligations (income) under non-cancelable leases at February 3, 2008 are as follows ($ in thousands):

	Capital	Operating	Sublease
	Leases	Leases	Rentals

Fiscal 2008	$7,423	$152,431	$(5,249)
Fiscal 2009	5,723	136,347	(3,285)
Fiscal 2010	3,301	120,401	(2,253)
Fiscal 2011	1,340	106,493	(1,655)
Fiscal 2012	324	89,999	(807)
Thereafter	238	291,026	(1,005)

	$18,349	$896,697	$(14,254)

Less: amounts representing interest	(2,133)

Present value of obligations	16,216
Less: current portion	(6,351)

Long-term obligation	$9,865

On March 7, 2005, the Company entered into a five-year logistics services agreement with Penske Logistics (“Penske”) whereby Penske provides substantially all of transportation services needs for inventory movement between each of the Company’s distribution centers, warehouses and stores. Billings from Penske contain bundled fixed and variable components covering the costs of dispatching, drivers, fuel, maintenance, equipment and other costs of providing the services. Although the agreement has a five-year term, it is cancellable by either party at each anniversary date of the agreement. Should the Company cancel the agreement early without cause, it would be subject to certain costs of early termination. Amounts expensed to Penske for logistics services were approximately $22.3 million for fiscal 2007, $22.2 million for fiscal 2006, and $15.6 million for the period of March 7, 2005 through January 29, 2006.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Income Taxes

In June 2006, the FASB issued FIN 48 which was effective for the Company at the beginning of fiscal 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 on February 5, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to retained earnings. As of February 3, 2008 and February 5, 2007 (the date of adoption), the Company had unrecognized tax benefits of approximately $9.8 million and $5.4 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows ($ in thousands):

Balance at February 5, 2007	$5,428
Additions for tax positions in prior periods	4,052
Additions for tax positions in current period	315

Balance at February 3, 2008	$9,795

The Company’s policy is to classify interest and penalties relating to unrecognized tax benefits as a component of income tax expense. As of February 3, 2008, the Company had not accrued any interest and penalties since sufficient net operating losses exist to offset any potential liability.

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods was approximately $3.2 million and $3.1 million as of February 3, 2008 and February 5, 2007, respectively. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months. The Company’s liability for unrecognized tax benefits is included in other non-current liabilities in the consolidated balance sheet.

Prior to the adoption of FIN 48, the Company recognized liabilities for anticipated income tax uncertainties based on its estimate of whether, and the extent to which, additional taxes will be due. If the Company ultimately determined that payment of these amounts would not be required, the Company reversed the liability and recognized a tax benefit during the period in which it was determined that the liability was no longer necessary. The Company recorded an additional charge in its provision for taxes in the period in which it was determined that the recorded tax liability was less than the Company expected the ultimate assessment to be.

The Company is subject to the following significant taxing jurisdictions: U.S. federal, Arizona, California, Colorado, Illinois, Michigan, and Minnesota. The Company has had net operating losses in various years dating back to the tax year 1993. The statute of limitation for a particular tax year for examination by the Internal Revenue Service is three years subsequent to the last year in which the loss carryover is finally used, and three to four years for the states of Arizona, California, Colorado, Illinois, Michigan and Minnesota. Accordingly, there are multiple years open to examination. The Internal Revenue Service has notified the Company they will be auditing the fiscal years ending January 30, 2005 and January 29, 2006.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes (excluding the $0.6 million deferred income tax benefit allocated to the cumulative effect of a change in accounting principle in fiscal 2006) is comprised of the following ($ in thousands):

	Fiscal Year
	2007	2006	2005

Current
Federal	$44	$596	$1,156
State	240	—	84

	284	596	1,240
Deferred
Federal	(7,024)	3,533	29,626
State	431	862	6,382

	(6,593)	4,395	36,008

Total	$(6,309)	$4,991	$37,248

The following table summarizes the differences between the Company’s expected and actual provision (benefit) for income taxes ($ in thousands):

	Fiscal Year
	2007	2006	2005

Income (loss) before income taxes	$(17,461)	$12,221	$95,038
Federal income tax rate	35%	35%	35%

Expected provision (benefit) for income taxes	(6,111)	4,277	33,263
Permanent wage add-back for federal tax credits	304	127	151
Permanent effect of stock based compensation	95	42	—
Other permanent differences including change in valuation allowance	675	359	(944)
State taxes, net of federal benefit	(590)	550	4,114
Changes to tax reserves	77	—	1,096
Tax credits	(759)	(364)	(433)

Actual provision (benefit) for income taxes	$(6,309)	$4,991	$37,247

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current and non-current deferred tax assets and liabilities reflected in the balance sheet consist of the following ($ in thousands):

	February 3,	February 4,
	2008	2007

Current deferred income taxes:
Store closing costs	$714	$999
Self-insurance reserves	9,648	8,489
Accrued employee benefits	6,842	7,320
Property taxes	—	(2,146)
Provision for bad debts	148	155
Tax loss carryforwards	1,400	7,861
Inventory valuation differences	15,619	21,456
Securities class action settlement	4,579	—
Other accrued expenses	11,685	3,402
Other	60	(246)
Valuation allowance	(46)	(790)

Total current deferred income tax asset	50,649	46,500

Non-current deferred income taxes:
Store closing costs	471	951
Accrued employee benefits	3,467	2,490
Capital lease expenditures	(1,674)	(1,712)
Deferred rent and incentives	15,093	10,939
Credits and other benefits	10,415	11,697
Depreciation and amortization	(49,403)	(48,004)
Tax loss carryforwards	36,061	32,216
Discount on exchangeable notes	(2,100)	(2,727)
Other	3,111	(688)
Valuation allowance	(61)	(962)

Total non-current deferred income tax asset	15,380	4,200

Net deferred tax asset	$66,029	$50,700

The Company has recorded deferred tax assets of approximately $37.5 million as of February 3, 2008, reflecting the benefit of federal and state tax net operating loss (“NOL”) carryforwards of approximately $103.4 million and $27.2 million, respectively. The federal carryforwards will expire beginning in 2021 and the state carryforwards will expire beginning in 2008. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Due to ownership changes from market trading in the Company’s common stock, the Company believes it had a statutory “ownership change” in January 2008, as defined under Section 382 of the Internal Revenue Code (“Section 382”). When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any NOL generated before the ownership change and, in certain circumstances, subsequently recognized “built-in” losses and deduction, if any, existing as of the date of the ownership change. Accordingly, the Company’s annual use of its federal and state NOLs that existed as of the date of the ownership change is limited to approximately $11.3 million. The Company had a prior Section 382 ownership change; however the Section 382 annual limitation arising from such ownership change was less restrictive than the one created by the January 2008 ownership change. The Company believes that it will be able to fully utilize its pre-January 2008 NOLs and other tax attributes in the future other than as noted below. The Company’s ability to utilize any new NOL arising after January 2008 is not affected by this 382 limitation.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized with the exception of a portion of the state net operating losses, for which management has determined that a valuation allowance in the amount of $0.1 million is necessary at February 3, 2008.

Note 14 —	Stock-Based Compensation and Other Employee Benefit Plans

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

The Company also provides various health, welfare and disability benefits to its full-time employees that are funded primarily by Company contributions. Other than for certain of its senior executives, the Company does not provide post-employment or post-retirement health care or life insurance benefits to its employees.

Long-Term Incentive Plan

In fiscal 2005, the Compensation Committee of the Company’s Board of Directors adopted the CSK Auto Corporation Long-Term Incentive Plan. The LTIP was established within the framework of the CSK Auto Corporation 2004 Stock and Incentive Plan, pursuant to which cash-based incentive bonus awards may be granted based upon the satisfaction of specified performance criteria. The Board also approved and adopted forms of Incentive Bonus Unit Award Agreements used to evidence the awards under the LTIP. Under the terms of the LTIP, participants (senior executive officers only) were awarded a certain number of incentive units that are subject to a four-year vesting period (25% per year, with the first vesting period ending in fiscal 2007) as well as stock performance criteria. Subject to specific terms and conditions governing a change in control of the Company, each incentive bonus unit, when vested, represents the participant’s right to receive cash payments from the Company on specified payment dates equal to the amounts, if any, by which the average of the per share closing prices of the Company’s common stock on the New York Stock Exchange over a specified period of time (after release by the Company of its fiscal year earnings) (the “measuring period”) exceeds $20 per share (which figure is subject to certain adjustments in the event of a change in the Company’s capitalization). The Company recorded $1.0 million, net of $0.6 million income tax benefit, as a cumulative effect of a change in accounting principle for the LTIP fair value liability upon the adoption of SFAS No. 123R on January 30, 2006. For the year ended February 3, 2008, the Company reduced the liability for the LTIP units by $1.2 million, as a result of the decrease in market price based on the decline in the Company’s stock price when compared to the previous fiscal year end. For the year ended February 4, 2007, the Company recognized $0.3 million of expense related to the LTIP units. The balance payable at February 3, 2008 is $0.8 million.

2004 Stock and Incentive Plan

In June 2004, the Company’s shareholders approved the CSK Auto Corporation 2004 Stock and Incentive Plan (the “Plan”), which replaces all of the following previously existing plans: (1) the 1996 Associate Stock Option Plan; (2) the 1996 Executive Stock Option Plan; (3) the 1999 Executive Stock Option Plan; and (4) the CSK Auto Corporation Directors Stock Plan. Approximately 1.9 million options to purchase shares of the Company’s common stock granted under these prior plans were still outstanding at the inception of the new Plan. These options can still be exercised by the grantees according to the provisions of the prior plans. Pursuant to the provisions of the Plan, any of these options which are cancelled under the prior plans will be added to shares available for issuance under the Plan.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has broad authority in administering and interpreting the Plan. The Company believes the Plan promotes and closely aligns the interests of its employees and directors with its stockholders by permitting the award of stock-based compensation and other performance-based compensation. The Company believes the Plan will strengthen its ability to reward performance that enhances long-term stockholder value and to attract and retain outstanding employees and executives. Plan participation is limited to employees of the Company, any subsidiary or parent of the Company and directors of the Company.

The Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. Under the Plan, the number and kind of shares as to which options, stock appreciation rights, restricted stock, stock units, incentive bonuses or other stock unit awards may be granted was 4.0 million shares of the Company’s common stock plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan. On November 8, 2007, the Company’s stockholders approved an amendment to the Plan that increased the number of shares of the Company’s common stock available for grant under the Plan by 1.5 million to a total of 5.5 million shares (plus any shares subject to awards made under the prior plans that were outstanding on the effective date of the Plan). The number of shares that can be granted for certain of the items listed above may be restricted per the Plan document. In no event will any option be exercisable more than 10 years after the date the option is granted. In general, the stock incentives vest in three years. As of February 3, 2008, there were approximately 2.1 million shares available for grant.

Options Activity

Activity in all of the Company’s stock option plans is summarized as follows:

			Weighted	Weighted
		Weighted	Average	Remaining		Weighted
		Average	Grant	Contractual		Average	Aggregate
	Number of	Exercise	Date Fair	Term	Options	Exercisable	Intrinsic
	Shares	Price	Value	(Years)	Exercisable	Price	Value(1)

Balance at January 30, 2005	2,646,832	$13.92			964,898	$13.87	$7,269,000

Granted at market price	918,527	$15.92	$5.74
Exercised	(105,590)	$10.70
Cancelled	(252,360)	$17.94

Balance at January 29, 2006	3,207,409	$14.31			2,368,144	$14.56	$7,681,000

Granted at market price	626,236	$16.62	$6.35
Exercised	(91,963)	$13.05
Cancelled	(461,161)	$19.02

Balance at February 4, 2007	3,280,521	$14.12			2,353,327	$13.54	$7,938,000

Granted at market price	1,677,604	$12.13	$3.91
Exercised	(46,213)	$9.60
Cancelled	(1,076,120)	$12.69

Balance at February 3, 2008	3,835,792	$13.70		4.58	2,010,169	$14.35	$70,500

Ending Vested and Expected to Vest	3,329,097	$13.79		4.29			$70,500
Ending Exercisable	2,010,169	$14.35		2.82			$70,500

(1)	Based on the Company’s closing stock price of $8.98 on February 1, 2008.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the Company’s stock options at February 3, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average	Aggregate
	Number	Contractual	Exercise		Exercisable	Intrinsic
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price	Value

$ 5.73 - $10.15	304,343	4.05	$9.56	144,343	$9.04
$10.53 - $10.80	1,063,249	6.70	$10.79	4,950	$10.69
$10.93 - $13.32	868,201	2.26	$12.96	868,201	$12.96
$13.46 - $16.62	1,215,480	4.20	$16.26	908,156	$16.16
$16.62 - $19.83	384,519	5.57	$18.62	84,519	$18.50

$ 5.73 - $19.83	3,835,792	4.58	$13.70	2,010,169	$14.35	$70,500

For fiscal 2007, there was minimal intrinsic value for stock options exercised. For fiscal 2006 and 2005, the intrinsic value of stock options exercised was $0.3 million and $0.6 million, respectively. The weighted average grant date fair value for options granted for fiscal 2007, 2006, and 2005 was $6.6 million, $4.0 million, and $5.3 million, respectively.

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

The following table summarizes values for stock options exercised (in thousands):

	Fiscal Year
	2007	2006	2005

Cash received	$443	$1,196	$1,130
Tax benefits	$—	$—	$231

Restricted Stock Activity

During fiscal 2007 and 2006, the Company issued 262,686 shares and 71,147 shares of restricted stock, respectively, at an average market price of $12.27 and $16.62, respectively, to its executive officers and other associates pursuant to the Plan, which vest equally over a three year period.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the Company’s restricted stock is summarized as follows:

			Weighted
		Weighted	Remaining	Aggregate
	Number of	Average Grant	Contractual	Intrinsic
	Shares	Date Fair Value	Term (Years)	Value(1)

Non-vested at February 4, 2007	128,309	$15.86		$—

Granted	262,686	$12.27
Released	(34,002)	$15.34
Cancelled	(75,372)	$12.81

Non-vested at February 3, 2008	281,621	$13.23	2.40	$—

(1)	Based on the Company’s closing stock price of $8.98 on February 1, 2008.

Retirement Program

The Company sponsors a 401(k) plan that is available to all employees who, up until December 31, 2006, had to have completed one year of continuous service to be eligible. Effective October 1, 1997, the Company matches from 40% to 60% of employee contributions in 10% increments, based on years of service, up to 4% of the participant’s base salary. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code (“IRC”) of 1986, as amended. The Company’s matching contributions totaled $2.0 million, $1.9 million and $1.5 million for fiscal 2007, 2006 and 2005 respectively. Effective January 1, 2007, the Company amended the 401(k) plan to provide immediate eligibility for participation at the date of hire if the employee is at least 21 years of age; however, no Company matching contributions vest until one year of plan participation (or three years of Company service).

The Company also sponsors the CSK Auto, Inc. Deferred Compensation Plan. This plan is maintained primarily to provide deferred compensation benefits for a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). For IRC and ERISA purposes, this plan is deemed to be “unfunded.” The Deferred Compensation Plan permits participants voluntarily to defer up to 50% of their salary and 100% of their annual bonus without regard to the limitations under the IRC applicable to the Company’s tax-qualified plans. In addition, any refunds resulting from non-discrimination testing of the Company’s 401(k) Plan will be automatically transferred from the participant’s 401(k) account to the Deferred Compensation Plan. Although the Company may also make matching contributions to a participant’s account under this plan (except for automatic transfers of excess Company matching contributions from a participant’s 401(k) plan account), the Company has not elected to do so. Deferred amounts and any matching contributions under the Deferred Compensation Plan are 100% vested at all times, and are invested on behalf of the participant in investment vehicles selected from time to time by the administrators of the plan. Benefits are payable at retirement in either a lump sum or installments for up to 12 years. Benefits upon a termination of employment prior to retirement are payable only in a lump sum.

Supplemental Retirement Plan Agreement

The Company has a supplemental executive retirement plan agreement with its former Chairman and Chief Executive Officer, Maynard Jenkins, which provides supplemental retirement benefits for a period of 10 years beginning on the first anniversary of the effective date of termination of his employment for any reason other than for Cause (as defined in such retirement plan agreement). Mr. Jenkins retired on August 15, 2007. The benefit amount in this agreement is fully vested and payable to Mr. Jenkins at a rate of $600,000 per annum. In January 2006, this agreement was amended to make such changes as were necessary to bring the agreement into compliance

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the American Jobs Creation Act of 2004. The Company has accrued the entire present value of this obligation of approximately $4.0 million as of February 3, 2008 and February 4, 2007. Payments of $0.4 million were made to Mr. Jenkins during fiscal 2007.

Note 15 —	Earnings per Share

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

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006

Numerator for basic and diluted earnings per share:
Net income (loss)	$(11,152)	$6,264	$57,790

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	43,971	43,877	44,465

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	43,971	43,877	44,465
Effect of dilutive securities	—	252	347

Weighted average shares outstanding (diluted)	43,971	44,129	44,812

Shares excluded as a result of anti-dilution:
Stock options	2,519	2,029	790

Incremental net shares for the exchange feature of the $100.0 million 6 3/4% senior exchangeable notes due in 2025 will be included in the Company’s future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $16.50 per share.

Note 16 —	Stock Repurchase Program

On July 25, 2005, the Company announced a share repurchase program for the purchase of up to $25.0 million (aggregate purchase price) of its common stock in connection with the refinancing transactions completed in 2005 (discussed in Note 10 — Long Term Debt, above). In the second quarter of 2005, the Company repurchased 1,409,300 shares of common stock for an aggregate purchase price of $25.0 million.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based upon comparisons to similar instruments of comparable maturities, are as follows ($ in thousands):

	February 3, 2008		February 4, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Receivables	$37,322	$37,322	$43,898	$43,898
Amounts due under term loan facility	$345,647	$345,647	$349,125	$349,125
Amounts due under senior credit facility	$46,500	$46,500	$52,000	$52,000
Obligations under 6 3/4% senior exchangeable notes	$94,635	$92,065	$93,061	$124,211

Note 18 —	Employee Severance and Store Asset Impairment Charges

During the third quarter of fiscal 2007, the Company commenced a comprehensive strategic review of the Company aimed at improving its profitability and restoring top line growth. As part of the initial strategic planning process, the Company made the decision to close approximately 40 stores during fiscal 2008. For the identified store closures the Company performed an asset impairment review in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, and recorded a non-cash impairment charge of $1.2 million for leasehold assets and store fixtures that will be sold or otherwise disposed of significantly before the end of their originally estimated useful lives. The impairment charge is included in operating and administrative expenses in the accompanying consolidated statement of operations.

The strategic review of the Company continued into the fourth quarter of 2007. As part of this review, the Company’s executive management team also evaluated the current management structure and eliminated approximately 160 non-sales positions, primarily in the corporate and field administration areas, reorganized the staffing in the Company’s corporate offices, consolidated certain corporate functions and eliminated several vice president and other management positions during the third and fourth quarters of fiscal 2007. A number of executives were reassigned in order to leverage existing skills and experience across the team in an effort to continue reducing operating costs. During the third and fourth quarters of fiscal 2007, the Company incurred $2.0 million in severance costs related to these strategic personnel reductions, and as of February 3, 2008, the remaining liability for employee severance costs was approximately $0.9 million.

All store locations currently planned for closure in fiscal 2008 are leased, and substantially all of these closures are expected to occur near the end of a noncancellable lease term, resulting in minimal closed store costs. The costs of any remaining operating lease commitments will be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and as such will be expensed at the fair value at the date the Company ceases operating the store.

Note 19 —	Guarantees

In connection with the disposition and/or sublease of certain store locations and service centers, the Company has indemnified the purchasers/subtenants against claims arising from environmental contamination, if any, existing on the date of disposition. In some of these cases, the Company is indemnified by or have recourse to an unrelated third party for claims arising from any such contamination, and also, or in the alternative, have insurance coverage that may be available to offset the potential cost of the indemnity obligation. The Company also indemnifies third party landlords under most of its store leases against claims resulting from the occurrence of certain triggering events or conditions arising out of the Company’s operations from the leased premises. The

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company enters into various other agreements with unrelated parties in the ordinary course of its business, which may include indemnity obligations relating to a triggering event, or condition, which is, in most cases, based on the Company’s future performance. In some cases, the indemnity obligations are triggered by the Company’s prior acts or third parties’ future performance, but are otherwise not limited in duration or monetary exposure. However, in such instances, the Company has determined that the likelihood of occurrence of the triggering event is remote and/or that the potential cost to the Company of performance of the indemnity would not be material.

The Company’s risk management philosophy is to limit risk in any transaction or relationship to the maximum extent reasonable in relation to commercial and other considerations. Before accepting any indemnity obligation, the Company makes an informed risk management decision considering, among other things, the remoteness of the possibility that the triggering event will occur, the potential costs to perform any resulting indemnity obligation, possible actions to reduce the likelihood of a triggering event or to reduce the costs of performing an indemnity obligation, whether the Company is in fact indemnified by an unrelated third party, insurance coverage that may be available to offset the cost of the indemnity obligation, and the benefits to the Company from the transaction or relationship.

Because most of the Company’s indemnity obligations are not limited in duration or potential monetary exposure, the Company cannot calculate the maximum potential amount of future payments that could be paid under its indemnity obligations stemming from all its existing agreements. The Company also accrues for contingent liabilities, including those arising out of indemnity obligations, when a loss is probable and the amounts can be reasonably estimated. The Company is not aware of the occurrence of any triggering event or condition that would have a material adverse impact on its financial statements as a result of an indemnity obligation relating to such triggering event or condition.

The Company has issued standby letters of credit related to insurance coverage, lease obligations and other matters that expire during fiscal 2008. As of February 3, 2008, total amounts committed under these letters of credit were $31.5 million, which consists of $29.4 million of stand-by letters of credit and $2.1 million of commercial letters of credit.

Note 20 —	Transactions and Relationships with Related Parties

Upon his retirement as President and Chief Operating Officer of the Company in April 2000, the Company entered into an employment agreement with Mr. James Bazlen, a member of its Board of Directors, for the performance of specific projects for the Company, as designated by the Chief Executive Officer or President, for an annual base salary of $50,000 and continued payment of certain medical, dental, insurance, 401(k) and other benefits. This agreement is terminable by either party upon written notice. In connection with his membership on the Company’s Board of Directors, Mr. Bazlen receives all compensation (including annual grants of stock options), except for the Annual Stipend, that is provided to the Company’s outside directors under the Outside Director Compensation Policy.

The Company entered into an agreement on November 18, 2005 with Evercore Financial Advisors L.L.C. (“Evercore”) for certain financial advisory services in connection with the Company’s acquisition of Murray’s. William A. Shutzer, one of the Company’s directors, is a Senior Managing Director of Evercore. Under the agreement, the Company agreed to pay, and the Board of Directors approved the payment of, approximately $1.4 million to Evercore upon the successful closing of the transaction. The agreement also contained standard terms and conditions. The Company closed the Murray’s transaction on December 19, 2005. In May 2006, the Board of Directors approved the Company’s entry into a separate agreement with Evercore for financial advisory services in connection with the Company’s refinancing in fiscal 2006, resulting in payments in fiscal 2006 to Evercore of approximately $610,000.

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

Note 21 —	Legal Matters

Fiscal 2006 Audit Committee Investigation and Restatement of the Consolidated Financial Statements

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

Background

In the Company’s 2004 Annual Report on Form 10-K for fiscal 2004, filed May 2, 2005 (the “2004 10-K”), management concluded that the Company did not maintain effective internal control over financial reporting as of January 30, 2005 due to the existence of material weaknesses as described in the 2004 10-K. The plan for remediation at that time called for, among other things, the Company to enhance staffing and capabilities in its Finance organization. During fiscal 2005, the Company made several enhancements to its Finance organization

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the October 2005 hiring of a new Senior Vice President and Chief Financial Officer. In the fourth quarter of fiscal 2005, new personnel in the Company’s Finance organization raised questions regarding the existence of inventory underlying certain general ledger account balances, and an internal audit of vendor allowances raised additional concerns about the processing and collections of vendor allowances. Management’s review of these matters continued into the Company’s fiscal 2005 year-end financial closing. In early March 2006, it became apparent that inventories and vendor allowances were potentially misstated and that the effect was potentially material to the Company’s previously issued consolidated financial statements. The Audit Committee, acting through a Special Investigation Committee appointed by the Audit Committee consisting of the Audit Committee Chairman and the Company’s designated Presiding Director, retained independent legal counsel who, in turn, retained a nationally recognized accounting firm, other than the Company’s independent registered public accountants, to assist it in conducting an independent investigation relative to accounting errors and irregularities, relating primarily to the Company’s historical accounting for its inventories and vendor allowances.

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

During and following the Audit Committee-led investigation, the Company’s Finance personnel (consisting primarily of the Company’s then new Chief Financial Officer and numerous experienced finance/accounting consultants the Company had retained near the onset of the investigation to assist with the restatement efforts), assisted by the Company’s Internal Audit staff, conducted follow-up procedures to ensure that the information uncovered during the investigation was complete, evaluated the initial accounting for numerous transactions and reviewed the activity in accounts in light of the newly available information to determine the propriety of the initial record-keeping and accounting. In the course of these follow-up procedures, the Company also identified a number of other accounting errors and irregularities that were corrected in its restated consolidated financial statements in its 2005 10-K.

The legal and accounting advisors to the Audit Committee, from March through the end of September 2006, reviewed relevant documentation and interviewed current and former officers and employees of the Company. The investigation and restatement process identified numerous instances of improperly supported journal entries recorded to general ledger accounts, override of Company policies and procedures, absence of appropriately designed policies and procedures, misapplication of GAAP and other ineffective controls. In addition, the investigation identified evidence of both a “tone” among certain senior executives of the Company that discouraged the raising of accounting concerns and other behavior that was deemed to not be acceptable by the Company’s disinterested directors (i.e., the five of the Company’s directors, including the members of the Special Investigation

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee, who are not present or former members of Company management) (hereinafter, the “Disinterested Directors”).

On September 28, 2006, the Company announced the substantial completion of the Audit Committee-led investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. In addition, the Company announced personnel changes and also announced its intent to implement remedial measures in the areas of enhanced accounting policies, internal controls and employee training.

Following the completion of the Audit Committee-led investigation, the Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the General Counsel and the Chief Financial Officer to develop a remediation plan to address the types of matters identified during the investigation. The remediation plan the Remediation Committee has been working with reflects the input of the Disinterested Directors. While many aspects of the remediation plan have been implemented, other aspects of the plan are presently in the development phase or scheduled for later implementation. This remediation plan includes a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness and education, corporate governance training, awareness of and education relative to key codes and policies, as well as departmental specific measures. See discussion under “Management’s Report on Internal Control Over Financial Reporting — Plan for Remediation of Material Weaknesses” in Item 9A, “Controls and Procedures.”

The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006. Legal, accounting consultant and audit expenses relative to the securities class action and shareholder derivative litigation, regulatory investigations, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of the Company’s fiscal 2006 delinquent filings continued into fiscal 2007 and totaled approximately $12.3 million. The Company expects to continue to incur legal expenses in fiscal 2008 related to the regulatory investigations and securities class action litigation.

Securities Class Action Litigation

On June 9 and 20, 2006, two shareholder class actions alleging violations of the federal securities laws were filed in the United States District Court for the District of Arizona against the Company and four of its former officers: Maynard Jenkins (who also was a director), James Riley, Martin Fraser and Don Watson. The cases are entitled Communication Workers of America Plan for Employees Pensions and Death Benefits v. CSK Auto Corporation, et al., No. CV-06-1503 PHX DGC (“Communication Workers”) and Wilfred Fortier v. CSK Auto Corporation, et al., No. CV-06-1580 PHX DGC. The cases were consolidated on September 18, 2006 with Communication Workers as the lead case. The consolidated actions have been brought by lead plaintiff Communication Workers of America Plan for Employee Pensions and Death Benefits (the “Lead Plaintiff”) on behalf of a putative class of purchasers of CSK Auto Corporation stock between March 20, 2003 and April 13, 2006, inclusive. Lead Plaintiff filed an Amended Consolidated Complaint on November 30, 2006. Lead Plaintiff voluntarily dismissed James Riley by not naming him as a defendant in the Amended Consolidated Complaint. The Company and Messrs. Jenkins, Fraser and Watson (collectively referred to as the “Defendants”) filed motions to dismiss the Amended Consolidated Complaint, which the court granted on March 28, 2007. The court allowed Lead Plaintiff leave to amend its complaint, and it filed their Second Amended Consolidated Complaint on May 25, 2007.

The Second Amended Consolidated Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Second Amended Consolidated Complaint alleges that Defendants issued false statements before and during the putative class period about the Company’s income, earnings and internal controls, allegedly

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

causing the Company’s stock to trade at artificially inflated prices during the putative class period. It seeks an unspecified amount of damages. Defendants filed motions to dismiss the Second Amended Consolidated Complaint on July 13, 2007. On September 27, 2007, the court issued an order granting the motion to dismiss Mr. Fraser with prejudice and denying the motions to dismiss the Company and Messrs. Jenkins and Watson. On October 24, 2007, the court issued a scheduling order setting forth a pretrial schedule that contemplates a trial if necessary, in March 2009, Lead Plaintiff filed its motion to certify the class on January 18, 2008 and the Company filed its response on February 15, 2008. Lead Plaintiff filed its reply in support of its motion for class certification on March 14, 2008. A hearing on the motion was scheduled to take place on March 21, 2008. See Note 22 — Subsequent Events for details of an agreement in principle to settle this litigation.

Shareholder Derivative Litigation

On July 31, 2006, a shareholder derivative suit was filed in the United States District Court for the District of Arizona against certain of CSK’s former officers and certain current and former directors. The Company was a nominal defendant. On June 11, 2007, plaintiff filed a Second Amended Complaint alleging claims under Section 304 of the Sarbanes-Oxley Act of 2002 and for alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Second Amended Complaint sought, purportedly on behalf of the Company, damages, restitution, and equitable and injunctive relief. On June 22, 2007, the Company filed a motion to dismiss the Second Amended Complaint for failure to plead demand futility adequately or, in the alternative, to stay the case until the shareholder class action litigation is resolved. The individual defendants joined in the Company’s motion. On August 24, 2007, the court granted the Company’s motion to dismiss the suit based on plaintiff’s failure to adequately plead demand futility. The court entered a judgment in defendants’ favor on October 22, 2007. Plaintiff did not file a notice of appeal in the 30 days allowed for doing so, and the judgment in defendants’ favor is now final.

Governmental Investigations

The SEC is conducting an investigation related to certain historical accounting practices of the Company. On November 27, 2006, the SEC served a subpoena on the Company seeking the production of documents from the period January 1, 1997 to the date of the subpoena related primarily to the types of matters identified in the Audit Committee-led investigation, including internal controls and accounting for inventories and vendor allowances. On December 5, 2006, the SEC also served document subpoenas on Messrs. Jenkins, Fraser and Watson. Since that time, the SEC has served subpoenas for documents and testimony on, and requested testimony from, current and former employees, officers, directors and other parties it believes may have information relevant to the investigation. The Company’s Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation. In addition, the U.S. Attorney’s office in Phoenix (the “USAO”) and the Department of Justice in Washington, D.C. (the “DOJ”) have opened an investigation related to these historical accounting practices. Counsel for the Company’s Audit Committee-led investigation has met with the USAO and DOJ and has shared with them requested information from the Audit Committee-led investigation. At this time, the Company cannot predict when these investigations will be completed or what their outcomes will be.

Other Litigation

During fiscal 2007, the Company accrued approximately $1.5 million for the estimated costs of settling various regulatory compliance matters relating to operating practices. The Company does not believe these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company currently and from time to time is involved in other litigation incidental to the conduct of its business, including but not limited to asbestos and similar product liability claims, slip and fall and other general liability claims, discrimination and employment claims, vendor disputes, and miscellaneous environmental and real

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estate claims. The damages claimed in some of this litigation are substantial. Based on internal review, the Company accrues reserves using its best estimate of the probable and reasonably estimable contingent liabilities. The Company does not currently believe that any of these other legal claims incidental to the conduct of its business, individually or in the aggregate, will result in liabilities material to its consolidated financial position, results of operations or cash flows.

Note 22 —	Subsequent Events

Merger Agreement — As described above in Note 1 — Merger Agreement and Matters Related to the Company’s Indebtedness, on April 1, 2008 the Company entered into an Agreement and Plan of Merger with O’Reilly Automotive, Inc. and an indirect wholly-owned subsidiary of O’Reilly pursuant to which the Company is expected to become a wholly-owned subsidiary of O’Reilly.

Stockholder Rights Plan — On February 4, 2008, the Company issued a press release announcing it had adopted a stockholder rights plan (the “Rights Plan”) and entered into a Rights Agreement on the same date with Mellon Investor Services LLC, as Rights Agent. The Rights Plan was adopted in order to maintain the integrity of the strategic review process that the Company’s Board of Directors is conducting.

Under the Rights Plan, one “Right” has been issued for each share of the Company common stock outstanding as of February 14, 2008. The Rights will not become exercisable, and separate certificates evidencing the Rights will not be issued, unless the Rights are triggered. The Rights would be triggered by, among other things, a person or group acquiring or announcing an intention to acquire 10% or more of the Company’s common stock, or upon the consummation of a transaction in which the Company is not the surviving entity, the outstanding shares of the Company’s common stock are exchanged for stock or assets of another person, or 50% or more of the Company’s consolidated assets or earning power are sold. If a party exceeds the ownership thresholds and the Rights are not redeemed, each Right will entitle the holder, other than the triggering party, to purchase a number of shares of the Company’s common stock having a value of twice the $45 exercise price. Such an exercise would dilute the triggering party’s holdings in the Company.

The Rights will expire on February 3, 2009, unless the Rights Plan is extended by the Company’s stockholders, in which case, the Rights will expire on February 4, 2011 (unless earlier redeemed or exchanged). Subject to certain exceptions, the Rights are redeemable by action of the Company’s Board of Directors at a nominal price per Right.

Securities Class Action Litigation Settlement — On March 21, 2008, as a result of ongoing settlement discussions regarding the securities class action litigation, Lead Plaintiff and the defendants (including the Company) reached an agreement in principle to settle the case. Pursuant to the agreement in principle, the settlement amount will be $10.0 million in cash (which the Company expects will be paid by its directors and officers liability insurance) and $1.7 million in Company stock (to be contributed by the Company and valued at the closing price of the Company’s stock on March 20, 2008). The Company would also pay interest on the cash portion of the settlement at the rate of 5% per annum to the extent that it is not deposited into the settlement escrow account within 30 days of March 21, 2008. The agreement in principle also includes certain corporate governance and contracting policy terms that would apply so long as the Company remains an independent company. The court has scheduled a hearing to preliminarily approve the settlement on April 22, 2008.

In fiscal 2007, the Company recorded a charge for the $11.7 million settlement, which is included in accrued expenses and other current liabilities. The Company had tendered a claim with its primary insurer, under its Directors and Officers liability insurance policy, which participated in the settlement negotiations and has agreed to fund within its policy limits the $10.0 million cash portion of the settlement agreement. Such insurer has also agreed, pursuant to the policy, to reimburse the Company $5.0 million for certain legal defense costs the Company has incurred related to the securities class action litigation described above and the shareholder derivative litigation and SEC investigation described in Note 21-Legal Matters, the majority of which was reimbursed in fiscal 2007.

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Such legal costs were expensed as incurred by the Company and reported as a component of investigation and restatement costs in the accompanying Consolidated Statement of Operations. The Company expects to recognize the insurance defense cost reimbursements and settlement payments of $15.0 million (in the aggregate) in results of operations in fiscal 2008 upon preliminary approval by the court of the settlement, expected in the first quarter of fiscal 2008.

Note 23 —	Quarterly Results (unaudited)

The Company’s business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping the Company’s second and third fiscal quarters). In addition, the Company’s business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales as customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase.

The following table sets forth certain quarterly unaudited operating data for fiscal 2007 and 2006. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. Please note the sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

	Fiscal Year 2007(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except share and per share data)

Results of operations
Net sales	$473,035	$480,227	$471,386	$426,999
Gross profit	$220,598	$230,380	$214,563	$201,457
Investigation and restatement costs	$4,564	$3,771	$2,288	$1,725
Securities class action settlement	$—	$—	$—	$11,700
Operating profit (loss)	$16,094	$21,899	$4,267	$(5,558)
Interest expense	$13,322	$13,164	$13,186	$14,491
Income (loss) before income taxes	$2,772	$8,735	$(8,919)	$(20,049)
Income tax expense (benefit)	$1,102	$3,436	$(3,096)	$(7,751)
Net income (loss)	$1,670	$5,299	$(5,823)	$(12,298)

Basic earnings (loss) per share	$0.04	$0.12	$(0.13)	$(0.28)
Diluted earnings (loss) per share	$0.04	$0.12	$(0.13)	$(0.28)

Shares used in computing per share amounts:
Basic	43,951	43,955	43,962	44,019
Diluted	44,697	44,844	43,962	44,019

CSK AUTO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2006(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except share and per share data)

Results of operations
Net sales	$463,768	$488,742	$483,075	$472,191
Gross profit	$215,195	$232,553	$226,887	$221,429
Investigation and restatement costs	$3,670	$11,962	$6,736	$3,371
Operating profit	$29,213	$20,463	$18,731	$12,031
Interest expense	$10,321	$10,999	$13,308	$14,139
Loss on debt retirement	$—	$19,336	$90	$24
Income (loss) before income taxes and cumulative effect of change in accounting principle	$18,892	$(9,872)	$5,333	$(2,132)
Income tax expense (benefit)	$7,735	$(4,055)	$2,175	$(864)
Income (loss) before cumulative effect of change in accounting principle	$11,157	$(5,817)	$3,158	$(1,268)
Cumulative effect of change in accounting principle, net of tax	$(966)	$—	$—	$—
Net income (loss)	$10,191	$(5,817)	$3,158	$(1,268)
Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.25	$(0.13)	$0.07	$(0.03)
Cumulative effect of change in accounting principle	(0.02)	—	—	—

Net income (loss) per share	$0.23	$(0.13)	$0.07	$(0.03)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.25	$(0.13)	$0.07	$(0.03)
Cumulative effect of change in accounting principle	(0.02)	—	—	—

Net income (loss) per share	$0.23	$(0.13)	$0.07	$(0.03)

Shares used in computing per share amounts:
Basic	43,844	43,855	43,867	43,937
Diluted	44,218	43,855	44,050	43,937

(1)	The Company’s fiscal year consists of 52 or 53 weeks, ends on the Sunday nearest to January 31, and is named for the calendar year just ended. Fiscal 2007 and fiscal 2006 had 52 and 53 weeks, respectively. The additional week in fiscal 2006 is included in the fourth quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of February 3, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of February 3, 2008 because of the material weaknesses described below. The Company performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained within this Annual Report were prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2008. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled Internal Control-Integrated Framework.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

In connection with management’s assessment, as of February 3, 2008, the following material weaknesses in the Company’s internal control over financial reporting were identified:

1) Resources, and Policies and Procedures to Ensure Proper and Consistent Application of GAAP — The Company failed to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. This material weakness in the Company’s resources, and policies and procedures contributed to the following additional material weakness:

a) Financial Reporting — The Company did not maintain effective controls over the completeness and accuracy of its period end financial reporting process. Specifically, effective controls, including monitoring, were not maintained to ensure (i) timely resolution of reconciling items and review of account reconciliations over certain balance sheet accounts, (ii) timely recording of required period-end adjustments, and (iii) accumulation and review of all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures.

These material weaknesses contributed to the following additional material weaknesses and resulted in adjustments to the Company’s fiscal 2007, fiscal 2006 and fiscal 2005 annual interim consolidated financial statements prior to the inclusion in the Company’s periodic filings with the SEC and to the restatement of the Company’s fiscal 2004 and 2003 annual consolidated financial statements and consolidated financial statements for each of the first three quarters of fiscal 2005 and for each of the quarters of fiscal 2004 as described in the Company’s Form 10 -K for its fiscal year ended January 29, 2006 filed on May 1, 2007. Additionally, these material weaknesses could result in misstatements of any of the Company’s consolidated financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2) Accounting for Inventory — The Company did not maintain effective controls over the completeness, accuracy, existence and valuation of its inventory. Specifically, effective controls, including monitoring, were not maintained to ensure that the Company’s inventory systems completely and accurately processed and accounted for inventory movements within the Company’s distribution network, particularly the disposition of inventory returns from customers. Additionally, the Company did not maintain effective monitoring and review over in-transit inventory, defective product warranty costs, core inventory and related core return liability accounts and shrink expense and shrink accruals. Furthermore, reconciliations of distribution center and warehouse physical inventory counts to the general ledger balances were not performed accurately, resulting in adjustments to year-end inventory balances.

3) Accounting for Vendor Allowances — The Company did not maintain effective controls over the completeness, accuracy and valuation of its vendor allowances. Specifically, effective controls, including monitoring, were not maintained to ensure (i) errors were prevented or detected in interim and annual estimates of vendor allowances under certain contracts and that vendor allowances were recorded in the appropriate general ledger accounts to allow for appropriate inventory cost capitalization calculations, (ii) all final contracts were reviewed by accounting personnel on a timely basis, and (iii) accounting of vendor allowances were recorded in the proper periods.

4) Accounting for Certain Accrued Expenses — The Company did not maintain effective controls over the completeness, accuracy and valuation of certain of its accrued expense accounts and related cost of sales, operating and administrative expenses, and store closing costs. Specifically, effective controls including monitoring, and review and analysis were not maintained to ensure certain accrued expense accounts were complete and accurate.

These material weaknesses described in 2 — 4 above resulted in adjustments to the aforementioned accounts within the Company’s fiscal 2007, fiscal 2006 and fiscal 2005 annual and interim consolidated financial statements prior to the inclusion in the Company’s periodic filings with the SEC and to the restatement of the Company’s fiscal 2004 and 2003 annual consolidated financial statements and consolidated financial statements for each of the first three quarters of fiscal 2005 and for each of the quarters of fiscal 2004 as described in the Company’s Form 10-K for its fiscal year ended January 29, 2006 filed on May 1, 2007. In addition, each of the material weaknesses described in 2 — 4 above could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements and disclosures that would not be prevented or detected on a timely basis.

Management has concluded that due to the aforementioned material weaknesses, the Company did not maintain effective internal control over financial reporting as of February 3, 2008 based on criteria established in Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of February 3, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

Remediation Initiatives

The Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the General Counsel and the Chief Financial Officer to develop and implement a remediation plan to address the material weaknesses and other deficiencies noted from the completion of the Company’s evaluation of internal controls over financial reporting. The remediation plan that the Remediation Committee has been working with reflects the input of the Disinterested Directors.

To remediate the material weaknesses described above, the Company has implemented or plans to implement the remedial measures described below. In addition, the Company plans to continue its evaluation of its controls and procedures and may, in the future, implement additional enhancements:

Resources, and Policies and Procedures to Ensure Proper and Consistent Application of GAAP — The Company plans to prepare or enhance formal written accounting policies and procedures and establish procedures and processes for their periodic update. In addition, procedures are being written that should provide for the ability to effectively audit compliance.

The Company has hired, and plans to hire additional Finance organization employees who have knowledge, experience and training in the application of GAAP to handle the Company’s operations and related financial reporting requirements. These employees, along with a rigorous monthly financial statement review and comparison of actual results to budget, are intended to assist in substantiating that our financial reporting is in compliance with GAAP and SEC rules and regulations. The Company plans to increase the accounting, internal control, and SEC reporting acumen and accountability of its Finance organization employees through a regular training program, which is planned to include, among other things, in-house training and development programs to enhance their competency with respect to GAAP and financial reporting.

Financial Reporting — Formalized procedures are being enhanced to provide for the proper preparation of account reconciliations and their independent review and approval. The Company also is automating certain procedures so that it will be more effective and efficient to complete and review account reconciliations and prepare complete, accurate and timely supporting documentation for the account reconciliations. The inclusion of this supporting documentation is intended to allow the approver to more effectively and efficiently ascertain whether the account reconciliations are correct and in accordance with the Company’s policies and procedures.

Accounting for Inventory — The Company has instituted monitoring processes to ensure compliance with its established policies to assure timely reconciliations of all physical inventories and reflection of the results of the reconciliations in the general ledger, as well as independent supervisory review of the reconciliations. Review and approval processes are in place for distribution centers, warehouses and stores to ensure inventory shrink estimates are calculated in accordance with established procedures. Additional staff increases in the inventory area are planned due to turnover. We plan to enhance our reconciliation process of the book and perpetual inventory for each reporting period to mitigate the risk of material unsubstantiated balances accumulating in general ledger accounts. Longer term, we plan to make system enhancements so that our book and perpetual systems function as one system that is used to replenish the operations and utilize the same information to account for on-hand merchandise inventory and cost of sales. Currently, the Company uses an estimation technique for determining its in-transit inventory rather than halting operations to enable a physical inventory of in-transit merchandise to be conducted. This estimate is reviewed and approved on a quarterly basis. In the future, the Company expects to make modifications to its systems that will allow for a systematic method of determining the in-transit inventory balances. In connection with the adjustments of inventory and cost of sales for warranty, cores and allowance for sales returns, the Company has developed more rigorous processes for the independent review of the methodology and underlying judgments used in developing the estimates that underlie the related accounts.

Accounting for Vendor Allowances — Our remediation activities have improved our contract review and approval process and our accounting for vendor allowances. However, during fiscal 2007, we continued to experience difficulties with clerical accuracy of estimates and timely communication and documentation of contracts. We also continued to identify instances where certain transactions within contracts should be accounted for differently. These errors are inherent in our vendor allowance process and we rely on management monitoring to detect and correct errors that could be material. That monitoring has reduced the frequency of errors, but not enough to conclude we have fully remediated this material weakness. The policies and procedures pertaining to vendor contracts and the earning and recognition of vendor allowances have been formalized and now require extensive management review prior to entering into a new contract or a contract modification. These policies were supported by training of merchandising, legal, and finance staff members in fiscal 2007 relative to vendor arrangements. In addition, we have assigned one manager in the Company’s accounting department the responsibility for monitoring compliance with the policies to increase accountability over the completeness and accuracy of the Company’s accounting for vendor allowances.

Accounting for Certain Accrued Expenses — The Company’s remediation measures planned to address the material weakness related to the Company’s recording of accrued expenses include the development of a standardized checklist of expected accrual items and the implementation of a process of enhanced review of invoices, disbursements and other supporting documentation at the end of each quarter to provide for proper recording of accrued expenses and liabilities. In addition, we believe that the formal review procedures for period-end closings and account reconciliations and the hiring of new Finance organization management, along with written policies and procedures, should remediate this material weakness.

Interim Measures Pending Completion of Remediation Initiatives

Management has not yet implemented all of the measures described above or adequately tested those controls already implemented. Nevertheless, management believes those remediation measures already implemented, together with the additional measures undertaken by the Company described below, satisfactorily address the material weaknesses described above as they might affect the consolidated financial statements and information included in this Annual Report. These additional measures included the following:

•	Additional planning, analysis and procedures, and management reviews have been performed to ensure the accuracy of financial reporting contained in this Annual Report.

•	Where the Company identified the existence of a material weakness, the Company has performed extensive substantive procedures to ensure that affected amounts are fairly stated for all periods presented in this Annual Report.

•	The Company retained experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the fiscal 2007 year-end reporting process.

•	The Company conducted a detailed and extensive review of account reconciliations, non-routine transactions and agreements, financial statement classifications, spreadsheets, and journal entries and related substantiation for accuracy and conformance with GAAP.

Control deficiencies not constituting material weaknesses

In addition to the material weaknesses described above, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of February 3, 2008. The Company implemented during fiscal 2007, and plans to implement during fiscal 2008, various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.

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

Remediation of fiscal 2006 Material Weaknesses

As disclosed in our 2006 10-K and in our Quarterly Reports on Form 10-Q for each of the first three quarters of fiscal 2007, the Company reported material weaknesses in internal control over financial reporting. As of February 3, 2008, the following summarizes the material weaknesses reported and the remedial actions taken:

(i) Control Environment — The Company failed to design controls to prevent or detect instances of inappropriate override of, or interference with, existing policies, procedures and internal controls. The Company did not establish and maintain a proper tone as to internal control over financial reporting. More specifically, senior management failed to emphasize, through consistent communication and behavior, the importance of internal control over financial reporting and adherence to the Company’s code of business conduct and ethics, which, among other things, resulted in information being withheld from, and improper explanations and inadequate supporting documentation being provided to the Company’s Audit Committee, its Board of Directors, its internal auditors and independent registered public accountants. In addition, certain members of senior management created an environment that discouraged employees from raising accounting related concerns and suppressed accounting related inquiries that were made.

A number of actions were taken by the Company to prevent the potential for management override and to strengthen the tone regarding internal control over financial reporting. These actions include:

•	Since the third quarter of 2006, personnel changes have been made, which have improved the overall tone within the organization and represented the first and most critical step in establishing an environment conducive to maintaining an adequate control environment.

•	The hiring of key management positions such as a new Chief Executive Officer in the Company’s second fiscal quarter of fiscal 2007, a Senior Vice President and Controller in the third quarter of fiscal 2007, and an Executive Vice President of Finance and Chief Financial Officer in the fourth quarter of fiscal 2007, as well as other finance personnel throughout fiscal 2007.

•	Development of a customized hotline and awareness training that reinforced the Company’s code of business conduct and ethics, new procedures and controls that limit the ability of employees or managers to override accounting events and that establish an environment of personal accountability in the fourth quarter of fiscal 2007.

As of February 3, 2008, we have concluded that this material weakness has been remediated.

(ii) Accounting for Inventory — The Company’s lack of effective controls did not prevent or detect the inappropriate override of established procedures regarding the adjustment of inventories for the results of annual physical inventory counts at each of the Company’s distribution centers, warehouses and stores. In addition, the Company’s lack of effective controls did not prevent or detect inappropriate and inaccurate accumulations of inventory balances in in-transit accounts (i.e., store returns to warehouses, distribution centers and return centers; and to vendors), which was known or should have been known to several members of the Finance organization. The lack of effective controls permitted (i) errors in inventory balances to be inappropriately systematically amortized to cost of sales in improper periods; (ii) instances where improper adjustments were made to certain product costs within the perpetual inventory system that, together with improper journal entries to the general ledger, resulted in the overstatement of inventory and cost of sales being recognized in incorrect periods; and (iii) the inappropriate capitalization of inventory overheads (purchasing, warehousing and distribution costs) and vendor allowance receivables. Additionally, Company personnel did not properly oversee the processes for accounting for inventory warranties and did not establish adequate accrued liabilities for warranty returns from customers.

A number of actions were taken by the Company to eliminate the potential of management override of inventory costs and physical inventory adjustments. Additionally, the Company has implemented manual procedures to accurately calculate inventory balances related to in-transit inventory, warranty and overhead capitalization balances:

•	Company personnel were required to adhere to policies that physical inventory adjustments be determined and recorded on a timely basis and shrink accrual rates be adjusted to actual experience by location on a timely basis.

•	We enhanced business system security to restrict the authority to record adjustments to product costs to a limited number of individuals.

•	The process of adjusting inventory costs based on vendor invoices was enhanced to require a more rigorous management review and approval.

•	We adjusted system produced balances of in-transit inventory to our estimates each quarter in fiscal 2007 to prevent inappropriate and inaccurate accumulations of inventory balances in in-transit accounts.

•	We established policies and procedures for capitalizing overheads into inventory and developed and implemented a process to estimate liabilities for warranty returns from customers.

As of February 3, 2008, we do not consider this material weakness remediated. Refer to Management’s Report on Internal Control Over Financial Reporting.

(iii) Accounting for Vendor Allowances — The Company’s lack of effective controls did not detect or prevent the inappropriate override of established procedures related to: (i) the review and approval process for initial vendor allowance agreements; (ii) the monitoring of modifications to existing vendor allowance agreements; and (iii) the accuracy of recording of various vendor allowance transactions, including applicable cash collections and estimates. Furthermore, as a result of the lack of a sufficient complement of personnel with the requisite level of accounting knowledge, experience and training in GAAP, the Company did not identify that provisions in certain agreements were required to be accounted for differently. The 2006 Audit Committee-led investigation revealed that improper debits were issued and applied to accounts payable for amounts the Company was not entitled to receive. These amounts were subsequently repaid to those vendors through direct cash payments, the foregoing of future cash discounts, the acceptance of increased prices on future purchases and paybacks through the warranty account. This material weakness resulted in errors in vendor allowance receivables, inventory, accounts payable and costs of sales accounts.

A number of actions were taken to eliminate the potential of management override related to vendor allowances:

•	The policies and procedures pertaining to vendor contract development and the earning and recognition of vendor allowances have been formalized. Vendor contracts require extensive management review prior to entering into a new contract or a contract modification.

•	These policies were supported by training of merchandising, legal, and finance staff members in fiscal 2007 relative to vendor arrangements.

•	We have assigned one manager in the Company’s accounting department the responsibility for monitoring compliance with the policies to increase accountability over the completeness and accuracy of the Company’s accounting for vendor allowances.

As of February 3, 2008, we do not consider this material weakness remediated. Refer to Management’s Report on Internal Control Over Financial Reporting.

(iv) Accounting for Certain Accrued Expenses — The Company’s lack of effective controls did not prevent or detect the inappropriate override of established procedures to adjust workers’ compensation liabilities to amounts determined by independent actuaries. Errors in timing of incentive compensation accruals resulted from inadvertent misapplication of GAAP as well as the lack of effective controls which permitted override of established procedures. In addition, the Company identified improper and unsupported journal entries to the general ledger that resulted in the misstatement of certain accrued expense accounts and related operating and administrative expenses. This material weakness resulted in errors in certain accrued expenses and related operating and administrative expenses, including workers’ compensation liabilities and incentive compensation costs.

The following actions were implemented to eliminate the override of established procedures contributing to the inaccurate reporting of workers’ compensation and certain incentive compensation accruals:

•	Actuarial studies of workers’ compensation were performed twice in fiscal 2007 and the Company’s recorded liabilities are adjusted to actuary’s estimates.

•	The appropriate GAAP pertaining to incentive compensation expenses has been determined and applied appropriately in fiscal 2007.

•	Controls over preparation, review and approval of journal entries has been enhanced.

As of February 3, 2008, we do not consider this material weakness remediated. Refer to Management’s Report on Internal Control Over Financial Reporting.

(v) Accounting for Store Fixtures and Supplies — The Company’s lack of effective controls did not prevent or detect the override of established procedures for periodic physical inspections and usability evaluations of store fixtures held for future use in a warehouse. Specifically, the Company did not detect that certain of these assets were impaired or did not exist and that, as a result, their recorded cost was overstated. In addition, the Company’s controls failed to detect an inappropriate accumulation of costs related to store fixtures and supplies in general ledger accounts and the Company’s overstatement of supplies on-hand in each store. This material weakness resulted in errors in its store fixtures (fixed assets) and supplies accounts (other current assets) and related operating and administrative expenses.

The following actions were taken by management to correct the reported store fixtures and supplies balances:

•	Management has closed the fixture warehouse and moved all usable fixtures and supplies to the distribution center where it is under perpetual inventory controls and has scrapped unusable items.

•	The Company now performs an annual physical inventory and usability review of these items in the distribution center. The valuation of fixtures is monitored quarterly.

•	Store supplies balances have been adjusted and adherence to the Company policy of valuation is monitored quarterly.

As of February 3, 2008, we have concluded that this material weakness has been remediated.

(vi) Resources, and Policies and Procedures to Ensure Proper and Consistent Application of GAAP — The Company did not maintain effective controls over the application of GAAP. Specifically, the Company failed to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements.

As discussed above, the hiring of key management positions such as a new Chief Executive Officer in the Company’s second quarter of fiscal 2007, a Senior Vice President of Finance and Controller in the third quarter of fiscal 2007, and an Executive Vice President of Finance and Chief Financial Officer in the fourth quarter of fiscal 2007, as well as other highly qualified finance personnel throughout fiscal 2007 has improved the competency level of the Finance organization; however there continues to be a lack of capability, experience and training of the Company’s employees regarding the financial reporting requirements to fully remediate the material weakness.

As of February 3, 2008, we do not consider this material weakness remediated. Refer to Management’s Report on Internal Control Over Financial Reporting.

(vii) Accounting for Leases — The Company did not maintain effective controls over the completeness and accuracy of its accounting for leased fixed assets and debt, related operating and administrative expenses and interest expense, and financial statement disclosures. Specifically, the Company did not detect that a vehicle master leasing arrangement was not properly evaluated under GAAP.

A process to require a management review of new and modified vehicle leasing agreements in accordance with the various aspects of lease accounting GAAP has been established to ensure proper accounting and GAAP compliance.

As of February 3, 2008, we have concluded that this material weakness has been remediated.

(viii) Allowance for Sales Returns — The Company did not maintain effective controls over the completeness of its allowance for sales returns and related net sales, cost of sales, accrued liabilities and other current assets accounts. Specifically, the Company did not detect that it had inappropriately excluded an estimate for certain returns that were incorrectly classified as warranty and core returns in the Company’s methodology for determining an allowance for sales returns.

A new, all inclusive process was developed to estimate sales returns using historical sales return data to estimate future return rates. The new process is formally reviewed by qualified personnel on a quarterly basis to ensure the estimates are reasonable and compliant with GAAP.

As of February 3, 2008, we have concluded that this material weakness has been remediated.

(ix) Accounting for Certain Accrued Expenses — The Company did not maintain effective controls over the completeness, valuation and reporting in the proper period of certain of its accrued expense accounts and related operating and administrative expenses. The Company identified numerous instances of errors in accrual accounts, including transactions not accounted for in accordance with GAAP, that was attributable to the Company’s lack of a sufficient complement of experienced personnel and written accounting policies and procedures in certain areas.

Although the Company has assigned responsibility for the reconciliation of all accounts to process owners and required a management review of the reconciliations, we continue to experience instances of reconciliations not done properly and accounts containing errors not identified on a timely basis or at all.

As of February 3, 2008, we do not consider this material weakness remediated. Refer to Management’s Report on Internal Control Over Financial Reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated above, although the Company continues to progress in its remediation efforts, we continue to implement new controls and enhancements to previously existing controls to remediate the remaining material weaknesses. There were changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes were:

•	We hired an Executive Vice President of Finance and Chief Financial Officer.

•	We initiated an on-line “ethics training” pilot which was required to be taken by a selection of 1,000 general and administrative employees (i.e. employees at the corporate office) to ensure their familiarity with the key policies included in the code of business conduct and ethics.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Proposal 1 — Election of Directors,” “Information about our Executive Officers,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Codes of Conduct” and “Board Committees” contained in the proxy statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors and Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” contained in the proxy statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Report of the Audit Committee” contained in the Proxy Statement.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)(1) The following consolidated financial statements of CSK Auto Corporation are included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

(a)(2) The following financial statement schedules of CSK Auto Corporation for the three years ended February 3, 2008 are included in this Report on Form 10-K, as required by Item 14(d): Schedule I Financial Information of the Registrant and Schedule II Valuation and Qualifying Accounts. Other schedules have been omitted because information is not required or otherwise is included in the Notes to Consolidated Financial Statements.

(a)(3) and (b) Exhibits:

The Exhibit Index included at the end of this Annual Report is incorporated herein by reference.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

BALANCE SHEETS

	February 3,	February 4,
	2008	2007
	(In thousands, except
	share data)

ASSETS
Investment in subsidiaries	$164,538	$171,510

Total assets	$164,538	$171,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 44,030,644 and 43,950,751 shares issued and outstanding at February 3, 2008 and February 4, 2007, respectively	$440	$440
Additional paid-in capital	438,092	433,912
Accumulated deficit	(273,994)	(262,842)

Total stockholders’ equity	164,538	171,510

Total liabilities and stockholders’ equity	$164,538	$171,510

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006
	($ in thousands, except share and per share data)

Equity interest in net income (loss) from subsidiaries	$(11,152)	$6,264	$57,790

Income (loss) before income taxes and cumulative effect of change in accounting principle	(17,461)	12,221	95,038
Income tax expense (benefit)	(6,309)	4,991	37,248

Income (loss) before cumulative effect of change in accounting principle	(11,152)	7,230	57,790
Cumulative effect of change in accounting principle, net of tax	—	(966)	—

Net income (loss)	$(11,152)	$6,264	$57,790

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.25)	$0.16	$1.30
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income (loss) per share	$(0.25)	$0.14	$1.30

Shares used in computing per share amounts	43,971,417	43,876,533	44,465,409

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.25)	$0.16	$1.29
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income (loss) per share	$(0.25)	$0.14	$1.29

Shares used in computing per share amounts	43,971,417	44,129,278	44,812,302

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Stockholder	Deferred	Accumulated	Total
	Shares	Amount	Capital	Receivable	Compensation	Deficit	Equity
	(In thousands, except share data)

Balances at January 30, 2005	45,116,301	$451	$447,612	$(10)	$(1,018)	$(326,896)	$120,139
Repurchase and retirement of common stock	(1,409,300)	(14)	(25,015)				(25,029)
Restricted stock	17,731		1,159		(1,288)		(129)
Amortization of deferred compensation					571		571
Recovery of stockholder receivable				10			10
Exercise of options	105,590	1	1,129				1,130
Tax benefit relating to stock option exercises			231				231
Compensation expense, stock options			7				7
Warrants and call options, net of tax			1,437				1,437
Net income						57,790	57,790

Balances at January 29, 2006	43,830,322	438	426,560	—	(1,735)	(269,106)	156,157
Restricted stock	28,466	1	(221)				(220)
Adoption of SFAS No. 123R			(1,735)		1,735		—
Exercise of options	91,963	1	1,195				1,196
Compensation expense, stock-based awards			3,048				3,048
Warrants and call options, net of tax			390				390
Discount on senior exchangeable notes, net of tax			4,675				4,675
Net income						6,264	6,264

Balances at February 4, 2007	43,950,751	440	433,912	—	—	(262,842)	171,510
Restricted stock	34,010		(221)				(221)
Exercise of options	45,883		443				443
Compensation expense, stock-based awards			3,958				3,958
Net loss						(11,152)	(11,152)

Balances at February 3, 2008	44,030,644	$440	$438,092	$—	$—	$(273,994)	$164,538

The accompanying note is an integral part of these financial statements.

Schedule I

CSK AUTO CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006
	($ in thousands)

Cash flows provided by operating activities:
Net income (loss)	$(11,152)	$6,264	$57,790
Adjustments to reconcile net income to net cash provided by operating activities:
Equity interest in net income (loss) from subsidiaries	11,152	(6,264)	(57,790)

Net cash provided by operating activities	—	—	—
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

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

CSK AUTO CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years 2007, 2006 and 2005
($ in thousands)

	Balance at	Charged to	Purchase		Balance at
	Beginning of	Costs and	Accounting		End of
	Period	Expenses	Adjustments	Deductions	Period

Allowance for Bad Debts:
Year Ended January 29, 2006	$569	2,674	49	(2,856)	$436
Year Ended February 4, 2007	$436	105	—	(148)	$393
Year Ended February 3, 2008	$393	664	—	(679)	$378
Allowance for Closed Stores:
Year Ended January 29, 2006	$7,774	2,903	324	(3,968)	$7,033
Year Ended February 4, 2007	$7,033	1,487	—	(3,609)	$4,911
Year Ended February 3, 2008	$4,911	1,983	—	(3,867)	$3,027
Allowance for Inventory Shrink:
Year Ended January 29, 2006	$13,079	28,780	658	(30,029)	$12,488
Year Ended February 4, 2007	$12,488	31,605	—	(25,977)	$18,116
Year Ended February 3, 2008	$18,116	23,797	—	(28,883)	$13,030
Allowance for Inventory Obsolescence:
Year Ended January 29, 2006	$1,469	(462)	1,127	(50)	$2,084
Year Ended February 4, 2007	$2,084	—	—	(1,326)	$758
Year Ended February 3, 2008	$758	2,452	—	(1,016)	$2,194
Allowance for Deferred Tax Assets:
Year Ended January 29, 2006	$1,752	—	—	—	$1,752
Year Ended February 4, 2007	$1,752	—	—	—	$1,752
Year Ended February 3, 2008	$1,752	—	—	(1,645)	$107
Allowance for Sales Returns:
Year Ended January 29, 2006	$13,286	14,411	1,844	(13,286)	$16,255
Year Ended February 4, 2007	$16,255	16,460	—	(15,085)	$17,630
Year Ended February 3, 2008	$17,630	18,597	—	(18,329)	$17,898

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of April, 2008.

CSK AUTO CORPORATION

By:	/s/ Lawrence N. Mondry
Lawrence N. Mondry
President and Chief Executive Officer

By:	/s/ James D. Constantine
James D. Constantine
Executive Vice President of Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Randi V. Morrison with full power of substitution and full power to act as his or her true and lawful attorney-in-fact and agent with full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he or she might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by CSK Auto Corporation with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an Annual Report on Form 10-K for the fiscal year ended February 3, 2008 (the “Annual Report”), including but not limited to, such full power and authority to do the following: (i) execute and file such Annual Report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such Annual Report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in her sole discretion deems appropriate.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated, on this 18th day of April, 2008.

/s/ CHARLES K. MARQUIS Charles K. Marquis	Chairman of the Board

/s/ JAMES G. BAZLEN James G. Bazlen	Director

/s/ MORTON GODLAS Morton Godlas	Director

/s/ TERILYN A. HENDERSON Terilyn A. Henderson	Director

/s/ LAWRENCE N. MONDRY Lawrence N. Mondry	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ CHARLES J. PHILIPPIN Charles J. Philippin	Director

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director

/s/ JAMES D. CONSTANTINE James D. Constantine	Executive Vice President and Chief Financial Officer (Principal Financial Officer )

/s/ MICHAEL D. BRYK Michael D. Bryk	Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number		Description of Exhibits

2.01		Agreement and Plan of Merger, dated as of November 30, 2005, among CSK Auto Corporation, Fastlane Merger Corp., Murray’s, Inc., the sellers named therein, and J.W. Childs Associates, L.P., as seller representative, incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on December 1, 2005. (File No. 001-13927).
2.02		Agreement and Plan of Merger among O’Reilly Automotive, Inc., OC Acquisition Company, and CSK Auto Corporation, dated April 1, 2008 incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on April 7, 2008 (File No. 001-13927).
3.01		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.02		Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 of our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).
3.03		Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.2.1 of our Quarterly Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).
3.04		Second Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.04 of our Quarterly Report on Form 10-Q, filed on December 9, 2005 (File No. 001-13927).
3.05		Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 of our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).
3	.05.1	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 of our annual report on Form 10-K, filed on May 1, 2001. (File No 001-13927).
3	.05.2	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 of our Quarterly Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).
3	.05.3	Third Amendment to Amended and Restated By-Laws of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 16, 2007 (File No. 001-13927).
3	.06.4	Fourth Amendment to Amended and Restated By-Laws of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on September 5, 2007 (File No. 001-13927).
4.01		Form of Common Stock certificate, incorporated herein by reference to Exhibit 4.05 of our Registration Statement on Form S-1/A, filed on March 3, 1998 (File No. 333-43211).
4.02		Indenture, dated as of December 19, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. as guarantors, and the Bank of New York Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on December 20, 2005 (File No. 001-13927).
4.03		Second Supplemental Indenture, dated as of July 27, 2006, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on July 31, 2006 (File No. 001-13927).
4.04		Rights Agreement dated as of February 4, 2008 by and between CSK Auto Corporation and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 1 to the Registration Statement on Form 8-A of CSK Auto Corporation and incorporated herein by reference (File No. 001-13927).
10.01		Amended and Restated Employment Agreement, dated as of June 12, 1998, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.02 of our Quarterly Report on Form 10-Q, filed on September 11, 1998 (File No. 001-13927).†
10	.01.1	Form of Amendment to Employment Agreement, by and between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†

Exhibit
Number		Description of Exhibits

10	.01.2	Form of Amendment to Employment Agreement, by and between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.02		Stock Option Agreement, dated March 9, 1998, between the Company and Maynard Jenkins, incorporated herein by reference to Exhibit 10.26 of our Registration Statement on Form S-1/A, filed on March 10, 1998 (File No. 333-43211).†
10.03		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending March 17, 1998 Stock Option Grant, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.04		Restated 1996 Associate Stock Option Plan, dated as of June 5, 1998, incorporated herein by reference to Exhibit 10.11 of our Registration Statement on Form S-1, filed on November 13, 1998 (File No. 333-67231).†
10	.04.1*	First Amendment to the Restated 1996 Associate Stock Option Plan.†
10	.05*	Form of Non-Qualified Stock Option Contract previously used in connection with the 1996 Associate Stock Option Plan.†
10.06		Amended and Restated Supplemental Executive Retirement Plan Agreement, effective January 1, 2005, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 21, 2004 (File No. 001-13927).†
10	.06.1	Form of First Amendment to Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of January 1, 2005, between CSK Auto, Inc. and Maynard Jenkins, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 3, 2006 (File No. 001-13927).†
10.07		Restated 1996 Executive Stock Option Plan (Amended and Restated June 8, 1999), incorporated herein by reference to Appendix B of our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).†
10	.07.1*	First Amendment to the Restated 1996 Executive Stock Option Plan.†
10	.08*	Form of Non-Qualified Stock Option Contract previously used in connection with the 1996 Executive Stock Option Plan.†
10.09		1999 Employee Stock Option Plan, incorporated by reference to Appendix C of our definitive Proxy Statement, filed on May 11, 1999 (File No. 001-13927).†
10	.09.1*	First Amendment to the 1999 Employee Stock Option Plan.†
10	.10*	Form of Non-Qualified Stock Option Contract previously used in connection with the 1999 Employee Stock Option Plan.†
10.11		2004 Stock and Incentive Plan (as amended and restated effective as of November 8, 2007), incorporated herein by reference to Appendix A of our amended definitive Proxy Statement, filed on November 1, 2007 (File No. 001-13927).†
10	.11.1*	First Amendment to the 2004 Stock and Incentive Plan (as amended and restated effective as of November 8, 2007).†
10.12		Form of Non-Qualified Stock Option Contract (Employee Form) to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†
10.13		Form of Non-Qualified Stock Option Contract (Director Form) to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†
10.14		Form of Restricted Stock Agreement to be used in connection with our 2004 Stock and Incentive Plan, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†

Exhibit
Number		Description of Exhibits

10.15		Amended and Restated Lease, dated October 23, 1989 (the Missouri Falls Lease), between CSK Auto, Inc. (formerly known as Northern Automotive Corporation) and Missouri Falls Associates Limited Partnership, incorporated herein by reference to Exhibit 10.10 of CSK Auto, Inc’s Registration Statement on Form S-4, filed on February 28, 1997 (File No. 333-22511).
10.16		First Amendment to the Missouri Falls Lease, dated November 22, 1991, between CSK Auto, Inc. (formerly known as Northern Automotive Corporation) and Missouri Falls Associates Limited Partnership, incorporated herein by reference to Exhibit 10.11 of CSK Auto, Inc’s Registration Statement on Form S-4, filed on February 28, 1997 (File No. 333-22511).
10.17		Amendment to Leases, dated October 30, 1996, by and between Missouri Falls Associates Limited Partnership and CSK Auto, Inc. (formerly known as Northern Automotive Corporation), incorporated herein by reference to Exhibit 10.12 of CSK Auto, Inc’s Registration Statement on Form S-4, filed February on 28, 1997 (File No. 333-22511).
10.18		Lease, dated July 31, 1997, between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease, dated April 1, 2000, incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.19		Lease, dated April 20, 2000, between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease, dated February 23, 2001, incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.20		Lease, dated April 20, 2000, between Missouri Falls Partners and CSK Auto, Inc.; First Amendment to Lease dated August 20, 2000, incorporated herein by reference to Exhibit 10.17 of our Annual Report on Form 10-K, filed on May 1, 2001 (File No. 001-13927).
10.21		Amendment to all CSK Auto, Inc. Leases at Missouri Falls, dated December 6, 2001, between Missouri Falls Partners and MFP Holdings, LLC and CSK Auto, Inc., incorporated herein by reference to Exhibit 10.24 of our Registration Statement on Form S-4, filed on February 11, 2002 (File No. 333-82492).
10.22		Form of Indemnity Agreement, between CSK Auto Corporation and each Director, incorporated herein by reference to Exhibit 10.21 of our Annual Report on Form 10-K, filed on May 2, 2005 (File No. 001-13927).
10.23		Severance and Retention Agreement, between CSK Auto, Inc. and James B. Riley, dated October 24, 2005, incorporated herein by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q, filed on December 9, 2005 (File No. 001-13927).†
10	.24*	Form of Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and each of its then senior executive officers (other than Lawrence Mondry).†
10.25		Indicative Callable Swap Term Sheet, effective as of April 5, 2004, between Lehman Brothers and CSK Auto, Inc., incorporated herein by reference to Exhibit 10.57 of our Annual Report on Form 10-K, filed on April 15, 2004 (File No. 001-13927).
10.26		Amended and Restated Registration Rights Agreement, dated as of May 16, 2002, by and among CSK Auto Corporation, LBI Group Inc. and Investcorp CSK Holdings L.P., incorporated herein by reference to Exhibit 4.05.01 to our Registration Statement on Form S-3/A, filed on May 17, 2002 (File No. 333-77008).
10.27		Employment Agreement, dated March 30, 2000, between CSK Auto, Inc. and James Bazlen, incorporated herein by reference to Exhibit 10.47 of our Annual Report on Form 10-K, filed on May 5, 2003 (File No. 001-13927).†
10	.27.1	First Amendment to March 30, 2000 Employment Agreement, between CSK Auto, Inc. and James Bazlen, effective as of June 11, 2003, incorporated herein by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q, filed on September 17, 2003 (File No. 001-13927).†
10	.27.2	Second Amendment to March 30, 2000 Employment Agreement, between CSK Auto, Inc. and James Bazlen, effective as of October 15, 2004, incorporated herein by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed on October 20, 2004 (File No. 001-13927).†

Exhibit
Number		Description of Exhibits

10.28		Stock Purchase Agreement relating to Automotive Information Systems, Inc., dated January 21, 2005, by and between CSK Auto, Inc. and Mobile Productivity, Inc., incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 27, 2005 (File No. 001-13927).
10.29		Amended and Restated Outside Director Compensation Policy, incorporated herein by reference to our Current Report on Form 8-K, filed on May 18, 2005 (File No. 001-13927).†
10	.29.1*	First Amendment to Amended and Restated Outside Director Compensation Policy, effective as of August 15, 2007.†
10	.29.2*	Second Amendment to Amended and Restated Outside Director Compensation Policy, effective as of March 7, 2008.†
10.30		Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 1, 2005 (File No. 001-13927).†
10.31		Form of Incentive Bonus Unit Award Agreement, incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on July 1, 2005 (File No. 001-13927).†
10.32		Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 29, 2005 (File No. 001-13927).
10	.32.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 16, 2005, among CSK Auto, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank N.A., as administrative agent, and the co-syndication agents and co-documentation agents party thereto, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 20, 2005 (File No. 001-13927).
10.33		Term Credit Agreement, dated as of June 30, 2006, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, N.A., as Co-Syndication Agents, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 7, 2006 (File No. 001-13927).
10	.33.1	Amendment, dated as of August 3, 2006, to the Credit Agreement dated as of June 30, 2006, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, incorporated by reference to Exhibit 10.50.1 of our Annual Report on Form 10-K, filed on May 1, 2007 (File No. 001-13927).
10	.33.2	Second Amendment, dated as of April 27, 2007, to the Credit Agreement dated as of June 30, 2006, among CSK Auto, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, incorporated by reference to Exhibit 10.50.2 of our Annual Report on Form 10-K, filed on May 1, 2007 (File No. 001-13927).
10	.33.3	Third Amendment, dated as of October 10, 2007, to the Credit Agreement dated as of June 30, 2006 among CSK Auto, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 15, 2007 (File No. 001-13927).
10	.33.4	Fourth Amendment, dated as of December 18, 2007, to the Credit Agreement dated as of June 30, 2006 among CSK Auto, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and Lehman Commercial Paper Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 26, 2007 (File No. 001-13927).
10.34		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending March 18, 1999 Stock Option Grant, incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†

Exhibit
Number		Description of Exhibits

10.35		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending December 21, 1999 Stock Option Grant, incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.36		Form of Letter Agreement between CSK Auto Corporation and Maynard Jenkins amending April 5, 2002 Stock Option Grant, incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on April 18, 2007 (File No. 001-13927).†
10.37		Form of Election Agreement between Optionee and CSK Auto Corporation, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 22, 2006 (File No. 001-13927).†
10.38		Employment Agreement, dated as of June 8, 2007, by and between CSK Auto, Inc., and Lawrence N. Mondry, which includes the Form of Nonqualified Stock Option Contract between the Company and Lawrence N. Mondry regarding the June 13, 2007 Inducement Award and the Form of Restricted Stock Unit Agreement between the Company and Lawrence N. Mondry regarding the June 13, 2007 Inducement Award, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 13, 2007 (File No. 001-13927).†
10	.38.1*	First Amendment to Employment Agreement, dated as of June 8, 2007, by and between CSK Auto, Inc., and Lawrence N. Mondry.†
10.39		Form of Contract for October 20, 2007 Stock Option Award to Lawrence Mondry, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 24, 2007 (File No. 001-13927).†
10.40		Form of Interim Executive Services Agreement between CSK Auto, Inc. and Tatum, LLC, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 26, 2007 (File No. 001-13927).†
10.41		Form of Indemnification Agreement for Interim Executive among CSK Auto Corporation, CSK Auto, Inc., CSKAUTO.COM, Inc. and Steven L. Korby, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on June 26, 2007 (File No. 001-13927).
10	.42*	2008 Cash-In-Lieu Bonus Plan.†
10	.42.1*	Form of Notice of Participation in 2008 Cash in Lieu Bonus Plan.†
10	.43*	Side Letter between CSK Auto, Inc., CSK Auto Corporation and Michael Bryk, dated March 31, 2008, regarding reimbursement for travel and temporary living expenses.†
10	.44*	Side Letter between CSK Auto, Inc., CSK Auto Corporation and James Constantine, dated March 31, 2008, regarding reimbursement for travel and temporary living expenses.†
10	.45*	Side Letter between CSK Auto, Inc., CSK Auto Corporation and Randi Morrison, dated March 31, 2008, regarding reimbursement for travel and temporary living expenses.†
10	.46*	Side Letter between CSK Auto, Inc., CSK Auto Corporation and Brian Woods, dated March 31, 2008, regarding reimbursement for travel, temporary living expenses, and relocation costs.†
10	.47*	2008 General and Administrative Staff Incentive Plan.†
10	.48*	2008 Executive Incentive Plan for Lawrence N. Mondry.†
21	.01*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	.01*	Power of Attorney (included on signature page to this Annual Report).
31	.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01		Waiver, dated as of May 4, 2006, to Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated herein by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed on May 23, 2006 (File No. 001-13927).

Exhibit
Number		Description of Exhibits

99	.01.1	Second Waiver, dated as of June 16, 2006, to the Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, the Co-Syndication Agents and the Co-Documentation Agents party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 99.3 of our Current Report on Form 8-K, filed on June 19, 2006 (File No. 001-13927).
99	.01.2	Third Waiver, dated as of June 11, 2007, to the Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, the Co-Syndication Agents and the Co-Documentation Agents party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on June 13, 2007 (File No. 001-13927).
99	.01.3	Fourth Waiver, dated as of August 10, 2007, to the Second Amended and Restated Credit Agreement, dated as of July 25, 2005, among CSK Auto, Inc., the Lenders party thereto, the Co-Syndication Agents and the Co-Documentation Agents party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on August 13, 2007 (File No. 001-13927).

*	Filed herewith.

†	Executive compensation plans or arrangements.