Form 10-K/A
period 2008-02-03
CSK AUTO CORP
filed 2008-06-02
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2008.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13927
CSK Auto Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-0765798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
645 E. Missouri Ave.	85012
Suite 400	(Zip Code)
Phoenix, Arizona
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Stock, $.01 par value	New York Stock Exchange

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of August 3, 2007, the aggregate market value of our voting and non-voting common stock held by non-affiliates was approximately $541.2 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of May 22, 2008, there were 44,036,813 shares of our common stock outstanding.

As used herein, the terms “CSK,” “CSK Auto,” “the Company,” “we,” “us,” and “our” refer to CSK Auto Corporation and its subsidiaries, including its operating subsidiary, CSK Auto, Inc., and its subsidiary, CSKAUTO.COM, Inc. The term “Auto” as used herein refers to our operating subsidiary, CSK Auto, Inc., and its subsidiary, CSKAUTO.COM, Inc.

EXPLANATORY NOTE

On April 18, 2008, the Company filed its Annual Report on Form 10-K for the fiscal year ended February 3, 2008 (“fiscal 2007”) (the “Original Annual Report”) with the Securities and Exchange Commission (the “SEC”). As previously announced on April 1, 2008, the Company has entered into a merger agreement with O’Reilly Automotive, Inc. (“O’Reilly”) pursuant to which O’Reilly will acquire all of the outstanding shares of the Company’s common stock (the “Proposed Merger”). As a result of the Proposed Merger, the Company will not file a definitive proxy statement for its 2008 annual meeting of shareholders within 120 days after the end of its last fiscal year. The Company is therefore filing this Annual Report on Form 10-K/A for fiscal 2007 (this “Form 10-K/A”) to set forth the information required by Items 10, 11, 12, 13 and 14 of Part III of the Original Annual Report, which otherwise was planned to be incorporated by reference to said proxy statement.

Except as discussed above, we have not modified or updated the disclosure presented in the Original Annual Report. This Form 10-K/A does not reflect events that have occurred after the filing of the Original Annual Report or modify or update disclosures presented in the Original Annual Report affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the date of the filing of the Original Annual Report.

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

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

We believe that it is important to communicate our future expectations to our investors. However, forward-looking statements are subject to risks, uncertainties and assumptions often beyond our control, including, but not limited to, competitive pressures, the overall condition of the national and regional economies, factors affecting import of products, factors impacting consumer spending and driving habits such as high gas prices, war and terrorism, natural disasters and/or extended periods of inclement weather, consumer debt levels and inflation, demand for our products, integration and management of any current and future acquisitions, conditions affecting new store development, relationships with vendors, risks related to compliance with Section 404 of the Sarbanes-

Oxley Act of 2002 (“SOX” and such Section, “SOX 404”) and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements. For more information related to these and other risks, please refer to the Risk Factors section in the Original Annual Report. In addition to causing our actual results to differ, the factors listed and referred to above may cause our intentions to change from those statements of intention set forth in this Form 10-K/A. Such changes in our intentions may cause our results to differ. We may change our intentions at any time and without notice based upon changes in such factors, our assumptions or otherwise.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the name, age, and position of each of our directors and executive officers as of May 22, 2008. Below the table appears a brief account of each director’s and executive officer’s business experience. Our executive officers also have the same titles at our subsidiary, CSK Auto, Inc.

Name	Age	Position

Lawrence N. Mondry	48	President and Chief Executive Officer, Director
Charles K. Marquis	65	Chairman of the Board
James G. Bazlen	58	Director
Morton Godlas	85	Director
Terilyn A. Henderson	51	Director
Charles J. Philippin	58	Director
William A. Shutzer	61	Director
James Constantine	55	Executive Vice President of Finance and Chief Financial Officer
Dale Ward	58	Executive Vice President — Operations
Brian K. Woods	38	Executive Vice President — Merchandising
Michael D. Bryk	53	Senior Vice President of Finance and Controller
Larry Buresh	64	Senior Vice President and Chief Information Officer
Larry Ellis	53	Senior Vice President — Logistics
Randi V. Morrison	43	Senior Vice President, General Counsel & Secretary
John Saar	57	Senior Vice President — Real Estate and Human Resources
Gregory Langdon	59	Senior Vice President — Store Operations

Lawrence N. Mondry became our President and Chief Executive Officer and a director in August 2007. Mr. Mondry has over 20 years experience in merchandising and executive management positions in the multi-unit specialty retailing industry. Prior to joining CSK, he served as the Chief Executive Officer of CompUSA Inc., a retailer and reseller of personal computers and related products and services, from November 2003 to May 2006. He had served as President and Chief Operating Officer of CompUSA Stores since March 2000. From December 1993 to March 2000, he served as Executive Vice President — Merchandising and, from 1990 to December 1993, as Senior Vice President and General Merchandise Manager. Mr. Mondry began his retail career in 1983 with Highland Superstores, a multi-regional consumer electronics retailer, where he held various merchandising positions including Vice President, National Merchandise Manager. Mr. Mondry is also a director of Micron Technology, Inc.

Charles K. Marquis became our Chairman of the Board on August 15, 2007. Mr. Marquis has served as one of our directors since April 1999. He has been a senior advisor to Investcorp, an international investment firm, or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher LLP, our primary outside corporate counsel. Mr. Marquis is also a director of Tiffany & Co., Inc.

James G. Bazlen became one of our directors in July 1994. Mr. Bazlen previously served as one of our directors from November 1989 to June 1992. Mr. Bazlen served as our President and Chief Operating Officer from July 1994 until his retirement from day-to-day operations in April 2000. Upon his retirement as President and Chief Operating Officer of the Company in April 2000, the Company entered into an employment agreement with Mr. Bazlen that provided for him to work on specific projects as designated by the new Chief Operating Officer or Chief Executive Officer. Prior to July 1994, Mr. Bazlen served the Company in various executive positions since April 1991, including Senior Vice President, Vice Chairman and Chief Financial Officer. Prior to that, Mr. Bazlen served as Senior Vice President of The Trump Group, a private investment group, from March 1986. Prior to joining The

Trump Group in 1986, Mr. Bazlen served in various executive positions with General Electric Company and GE Capital for 13 years.

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

Charles J. Philippin originally became one of our directors in October 1996. He resigned from our Board of Directors in April 2000 and was reappointed in January 2004. Since June 2002, he was a principal of GarMark, LLP, a mezzanine investment firm until his retirement in March 1, 2008. Prior to that, he was Chief Executive Officer of On-Line Retail Partners, an internet software company. He has also served as a member of the management committee of Investcorp, an international investment firm, and was the National Director of Merger & Acquisitions for Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP, our independent auditor). Mr. Philippin is also a director of Alliance Laundry Systems LLC.

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

James Constantine became our Executive Vice President of Finance and Chief Financial Officer in November 2007. From 2006, Mr. Constantine was Senior Vice President and Chief Financial Officer of ShopKo Stores Operating Co., a retailer of goods and services with stores located throughout the Midwest, Mountain and Pacific Northwest regions. From 2000 to 2005, Mr. Constantine was Executive Vice President, Chief Financial and Administrative Officer of Factory Card & Party Outlet, a specialty retailer of party and special occasion merchandise. Prior to that, Mr. Constantine was Senior Assistant Treasurer for, and held various other managerial positions with, Sears, Roebuck and Co. from 1981 to 1999. From 1974 to 1981, he held various managerial positions with Deloitte & Touche LLP.

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

Brian K. Woods became our Executive Vice President — Merchandising in August 2007. Before joining CSK Auto, Mr. Woods was with CompUSA, a retailer and reseller of personal computers and related products and services, for fifteen years and served in a variety of executive and management positions. From October 2003 to February 2007 he served as Executive Vice President and General Merchandising Manager. Prior to that, from March 2000 to October 2003, he held the position of Vice President of Technology Services.

Michael D. Bryk became our Senior Vice President of Finance and Controller in October 2007. Mr. Bryk served for fourteen years in a variety of financial executive and management positions with CompUSA, a retailer and reseller of personal computers and related products and services. In particular, from February 2007 through September 2007, he served as Executive Vice President and Chief Financial Officer. From 2002 through February 2007, he served as Vice President — Finance and Administration. Prior to that, from 2000 to 2002, he served as Vice President — Controller. Before joining CompUSA in 1993, Mr. Bryk served as the Chief Financial Officer and in other finance management capacities while employed with other consumer product retailers in the Midwestern and Southeastern United States.

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

Larry Ellis became our Senior Vice President — Logistics in April 2002. Prior to that, Mr. Ellis served as Vice President — Distribution, Transportation, Priority Parts and Replenishment. Mr. Ellis’ career in Logistics began over thirty two years ago with Fleenor’s, Inc., which, through a series of transactions, was subsequently acquired by Northern Automotive Corporation (a predecessor to CSK Auto, Inc.) in 1988. During his career, Mr. Ellis has served in several middle and senior management positions.

Randi V. Morrison became our Senior Vice President, General Counsel & Secretary in October 2006. Ms. Morrison was formerly Vice President, General Counsel & Secretary since August 2005. Prior to that Ms. Morrison was Vice President, Assistant General Counsel & Secretary from February 2004 to August 2005, Assistant General Counsel & Assistant Secretary from April 2001 to February 2004 and Senior Counsel from March 2000 to April 2001. Ms. Morrison joined CSK Auto as Legal Counsel in March 1997. Prior to joining CSK Auto, Ms. Morrison served as in house counsel to public traded corporations in St. Louis, Missouri and Phoenix, Arizona since January 1990.

John W. Saar became our Senior Vice President — Real Estate and Human Resources in January 2008. Prior to that, Mr. Saar served as Senior Vice President — Commercial Sales since October 2006 and Divisional Vice President since 2001. Mr. Saar has more than 35 years of tenure with the Company and has served in various management and senior management roles with responsibility for real estate, human resources, store operations and other functions.

Gregory Langdon became our Senior Vice President — Store Operations in February 2008 after most recently serving as our Vice President and Divisional Vice President — Operations since October 2005. Prior to this appointment, Mr. Langdon spent five years as Regional Vice President — Operations from October 1999 to October 2005. Mr. Langdon, who has more than 35 years retail store operations management experience, initially joined CSK Auto in May 1986. From 1994 to 1999, he served as Regional Vice President for Paccar Automotive, Inc., which was subsequently acquired by CSK Auto, Inc. in 1999. Before joining CSK Auto in 1986, Mr. Langdon worked for Sears and Roebuck for thirteen years in a variety of management positions.

Audit Committee

The current members of our Audit Committee are Ms. Henderson, and Messrs. Marquis and Philippin, Chairperson. The Board of Directors has determined that all of the members of the Audit Committee are independent as that term is defined in the applicable NYSE listing standards and in SEC Rule 10A-3. The Board of Directors has also determined that the Chair of the Audit Committee, Mr. Philippin, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K and that all members of the Audit Committee are financially literate under the SEC’s rules.

Corporate Governance Guidelines and Committee Charters

Our Corporate Governance Guidelines (“Governance Guidelines”) address topics such as board composition and committees, director responsibilities, compensation and orientation, stock ownership and Board of Directors self-evaluation. The Nominating & Corporate Governance Committee is responsible for overseeing and reviewing the Governance Guidelines and recommending any changes to the Board.

Our Governance Guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available on the Corporate Governance pages of the Investors area of our website at www.cskauto.com, and printed copies are available to any stockholder upon request.

Communications with the Board of Directors

Any stockholder or other interested party who desires to communicate with the Board or any particular director(s) (including the presiding director (our Chairman of the Board) or the non-management directors as a group) may do so electronically by sending an e-mail to boardofdirectors@cskauto.com. Alternatively, a stockholder can contact the Board or any particular director(s) by writing to: CSK Auto, Inc., c/o Legal Department, Randi V. Morrison, Attention: Board of Directors at 645 East Missouri Avenue, Suite 400, Phoenix, AZ 85012. The Corporate Secretary will forward to an independent director designee approved by the majority of the independent directors, or to the individual director or directors to whom the communication is directed, all communications that are not threatening, illegal, or similarly inappropriate. Additional information concerning stockholder communications with our Board is available on the Corporate Governance pages of the Investors area of our website at www.cskauto.com.

Codes of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is designed to assist our associates and officers and our Board of Directors in resolving various types of ethical issues that may arise in the business environment. This Code covers topics such as conflicts of interest, insider trading, confidentiality, and compliance with laws. In addition, we have a Code of Ethics for Financial Officers applicable to the Chief Executive Officer, Chief Financial Officer, President, Controller, Treasurer, Director of Accounting and Financial Reporting and other officers performing similar functions, which addresses certain basic ethical principles and practices. Both of the codes are available on the Corporate Governance pages of the Investors area of our website at www.cskauto.com, and printed copies are available to any stockholder without charge, upon request. The request should be submitted to CSK, c/o Randi Morrison, 645 E. Missouri Avenue, Suite 400, Phoenix, AZ 85012. To the extent and in the manner required by SEC rules and the NYSE Listing Standards, we intend to disclose any future amendments to and/or waivers from (as the case may be) certain provisions of these codes on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock (herein collectively, our “Section 16 insiders”) to file certain forms reporting their ownership and changes in ownership of our stock with the SEC and the NYSE, and to furnish the Company with copies of these filings.

Based solely on our review of the copies of such forms that we received and written representations from our Section 16 insiders, we believe that all of our Section 16 insiders complied with these reporting obligations for fiscal 2007, except that an award to Mr. Woods of restricted stock and stock options was not reported on a timely-filed Form 4, but such transactions were subsequently reported on Form 4.

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

Overview and Design of our Compensation Program

The Compensation Committee (for purposes of this Compensation Discussion and Analysis, the “Committee”) administers the Company’s executive compensation program relative to the Chief Executive Officer and certain other executive officers, including each of the executive officers named in the Summary Compensation Table below (the “Named Executive Officers” or “NEOs”). The Committee’s primary objective is to establish an executive compensation program that links the interests of management and stockholders and attracts, motivates and retains executive officers of high caliber and ability. The Committee’s overall long-term objective is to design and maintain an executive compensation program that includes as integral components performance metrics and targets that reward a desired level of Company and individual performance. The Committee believes that compensation paid to executive officers should be designed to encourage decisions and actions that have a positive long-term impact on overall Company performance.

Historically, the CEO has recommended to the Committee base salary adjustments and bonuses for the executive officers. As discussed further below, annual equity awards for executive officers (and other eligible employees) are approved by the Committee generally in accordance with the guidelines set forth in the Company’s Committee-approved equity grant guidelines; however, occasionally management may suggest to the Committee variations from the policy based on individual performance considerations. The Committee has final authority over compensation decisions in respect to the Company’s executive officers.

The Committee seeks to encourage management to acquire and retain Company stock to align their interests with those of our stockholders. The adoption of the 2004 Stock and Incentive Plan (the “2004 Stock Plan”) in June 2004 supported this objective, providing for the grant to management (and other eligible employees) of equity-based long-term incentive awards on an approximately annual basis, as described in more detail below. Also, in fiscal 2005, the Company adopted stock ownership guidelines, which require members of the Board and management to hold shares of Common Stock. For a more detailed discussion of these guidelines, see the “Stock Ownership Guidelines” section of this Compensation Discussion and Analysis below.

Elements of the Executive Compensation Program

The Company’s executive compensation program includes the following short and long-term compensation elements:

•	base salary;

•	annual incentive awards payable in cash;

•	long-term equity incentive awards in the form of stock options and restricted stock granted annually under the 2004 Stock Plan; and

•	long-term incentive bonuses payable in cash and awarded under a Long Term Incentive Plan (“LTIP”) established pursuant to the 2004 Stock Plan.

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

Base Salary

The Committee annually reviews and approves all base salaries for the Company’s Named Executive Officers. The Committee also reviews and approves adjustments to base salaries in connection with an executive officer’s promotion or other change in responsibilities. Adjustments to base salary are typically based upon duties performed, business growth and the general financial condition of the Company. In determining adjustments to base salary and salary ranges for a particular year, the Committee has typically considered information included in its primary competitors’ proxy statements (i.e., Advance Auto, AutoZone, Pep Boys and O’Reilly Automotive) regarding salaries and other compensation elements for the competitors’ named executive officers. In making salary adjustments, the Committee also makes subjective determinations regarding the overall performance of individual officers.

In light of the Company’s general financial condition and overall performance, the Committee approved an increase in base salary in fiscal 2007 for substantially all of the Company’s officers and employees of approximately 3%, including each currently employed Named Executive Officer (other than Messrs. Mondry and Constantine, who were hired in 2007).

Annual Cash Incentive Compensation

Each year, the Committee adopts an incentive compensation plan that provides for an annual cash incentive award opportunity for the Company’s executive officers. The Committee believes that annual incentive award opportunities assist the Company in attracting, retaining and motivating key personnel and reward eligible employees for assisting the Company in achieving our operational and strategic goals. Typically, bonuses for the Company’s executive officers under these plans are calculated using a predetermined percentage of an executive’s annual base salary relative to specified target levels for (1) the executive’s level of individual performance and (2) the Company’s performance based on achievement of pre-established Company and individual performance goals. Historically, the Committee has established the threshold, target and maximum levels for each of the objective financial performance measures in the bonus plan based on the approved budget for the fiscal year and for individual performance based on performance relative to previously established individual goals or other individual achievements during the course of the fiscal year. Typically, if the threshold for a particular component is not attained, no payment will be made relative to that component. The Committee also has the discretion to award bonuses to executive officers in recognition of individual and/or Company performance outside of the context of the annual incentive bonus plan, as well as to reduce or increase the size of the annual cash incentive award. In fiscal 2007, the Committee awarded discretionary bonuses to Mr. Riley (who at the time was our Chief Financial Officer) and Ms. Morrison in connection with the filing in May 2007 of the fiscal 2005 Form 10-K, which followed a lengthy financial statement restatement process in which Mr. Riley and Ms. Morrison had significant involvement and responsibility.

Historically, the Committee has approved pre-established Company financial performance measures in the annual incentive plans. However, in view of the Audit Committee-led investigation conducted in 2006 and associated restatement process, as well as the absence of accurate financial statements, the compensation program for fiscal 2005, 2006 and 2007 represented a departure from the norm as the Committee did not want to rely on previously established financial targets (to the extent any had been developed) or develop new objective financial targets for annual incentive compensation in the absence at that time of current annual audited financial statements.

In the absence of current financial statements in early fiscal 2007, the Board decided to defer establishment of financial targets for bonus plan purposes (and therefore, had deferred establishment of a bonus plan) for the Company’s executive officers and other general and administrative staff (excluding certain of the senior executive officers that the Company hired in 2007 whose bonus arrangements for fiscal 2007 were addressed in their employment arrangements). In November 2007, after the Company became current in its financial reporting obligations, the Committee adopted the 2007 General and Administrative Staff Incentive Plan (the “2007 Bonus Plan”). At that time, it was clear that whatever financial targets that may have been established at the beginning of the fiscal 2007 in connection with the budgeting process would not have been achieved in whole or in part. Therefore, the Board decided that it was appropriate under the circumstances to provide that annual bonuses for fiscal 2007 be based solely on the achievement of subjective individual performance criteria. Maximum bonus amounts for the Company’s Named Executive Officers under the 2007 Bonus Plan were established at 25% of each such officer’s annual base salary in effect as of the end of fiscal 2007. The target bonus award under the 2007 Bonus Plan for the Company’s Named Executive Officers was 15% of each such officer’s fiscal year-end base salary, as adjusted based on changes in position during the fiscal year and other factors provided for in the 2007 Bonus Plan. In light of the Company’s financial performance and condition and the lack of Company financial performance goals, the target levels under the 2007 Bonus Plan equated to 25% of the Company’s historical target bonus levels. In the case of each of the Named Executive Officers, other than our Chief Executive Officer Mr. Mondry, and Chief Financial Officer Mr. Constantine, bonuses were awarded at the maximum level, equal to 25% of their year-end base salaries. Mr. Mondry, whose fiscal 2007 bonus was guaranteed pursuant to his employment agreement, was awarded a bonus for the 2007 fiscal year equal to 100% of his fiscal 2007 base salary (prorated for the number of days that Mr. Mondry was employed by the Company during fiscal 2007). Mr. Constantine, whose fiscal 2007 bonus was guaranteed pursuant to his offer letter, was awarded a bonus for the 2007 fiscal year equal to 60% of his salary at the end of fiscal 2007 (prorated for the number of days that Mr. Constantine was employed by the Company during fiscal 2007).

Long-Term Equity-Based Incentive Awards

In fiscal 2004, the Committee engaged KPMG LLP, compensation and benefits consultants, to assist it in developing a long-term incentive program designed to intensify focus on the Company’s long-term performance and to retain executive talent. Based on the consultant’s recommendations, the Committee adopted equity grant guidelines, which established the basis for the annual equity grant program. These equity grant guidelines were adopted by the Committee prior to the 2004 equity grant. The Committee’s objective has been to award equity approximately annually. In accordance with the equity grant guidelines, annual grants between 2004 and 2007 have consisted of a mix of stock options and restricted stock to the executive officers other than the Chief Executive Officer, whose annual award historically consisted only of stock options to ensure maximum deductibility in the context of Section 162(m) of the Internal Revenue Code (“IRC”).

The grants are made pursuant to our 2004 Stock Plan, which provides for the award of equity-based compensation (incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards), and our equity grant guidelines, as such have been modified by the Committee from time to time. The 2004 Stock Plan is flexible and allows the Committee to design the Company’s compensation programs using a mixture of different elements. Plan participation is limited to employees and directors of the Company and any subsidiary or parent of the Company.

Our equity grant guidelines provide for the annual grant of stock options and restricted stock to executive officers based on a 70%/30% mix of options and restricted stock, respectively. The Committee first establishes a total dollar value for equity awards (expressed as a percentage of base salary) and then determines the number of shares to be issued (in the form of options and restricted stock based on the 70/30 mix) by reference to the grant date fair market value of the equity awards, which, for options, is based on the Black-Scholes option pricing model, which the Company uses for financial reporting purposes. In October 2007, in accordance with these guidelines, the Committee approved the annual award of stock options and restricted stock for the Company’s then-current eligible executive officers (the “2007 equity program grant”). Each Named Executive Officer employed with the Company at the time of 2007 equity program grant received a 2007 equity program grant that was valued relative to the executive officer’s salary on the date of grant. As illustrated by the example below, the Company’s Executive Vice President, Mr. Ward, received equity compensation with a grant date value equal to 100% of his then current base salary, and its Senior Vice Presidents, including Mr. Buresh and Ms. Morrison, each received equity compensation with a grant date value equal to 85% of their then current base salary.

					Grant Date		Grant Date
			Total 2007		Black-Scholes	Percentage of	Fair Market
		Equity Grant as	Equity	Percentage of	Value of	Equity Value	Value of
	Executive	a Percentage of	Value at	Equity Value	Executive’s	Granted in	Executive’s
	Officer’s	Executive	Date of	Granted in	Stock Option	Restricted	Restricted
	salary	Officer’s Salary	Grant	Stock Options	Award	Stock	Stock Award
Executive Officer’s Title	($)	(%)	($)	(%)	($)	(%)	($)

Executive Vice President	100,000	100%	100,000	70%	70,000	30%	30,000
Senior Vice President	100,000	85%	85,000	70%	59,500	30%	25,500

During fiscal 2007, in addition to hiring Mr. Mondry as the Company’s Chief Executive Officer, the Company hired a number of other key senior executive officers, including Mr. Constantine as the Company’s Chief Financial Officer. As a material inducement to the senior executive officers’ respective agreements to join the Company, each of the senior executive officers received a new hire equity grant. Based on Mr. Mondry’s recommendation to the Committee, newly hired Executive Vice Presidents, such as Mr. Constantine, each were awarded new hire grants of 100,000 stock options and 25,000 shares of restricted stock. Each of the 2007 new hire grants were awarded pursuant to the 2004 Stock Plan, except for Mr. Mondry’s new hire grant, which was awarded outside of the 2004 Stock Plan. In light of the new hire grants, none of the senior executive officers hired in fiscal 2007 also participated in the 2007 equity program grant, except for Mr. Mondry, whose 2007 equity program grant is described below.

Equity awards under the 2004 Stock Plan are subject to certain time-based vesting conditions (described below) and may also be subject to other vesting conditions, including the attainment of performance goals. In some circumstances, such as in the event of an eligible retirement, death, disability or in connection with a change in control of the Company (each as defined in the 2004 Stock Plan), the vesting of equity awards under the 2004 Stock Plan may accelerate. The 2004 Stock Plan prohibits the repricing of options without approval of stockholders.

Stock Option Grants

As stated above and described in the “Grants of Plan Based Awards in Fiscal 2007” table below, the size of stock option grants to the eligible Named Executive Officers under the 2007 equity program grant is determined using a Black Scholes option pricing model. The per share exercise price of all options granted cannot be less than the market value of our common stock on the date of grant. Market value is defined under the 2004 Stock Plan as the mean of the highest and lowest reported sale prices for our common stock on the NYSE on the date of grant. In general, stock options vest in increments of one-third annually on the anniversary of the grant and become fully vested in three years. If a holder of unvested stock options ceases to be employed for any reason other than in the event of an eligible retirement, death, disability or in connection with a change in control of the Company, all unvested stock options held by such holder shall be forfeited.

Restricted Stock Grants

Commencing fiscal 2004, the Committee has awarded grants of restricted stock to the Named Executive Officers as part of the annual equity grant program. Like stock option grants, under the 2004 Stock Plan, restricted stock grants generally vest in increments of one-third annually on the anniversary of the grant and become fully vested in three years. Restricted stock may vest prior to three years in the event of an eligible retirement, death, disability or in connection with a change in control of the Company (each as defined in the 2004 Stock Plan). If a holder of restricted stock ceases to be employed for any reason other than in the event of an eligible retirement, death, disability or in connection with a change in control of the Company, all shares held by such stockholder that are still subject to the restrictions shall be forfeited.

Mr. Mondry’s Fiscal 2007 Equity Awards

As a material inducement to Mr. Mondry’s agreement to join the Company, and to provide Mr. Mondry with a significant initial incentive to improve the Company’s performance and thereby materially and positively impact shareholder value over time, on June 13, 2007, Mr. Mondry was awarded 300,000 stock options and 75,000 restricted stock units. These initial stock option and restricted stock unit awards were granted to Mr. Mondry outside of the Company’s 2004 Stock Plan and will each vest in equal installments over three years, subject to Mr. Mondry’s continued employment with the Company. These new hire inducement awards will automatically vest in the event of a change in control of the Company, as such term is defined in Mr. Mondry’s employment agreement.

At the time Mr. Mondry’s employment arrangements were entered into, it was contemplated that Mr. Mondry would not participate in the Company’s 2007 equity program grant, but would first participate in the 2008 equity program grant. Under the Company’s annual equity grant program, the Chief Executive Officer has historically received stock options equal in value to 130% of base salary based on the then Black Scholes valuation, and that is what the Company agreed to provide to Mr. Mondry in the 2008 equity program grant pursuant to his employment agreement. On October 20, 2007, in conjunction with the Company’s 2007 equity program grant, the Committee authorized a grant of stock options to Mr. Mondry that equates to 50% of the stock options that he would have received had he fully participated in the 2007 equity program grant. The 2007 equity program grant to Mr. Mondry was made at that time because the Committee determined that the substantial decline in the Company’s stock price over the four months prior to the grant (which the Committee did not believe could in any sense be attributed to anything Mr. Mondry did or did not do) had, to a considerable extent, thwarted the objective of providing Mr. Mondry with a significant initial equity incentive.

The terms and conditions of the stock options awarded to Mr. Mondry in October 2007 are identical to the other options granted to eligible officers and associates pursuant to the 2007 equity program grant, with one exception. When Mr. Mondry was hired, there had been recurring speculation concerning a possible near term merger or acquisition transaction involving the Company. Consequently, Mr. Mondry’s initial employment arrangements reflected in part the desire of the parties to adequately deal with that possibility. When considering the grant of additional stock options for Mr. Mondry at that time, the directors were mindful that Mr. Mondry would receive meaningful economic rewards in the event of a near term merger or acquisition transaction by virtue of his initial restricted stock unit and stock option awards and severance arrangements under his employment agreement. At the same time, the directors did not wish that the initial stock options be construed by Mr. Mondry or others as reflecting a disincentive with respect to such a near term transaction, provided, of course, that any such transaction were deemed in the best interest of the Company’s stockholders. As a result of these deliberations, it was determined that of the options granted to Mr. Mondry on October 20, 2007, only 50,000 (approximately 33%) would accelerate upon a change in control of the Company (and subsequent termination of employment within one year) pursuant to a definitive (merger or acquisition transaction) agreement entered into prior to May 31, 2008 (rather than full 100% acceleration as would otherwise occur in accordance with the provisions of the Company’s 2004 Stock Plan and standard stock option agreement).

Long-Term Incentive Bonuses

In June 2005, to motivate and ultimately reward senior management for the development and execution of incremental and alternative growth strategies that would be intended to materially and positively impact stockholder value, the Company granted to all of our then senior executive officers, including some of the current Named Executive Officers, awards of cash-based incentive bonus units under the LTIP. These at-risk incentive bonus units vest and become payable (subject to continued employment with the Company and the achievement of certain performance vesting criteria established by the Committee relating to the per share value of the Company’s common stock) in equal installments over 4 years (beginning in May 2007); provided that vesting and payment will accelerate upon a termination of employment within 12 months following a change in control of the Company, by the Company without cause, by the executive for good reason or by reason of the executive’s death, disability or retirement. Each vested incentive bonus unit entitles the holder thereof to a cash payment equal to the excess of the average closing price of the Company’s common stock during a specified period of time (or, in the case of a change in control, the transaction value per share) over $20 per share. At the time of grant, the Committee believed that tying this at-risk bonus to an amount in excess of the Company’s then-current stock price would further align the interests of management with the interests of our stockholders.

In June 2005, our former Chief Executive Officer, Mr. Jenkins, was granted a total of 1,000,000 incentive bonus units pursuant to the LTIP, and other executive officers, including certain of our currently employed Named Executive Officers, were each granted between 250,000 or 500,000 incentive bonus units. Subsequent to the initial grant, certain newly hired or promoted executive officers were also granted incentive bonus units, such as our former Chief Financial Officer, Mr. Riley, in October 2005 upon his employment with the Company, and our

General Counsel, Ms. Morrison, in October 2006 upon her promotion to Senior Vice President. The subsequent awards consisted of fewer (between 100,000 and 125,000) incentive bonus units based on the more abbreviated period of time these executives would have to impact the Company’s performance after the grant date and prior to the previously established vesting dates. At fiscal 2007 year end, the Company had granted a total of 2,975,000 incentive bonus units, of which 975,000 had been forfeited in connection with certain executive departures from the Company. In fiscal 2007, the Committee determined that the performance vesting criteria was not achieved; therefore, that portion of each LTIP participant’s bonus unit award that would have otherwise become payable on the applicable payment date (a total of 25% of the award) was forfeited without consideration.

The LTIP provides that if the Company issues restated financial statements that reflect a material reduction in previously published sales or earnings and the restatement is attributable, in whole or in material part, directly or indirectly, to the malfeasance or gross negligence of an LTIP participant, the LTIP participant will be required to repay any payments received within the 24-month period ending on the date the restatement is issued and will forfeit the right to receive any future payments under the LTIP. Upon termination of employment for any reason other than death, disability, or a termination by the Company without cause, the LTIP participant is required to repay any payments received within the 24-month period ending on the termination date and any payments received after the termination date, and will forfeit the right to receive future payments under the LTIP, if the participant engages in any competitive activity (as defined in the LTIP). For additional details concerning the LTIP, see footnote 3 to the “Outstanding Equity Awards at Fiscal 2007 Year-End” table below.

Other Benefits

401(k) Plan.  The Company sponsors a 401(k) plan that is available to all our executive officers and other employees upon their hire date. The Company matches from 40% to 60% of employee contributions in 10% increments, based on years of service, up to 4% of the participant’s base salary. Participant contributions are subject to certain restrictions as set forth in the IRC.

Deferred Compensation Plan.  We also sponsor the CSK Auto, Inc. Deferred Compensation Plan. The Deferred Compensation Plan permits participants voluntarily to defer up to 50% of their salary and 100% of their annual bonus without regard to the limitations under the IRC applicable to the Company’s tax-qualified plans. Although the Company may also make matching contributions to a participant’s account under this Plan, the Company has not elected to do so. Deferred amounts and any matching contributions under the Deferred Compensation Plan are 100% vested at all times, and are invested on behalf of the participant in investment vehicles selected from time to time by the administrators of the Plan. Benefits are payable at retirement in either a lump sum or installments for up to 12 years. Benefits upon a termination of employment prior to retirement are payable only in a lump sum. See the “Non-Qualified Deferred Compensation in Fiscal 2007” table below.

Perks and other personal benefits.  The Company provides certain perquisites and personal benefits to our executive officers that are not generally available to other employees. The Committee believes that the perquisites and personal benefits that are provided to the Company’s executive officers are generally comparable to those provided by companies that compete in the marketplace for the services of our executive officers. Historically, management has provided certain senior executives with the use of a Company vehicle for personal use, as well as a car allowance in the nature of the Company payment’s or reimbursement of expenses for gasoline, repair and maintenance, registration, insurance and other costs and expenses and a tax gross-up, as noted in the footnotes corresponding to the “All Other Compensation” column of the “Summary Compensation Table” below, which sets forth the Company’s costs for the perquisites and personal benefits provided to our Named Executive Officers in fiscal 2006 and 2007. The Committee determined that personal use of Company vehicles by members of management should be discontinued effective at the end of fiscal 2007.

Additionally, pursuant to the terms of his employment agreement, Mr. Mondry is entitled to certain perquisites and personal benefits that are not generally available to other employees. Specifically, the Company has agreed to reimburse Mr. Mondry until June 30, 2008 for reasonable travel and temporary living expenses incurred in connection with his temporary living arrangements in Phoenix, Arizona and his travel between his home in Dallas, Texas and the Company’s corporate headquarters in Phoenix, Arizona. If any of these reimbursements are taxable to Mr. Mondry, Mr. Mondry will be entitled to a cash payment so that he will be in the same position as he would have been had no taxes been imposed. Mr. Mondry is also entitled to a car allowance of $2,000 per month until June 30, 2008. In fiscal 2008, Mr. Mondry’s employment agreement was amended to provide for, among other benefits, an extension of the relocation benefits and car allowance until the earlier of the date that is eight months following the consummation of a change in control transaction and thirty days following his termination of employment for any reason provided that, on or prior to June 30, 2008, the Company entered into an agreement that, if consummated, would result in a change in control. For additional details concerning the amendments to Mr. Mondry’s employment agreement, see the narrative discussion in the “Potential Payments Upon Termination or Change In Control” section below.

Employment and Post-Employment Arrangements

Employment Agreements

Mr. Jenkins’ Employment Agreement

During fiscal 2007, the Company was party to an employment agreement with our former Chief Executive Officer, Mr. Jenkins. Under the agreement, Mr. Jenkins’ annual bonus was to be awarded based upon goals for financial performance and operating results of the Company as established by the Compensation Committee of the Board of Directors during the first part of the fiscal year. The Committee had broad discretion in determining the measures upon which Mr. Jenkins’ bonus was to be based, but in the past has used criteria such as EBITDA, EPS, and cash flow. In September 2006, Mr. Jenkins announced his intent to retire from the Company. As the annual bonus was no longer relevant given the changed circumstances, on April 16, 2007, Mr. Jenkins and the Company amended the employment agreement to reflect the terms and conditions of Mr. Jenkins’ retirement from the Company and to ensure a smooth and efficient transition of the CEO role. The amendment provided that Mr. Jenkins would be employed on an at will basis until the later of (i) the date he attained age 65 or (ii) the earlier of (x) the date on which a new CEO commences employment with the Company and (y) September 30, 2007. After Mr. Jenkins retired from the Company on August 15, 2007, he received a lump-sum succession bonus payment of $900,000.

Mr. Mondry’s Employment Agreement

The Company entered into an employment agreement with Mr. Mondry whereby Mr. Mondry would assume the position of President and Chief Executive Officer of the Company upon the retirement of Mr. Jenkins. At that time, Mr. Mondry would also be appointed to the Company’s board of directors. When Mr. Jenkins retired in August 2007, pursuant to his employment agreement, Mr. Mondry assumed the position of President and Chief Executive Officer of the Company and was appointed to the Company’s board of directors.

Mr. Mondry’s employment agreement contains restrictive covenants imposing noncompetition obligations, restricting soliciting and hiring Company employees and protecting confidential information and the Company’s ownership of work product, as well as other covenants, during his employment and for specified periods after the termination of his employment for any reason. The employment agreement also provides for certain benefits, which are described in more detail in the “Potential Payments upon Termination or Change In Control” section below.

In March 2008, the Committee approved amendments to Mr. Mondry’s employment agreement based on the non-management directors’ determination that it was in the Company’s stockholders’ best interests that Mr. Mondry remain keenly focused on his assigned duties and the operations of the business in the context of the uncertainty and potential for distraction associated with the likelihood of a change in control. The additional benefits provided to Mr. Mondry pursuant to these amendments are described in a narrative discussion in the “Potential Payments Upon Termination or Change In Control” section under the caption “Fiscal 2008 Amendments to Mr. Mondry’s Employment Agreement” below.

Other than Mr. Mondry, no currently employed executive officer has an employment agreement with the Company.

Supplemental Retirement Compensation

To retain and motivate Mr. Jenkins, in August 2000, the Company entered into a supplemental executive retirement plan (“SERP”) agreement with Mr. Jenkins that provides supplemental retirement benefits for a period of ten years, which began thirty days after the effective date of his retirement. The benefit amount payable to Mr. Jenkins under this agreement is $600,000 per annum. Pursuant to the agreement, the Company also provides to Mr. Jenkins and his spouse substantially comparable medical benefits (utilizing, as applicable, such other medical benefit policies/programs as may then be available, such as COBRA benefits, supplemental policies to any applicable Medicare policy and/or reimbursement of out-of-pocket co-insurance and deductible payments) as are made available by the Company to our executive officers for a period of ten years commencing upon the termination of his employment for any reason other than for cause (as defined in the SERP). When Mr. Jenkins retired in August 2007, he was fully vested in the SERP and became entitled to receive the full benefits thereunder. For further information on Mr. Jenkins’ SERP arrangements, see footnote 5 and 6 to the “Summary Compensation” table as well as the “Pension Benefits in Fiscal 2007” table below.

Other than Mr. Jenkins, no executive officer has a SERP agreement with the Company.

Severance and Retention Agreements

The Company has entered into severance and retention agreements with each of the members of our senior management team, including all of the Named Executive Officers currently employed with the Company (except for Mr. Mondry, who has an employment agreement with the Company). All of such agreements entitle these executives to receive certain severance benefits if (i) the Company terminates the executive’s employment without cause, (ii) the executive terminates his or her employment for good reason, or (iii) within twelve months following a change of control of the Company, the Company terminates such executive’s employment without cause or the executive terminates his or her employment for good reason (cause, good reason and change of control are each defined in the agreement). During fiscal 2007, the severance benefits consisted of the continued payment of 100% of salary and target bonus, benefits for twelve months, the amount of then accrued and unused vacation, outplacement services (the value of such services not to exceed 15% of current salary) and, if applicable, a tax gross-up payment in an amount such that after payment by the executive of all taxes (including excise tax) imposed upon the gross-up payment, the executive retains an amount of the gross-up payment equal to the excise tax imposed upon the payments.

During fiscal 2007, these agreements also contained change of control provisions that provided these executives with supplemental retention and severance benefits in the event of a change of control of the Company. Generally, these benefits consist of a lump sum retention bonus payment equal to three months of the executive officer’s then-current salary if (i) the executive remains employed with the Company or surviving corporation for at least six months following a change of control or (ii) the Company terminates his employment without cause or the executive terminates his employment for good reason within six months after the change of control. Any benefits arising under the severance and retention agreements are conditioned on the executive’s execution of a general release of claims and agreement to abide by specific non-compete, non-solicit, confidentiality and other obligations set forth in the agreements. The Committee believes that the protections provided to certain executive officers by the severance and retention agreements will reinforce and encourage the management team’s continued attention and dedication to the Company during times of uncertainty.

In March 2008, the Committee approved amendments to the severance and retention agreements between the Company and each member of our senior management team, including all of the Named Executive Officers currently employed with the Company (except for Mr. Mondry who has as employment agreement with the Company). The Committee approved these arrangements at this time based on the non-management directors’ determination that it was in the Company’s stockholders’ best interests that senior management participate in a positive manner in the strategic review process that resulted in the planned merger with O’Reilly (described in the Original Annual Report in Item 1, “Business,” under the caption “Merger Agreement”) and remain keenly focused on the business pending completion of that process, and potentially well beyond that time should the Company remain independent. In addition to the new benefits described in the narrative discussion following the tables in the “Potential Payments Upon Termination or Change in Control” section under the caption “Fiscal 2008 Amendments to the Named Executive Officers’ Severance and Retention Agreements” below, the executive will be eligible to receive the severance benefits should he or she resign during a thirty day period commencing six months after a change in control of the Company.

Stock Ownership Guidelines

In 2005, the Company adopted stock ownership guidelines applicable to all members of the Board and senior executive officers of the Company to more closely align the interests of the directors and officers with those of our stockholders. Ownership requirements are expressed as a minimum number of shares (1,000) for members of the Board of Directors and as a minimum percentage of then current base salary (50%) for senior officers. Ownership of the required shares includes stock owned directly by the officer or director, shares held in a trust whereby the officer or director has power over disposition of the shares in the trust and any shares held in a 401(k) Plan or similar arrangement. Restricted (unvested) shares and unexercised stock options are not counted in calculating ownership for purposes of these guidelines.

The senior officer guidelines are subject to a phase-in component. Until such time that an officer is in compliance with these guidelines, he or she is prohibited from selling any shares of Company stock (except for shares acquired upon the exercise of options) and must retain all restricted shares (less shares sold for taxes required to be withheld or paid) awarded by the Committee. All of our directors and one of our executive officers have already attained or exceeded these ownership levels.

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

Beginning on January 29, 2006, the Company began accounting for stock-based payments in accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) .

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the 2007 fiscal year.

Respectfully Submitted,

Compensation Committee

Charles K. Marquis, Chairman
Morton Godlas
Terilyn A. Henderson
Charles J. Philippin

Compensation Committee Interlocks and Insider Participation

Directors Marquis, Godlas, Henderson and Philippin were members of the Compensation Committee during fiscal 2007. No current member of our Compensation Committee was, during fiscal 2007, one of our executive officers or employees or was formerly one of our officers. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Executive Compensation Tables

CSK Auto Corporation is a holding company with no business operations of its own; all of its business is conducted through its wholly-owned subsidiary, CSK Auto, Inc. The officers of the Company receive their compensation from CSK Auto, Inc. and receive no additional compensation in their capacities as officers of the Company.

Summary Compensation Table

The following table sets forth information concerning the total compensation earned in fiscal 2006 and 2007 by those individuals who served as our Chief Executive Officer and our Chief Financial Officer during fiscal 2007 and our three highest paid executive officers during fiscal 2007 other than our Chief Executive Officer and Chief Financial Officer (collectively, our fiscal 2007 “Named Executive Officers” or “NEOs”):

							Change in Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
						Incentive Plan	Compensation	All Other
		Salary	Bonus	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)

Lawrence N. Mondry —	2007	486,154	487,912	299,995	461,302	—	—	105,686	1,841,049
President and Chief
Executive Officer

Maynard Jenkins —	2007	521,446	900,000	—	308,755	—	327,826	175,418	2,233,445
Former Chairman and	2006	900,000	—	—	447,454	—	317,420	43,536	1,708,410
Chief Executive Officer

James D. Constantine —	2007	66,462	40,352	18,495	25,780	—	—	19,119	170,208
Executive Vice President
of Finance and Chief
Financial Officer

Steven L. Korby —	2007	300,000	—	—	—	—	—	27,104	327,104
Former Interim
Chief Financial Officer(7)

James Riley —	2007	144,054	100,000	(133)	(322)	—	—	77,634	321,234
Former Senior	2006	319,612	90,840	25,430	82,852	—	—	60,005	578,739
Vice President and
Chief Financial Officer

Dale Ward —	2007	358,077	—	87,985	156,211	90,125	—	30,426	722,824
Executive Vice President	2006	337,365	105,000	51,530	89,991	—	—	21,960	605,846

Larry Buresh —	2007	337,308	—	76,797	131,964	84,875	—	8,259	639,203
Senior Vice President	2006	321,916	99,000	48,779	81,969	—	—	8,764	560,428
and Chief Information Officer

Randi Morrison —	2007	255,769	100,000	39,407	78,472	64,357	—	6,690	544,695
Senior Vice President,
General Counsel
and Secretary

(1)	Fiscal 2007 bonus amounts represent guaranteed bonuses paid to Messrs. Mondry and Constantine pursuant to their respective employment arrangements, Mr. Jenkins’ succession bonus (pursuant to his employment agreement described in the “Compensation Discussion and Analysis — Employment and Post-Employment Arrangements” section above), and bonuses paid to Ms. Morrison and Mr. Riley during fiscal 2007 for their efforts in the completion of the fiscal 2005 Form 10-K (as described in the “Compensation Discussion and Analysis — Annual Cash Incentive Compensation” section above). Non-Equity Incentive Plan awards pursuant to the 2007 Bonus Plan to Messrs. Ward and Buresh and Ms. Morrison are described in footnote 4 below.

Fiscal 2006 bonuses represent bonuses for eligible associates under the 2006 General and Administrative Staff Incentive Plan (the “2006 G&A Plan”). These bonuses were calculated using a predetermined percentage of a participant’s annual base salary relative to specified target levels for the eligible associate’s level of individual performance and the Company’s performance. In the case of the 2006 NEOs, other than our Mr. Jenkins, bonuses were awarded at the target level established for the 2006 G&A Plan, equal to 30% of an officer’s year-end base salary (Mr. Riley’s bonus was prorated due to an approved medical leave of absence during a portion of fiscal 2006). The Compensation Committee used its discretion to award bonuses at the target level in view of the continued unavailability of financial statements for 2006 and earlier periods as well as the Board of Directors’ then desire to keep intact the Company’s management and administrative personnel notwithstanding the difficulties then being faced by the Company.

(2)	The amounts included in the “Stock Awards” column represent the compensation cost recognized by the Company in fiscal 2006 and 2007 related to non-option stock awards granted in fiscal 2004, 2005, 2006, and

2007 in accordance with SFAS No. 123(R), excluding any impact of assumed forfeiture rates. Mr. Riley forfeited 8,399 restricted shares upon his departure from the Company in June 2007. Compensation cost in fiscal 2007 for Mr. Riley was impacted by this forfeiture.

For a discussion of valuation assumptions, see Note 2 to the Company’s Consolidated Financial Statements included in the Original Annual Report. Please also see the “Grants of Plan Based Awards in Fiscal 2007” table below for more information regarding the option awards the Company granted during fiscal 2007.

(3)	The amounts included in the “Option Awards” column are the amounts of compensation cost recognized by the Company in fiscal 2006 related to stock option awards in fiscal 2004, 2005 and 2006, and in fiscal 2007 related to stock option awards in fiscal 2005, 2006 and 2007 in accordance with FAS 123(R), excluding any impact of assumed forfeiture rates. Mr. Riley forfeited 56,914 stock options upon his departure from the Company in June 2007. Compensation cost in fiscal 2007 for Mr. Riley was impacted by this forfeiture.

For a discussion of valuation assumptions, see Note 2 to the Company’s Consolidated Financial Statements included in the Original Annual Report. Please also see the “Grants of Plan Based Awards in Fiscal 2007” table below for more information regarding the option awards the Company granted during fiscal year 2007.

(4)	Fiscal 2007 Non-Equity Incentive Plan Compensation represents bonuses for eligible associates under the 2007 Bonus Plan. These bonuses were calculated using a predetermined percentage of a participant’s annual base salary relative to specified target levels for the eligible associate’s level of individual performance. In the case of the 2007 NEOs who were eligible under the 2007 Bonus Plan, bonuses were awarded at the maximum level, equal to 25% of the officer’s year-end base salary.

(5)	The amounts included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column are the changes in values of Mr. Jenkins’ SERP during fiscal 2006 and fiscal 2007. For additional information on the valuation assumptions used to calculate the pension value, refer to the “Pension Benefits” table below.

(6)	The amounts shown in the “All Other Compensation” column are attributable to the following:

•	Mr. Mondry: Amounts included for fiscal 2007 consist of life insurance premiums; a vehicle allowance ($2,000 per month); taxable cost of group-term life insurance; $65,638 of relocation and living expenses paid by the Company; and $24,612 tax gross up in relation to his relocation and living expenses.

•	Mr. Jenkins: Amounts included for fiscal 2007 consist of matching contributions to Mr. Jenkins’ 401(k) Plan; life insurance premiums; aggregate incremental cost attributed to the personal use of a Company-provided vehicle; taxable cost of group-term life insurance; $2,326 tax gross up in relation to personal use of Company-provided vehicle; and $158,548 payment representing accrued and unpaid vacation owed to him on his resignation date.

•	Mr. Constantine: Amounts included for fiscal 2007 consist of matching contributions to Mr. Constantine’s 401(k) Plan; life insurance premiums; taxable cost of group-term life insurance; relocation and living expenses paid by the Company; and $3,631 tax gross up in relation to his relocation and living expenses.

•	Mr. Korby: Amounts included for fiscal 2007 consist of life insurance premiums and $26,654 payment representing accrued and unpaid vacation owed to him on his termination date.

•	Mr. Riley: Amounts included for fiscal 2007 consist of matching contributions to Mr. Riley’s 401(k) Plan; life insurance premiums; aggregate incremental cost attributed to the personal use of a Company-provided vehicle; taxable cost of group-term life insurance; $2,744 tax gross up in relation to personal use of Company-provided vehicle and $65,860 payment representing accrued and unpaid vacation owed to him on his resignation date.

•	Mr. Ward: Amounts included for fiscal 2007 consist of matching contributions to Mr. Ward’s 401(k) Plan; life insurance premiums; aggregate incremental cost attributed to the personal use of a Company-provided vehicle; taxable cost of group-term life insurance; and $7,652 tax gross up in relation to personal use of Company-provided vehicle.

•	Mr. Buresh: Amounts included for fiscal 2007 consist of matching contributions to Mr. Buresh’s 401(k) Plan; life insurance premiums; and taxable cost of group-term life insurance.

•	Ms. Morrison: Amounts included for fiscal 2007 consist of matching contributions to Ms. Morrison’s 401(k) Plan; life insurance premiums; and taxable cost of group-term life insurance.

(7)	Mr. Korby became our interim Chief Financial Officer in fiscal 2007 following Mr. Riley’s resignation. Pursuant to an Interim Executive Services Agreement entered into between Mr. Korby and the Company, Mr. Korby was paid $50,000 per month for his services.

Grants of Plan-Based Awards in Fiscal 2007

The following table shows all Grants of Plan-Based Awards in fiscal 2007 to each of the NEOs:

						All Other	All Other
						Stock	Option			Grant
						Awards:	Awards:	Exercise	Closing	Date Fair
			Estimated Future Payouts			Number	Number of	or Base	Price of	Value of
			Under Non-Equity Incentive			of Shares	Securities	Price of	Stock on	Stock and
			Plan Awards(1)			of Stock	Underlying	Option	Grant	Option
			Threshold	Target	Maximum	or Units	Options	Awards	Date	Awards
Name	Grant Date		($)	($)	($)	(#)(2)	(#)(3)	($/Sh)(4)	($/Sh)	($)(5)

Lawrence Mondry	06/13/07	(6)	—	—	—	—	300,000	18.66	18.56	1,916,130

	06/13/07	(6)	—	—	—	75,000	—	—	18.56	1,399,125

	10/20/07	(7)	—	—	—	—	144,847	10.80	10.53	521,666

Maynard Jenkins	—		—	—	—	—	—	—	—	—

James Constantine	11/14/07	(8)	—	—	—	—	100,000	10.15	10.01	348,820

	11/14/07	(8)	—	—	—	25,000	—	—	10.01	250,250

Steven Korby	—		—	—	—	—	—	—	—	—

James Riley	—		—	—	—	—	—	—	—	—

Dale Ward	10/20/07		—	—	—	—	70,209	10.80	10.53	252,858

	10/20/07		—	—	—	10,271	—	—	10.53	108,154

	11/11/07		31,544	54,075	90,125	—	—	—	—	—

Larry Buresh	10/20/07		—	—	—	—	56,202	10.80	10.53	202,412

	10/20/07		—	—	—	8,222	—	—	10.53	86,578

	11/11/07		29,706	50,925	84,875	—	—	—	—	—

Randi Morrison	10/20/07		—	—	—	—	42,627	10.80	10.53	153,521

	10/20/07		—	—	—	6,236	—	—	10.53	65,665

	11/11/07		22,531	38,625	64,357	—	—	—	—	—

(1)	These columns show the range of payouts targeted for fiscal 2007 performance under the 2007 Bonus Plan. The amount shown in the “target” column represents the incentive payment that would have been earned by each NEO if the target level for the performance objective had been attained (equivalent to 15% of the NEO’s base salary in effect at the end of fiscal 2007). The amount shown in the “maximum” column represents the maximum amount payable under the 2007 Bonus Plan (equivalent to 25% of the NEO’s base salary in effect at the end of fiscal 2007). The amount shown in the “threshold” column represents the amount payable under the 2007 Bonus Plan if only the minimum level of performance is achieved on the individual performance objectives (equivalent to 8.75% of the NEO’s base salary in effect at the end of fiscal 2007). Additional information regarding the 2007 Bonus Plan and the criteria applied in determining the amounts payable under the 2007 Bonus Plan, can be found in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Incentive Compensation.” The actual amount of incentive bonus earned by each of our fiscal 2007 NEOs is reported in the “Non-Equity Incentive Plan Compensation” column in the “Summary Compensation Table.”

(2)	Represents time vested restricted stock awards. The terms of the restricted stock awards provide for three equal annual vestings commencing one year from the award date.

(3)	Once vested, these stock options generally expire at the end of seven years from the date of grant; one year after eligible retirement, death, disability or involuntary termination by the Company (or any purchaser, successor or assign) in connection with a change in control (each defined in the 2004 Stock Plan); three months after employment is terminated for any other reason; or immediately upon an employee’s receipt of the notice of termination if the associate is terminated for Cause (as defined in the 2004 Stock Plan). However, pursuant to the provisions of the 2004 Stock Plan, in no event will any option be exercisable more than ten years after the date the option is granted.

(4)	On October 20, 2007, the Compensation Committee awarded stock options and restricted stock to certain Company employees, including the NEOs who were employed with the Company at the time of grant. The exercise price of the stock options was $10.795 per share, which was the high-low average of our common stock as reported on the NYSE. During fiscal 2007, the Compensation Committee also awarded stock options and restricted stock (or in Mr. Mondry’s case, restricted stock units) to each of the senior executive officers that the Company hired during the year. The exercise price of these new hire stock options was the high-low average of our common stock as reported on the NYSE on the date of grant, reflected in the table above. We use the average of the high and low prices of the Company’s common stock on the date of the grant in accordance with the terms of our 2004 Stock Plan, described in more detail in the “Compensation Discussion and Analysis” section above. The terms of the options provide for vesting in three equal annual installments commencing one year from the grant date, subject to acceleration under certain circumstances as noted above in the “Compensation Discussion and Analysis” under the heading “Long-Term Equity-Based Incentive Awards. The options have a term of seven years and will expire on October 20, 2014, unless terminated earlier in accordance with the provisions of the 2004 Stock Plan.

(5)	The grant date fair values for the stock option grants are based on the Black-Scholes option pricing model. Based on assumed (i) risk free interest rate ranging from 4.03% to 5.13%, (ii) expected stock price volatility ranging from 31.0% to 38.0%, (iii) no dividend yield and (iv) option exercises occurring after four and one-half years, the model produces a per option share value ranging from $3.39 to $6.41.

(6)	Pursuant to his employment agreement, on June 13, 2007, Mr. Mondry was awarded 300,000 stock options and 75,000 restricted stock units.

(7)	As discussed above in the “Compensation Discussion and Analysis” section, Mr. Mondry was awarded 144,847 stock options on October 20, 2007.

(8)	Upon his hire as Executive Vice President of Finance and Chief Financial Officer, on November 14, 2007, Mr. Constantine was awarded 100,000 stock options and 25,000 shares of restricted stock.

Outstanding Equity Awards at Fiscal 2007 Year-End

The following table includes certain information concerning unexercised stock options, stock options that have not vested, LTIP awards and stock awards that have not vested for each of the NEOs as of February 3, 2008:

								Stock Awards
		Option Awards						Number	Market
	Number of	Number of						of Shares	Value of
	Securities	Securities						or Units	Shares or
	Underlying	Underlying						of Stock	Units of
	Unexercised	Unexercised		Option				That	Stock That
	Options	Options		Exercise		Option		Have Not	Have Not
	Exercisable	Unexercisable		Price		Expiration		Vested	Vested
Name	(#)	(#)		($)		Date		(#)	($)(1)

Lawrence Mondry	300,000	—		18.66		06/13/2014		75,000	673,500

	144,847	—		10.80		10/20/2014		—	—

Maynard Jenkins	242,424	—		13.32		08/15/2008	(2)	—	—

	183,673	—		16.35		08/15/2008	(2)	—	—

	—	750,000	(3)	N/A	(4)	5/15/2010	(3)	—	—

James Constantine	—	100,000		10.15		11/14/2014		25,000	224,500

Steve Korby	—	—		—		—		—	—

James Riley	—	—		—		—		—	—

Dale Ward	4,125	—		9.87		04/05/2009		—	—

	40,934	—		13.32		10/18/2011		—	—

	28,676	—		16.35		06/28/2012		1,582	14,206

	12,580	25,161		16.62		11/30/2013		4,214	37,842

	—	70,209		10.80		10/20/2014		10,271	92,234

	—	187,500	(3)	N/A	(4)	5/15/2010	(3)	—	—

Larry Buresh	25,000	—		11.00		02/09/2009		—	—

	17,000	—		11.00		02/09/2009		—	—

	1,250	—		11.00		02/09/2009		—	—

	12,500	—		9.87		04/05/2009		—	—

	38,141	—		13.32		10/18/2011		—	—

	27,555	—		16.35		06/28/2012		1,520	13,650

	10,082	20,165		16.62		11/30/2013		3,377	30,325

	—	56,202		10.80		10/20/2014		8,222	73,834

	—	187,500	(3)	N/A	(4)	5/15/2010	(3)	—	—

Randi Morrison	660	—		9.87		04/05/2009		—	—

	5,089	—		19.58		02/02/2011		—	—

	12,000	—		13.32		10/18/2011		—	—

	7,727	—		16.35		06/28/2012		427	3,834

	7,638	15,276		16.62		11/30/2013		2,558	22,971

	—	42,627		10.80		10/20/2014		6,236	55,999

	—	93,750	(3)	N/A	(4)	5/15/2010	(3)	—	—

(1)	Based on the closing price of our common stock as of February 1, 2008 ($8.98 per share), as reported on the NYSE.

(2)	Mr. Jenkins retired from the Company on August 15, 2007. Pursuant to the 2004 Stock Plan, Mr. Jenkins’ options that were then outstanding remain exercisable for one year following his retirement.

(3)	Represents number of incentive units granted under the LTIP unvested at fiscal 2007 year-end. Subject to specific exceptions (e.g., retirement) as set forth in the LTIP, each LTIP participant will be entitled to receive a distribution of cash on May 15 of each of the calendar years 2007, 2008, 2009 and 2010 (each date being a “Payment Date”) equal in value to the amount by which the average of the per share closing prices of the Company’s common stock over a specified period of time (after release of the fiscal year earnings for the immediately preceding fiscal year) exceeds the base value of $20.00 (which is subject to adjustment in the event of a change in the Company’s capitalization) multiplied by 25% of the LTIP participant’s aggregate number of incentive bonus units, so long as LTIP participant remains continuously employed by the Company through the applicable Payment Date. In the event the formula described above results in no payment to the LTIP participant on a Payment Date, then the incentive bonus units vesting on such date will be forfeited without consideration. On May 15, 2007, the formula described above resulted in no payment to the LTIP participants. Accordingly, on May 15, 2007, Messrs. Jenkins, Riley, Ward, and Buresh and Ms. Morrison each forfeited 25% of their total incentive bonus units. Subsequent to fiscal 2007 year end, on May 15, 2008, the formula described above resulted in no payment to the LTIP participants. Accordingly, on May 15, 2008, Messrs. Jenkins, Ward, and Buresh and Ms. Morrison each forfeited an additional 25% of their total (as of the initial grant) incentive bonus units. Mr. Riley forfeited all of his remaining incentive bonus units upon his resignation in June 2007.

(4)	There is no exercise price for LTIP incentive units.

Vesting Schedule of all Outstanding Stock Option and Restricted Stock Grants at
Fiscal 2007 Year-End

The following table includes vesting information on each of the outstanding stock option and restricted stock grants represented in the Outstanding Equity Awards at Fiscal 2007 Year-End Table:

Vesting Date -
	First 1/3 of	Vesting Date -	Vesting Date -
	Option/Stock	Second 1/3 of	Final 1/3 of
Option/Stock Award Expiration Date	Award	Option Award	Option Award

08/15/2008(1)	10/18/2005	10/18/2006	8/15/2007
	1/29/2006	1/29/2006	1/29/2006
02/09/2009(2)	11/9/2000	11/9/2001	11/9/2002
	4/30/2001	4/30/2002	4/30/2003
	2/9/2003	2/9/2004	2/9/2005
04/05/2009	04/05/2003	04/05/2004	04/05/2005
02/02/2011(3)	02/02/2005	01/29/2006	01/29/2006
10/18/2011	10/18/2005	10/18/2006	10/18/2007
06/28/2012(3)	01/29/2006	01/29/2006	01/29/2006
11/30/2013	11/30/2007	11/30/2008	11/30/2009
06/13/2014	06/13/2008	06/13/2009	06/13/2010
10/20/2014	10/20/2008	10/20/2009	10/20/2010
11/14/2014	11/14/2008	11/14/2009	11/14/2010

(1)	Mr. Jenkins retired from the Company on August 15, 2007. Pursuant to the 2004 Stock Plan, Mr. Jenkins’ options that were then outstanding remain exercisable for one year following his retirement. At Mr. Jenkins’ retirement date, all of his stock options had already vested, except for one tranche of 80,808 stock options that would have vested on October 18, 2007. Because Mr. Jenkins retired after the age of 65 and had at least 10 years of service with the Company, all of Mr. Jenkins’ then unvested stock options (80,808) vested upon his retirement pursuant to the terms of the 2004 Stock Plan.

(2)	In 2001, the Compensation Committee authorized the re-price and re-grant of all stock option awards outstanding with an exercise price greater than $14.00 for the then members of senior management. Such options were to be re-granted with an exercise price the higher of 1) the fair market value of the Company’s common stock on the re-grant date, or 2) a value between $10.00 and $11.00. Each of the stock option grants would continue to vest (if not already fully vested) based on its original vesting schedule.

(3)	On January 29, 2006, the last day of fiscal 2005, the Compensation Committee authorized the acceleration of all stock options previously granted to employees and executive officers with an exercise price greater than $15.90 (the market price of the Company’s stock on January 27, 2006). Vesting of option awards granted subsequent to this action (as well as those with exercise prices below $15.90) was not accelerated and such awards will vest equally over the service period established in the award, typically three years. The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon the planned adoption of SFAS No. 123R in fiscal 2006. This included the general stock option grant set to expire on June 28, 2012 and Ms. Morrison’s stock option grant set to expire on February 2, 2011. The restricted stock granted June 28, 2005 shall continue to vest in three installments each on the first, second and third anniversaries of the grant date, subject to acceleration under certain circumstances as described above the “Compensation Discussion and Analysis” under the heading “Long-Term Equity Based Incentive Awards.”

Option Exercises and Stock Vested in Fiscal 2007

The following table includes certain information with respect to the options exercised and restricted stock vested by each of the NEOs as of February 3, 2008:

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares
	Acquired on	Exercise	Acquired	Value Realized
Name	Exercise (#)	($)	on Vesting(#)	on Vesting ($)(1)

Lawrence Mondry	—	—	—	—
Maynard Jenkins	—	—	—	—
James Constantine	—	—	—	—
Steve Korby	—	—	—	—
James Riley	—	—	—	—
Dale Ward	—	—	1,582	29,235
	—	—	1,884	20,950
	—	—	2,106	20,534
Larry Buresh	—	—	1,520	28,090
	—	—	1,755	19,516
	—	—	1,688	16,458
Randi Morrison	—	—	426	7,872
	—	—	534	5,938
	—	—	1,279	12,470

(1)	Represents the market value of the shares of restricted stock on the day the stock vested. These shares represent restricted stock granted in fiscal 2004, 2005 and 2006 that vested during fiscal 2007.

Pension Benefits in Fiscal 2007

The following table includes certain information with respect to any plans that provide for payments to our NEOs at, or following, retirement from the Company as of February 3, 2008:

			Number of	Present	Payments
			Years	Value of	During
			Credited	Accumulated	Last Fiscal
			Service	Benefit	Year
Name	Plan Name		(#)	($)(1)	($)(2)

Larry Mondry	—		—	—	—
Maynard Jenkins	SERP	(3)	N/A	3,990,632	400,000
James Constantine	—		—	—	—
Steve Korby	—		—	—	—
James Riley	—		—	—	—
Dale Ward	—		—	—	—
Larry Buresh	—		—	—	—
Randi Morrison	—		—	—	—

(1)	The estimated present value of the accumulated benefit is based on an applicable discount rate of 8.5%.

(2)	Pursuant to the terms of the SERP, Mr. Jenkins was paid $400,000 thirty days following his retirement from the Company on August 15, 2007 and $200,000 six months following his first payment (which was paid in fiscal 2008). In accordance with the SERP, Mr. Jenkins is scheduled to be paid $600,000 per annum until he has been paid the full amount to which he is entitled under his SERP (an additional $5,400,000).

(3)	The Company entered into this SERP with Mr. Jenkins in August 2000. Mr. Jenkins became fully vested in the maximum SERP benefit on February 1, 2006.

Additional information regarding the SERP can be found above under the heading “Compensation Discussion and Analysis.”

Non-Qualified Deferred Compensation in Fiscal 2007

The Company sponsors the CSK Auto, Inc. Deferred Compensation Plan, an unfunded deferred compensation plan maintained primarily to provide deferred compensation benefits for a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended. The deferred compensation plan permits participants voluntarily to defer up to 50% of their salary and 100% of their annual bonus without regard to the limitations under the Internal Revenue Code of 1986, as amended, applicable to the Company’s tax-qualified plans. The Company may also make matching contributions to a participant’s account under this plan. Deferred amounts and any matching contributions under the deferred compensation plan are 100% vested at all times, and are invested on behalf of the participant in investment vehicles selected from time to time by the administrators of the plan. Benefits are payable at retirement in either a lump sum or installments for up to 12 years. Benefits upon a termination of employment prior to retirement are payable only in a lump sum. As reflected in the following table, only one of the Named Executive Officers participated in the Deferred Compensation Plan in fiscal 2007:

	Executive	Registrant			Aggregate Balance
	Contributions in	Contributions in	Aggregate Earnings	Aggregate	at Fiscal 2007
	Fiscal 2007	Fiscal 2007	in Fiscal 2007	Withdrawals/Distributions	Year-End
Name	($)(1)	($)	($)	($)	($)

Lawrence Mondry	—	—	—	—	—
Maynard Jenkins	—	—	—	—	—
James Constantine	—	—	—	—	—
Steve Korby	—	—	—	—	—
James Riley	—	—	—	—	—
Dale Ward	—	—	—	—	—
Larry Buresh	46,679	—	(3,425)	0	102,366
Randi Morrison	—	—	—	—	—

(1)	Reflects amounts contributed by the NEO to the Deferred Compensation Plan during the covered period. Accordingly, these amounts are also reported as compensation to the NEO in the Summary Compensation Table.

Potential Payments Upon Termination or Change In Control

The following tables illustrate estimated amounts of compensation payable to our current Named Executive Officers in the event of termination of such executive’s employment based on severance and retention arrangements, equity plans, and in the case of Mr. Mondry, his employment agreement in effect at the end of fiscal 2007. See “— Compensation Discussion and Analysis — Employment and post-employment arrangements” for a detailed description of these arrangements. These tables assume a February 1, 2008 termination date, and, where applicable, the closing price of our common stock was $8.98 (as reported on the NYSE on February 1, 2008). Actual compensation paid can only be determined at the time of the executive officer’s departure from the Company. Amounts actually received by Messrs. Jenkins, Riley, and Korby upon their departures from the Company during fiscal 2007 are described below under the heading “Post-Employment Benefits for Messrs. Jenkins, Riley, and Korby.”

Lawrence Mondry

						Involuntary
						Not for Cause
						(by Company)	Involuntary
						or For Good	Termination
					Involuntary	Reason	Following a
	Voluntary				For Cause	(by Executive)	Change in
Executive Payments	Termination	Retirement	Death	Disability	Termination	Termination	Control
Upon Termination	($)	($)	($)	($)	($)	($)	($)

Cash Severance (1)	—	—	—	—	—	1,600,000	3,200,000
Retention Bonus	—	—	—	—	—	—	—
Acceleration of Unvested Equity Awards
Stock Options (2)	—	—	0	0	—	—	0
Restricted Stock/RSUs (2)	—	—	673,500	673,500	—	673,500	673,500
Health and Welfare coverage (3)	—	—	—	—	—	—	—
Tax Gross Up (4)	—	—	—	—	—	—	—
Earned Vacation	127,269	127,269	127,269	127,269	127,269	127,269	127,269
Outplacement Services	—	—	—	—	—	—	—

Total	127,269	127,269	800,769	800,769	127,269	2,400,769	4,000,769

(1)	If the Company had terminated Mr. Mondry without cause or Mr. Mondry terminated his employment for good reason, in each case, other than within the one year period following a change in control and subject to Mr. Mondry’s continued compliance with his non-competition and other covenants to the Company, Mr. Mondry would have received, in addition to the other amounts described in the table above, a severance payment equal to two years of his then base salary, payable in equal monthly installments following his termination of employment. If a change in control of the Company had occurred and the Company terminated Mr. Mondry without cause or Mr. Mondry terminated his employment for any reason (including good reason), in each case within one year after the change in control, then, in addition to the other amounts described in the table above, Mr. Mondry would have been entitled to a severance payment equal to two times the sum of his then base salary and target bonus amount.

(2)	If the Company had terminated Mr. Mondry without cause or Mr. Mondry terminated his employment for good reason, in each case, other than within the one year period following a change in control, any unvested portion of the initial stock option and restricted stock unit awards granted to Mr. Mondry upon the commencement of his employment with the Company would have automatically vested. If a change in control of the Company had occurred (whether or not Mr. Mondry’s employment was terminated), any unvested portion of the initial stock option and restricted stock unit awards granted to Mr. Mondry upon the commencement of his employment with the Company, as well as 50,000 of the 144,847 stock options granted to him on October 20, 2007 would have automatically vested. At fiscal 2007 year end, the exercise price for all of Mr. Mondry’s stock options was above the fair market of our common stock, (as reported on the NYSE on February 1, 2008).

(3)	At fiscal 2007 year end, Mr. Mondry’s employment arrangements did not provide for continued medical benefits following a termination of employment.

(4)	Mr. Mondry’s employment agreement does not provide for any tax gross-up in the event that any payment to be made to Mr. Mondry is subject to the golden parachute excise tax. If the Company determines that on the date of termination or such other relevant time, Mr. Mondry is a “specified employee” (as defined in Section 409A of the IRC) and that any payments to be provided to Mr. Mondry pursuant to the agreement are or may become subject to additional taxes or penalties under Section 409A, then such payments will be delayed until six months after “separation from service” (as defined in Section 409A of the IRC) or such shorter period deemed sufficient by the Company to avoid any additional taxes or penalties under Section 409A.

Fiscal 2008 Amendments to Mr. Mondry’s Employment Agreement

Subsequent to fiscal 2007 year end, in March 2008, the Committee approved amendments to Mr. Mondry’s employment agreement based on the non-management directors’ determination that it was in the Company’s stockholders’ best interests that Mr. Mondry remain keenly focused on his assigned duties and the operations of the business in the context of the uncertainty and potential for distraction associated with the likelihood of a change in control. The amendments provide Mr. Mondry with the following additional benefits:

•	Following the execution of an agreement that, if consummated, would result in a change in control (as defined in the 2004 Stock Plan), Mr. Mondry, who currently resides outside of the Phoenix, Arizona area shall not be required or permitted (at the Company’s expense) to relocate to Phoenix.

•	Continued health coverage (medical, dental and vision) for a period of one year subsequent to the termination of his employment by the Company without cause or by Mr. Mondry for good reason, or termination of his employment by the Company without cause or by Mr. Mondry for any reason (including good reason) within one year after a change in control of the Company. At the time when this health coverage ends, Mr. Mondry will be entitled (at his own election and expense) to COBRA coverage for an additional eighteen months.

•	The relocation benefits and car allowance described in his employment agreement and currently provided to Mr. Mondry thereunder and under CSK Auto, Inc.’s travel and relocation policies (including temporary housing in the Phoenix area, weekly travel between his home in Dallas, Texas and Phoenix and a tax gross-up for any taxable income incurred as a result of such benefits), which were scheduled to expire on June 30, 2008, will be extended until the earlier of the date that is eight months following the consummation of a change in control transaction or thirty days following his termination of employment for any reason.

•	Failure to honor any of the agreements regarding the reimbursement of travel and relocation expenses described above will also be considered “good reason” for Mr. Mondry to terminate employment under his employment agreement.

•	The Company will also reimburse Mr. Mondry for the cost of transporting his family and personal belongings from Phoenix back to his home city following a termination of employment (other than termination of employment for cause).

•	If there is a termination of employment following a change in control and such termination is within one year of Mr. Mondry’s initial hire (June 8, 2007), Mr. Mondry will not be required to repay to the Company any relocation expenses properly incurred or expended and previously reimbursed by the Company.

Senior Management Team (other than Mr. Mondry)

Any payments owed to each of the following individuals upon a termination of employment or a change in control of the Company are based on (1) the severance and retention agreements described above in the “Compensation Discussion and Analysis” under the heading “Employment and Post-Employment Arrangements,” (2) any stock option or restricted stock agreements entered into between the Named Executive Officer and the Company, and (3) in the case of Messrs. Ward and Buresh and Ms. Morrison, any LTIP agreement entered into between the Named Executive Officer and the Company.

Subsequent to fiscal 2007 year end, the Committee approved amendments to each of the senior executive officer’s severance and retention agreements. A narrative discussion of the additional benefits provided by these amendments follows the tabular discussion in this section.

James Constantine

						Involuntary
						Not for Cause
						(by Company)	Involuntary
						or For Good	Termination
					Involuntary	Reason	Following a
	Voluntary				For Cause	(by Executive)	Change in
Executive Payments	Termination	Retirement	Death	Disability	Termination	Termination	Control
Upon Termination	($)	($)	($)	($)	($)	($)	($)

Cash Severance (1)	—	—	—	—	—	576,000	576,000
Retention Bonus (2)	—	—	—	—	—	—	90,000
Acceleration of Unvested Equity Awards
Stock Options (3)	—	—	0	0	—	—	0
Restricted Stock (3)	—	—	224,500	224,500	—	224,500	224,500
Health and Welfare coverage (4)	—	—	—	—	—	20,000	20,000
Tax Gross Up (5)	—	—	—	—	—	—	0
Earned Vacation	42,612	42,612	42,612	42,612	42,612	42,612	42,612
Outplacement Services	—	—	—	—	—	54,000	54,000

Total	42,612	42,612	267,112	267,112	42,612	917,112	1,007,112

(1)	If the Company had terminated Mr. Constantine without cause or Mr. Constantine terminated his employment for good reason, in each case, other than within the one year period following a change in control, or if a change in control of the Company had occurred and the Company terminated Mr. Constantine without cause or Mr. Constantine terminated his employment for good reason, in each case within one year after the change in control, and in all cases subject to Mr. Constantine’s continued compliance with his non-competition and other covenants to the Company, Mr. Constantine would have received, in addition to the other amounts described in the table above, a severance payment equal to 100% of the sum of his then base salary and target bonus (60% of his base salary). These payments would have been made in equal monthly installments over a twelve month period, subject to deferral pursuant to IRC Section 409A.

(2)	Had a change in control occurred and (i) Mr. Constantine remained continuously employed by the Company or its affiliates or the continuing or surviving corporation on a full-time basis through the date that is six months following the change in control date or (ii) Mr. Constantine’s employment with the Company was terminated (a) by the Company without cause or (b) by Mr. Constantine for good reason, in each case before the date that is six months following the change in control date, Mr. Constantine would have received three months of his then current base salary, which would have been paid in a lump sum within 10 days following the date that is six months following the change in control date.

(3)	If the Company had terminated Mr. Constantine without cause or Mr. Constantine terminated his employment for good reason, in each case, other than within the one year period following a change in control, any unvested portion of the initial stock option and restricted stock awards granted to Mr. Constantine following the commencement of his employment with the Company would have automatically vested. If a change in control of the Company had occurred (whether or not Mr. Constantine’s employment was terminated), any unvested portion of the initial stock option and restricted stock awards granted to Mr. Constantine upon the commencement of his employment with the Company would have automatically vested. At fiscal 2007 year end, the exercise price for all of Mr. Constantine’s stock options was above the fair market of our common stock, (as reported on the NYSE on February 1, 2008).

(4)	This figure represents the estimated cost of the continued medical benefits for one year under Mr. Constantine’s severance and retention agreement based on the current premium costs as well as an estimated reimbursement of $8,000 per year of out-of-pocket Exec-U-Care expenses (amounts not to be grossed up for taxes).

(5)	Had Mr. Constantine’s employment terminated at fiscal 2007 year end, he would not have been subject to an excise tax, and thus no gross-up payments would have been payable to Mr. Constantine.

Dale Ward

									Involuntary
									Not for Cause
									(by Company)		Involuntary
									or For Good		Termination
								Involuntary	Reason		Following a
	Voluntary							For Cause	(by Executive)		Change in
Executive Payments	Termination	Retirement		Death		Disability		Termination	Termination		Control
Upon Termination	($)	($)		($)		($)		($)	($)		($)

Cash Severance (1)	—	—		—		—		—	576,800		576,800
Retention Bonus (2)	—	—		—		—		—	—		90,125
Acceleration of Unvested Equity Awards (3)
Stock Options (3)	—	—		0		0		—	—		0
Restricted Stock (3)	—	—		144,282		144,282		—	—		144,282
Health and Welfare coverage (4)	—	—		—		—		—	20,000		20,000
LTIP Units (5)	—	0	(6)	0	(7)	0	(7)	—	0	(8)	0	(9)
Tax Gross Up (10)	—	—		—		—		—	—		0
Earned Vacation	61,801	61,801		61,801		61,801		61,801	61,801		61,801
Outplacement Services	—	—		—		—		—	54,075		54,075

Total	61,801	61,801		206,083		206,083		61,801	712,676		947,083

(1)	If the Company had terminated Mr. Ward without cause or Mr. Ward terminated his employment for good reason, in each case, other than within the one year period following a change in control, or if a change in control of the Company had occurred and the Company terminated Mr. Ward without cause or Mr. Ward terminated his employment for good reason, in each case within one year after the change in control, and in all cases subject to Mr. Ward’s continued compliance with his non-competition and other covenants to the Company, Mr. Ward would have received, in addition to the other amounts described in the table above, a severance payment equal to 100% of the sum of his then base salary and target bonus (60% of base salary). These payments would have been made in equal monthly installments over a twelve month period, subject to deferral pursuant to IRC Section 409A.

(2)	Had a change in control occurred and (i) Mr. Ward remained continuously employed by the Company or its affiliates or the continuing or surviving corporation on a full-time basis through the date that is six months following the change in control date or (ii) Mr. Ward’s employment with the Company was terminated (a) by the Company without cause or (b) by Mr. Ward for good reason, in each case before the date that is six months following the change in control date, Mr. Ward would have received three months of his then current base salary, which would have been paid in a lump sum within 10 days following the date that is six months following the change in control date.

(3)	If the Company had terminated Mr. Ward without cause or Mr. Ward terminated his employment for good reason, in each case, other than within the one year period following a change in control, any unvested portion of the stock option and restricted stock awards granted to Mr. Ward would have automatically vested. If a change in control of the Company had occurred (whether or not Mr. Ward’s employment was terminated), any unvested portion of the stock option and restricted stock awards granted to Mr. Ward would have automatically vested. At fiscal 2007 year end, the exercise price for all of Mr. Ward’s stock options was above the fair market of our common stock, (as reported on the NYSE on February 1, 2008).

(4)	This figure represents the estimated cost of the continued medical benefits for one year under Mr. Ward’s severance and retention agreement based on the current premium costs as well as an estimated reimbursement of $8,000 per year of out-of-pocket Exec-U-Care expenses (amounts not to be grossed up for taxes).

(5)	For each incentive bonus unit vested, the LTIP participant shall be entitled to receive a cash payment from the Company equal to the per share excess amount, if any, by which the average of the per share closing prices of the Company’s common stock on the NYSE over a specified period of time (after release of by the Company of its fiscal year earnings) (the “measuring period”) exceeds $20 per share (which figure is subject to certain adjustments in the event of a change in the Company’s capitalization) the (“LTIP Payment”).

(6)	If Mr. Ward’s employment is terminated by reason of his retirement (as defined in the LTIP) and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Ward will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him pursuant to the LTIP, with such amount determined and paid as if he had not retired but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Ward is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 1, 2008, the total amount payable to Mr. Ward would be $0.

(7)	If Mr. Ward’s employment is terminated due to death or following a disability and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Ward or his estate will be entitled to an LTIP Payment of (1) 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs and (2) 50% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year immediately following the Plan Year in which the termination date occurs, in each case with such amounts determined and paid as if he had not died or become disabled but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Ward is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 1, 2008, the total amount payable to Mr. Ward would be $0.

(8)	If Mr. Ward’s employment is terminated by the Company without cause (as defined in the LTIP) and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Ward will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs, with such amounts determined and paid as if he had remained employed by the Company through the applicable remaining payment date. The amount of cash, if any, that will ultimately be received by Mr. Ward is not known until the end of the measuring period (which, barring a change in control, would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 1, 2008, the total amount payable to Mr. Ward would be $0.

(9)	If Mr. Ward’s employment is terminated following a change in control of the Company (1) by reason of his death, disability or retirement or (2) by reason of a termination of employment by the Company without cause or by Mr. Ward with good reason (cause and good reason being defined in the LTIP), Mr. Ward will be entitled to an immediate cash payment equal to the per share excess, if any, of the per share value of the consideration received by the Company’s common stockholders in a change in control transaction as determined by the Committee in good faith and $20, multiplied by 100% of the aggregate number of incentive bonus units awarded to Mr. Ward and in respect of which Mr. Ward has not yet received payment. Assuming the per share transaction value of the consideration received by the Company’s common stockholders following a change in control of the Company is the same as the stock price on February 1, 2008, the total amount payable to Mr. Ward would be $0.

(10)	Had Mr. Ward’s employment terminated at fiscal 2007 year end, he would not have been subject to an excise tax, and thus no gross-up payments would have been payable to Mr. Ward.

Larry Buresh

									Involuntary
									Not for Cause
									(by Company)		Involuntary
									or For Good		Termination
								Involuntary	Reason		Following a
	Voluntary							For Cause	(by Executive)		Change in
Executive Payments	Termination	Retirement		Death		Disability		Termination	Termination		Control
Upon Termination	($)	($)		($)		($)		($)	($)		($)

Cash Severance (1)	—	—		—		—		—	543,200		543,200
Retention Bonus (2)	—	—		—		—		—	—		84,875
Acceleration of Unvested Equity Awards
Stock Options (3)	—	—		0		0		—	—		0
Restricted Stock (3)	—	—		117,809		117,809		—	—		117,809
Health and Welfare coverage (4)	—	—		—		—		—	14,000		14,000
LTIP Units (5)	—	0	(6)	0	(7)	0	(7)	—	0	(8)	0	(9)
Tax Gross Up (10)	—	—		—		—		—	—		0
Earned Vacation	54,646	54,646		54,646		54,646		54,646	54,646		54,646
Outplacement Services	—	—		—		—		—	50,925		50,925

Total	54,646	54,646		172,455		172,455		54,646	662,771		865,455

(1)	If the Company had terminated Mr. Buresh without cause or Mr. Buresh terminated his employment for good reason, in each case, other than within the one year period following a change in control, or if a change in control of the Company had occurred and the Company terminated Mr. Buresh without cause or Mr. Buresh terminated his employment for good reason, in each case within one year after the change in control, and in all cases subject to Mr. Buresh’s continued compliance with his non-competition and other covenants to the Company, Mr. Buresh would have received, in addition to the other amounts described in the table above, a severance payment equal to 100% of the sum of his then base salary and target bonus (60% of base salary). These payments would have been made in equal monthly installments over a twelve month period, subject to deferral pursuant to IRC Section 409A.

(2)	Had a change in control occurred and (i) Mr. Buresh remained continuously employed by the Company or its affiliates or the continuing or surviving corporation on a full-time basis through the date that is six months following the change in control date or (ii) Mr. Buresh’s employment with the Company was terminated (a) by the Company without cause or (b) by Mr. Buresh for good reason, in each case before the date that is six months following the change in control date, Mr. Buresh would have received three months of his then current base salary, which would have been paid in a lump sum within 10 days following the date that is six months following the change in control date.

(3)	If the Company had terminated Mr. Buresh without cause or Mr. Buresh terminated his employment for good reason, in each case, other than within the one year period following a change in control, any unvested portion of the stock option and restricted stock awards granted to Mr. Buresh would have automatically vested. If a change in control of the Company had occurred (whether or not Mr. Buresh’s employment was terminated), any unvested portion of the stock option and restricted stock awards granted to Mr. Buresh would have automatically vested. At fiscal 2007 year end, the exercise price for all of Mr. Buresh’s stock options was above the fair market of our common stock, (as reported on the NYSE on February 1, 2008).

(4)	This figure represents the estimated cost of the continued medical benefits for one year under Mr. Buresh’s severance and retention agreement based on the current premium costs as well as an estimated reimbursement of $8,000 per year of out-of-pocket Exec-U-Care expenses (amounts not to be grossed up for taxes).

(5)	For each incentive bonus unit vested, the LTIP participant shall be entitled to receive the LTIP Payment (as defined above).

(6)	If Mr. Buresh’s employment is terminated by reason of his retirement (as defined in the LTIP) and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Buresh will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him pursuant to the LTIP, with such amount determined and paid as if he had not retired but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Buresh is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 1, 2008, the total amount payable to Mr. Buresh would be $0.

(7)	If Mr. Buresh’s employment is terminated due to death or following a disability and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Buresh or his estate will be entitled to an LTIP Payment of (1) 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs and (2) 50% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year immediately following the Plan Year in which the termination date occurs, in each case with such amounts determined and paid as if he had not died or become disabled but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Mr. Buresh is not known until the end of the measuring period (which, barring a change in control, would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 1, 2008, the total amount payable to Mr. Buresh would be $0.

(8)	If Mr. Buresh’s employment is terminated by the Company without cause (as defined in the LTIP) and the termination date occurs prior to the occurrence of a change in control of the Company, Mr. Buresh will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to him with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs, with such amounts determined and paid as if he had remained employed by the Company through the applicable remaining payment date. The amount of cash, if any, that will ultimately be received by Mr. Buresh is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 1, 2008, the total amount payable to Mr. Buresh would be $0.

(9)	If Mr. Buresh’s employment is terminated following a change in control of the Company (1) by reason of his death, disability or retirement or (2) by reason of a termination of employment by the Company without cause or by Mr. Buresh with good reason (cause and good reason being defined in the LTIP), Mr. Buresh will be entitled to an immediate cash payment equal to the per share excess, if any, of the per share value of the consideration received by the Company’s common stockholders in a change in control transaction as determined by the Committee in good faith and $20, multiplied by 100% of the aggregate number of incentive bonus units awarded to Mr. Buresh and in respect of which Mr. Buresh has not yet received payment. Assuming the per share transaction value of the consideration received by the Company’s common stockholders following a change in control of the Company is the same as the stock price on February 1, 2008, the total amount payable to Mr. Buresh would be $0.

(10)	Had Mr. Buresh’s employment terminated at fiscal 2007 year end, he would not have been subject to an excise tax, and thus no gross-up payments would have been payable to Mr. Buresh.

Randi Morrison

									Involuntary
									Not for Cause
									(by Company)		Involuntary
									or For Good		Termination
								Involuntary	Reason		Following a
	Voluntary							For Cause	(by Executive)		Change in
Executive Payments	Termination	Retirement		Death		Disability		Termination	Termination		Control
Upon Termination	($)	($)		($)		($)		($)	($)		($)

Cash Severance (1)	—	—		—		—		—	412,000		412,000
Retention Bonus (2)	—	—		—		—		—	—		64,375
Acceleration of Unvested Equity Awards
Stock Options (3)	—	—		0		0		—	—		0
Restricted Stock (3)	—	—		82,805		82,805		—	—		82,805
Health and Welfare coverage (4)	—	—		—		—		—	10,000		10,000
LTIP Units (5)	—	0	(6)	0	(7)	0	(7)	—	0	(8)	0	(9)
Tax Gross Up (10)	—	—		—		—		—	—		0
Earned Vacation	34,255	34,255		34,255		34,255		34,255	34,255		34,255
Outplacement Services	—	—		—		—		—	38,625		38,625

Total	34,255	34,255		117,060		117,060		34,255	494,880		642,060

(1)	If the Company had terminated Ms. Morrison without cause or Ms. Morrison terminated her employment for good reason, in each case, other than within the one year period following a change in control, or if a change in control of the Company had occurred and the Company terminated Ms. Morrison without cause or Ms. Morrison terminated her employment for including good reason, in each case within one year after the change in control, and in all cases subject to Ms. Morrison’s continued compliance with her non-competition and other covenants to the Company, Ms. Morrison would have received, in addition to the other amounts described in the table above, a severance payment equal to 100% of the sum of her then base salary and target bonus (60% of base salary). These payments would have been made in equal monthly installments over a twelve month period, subject to deferral pursuant to IRC Section 409A.

(2)	Had a change in control occurred and (i) Ms. Morrison remained continuously employed by the Company or its affiliates or the continuing or surviving corporation on a full-time basis through the date that is six months following the change in control date or (ii) Ms. Morrison’s employment with the Company was terminated (a) by the Company without cause or (b) by Ms. Morrison for good reason, in each case before the date that is six months following the change in control date, Ms. Morrison would have received three months of her then current base salary, which would have been paid in a lump sum within 10 days following the date that is six months following the change in control date.

(3)	If the Company had terminated Ms. Morrison without cause or Ms. Morrison terminated her employment for good reason, in each case, other than within the one year period following a change in control, any unvested portion of the stock option and restricted stock awards granted to Ms. Morrison would have automatically vested. If a change in control of the Company had occurred (whether or not Ms. Morrison’s employment was terminated), any unvested portion of the stock option and restricted stock awards granted to Ms. Morrison would have automatically vested. At fiscal 2007 year end, the exercise price for all of Ms. Morrison’s stock options was above the fair market of our common stock, (as reported on the NYSE on February 1, 2008).

(4)	This figure represents the estimated cost of the continued medical benefits for one year under Ms. Morrison’s severance and retention agreement based on the current premium costs as well as an estimated reimbursement of $8,000 per year of out-of-pocket Exec-U-Care expenses (amounts not to be grossed up for taxes).

(5)	For each incentive bonus unit vested, the LTIP participant shall be entitled to receive the LTIP Payment (as defined above).

(6)	If Ms. Morrison’s employment is terminated by reason of her retirement (as defined in the LTIP) and the termination date occurs prior to the occurrence of a change in control of the Company, Ms. Morrison will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to her pursuant to the LTIP, with such amount determined and paid as if she had not retired but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Ms. Morrison is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 1, 2008, the total amount payable to Ms. Morrison would be $0.

(7)	If Ms. Morrison’s employment is terminated due to death or following a disability and the termination date occurs prior to the occurrence of a change in control of the Company, Ms. Morrison or her estate will be entitled to an LTIP Payment of (1) 100% of the amount, if any, that would have otherwise been payable to her with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs and (2) 50% of the amount, if any, that would have otherwise been payable to her with respect to the Plan Year immediately following the Plan Year in which the termination date occurs, in each case with such amounts determined and paid as if she had not died or become disabled but had remained employed by the Company through each of the then remaining payment dates. The amount of cash, if any, that will ultimately be received by Ms. Morrison is not known until the end of the measuring period (which, barring a change in control, would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 1, 2008, the total amount payable to Ms. Morrison would be $0.

(8)	If Ms. Morrison’s employment is terminated by the Company without cause (as defined in the LTIP) and the termination date occurs prior to the occurrence of a change in control of the Company, Ms. Morrison will be entitled to an LTIP Payment of 100% of the amount, if any, that would have otherwise been payable to her with respect to the Plan Year (as defined in the LTIP) in which the termination date occurs, with such amounts determined and paid as if she had remained employed by the Company through the applicable remaining payment date. The amount of cash, if any, that will ultimately be received by Ms. Morrison is not known until the end of the measuring period (which, barring a change in control would be April 30 of 2007, 2008, 2009 and 2010). Assuming the stock price remains the same as the price on February 1, 2008, the total amount payable to Ms. Morrison would be $0.

(9)	If Ms. Morrison’s employment is terminated following a change in control of the Company (1) by reason of her death, disability or retirement or (2) by reason of a termination of employment by the Company without cause or by Ms. Morrison with good reason (cause and good reason being defined in the LTIP), Ms. Morrison will be entitled to an immediate cash payment equal to the per share excess, if any, of the per share value of the consideration received by the Company’s common stockholders in a change in control transaction as determined by the Committee in good faith and $20, multiplied by 100% of the aggregate number of incentive bonus units awarded to Ms. Morrison and in respect of which Ms. Morrison has not yet received payment. Assuming the per share transaction value of the consideration received by the Company’s common stockholders following a change in control of the Company is the same as the stock price on February 1, 2008, the total amount payable to Ms. Morrison would be $0.

(10)	Had Ms. Morrison’s employment terminated at fiscal 2007 year end, she would not have been subject to an excise tax, and thus no gross-up payments would have been payable to Ms. Morrison.

Fiscal 2008 Amendments to the Named Executive Officers’ Severance and Retention Agreements

Subsequent to fiscal 2007 year end, in March 2008, the Committee approved amendments to the severance and retention agreements between the Company and each member of our senior management team, including all of the Named Executive Officers currently employed with the Company (except for Mr. Mondry who has an employment agreement with the Company). The Committee approved these arrangements at that time based on the non-management directors’ determination that it was in the Company’s stockholders’ best interests that senior management participate in a positive manner in the strategic review process then underway that resulted in the planned merger with O’Reilly (described in the Original Annual Report in Item 1, “Business,” under the caption “Merger Agreement”) and remain keenly focused on the business pending completion of that process, and potentially well beyond that time should the Company remain independent. These amendments provide the executives with the following additional benefits:

•	In the event that a change of control (as defined under the agreements) is consummated during fiscal 2008 and the executive officer either remains employed by the Company for a period of six months following the change of control or suffers a termination of employment by the Company without cause (as defined under the agreements) or by the executive for good reason (as defined under the agreements), (i) if the executive’s employment terminates prior to the end of fiscal 2008, the executive will be entitled to a pro-rata annual bonus (paid at the target bonus level), with such pro-ration based on the greater of the actual number of months the executive was employed during fiscal 2008 or the number of months between February 4, 2008 and the six month anniversary of the closing date of the change of control transaction or (ii) if the executive remains employed by the Company through the end of fiscal 2008, the executive will be entitled to an annual bonus for 2008 equal to the executive’s target bonus for the year (equal to 60% of the executive’s base salary in effect at the end of fiscal 2008).

•	For each executive officer other than Mr. Mondry (whose employment agreement already included a similar benefit), the severance benefits ordinarily payable under the agreements upon a termination of employment by the Company without cause or by the executive for good reason following a change of control will also become payable if the applicable executive resigns for any reason during the thirty-day period commencing on the six-month anniversary of the change of control.

•	The definition of “good reason” was amended to provide that if the Company breaches the provisions of the letter agreements dated March 31, 2008, between the Company and each of certain executive officers (including some of our Named Executive Officers) regarding the executive’s commuting arrangements and related agreement by the Company to pay or reimburse the executive for travel, living and/or relocation expenses as set forth therein, such executive shall have good reason to terminate his or her employment.

•	Severance benefits now also include (i) eighteen months of COBRA benefits (at executive’s election and expense) after the twelve months of prepaid healthcare benefits expires, (ii) lump sum payout of the executive’s fiscal 2008 Cash In Lieu incentive award (equal to 85% of Senior Vice Presidents’ base salaries or 100% of Executive Vice Presidents’ base salaries), (iii) reimbursement for properly incurred business expenses (including, but not limited to, expenses incurred pursuant to the Letter Agreement dated March 31, 2008), (iv) retention for personal use following termination of employment the cell phone and/or PDA provided to the executive by the Company, and (v) no repayment required by the executive of any relocation expenses if the executive terminates employment within one year of hire date (under the Company’s relocation policy, the executive would have had to reimburse the Company for relocation expenses if he or she voluntarily terminates employment within one year of hire date).

Post-Employment Benefits for Messrs. Jenkins, Riley and Korby

On August 15, 2007, Mr. Jenkins, our former Chairman and Chief Executive Officer, retired from the Company. In connection with his retirement, in August 2007, Mr. Jenkins was paid a lump sum of $158,548, representing the equivalent of 355.8 hours of accrued and unused vacation, and a lump sum of $900,000, representing his succession bonus (pursuant to his employment agreement with the Company, which is described above in the “Compensation Discussion and Analysis” section under the heading “Employment and Post-Employment Arrangements”). Also, pursuant to the terms of his SERP with the Company, Mr. Jenkins was paid an installment payment of $400,000 in September 2007 (on the first scheduled pay date following one month after his retirement date). Another $200,000 installment payment was paid six months following the first installment payment in March 2008. Mr. Jenkins is entitled to receive a payment of $600,000 per year beginning in September 2008 and ending in September 2016. From and after the date of his resignation, Mr. Jenkins also continued to receive executive health/medical benefits and will continue to receive such executive health/medical benefits through September 2016. Because Mr. Jenkins retired after the age of 65 and had at least 10 years of service with the Company, all of Mr. Jenkins’ then unvested stock options (80,808) vested upon his retirement pursuant to the 2004 Stock Plan.

On June 28, 2007, Mr. Riley, our former Senior Vice President and Chief Financial Officer, resigned from the Company to accept a position as Chief Financial Officer with a company in his home state of Ohio. In connection with his resignation, in July 2007, Mr. Riley was paid a lump sum of $65,860, representing the equivalent of 403.5 hours of accrued and unused vacation. Mr. Riley forfeited 56,914 unvested stock options, 8,399 shares of restricted stock and all of the incentive bonus units granted to him under the 2005 LTIP Plan.

Following the hiring of our current Chief Executive Officer in November 2007, Mr. Korby’s Interim Executive Services Agreement was terminated effective December 25, 2007. In connection with Mr. Korby’s departure, in January 2008, Mr. Korby was paid a lump sum of $26,654, representing the equivalent of 92.4 hours of accrued and unused vacation.

Compensation of Directors

Outside Director Compensation Policy

Pursuant to our Outside Director Compensation Policy, as amended, our outside directors are paid an annual cash stipend of $50,000 (“annual stipend”). This Policy also provides for (i) an annual award of options to purchase 10,000 shares of our common stock at the close of business on the date of each annual meeting of stockholders, with an exercise price equal to the fair market value at the close of trading on the grant date (such options being granted pursuant to the 2004 Stock Plan adopted by our stockholders in June 2004); (ii) payment of fees of $1,500 plus reimbursement of reasonable expenses for each regular Board of Directors meeting attended in person or telephonically, $1,500 plus reimbursement of reasonable expenses for attendance in person at any committee meeting or special Board meeting that is not held in conjunction with a regular Board meeting, and $500 for each committee meeting or special Board meeting attended telephonically (such amount was increased in fiscal 2008 to $1,250 for each such committee or special Board meeting attended telephonically); and (iii) payment of annual fees of $15,000, $7,500 and $7,500 to the chairpersons of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, respectively.

In fiscal 2007, the Board appointed its then-lead director, Charles Marquis, as its non-executive Chairman of the Board, following the retirement of Mr. Jenkins. Following this appointment, the disinterested directors approved an annual stipend of $36,000 for the non-management Chairman of the Board position (in addition to the annual stipend, committee fees and any other meeting fees that the non-management Chairman receives). As described below, Mr. Marquis received a pro-rated stipend for his service as the Chairman during fiscal 2007.

Fiscal 2007 Non-Employee Director Compensation Table

The following table summarizes the compensation provided by the Company to the Non-Employee Directors for fiscal year ended February 3, 2008:

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	($)(1)	($)	($)(2)	($)	($)

James G. Bazlen (3)	20,000	—	60,082	51,200	131,282
Morton Godlas	71,500	—	60,082	—	131,582
Terilyn A. Henderson (4)	78,375	—	60,082	—	138,457
Charles K. Marquis (4)	104,500	—	60,082	—	164,582
Charles J. Philippin (5)	93,000	—	60,082	—	153,082
William A. Shutzer	70,500	—	60,082	—	130,582

(1)	Pursuant to our Outside Director Compensation Policy described above, Non-Employee Directors are also eligible for reimbursement of reasonable expenses (e.g., travel expenses) incurred in connection with attendance at Board and/or Committee meetings. Expense amounts reimbursed are not included in the table above.

(2)	The amounts included in the “Option Awards” column are the amounts of compensation cost recognized by the Company in fiscal 2007 related to stock option awards that have not yet vested, in accordance with SFAS No. 123(R). Non-management director stock option grants become fully vested on the first anniversary of the grant date (subject to earlier acceleration in some circumstances, such as in the event of a change in control of the Company) and expire seven years from the grant date.

The exercise price for all option awards shown is the average of the high and low prices of the Company’s common stock on the date of grant. For a discussion of valuation assumptions, see Note 2 “Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements included in the Original Annual Report under the subheading “Stock Options.” The grant date fair value of the stock options underlying the expense shown in this column is as follows (for each director): (1) $63,522 for the 10,000 options granted November 30, 2006 and (2) $33,848 for the 10,000 options granted November 8, 2007.

(3)	As discussed in Item 13 below under the caption “Certain Relationships and Related Transactions,” Mr. Bazlen, formerly our President and Chief Operating Officer and currently a member of our Board of Directors, has an employment agreement with the Company that provides for payment of all compensation and reimbursement of expenses provided to outside directors under the Outside Director Compensation Policy except for the Annual Stipend, as well as payment of an annual base salary (equal to the Annual Stipend) and certain benefits. Amounts included in the “All Other Compensation” column for Mr. Bazlen include his annual base salary as well as Company matching contributions to his 401(k) Plan.

(4)	Mr. Marquis was Chair of the Compensation Committee during fiscal 2007, and Chair of the Nominating and Corporate Governance Committee during fiscal 2007 until September 10, 2007, at which time Terilyn Henderson was designated Chair of the Nominating and Corporate Governance Committee.

(5)	Mr. Philippin was the Chair for the Audit Committee during fiscal 2007.

Directors’ Outstanding Equity Awards at Fiscal 2007 Year End

The following table includes certain information concerning non-management directors’ outstanding equity awards as of February 3, 2008:

Outstanding
Stock
Options
Name	(#)(1)

James Bazlen(2)	91,000
Morton Godlas	40,000
Terilyn Henderson	40,000
Charles Marquis	40,000
Charles Philippin	40,000
William Shutzer	40,000

(1)	For each director, all options are fully vested and exercisable with the exception of 10,000 options awarded to each director during fiscal 2007. Those options will become fully vested and exercisable on November 8, 2008, unless earlier vested pursuant to the terms of the 2004 Stock Plan.

(2)	Outstanding stock options for Mr. Bazlen consist of 51,000 options awarded to him while he was the President and Chief Operating Officer of the Company and 40,000 options awarded to him since 2004 as a member of our Board of Directors, after his retirement as President and COO.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning beneficial ownership of our common stock as of May 22, 2008 (the “Ownership Date”) (except as indicated below), by (1) each person we know to be a beneficial owner of more than 5% of our outstanding common stock, (2) each director of the Company who could be deemed to be the beneficial owner of shares of our common stock, (3) our Chief Executive Officer and our Named Executive Officers who could be deemed to be the beneficial owner of shares of our common stock, and (4) all directors and executive officers of the Company as a group. The number of shares and total voting power shown include shares that these persons had a right to acquire within 60 days after the Ownership Date through the exercise of stock options and vested shares they hold in the Company’s 401(k) Plan.

	Number of	Total Voting
Name	Shares	Power (%)*

OppenheimerFunds, Inc. (1)	5,363,917	12.00
Akre Capital Management, LLC (2)	4,418,020	10.00
GAMCO Asset Management and affiliated funds (3)	4,177,769	9.48
Robert S. Pitts, Jr. and affiliated funds (4)	2,910,000	6.62
Brencourt Advisors, LLC (5)	2,545,988	5.78
Friedman, Billings, Ramsey Group, Inc. (6)	2,496,769	5.67
GLG Partners LP (7)	2,274,776	5.17
James Bazlen (8)(9)	342,857	**
Morton Godlas (9)(10)	38,521	**
Terilyn A. Henderson (9)	31,012	**
Charles K. Marquis (9)	80,000	**
Charles J. Philippin (9)	45,601	**
William A. Shutzer (9)(11)	43,671	**
Lawrence Mondry (9)(12)	264,899	**
Larry Buresh (9)(12)	185,738	**
James Constantine (12)	25,000	**
Randi Morrison (9)(12)	46,832	**
Dale Ward (9)(12)	111,322	**
Maynard Jenkins (9)(13)(14)	449,697	**
James B. Riley (15)	11,442	**
All directors and executive officers as a group (16 persons) (8)-(12)	1,414,450	3.21

*	As of the Ownership Date, 44,036,813 shares of common stock were issued and outstanding.

**	Less than 1%.

(1)	OppenheimerFunds, Inc. (“OFI”) is an investment adviser and manager of Oppenheimer Capital Income Fund (“OCIF”), a registered investment company. OFI has beneficial ownership of 5,363,317 shares and OCIF has beneficial ownership of 5,362,917 shares. OFI has shared voting and dispositive power with respect to 5,363,317 shares and OCIF has shared voting and dispositive power with respect to 5,362,917 shares. The business address for OFI is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, New York 10281-1008. The business address for OCIF is 6803 S. Tucson Way, Centennial, Colorado 80112. The information with respect to OFI and OCIF is as of December 31, 2007, and was obtained from the Schedule 13G/A filed with the SEC on their behalf on February 4, 2008.

(2)	Charles T. Akre, Jr. and Akre Capital Management, LLC, an investment advisor, beneficially own 4,418,020 shares of our common stock and have shared voting and dispositive power with respect to all of these shares. The business address of each of the reporting entities is 2 West Marshall Street, P.O. Box 998,

Middleburg, VA 20118. The foregoing information is as of January 15, 2008 and was obtained from the Schedule 13G filed with the SEC on their behalf on January 18, 2008.

(3)	Gabelli Funds, LLC (“GF”) is a wholly-owned subsidiary of GAMCO Investors, Inc. (“GII”) and is a registered investment adviser. GAMCO Asset Management, Inc. (“GAM”) is a wholly-owned subsidiary of GII and is a registered investment adviser. Gabelli Securities, Inc. (“GSI”) is a majority-owned subsidiary of GII and is a registered investment adviser. MJG Associates, Inc. (“MJG”) provides advisory services to private investment partnerships and offshore funds. Mario Gabelli directly or indirectly controls or acts as chief investment advisor for each of the entities named above. GF has the sole power to vote and dispose of 780,300 shares of our common stock. GAM has the sole power to vote 3,127,269 shares of our common stock and the sole power to dispose 3,207,269 shares of our common stock. GSI has the sole power to vote and dispose of 178,200 shares of our common stock. MJG has the sole power to vote and dispose of 12,000 shares of our common stock. The business address of GF, GAM, and GSI is One Corporate Center, Rye, New York 10580. The business address of MJG is 140 Greenwich Avenue, Greenwich, CT 06830. The foregoing information is as of May 9, 2008 and was obtained from the Schedule 13D/A filed with the SEC on their behalf on May 12, 2008.

(4)	Robert S. Pitts, Jr. (“Mr. Pitts”) is the managing member of Steadfast Capital Management LLC (“Management”) and Steadfast Advisors LLC (“Advisors”) and has shared voting and dispositive power with respect to 2,910,000 shares of our common stock. Mr. Pitts and Management have shared voting and dispositive power with respect to 2,506,542 shares of our common stock. Advisors has shared power with Mr. Pitts and Steadfast Capital, L.P. to vote or dispose of the 403,458 shares of our common stock held by Steadfast Capital, L.P. Management has the shared power with Mr. Pitts and American Steadfast, L.P. to vote or dispose of the 834,458 shares of our common stock held by American Steadfast, L.P. Management has the shared power with Mr. Pitts and Steadfast International Ltd. (“International”) to vote or dispose of the 1,672,084 shares of our common stock held by Steadfast International Ltd. Collectively, the reporting entities own 2,910,000 shares of our common stock. The business address for each reporting entity, except International, is 767 Fifth Avenue, 6th Floor, New York, New York 10153. The business address for International is c/o Appleby Corporate Services (Cayman) Limited, P.O. Box 1350 GT, George Town, Grand Cayman, Cayman Islands. The foregoing information is as of December 31, 2007 and was obtained from the Schedule 13G/A filed with the SEC on their behalf on February 6, 2008.

(5)	Brencourt Advisors, LLC, an investment advisor, has the sole power to vote, and to dispose or direct the disposition of 2,545,988 shares of our common stock. The business address for Brencourt Advisors, LLC is 600 Lexington Avenue, 8th Floor, New York, NY 10022. The foregoing information is as of February 14, 2008 and was obtained from the Schedule 13G filed with the SEC on its behalf on February 22, 2008.

(6)	Each of Friedman, Billings, Ramsey Group, Inc. (“FBR Group”), FBR TRS Holdings, Inc., FBR Capital Markets Corporation, FBR Asset Management Holdings Inc., and FBR Fund Advisers, Inc. has shared voting and dispositive power with respect to all 2,496,769 shares of our common stock. FBR Group is an SEC reporting company and its common stock is traded on the New York Stock Exchange under the symbol FBR. The business address of each of the reporting entities is 1001 Nineteenth Street North, Arlington, VA 22209. The foregoing information is as of January 31, 2008 and was obtained from the Schedule 13G filed with the SEC on their behalf on February 11, 2008.

(7)	GLG Partners Limited (the “General Partner”) is the general partner of GLG Partners LP. (the “Investment Manager”). On November 2, 2007, the General Partner, the Investment Manager and certain additional entities were directly or indirectly acquired by GLG Partners, Inc. (the “Parent Company”) (formerly named Freedom Acquisition Holdings, Inc.), which is an SEC reporting company and has common stock listed on the New York Stock Exchange. Each of Noam Gottesman, Pierre Lagrange, and Emmanuel Roman is a managing director of the General Partner (the “Managing Directors”). Each of the General Partner, the Investment Manager and the Parent Company has shared voting and dispositive power with respect to all 2,274,776 shares of our common stock. The business address of the Parent Company is 390 Park Avenue, 20th Floor, New York, NY 10022. The business address of each of the other reporting entities is c/o GLG Partners LP, 1 Curzon Street, London W1J BHB, United Kingdom. The information with respect to the General Partner, GLG Partners LP and the Managing Directors is as of December 31, 2007 and was obtained from the Schedule 13G/A filed with the SEC on their behalf on February 14, 2008.

(8)	Includes 259,857 shares of common stock held by a revocable family trust and 2,000 shares of common stock owned by Mr. Bazlen’s children.

(9)	Includes the following shares of our common stock that the following individuals have the right to acquire within 60 days after May 22, 2008, through the exercise of options: James Bazlen (81,000); Morton Godlas (30,000); Terilyn A. Henderson (30,000); Charles K. Marquis (30,000); Charles J. Philippin (30,000); William A. Shutzer (30,000); Lawrence Mondry (100,000); Larry Buresh (131,528); Randi Morrison (33,114); Dale Ward (86,315); Maynard Jenkins (374,635); and all current directors and executive officers as a group (707,599). Upon departure from the Company, all unvested stock options are forfeited.

(10)	Consists of 8,521 shares of common stock held in a revocable family trust.

(11)	Includes 2,000 shares of common stock held by a Defined Benefit Plan.

(12)	Includes shares of restricted stock (or in the case of Mr. Mondry’s initial hire grant, restricted stock units) awarded to our executive officers, net of a portion of the restricted stock that has already vested as well as shares that were surrendered back to the Company to satisfy tax obligations arising from these vestings (total net shares as of May 22, 2008 are shown in parentheses after each named individual): Lawrence Mondry (164,899); James Constantine (25,000); Larry Buresh (13,119); Randi Morrison (9,221); Dale Ward (16,067); and all executive officers as a group (285,210). Such shares vest as to 33 1/3% on each of the first, second and third year anniversaries of the grant date and confer the holders with the entire beneficial ownership interest in, and all rights and privileges of a stockholder as to, such restricted shares, including voting rights. Upon departure from the Company, all unvested shares of restricted stock are forfeited.

(13)	Includes 23,600 shares of common stock held in revocable family trusts.

(14)	As discussed in Item 1, “Business” in the Original Annual Report under the caption “Information About Our Executive Officers” in August 2007, Mr. Jenkins retired from the Company. The number of shares owned by Mr. Jenkins is as of August 15, 2007.

(15)	As discussed in Item 1, “Business” in the Original Annual Report under the caption “Information About Our Executive Officers” in June 2007, Mr. Riley resigned from the Company. The number of shares owned by Mr. Riley is as of June 30, 2007.

Equity Compensation Plan Information

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans approved by security holders	3,742,413	$13.17	2,082,184
Equity compensation plans not approved by security holders(2)	375,000	$18.66	—

Total	4,117,413	$13.67	2,082,184

(1)	Excludes the securities to be issued upon exercise of outstanding options, warrants and rights. Availability for future issuance under our 2004 Stock Plan has been reduced based on previously issued restricted stock awards weighted as set forth in such plan.

(2)	Consists of stock options and restricted stock units awarded to our Chief Executive Officer, Mr. Mondry, under the terms of his employment agreement approved by the Board of Directors effective June 13, 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Company has a written policy and has established procedures regarding approval of transactions between the Company and any employee, officer, director and certain immediate family members and other related persons including those required to be reported under Item 404(a) of Regulation S-K. Under this policy, the Nominating and Corporate Governance Committee or the Committee’s authorized delegate (which, for purposes of this policy, is the

Chairman of the Committee) must approve any transaction between the Company and any related party. In determining whether to approve a related party transaction, the Committee considers all relevant factors, including but not limited to the benefits to the Company, the impact on a director’s independence, the availability of comparable products or services, the terms of the transaction, the terms available to unrelated third parties or to employees generally, and whether the transaction is, overall, inconsistent with the best interests of the Company. If a member of the Committee, or any of his or her immediate family members, is a party to any proposed transaction, the Committee member shall not participate in any review, consideration or approval of the related party transaction. The Company did not have any related party transactions in fiscal 2007.

Director Independence

Our Governance Guidelines provide that the Board will meet the criteria for independence as established by the NYSE. In addition, the Board considers transactions and relationships between each director and any member of his or her immediate family and the Company and its affiliates and subsidiaries, to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent. Pursuant to the NYSE Listing Standards, and based on its review of director independence (considering relationships between each of the directors and their immediate family members and the Company, both in the aggregate and individually), the Board has determined that a majority of the Company’s directors, specifically Ms. Henderson and Messrs. Godlas, Marquis, Philippin and Shutzer, are “independent directors.” In so doing, the Board determined that each of these individuals meets the “bright line” independence standards of the NYSE. In addition, the Board determined that all of the members of the Audit Committee are independent as that term is defined in the applicable NYSE listing standards and in SEC Rule 10A-3.

Upon his retirement as President and Chief Operating Officer of the Company in April 2000, the Company entered into an employment agreement with Mr. Bazlen, a member of our Board of Directors, for the performance of specific projects for the Company, as designated by the Chief Executive Officer or President, for an annual base salary ($50,000 since April 2005) and continued payment of certain medical, dental, insurance, 401(k) and other benefits. This agreement is terminable by either party upon written notice. In connection with his membership on our Board of Directors, Mr. Bazlen receives all compensation (including annual grants of stock options, but excluding the Annual Stipend), that is provided to our outside directors under the Outside Director Compensation Policy described in Item 11, “Executive Compensation,” above under the caption “Compensation of Directors — Outside Director Compensation Policy”.

The Board of Directors had previously determined not to characterize Mr. Shutzer as “independent” pursuant to the NYSE Listing Standards because they determined that Mr. Shutzer, or a company by which he is employed, may provide investment banking or other financial advisory services to the Company in the future. Since joining Evercore Partners (together with its affiliates and/or subsidiaries, “Evercore”) as a Senior Managing Partner in April 2004, the Company has entered into two agreements with Evercore for financial advisory services, both of which were prior to fiscal 2007. In November 2007, pursuant to the NYSE Listing Standards, and based on its review of director independence, the disinterested directors of the Board determined to characterize Mr. Shutzer as an independent director based on the determination that Mr. Shutzer, or a company by which he is employed, would no longer provide investment banking or other financial services to the Company in the foreseeable future.

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

The Company incurred the following fees for services performed by PricewaterhouseCoopers LLP for fiscal 2007 and fiscal 2006:

	2007	2006

Audit Fees(1)	$5,329,387	$1,614,160
Audit-Related Fees(2)	495,105	14,057
Tax Fees(3)	345,040	776,821
All Other Fees(4)	—	—

	$6,169,532	$2,405,038

(1)	The audit fees reported for fiscal 2007 are substantially higher than fiscal 2006 because the amount for fiscal 2007 includes (i) $935,804 related to the completion of our Annual Report on Form 10-K for fiscal 2006, which was filed on July 9, 2007 and amended on August 15, 2007; (ii) $458,489 for reviews of Quarterly Reports on Form 10-Q for fiscal 2006, which were also filed on August 15, 2007; (iii) $1,006,764 for reviews of Quarterly Reports on Form 10-Q for fiscal 2007; and (iv) $2,928,330 for the integrated audit for fiscal 2007. The audit fees reported for fiscal 2006 includes amounts billed through June 15, 2007 for the integrated audit for fiscal 2006 and include $364,160 related to completion of our Annual Report on Form 10-K for fiscal 2005, which was filed on May 1, 2007.

(2)	The audit related fees for fiscal 2007 were primarily for professional services rendered relative to the Company’s then-proposed merger agreement with O’Reilly (executed April 1, 2008), a review of responses to SEC staff comment letters, and audit services relative to certain of the Company’s employee benefit plans. The audit-related fees for fiscal 2006 were primarily for professional services rendered relating to a review of a response to a SEC staff comment letter.

(3)	Tax fees for fiscal 2007 and 2006, respectively, were for services related to tax compliance (including reviewing tax returns) and tax advice. For fiscal 2007, fees for tax compliance totaled $233,940 and fees for tax advice totaled $111,100. For fiscal 2006, fees for tax compliance totaled $175,744 and fees for tax advice totaled $601,077.

(4)	There were no fees billed to the Company during fiscal 2007 or 2006 for services other than those described above.

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

(a)(1) The following consolidated financial statements of CSK Auto Corporation are included in Item 8, “Financial Statements and Supplementary Data” of the Original Annual Report.

Consolidated Statements of Operations — Fiscal Years Ended February 3, 2008, February 4, 2007 and January 29, 2006
Consolidated Balance Sheets — February 3, 2008 and February 4, 2007
Consolidated Statements of Cash Flows — Fiscal Years Ended February 3, 2008, February 4, 2007 and January 29, 2006
Consolidated Statements of Stockholders’ Equity — Fiscal Years Ended February 3, 2008, February 4, 2007 and January 29, 2006
Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedules of CSK Auto Corporation for the three years ended February 3, 2008 are included in the Original Annual Report, as required by Item 14(d): Schedule I Financial Information of the Registrant and Schedule II Valuation and Qualifying Accounts. Other schedules have been omitted because information is not required or otherwise is included in the Notes to Consolidated Financial Statements.

(a)(3) and (b) Exhibits:

The Exhibit Index included at the end of this Form 10-K/A is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of June, 2008.

CSK AUTO CORPORATION

By:	/s/ Lawrence N. Mondry
Lawrence N. Mondry
President and Chief Executive Officer

By:	/s/ James D. Constantine
James D. Constantine
Executive Vice President of Finance and
Chief Financial Officer

Exhibit Index

Exhibit
Number		Description of Exhibits

31	.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.