Form 10-Q
period 2008-05-04
CSK AUTO CORP
filed 2008-06-13
CIK 1051848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐     No  ☑
As of June 6, 2008, there were 44,036,813 shares of our common stock outstanding.

     As used herein, the terms “CSK,” “CSK Auto,” “the Company,” “we,” “us,” and “our” refer to CSK Auto Corporation and its subsidiaries, including its operating subsidiary, CSK Auto, Inc., and its subsidiary, CSKAUTO.COM, Inc. The term “Auto” as used herein refers to our operating subsidiary, CSK Auto, Inc., and its subsidiary, CSKAUTO.COM, Inc.
     You may obtain, free of charge, copies of this Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2008 (this “Quarterly Report”) as well as our Annual Report on Form 10-K for the fiscal year ended February 3, 2008, as amended by the filing of Form 10-K/A on June 2, 2008 (the “2007 10-K”), and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such reports have been filed or furnished by accessing our website at www.cskauto.com, then clicking “Investors.” Information contained on our website is not part of this Quarterly Report.
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
     We believe that it is important to communicate our future expectations to our investors. However, forward-looking statements are subject to risks, uncertainties and assumptions often beyond our control, including, but not limited to, competitive pressures, the overall condition of the national and regional economies, factors affecting import of products, factors impacting consumer spending and driving habits such as high gas prices, war and terrorism, natural disasters and/or extended periods of inclement weather, consumer debt levels and inflation, demand for our products, integration and management of any past and future acquisitions, conditions affecting new store development, relationships with vendors, risks related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX” and such Section, “SOX 404”) and litigation and regulatory matters. Actual results may differ materially from anticipated results described in these forward-looking statements. For more information related to these and other risks, please refer to the Risk Factors section in the 2007 10-K. In addition to causing our actual results to differ, the factors listed and referred to above may cause our intentions to change from those statements of intention set forth in this Quarterly Report. Such changes in our intentions may cause our results to differ. We may change our intentions at any time and without notice based upon changes in such factors, our assumptions or otherwise.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	May 4,	February 3,
	2008	2008
ASSETS
Cash and cash equivalents	$19,679	$16,520
Receivables, net	36,721	37,322
Inventories, net	549,002	494,651
Deferred income taxes	44,527	50,649
Prepaid expenses and other current assets	50,434	35,842

Total current assets	700,363	634,984

Property and equipment, net	159,267	165,115
Intangibles, net	61,905	63,020
Goodwill	224,937	224,937
Deferred income taxes	17,288	15,380
Other assets, net	33,667	35,254

Total assets	$1,197,427	$1,138,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$291,225	$236,879
Accrued payroll and related expenses	59,666	57,593
Accrued expenses and other current liabilities	98,950	107,211
Current maturities of long-term debt (Notes 1 and 7)	493,443	50,551
Current maturities of capital lease obligations	5,982	6,351

Total current liabilities	949,266	458,585

Long-term debt (Notes 1 and 7)	16,131	452,420
Obligations under capital leases	8,469	9,866
Other liabilities	52,662	53,281

Total non-current liabilities	77,262	515,567

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 44,035,913 and 44,030,644 shares issued and outstanding at May 4, 2008 and February 3, 2008, respectively	440	440
Additional paid-in capital	439,086	438,092
Accumulated deficit	(268,627)	(273,994)

Total stockholders’ equity	170,899	164,538

Total liabilities and stockholders’ equity	$1,197,427	$1,138,690

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Thirteen Weeks Ended
	May 4,	May 6,
	2008	2007
Net sales	$461,104	$473,035
Cost of sales	243,801	252,437

Gross profit	217,303	220,598
Other costs and expenses:
Operating and administrative	205,810	199,234
Investigation, litigation and restatement costs	983	4,564
Insurance recovery (Note 12)	(15,000)	—
Store closing costs	785	706

Operating profit	24,725	16,094
Interest expense, net	15,445	13,322

Income before income taxes	9,280	2,772
Income tax expense	3,913	1,102

Net income	$5,367	$1,670

Earnings per common share:
Basic	$0.12	$0.04

Diluted	$0.12	$0.04

Weighted average shares outstanding:
Basic	44,032	43,951

Diluted	44,101	44,697

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balances at February 3, 2008	44,030,644	$440	$438,092	$(273,994)	$164,538
Restricted stock	990	—	(3)	—	(3)
Exercise of options	4,279	—	40	—	40
Stock-based compensation expense	—	—	957	—	957
Net income	—	—	—	5,367	5,367

Balances at May 4, 2008	44,035,913	$440	$439,086	$(268,627)	$170,899

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 4,	May 6,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$5,367	$1,670
Adjustments:
Depreciation and amortization on property and equipment	9,395	9,947
Amortization of other items	1,384	1,336
Amortization of debt discount and deferred financing costs	1,782	1,319
Stock-based compensation expense	1,244	1,367
Write downs of property, equipment and other assets	447	1,398
Deferred income taxes	3,756	1,046
Changes in operating assets and liabilities:
Receivables	(229)	(2,344)
Inventories	(54,351)	(25,559)
Prepaid expenses and other current assets	(14,592)	(773)
Accounts payable	54,347	13,630
Accrued payroll, accrued expenses and other current liabilities	(6,401)	4,838
Other operating activities	189	(192)

Net cash provided by operating activities	2,338	7,683

Cash flows used in investing activities:
Capital expenditures	(4,046)	(8,858)
Other investing activities	(320)	(477)

Net cash used in investing activities	(4,366)	(9,335)

Cash flows provided by (used in) financing activities:
Borrowings under senior credit facility — line of credit	85,900	65,600
Payments under senior credit facility — line of credit	(79,400)	(57,100)
Payments under term loan facility	(864)	(873)
Payment of debt financing costs	(125)	—
Payments on capital lease obligations	(1,694)	(2,684)
Proceeds from seller financing arrangements	1,550	—
Payments on seller financing arrangements	(168)	(156)
Proceeds from exercise of stock options	40	—
Other financing activities	(52)	(44)

Net cash provided by financing activities	5,187	4,743

Net increase in cash	3,159	3,091
Cash and cash equivalents, beginning of period	16,520	20,169

Cash and cash equivalents, end of period	$19,679	$23,260

The accompanying notes are an integral part of these consolidated financial statements.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     CSK Auto Corporation is a holding company. At May 4, 2008 and for the periods presented in this Quarterly Report, CSK Auto Corporation had no business activity other than its investment in CSK Auto, Inc. (“Auto”), a wholly owned subsidiary. On a consolidated basis, CSK Auto Corporation and its subsidiaries are referred to herein as the “Company.”
     Auto is a specialty retailer of automotive aftermarket parts and accessories. At May 4, 2008, the Company operated 1,345 stores in 22 states, with its principal concentration of stores in the Western United States, under the following four brand names: Checker Auto Parts, founded in 1969 and operating in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii; Schuck’s Auto Supply, founded in 1917 and operating in the Pacific Northwest and Alaska; Kragen Auto Parts, founded in 1947 and operating primarily in California; and Murray’s Discount Auto Stores, founded in 1972 and operating in the Midwest.
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
     The Acquisition is expected to be completed during the second quarter of the Company’s fiscal year ending February 1, 2009 (“fiscal 2008”) and is subject to regulatory review and customary closing conditions, including that at least a majority of the Company’s outstanding shares of common stock be tendered in the Exchange Offer and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period terminated on April 17, 2008).
     The Merger Agreement includes customary representations, warranties and covenants by the Company, including covenants (a) to cease immediately any discussions and negotiations with respect to an alternate acquisition proposal, (b) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (c) subject to certain exceptions, for the Company’s Board of Directors not to withdraw or modify its recommendation that the Company’s stockholders tender shares into the Exchange Offer. In addition, the Company has agreed to use reasonable best efforts to obtain appropriate waivers or consents under the Company’s credit or debt agreements and instruments if needed or if requested by O’Reilly to remedy any default or event of default thereunder that may arise after the date of the Merger Agreement (the “Credit Agreement Waivers”). The $1.00 cash component of the offer price for each share of the Company’s common stock tendered in the Exchange Offer will be subject to reduction in the event that the Company pays more than $3.0 million to its lenders in order to obtain any Credit Agreement Waivers. The $1.00 cash component may be reduced by an amount equal to the quotient obtained by dividing (x) by (y), where (x) equals the sum of any amount paid by the Company or its subsidiaries to the lenders under its credit agreements in connection with obtaining any bank consent, waiver, or amendment under the credit agreements after April 1, 2008, minus $3,000,000, and (y) equals the sum of (i) the total number of shares of the Company’s common stock outstanding immediately prior to the expiration of the Exchange Offer and (ii) a number of shares of the Company’s common stock determined by O’Reilly up to a maximum of the total number of shares of the Company’s common stock issuable upon the exercise or conversion of all options, warrants, rights and convertible securities (if any) that will be vested on or before the date that is 180 days after April 1, 2008. The Company does not anticipate a need to obtain any Credit Agreement Waivers prior to the anticipated closing of the Exchange Offer.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Merger Agreement contains certain termination rights for both the Company and O’Reilly, including if the Exchange Offer has not been consummated or if the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, had not occurred, in either case on or before the date that is 180 days after the date of the Merger Agreement, and provisions that permit termination in connection with the exercise of the fiduciary duties of the Company’s Board of Directors with respect to superior offers. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay O’Reilly a termination fee of $22.0 million.
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
     The Company engaged J.P. Morgan Securities, Inc. (“JPMorgan”) to act as its financial advisor in connection with the Company’s analysis and consideration of its strategic alternatives. Pursuant to an engagement letter dated January 12, 2008, the Company agreed to pay JPMorgan 0.90% of the consideration for the Merger, less any amount, up to $500,000, paid to another financial advisor in connection with the delivery of an opinion as to the fairness, from a financial point of view, of the consideration to be paid to the Company’s stockholders. This amount is payable upon consummation of a transaction. For purposes of such engagement letter, “Consideration” means the total amount of cash and the fair market value of O’Reilly common stock payable to the Company and its stockholders in connection with the Merger, including amounts payable in respect of convertible securities, options, or similar rights, whether or not vested, plus the principal amount of all indebtedness for borrowed money of the Company. The Company has also agreed to reimburse JPMorgan’s expenses and indemnify JPMorgan against certain liabilities arising out of engagement.
Term Loan Facility Financial Covenants
     The Company’s Term Loan Facility contains a maximum leverage ratio covenant that the Company does not believe at this time it will be able to satisfy beginning in the first quarter of the Company’s fiscal year ending January 31, 2010 (“fiscal 2009”). As the Company did not obtain a waiver or amendment of that covenant prior to the completion of these financial statements for the first quarter of fiscal 2008, the Company’s belief that it is probable that this covenant will not be satisfied for the first quarter of fiscal 2009 has caused the Company to classify all of the its indebtedness under the Term Loan Facility and the Senior Credit Facility, as well as the 6 3/4% Notes, as current liabilities in the Company’s financial statements beginning with its financial statements for the first quarter of fiscal 2008. Furthermore, beginning with the second quarter of fiscal 2008, the Company will be required to reduce (to twelve months) the time period over which it amortizes debt issuance costs and debt discount, increasing the interest costs it reports in its financial statements. The classification of all such indebtedness as current liabilities and the acceleration of the amortization of interest costs will not cause a default under the Company’s borrowing agreements. However, any such classification could have adverse consequences upon the Company’s relationships with, and the credit terms upon which it does business with, its vendors. The Company expects such consequences, if any, to be limited due to the expected closing of the Exchange Offer in the second quarter of fiscal 2008. The Company does not expect to seek any waivers or amendments under its credit facilities prior to the closing of the Exchange Offer as these credit facilities are expected to be repaid and terminated upon closing of the Exchange Offer.
     If the Exchange Offer were to fail to close, prior to the end of the first quarter of fiscal 2009, the Company would seek to obtain a waiver or amendment of certain covenants contained in the Term Loan Facility, including the maximum leverage ratio covenant. No assurance can be given that the Company would be able to obtain such a waiver or amendment on terms that would be satisfactory to the Company. Failure to comply with the financial covenants of the Term Loan Facility would result in an event of default under the Term Loan Facility after the first quarter of fiscal 2009, which could result in the acceleration of all of the Company’s indebtedness thereunder, under the Senior Credit Facility and under the indenture under which the 6 3/4% Notes were issued, all of which could have a material adverse effect on the Company.
Note 2 — Basis of Presentation
     The accompanying unaudited consolidated financial statements as of May 4, 2008 and for the thirteen weeks ended May 4, 2008 (“the first quarter of fiscal 2008”) and May 6, 2007 (“the first quarter of fiscal 2007”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and footnotes required by GAAP for audited financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial position and the results of its operations. The results of operations for the thirteen weeks ended May 4, 2008 are not necessarily indicative of the operating results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the fiscal year ended February 3, 2008 (“fiscal 2007”) as included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2008, as amended by the filing of Form 10-K/A on June 2, 2008 (the “2007 10-K”).
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
     For the description of the Company’s significant accounting policies, see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of the Company’s 2007 10-K.
  Reclassifications
     Certain amounts have been reclassified to be consistent with the presentation for all periods, with no effect on net income or stockholders’ equity.
Note 3 — Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within such years. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities on its consolidated financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to measure any financial instruments or other items at fair value as of February 4, 2008 in accordance with SFAS No. 159.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which establishes how an acquiring company recognizes and measures acquired assets, liabilities, goodwill and minority interests. It also defines how an acquirer should account for a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company will be required to apply the provisions of SFAS No. 141R to any future business combinations consummated after its effective date.
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
     In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method of determining the expected term of stock options contained in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. Based on the significant restrictions on employee trading during the period commencing prior to the completion and filing of the Company’s restated financial statements until the Company became current in its financial reporting (see Note 12 — Legal Matters), the Company has not experienced regular employee exercise behavior since the implementation of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS No. 123R”) on January 20, 2006, and thus has been using the simplified method as allowed under SAB 110.
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
•	The Company reduces the FIFO carrying value of its inventory for estimated loss due to shrinkage since the most recent physical inventory. Shrinkage expense for the thirteen weeks ended May 4, 2008, and May 6, 2007 was approximately $7.0 million and $7.5 million, respectively. While the shrinkage accrual is based on recent experience, there is a risk that actual losses may be higher or lower than expected.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	In certain instances, the Company retains the right to return obsolete and excess merchandise inventory to its vendors. In situations where the Company does not have a right to return, the Company records an allowance representing an estimated loss for the difference between the cost of any obsolete or excess inventory and the estimated retail selling price. Inventory levels and margins earned on all products are monitored monthly. On a quarterly basis, the Company assesses whether it expects to sell any significant amount of inventory below cost and, if so, estimates and records an allowance.
     At each balance sheet reporting date, the Company also adjusts its inventory carrying balances by the capitalization of certain operating and administrative overhead costs associated with the purchasing and handling of inventory and estimates of vendor allowances that remain in ending inventory. The components of ending inventory are as follows (in thousands):

	May 4,	February 3,
	2008	2008
FIFO cost	$592,296	$540,094
Overhead costs	32,882	29,848
Vendor allowances	(60,270)	(60,067)
Shrinkage	(14,016)	(13,030)
Obsolescence	(1,890)	(2,194)

Inventories, net	$549,002	$494,651

Note 5 — Property and Equipment
     Property and equipment are comprised of the following (in thousands):

	May 4,	February 3,
	2008	2008	Estimated Useful life
Land	$348	$348
Buildings	18,941	18,221	15 - 25 years
Leasehold improvements	166,831	165,380	Shorter of lease term or useful life
Furniture, fixtures and equipment	177,646	182,172	3 - 10 years
Property under capital leases	55,040	55,417	5 - 15 years or life of lease
Purchased software	12,955	12,725	5 years

	431,761	434,263

Less: accumulated depreciation and amortization	(272,494)	(269,148)

Property and equipment, net	$159,267	$165,115

     Depreciation expense for property and equipment, including amortization of capital leases, totaled $9.4 million and $9.9 million for the thirteen weeks ended May 4, 2008 and May 6, 2007, respectively. Accumulated amortization of property under capital leases totaled $39.8 million and $38.6 million at May 4, 2008 and February 3, 2008, respectively.
     The Company evaluates the carrying value of long-lived assets on an annual basis to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss should be recognized. Such evaluation is based on the expected utilization of the related asset and the corresponding useful life.
Note 6 — Store Closing Costs
     On an on-going basis, store locations are reviewed and analyzed based on several factors including market saturation, store profitability, and store size and format. In addition, the Company analyzes sales trends, geographical factors and competitive factors to determine the viability and future profitability of its store locations. If a store location does not meet the Company’s required performance criteria, it is considered for closure. As a result of past acquisitions, the Company has closed numerous stores due to overlap with previously existing store locations.
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
     The allowance for store closing costs is included in accrued expenses and other long-term liabilities in the accompanying financial statements and represents the discounted value of the following future net cash outflows related to closed stores: (1) future rents and other contractual expenses to be paid over the remaining terms of the lease agreements for the stores (net of estimated sublease income); and (2) lease commissions associated with obtaining store subleases. Certain operating expenses related to closed stores, such as utilities and repairs, are expensed as incurred. In addition, the Company expenses as incurred and reports as store closing costs operating expenses it incurs when closing a store. These expenses include temporary labor and transportation costs for inventory, fixtures and other assets owned in the store being closed. The Company does not incur employee termination costs when stores are closed.
     The following tabular presentation provides detailed information regarding the Company’s SFAS No. 146 store closing costs (in thousands):

	Thirteen Weeks Ended
	May 4,	May 6,
	2008	2007
SFAS No. 146 liability balance, beginning of year	$3,027	$4,911

SFAS No. 146 provision for contractual obligations, net of estimated sublease income for stores closed during the period	270	831
Revisions in SFAS No. 146 estimates	452	(386)
Accretion	32	58

SFAS No. 146 store closing costs expensed in the period	754	503

Payments:
Contractual obligations, net of sublease recoveries	(783)	(580)
Sublease commissions and buyouts	—	(43)

Total payments	(783)	(623)

SFAS No. 146 liability balance, end of period	$2,998	$4,791

Store closing costs incurred during the periods are comprised of (in thousands):

	Thirteen Weeks Ended
	May 4,	May 6,
	2008	2007
SFAS No. 146 store closing costs expensed in the period	$754	$503
Period costs related to closed stores	31	203

Total store closing costs	$785	$706

     During the first quarter of fiscal 2008 and fiscal 2007, the Company incurred $0.0 million and $0.2 million, respectively, of other operating expenses such as store closing expenses and utilities, repairs and maintenance costs related to closed stores that are expensed as incurred.
     At May 4, 2008, the Company’s $3.0 million liability for store closing costs consisted of (in thousands):

Future contractual commitments for rent and occupancy expenses	$17,685
Estimated sublease income, net of sublease commissions	(14,143)
Accretion expense to be recognized in future periods	(544)

Total liability for store closing costs	$2,998

     Stores are included in the liability for store closing costs when a store is closed with a remaining contractual obligation under a lease agreement. Stores that are closed at the end of a contractual lease period are not included in the Company’s liability for store

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
closing costs. It is the Company’s practice to sublease or attempt to sublease any vacant locations for which it maintains a contractual lease obligation. Locations are removed from the liability for store closing costs when the contractual lease agreement has expired or is terminated through early buyout.
     Location activity for stores and service centers included in the liability for store closing costs is as follows:

	Thirteen Weeks Ended
	May 4,	May 6,
	2008	2007
Number of closed locations, beginning of period	148	175

Locations added during the period	4	5
Locations removed during the period	(9)	(3)

Net locations added (removed) during the period	(5)	2

Number of closed locations, end of period	143	177

     As of May 4, 2008, 143 locations (93 store locations and 50 service centers) were included in the liability for store closing costs. Of the store locations, 17 locations were vacant and 76 locations were subleased. Of the service centers, 3 were vacant and 47 were subleased. Approximately 56 locations included in the liability as of May 4, 2008 have contractual lease terms that expire in fiscal 2008.
Note 7 — Long-Term Debt
Overview
     Outstanding debt, excluding capital leases, is as follows (in thousands):

	May 4,	February 3,
	2008	2008
Term loan facility	$344,783	$345,647
Senior credit facility	53,000	46,500
6 3/4% senior exchangeable notes (1)	95,050	94,635
Seller financing arrangements	16,741	16,189

Total debt	509,574	502,971
Less current portion:
Term loan facility	344,783	3,444
Senior credit facility	53,000	46,500
6 3/ 4% senior exchangeable notes (1)	95,050	—
Current maturities of seller financing arrangements	610	607

Total debt (non-current)	$16,131	$452,420

(1)	Carrying balance reduced by discount of $4.9 million and $5.4 million at May 4, 2008 and February 3, 2008, respectively, in accordance with EITF No. 06-6.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Term Loan Facility
     In the second quarter of the fiscal year ended February 4, 2007 (“fiscal 2006”), Auto entered into its $350.0 million Term Loan Facility. The loans under the Term Loan Facility (“Term Loans”) bear interest at a base rate or the LIBOR rate, plus a margin that fluctuates depending upon the rating of the Term Loans. At May 4, 2008, loans under the Term Loan Facility bore interest at 9.75%. The Term Loans are guaranteed by the Company and CSKAUTO.COM, Inc., a wholly owned subsidiary of Auto. The Term Loans are secured by a second lien security interest in certain assets, primarily inventory and receivables, of Auto and the guarantors and by a first lien security interest in substantially all of their other assets. The Term Loans call for repayment in consecutive quarterly installments, which began on December 31, 2006, in an amount equal to 0.25% of the aggregate principal amount of the Term Loans, with the remaining balance payable in full on the sixth anniversary of the closing date, June 30, 2012. Costs associated with the Term Loan Facility were approximately $10.7 million and are being amortized over the six-year term of the facility.
     On October 10, 2007, the Company entered into the third amendment to the Term Loan Facility. An amendment fee of approximately $0.9 million was paid in connection with this amendment and was being amortized over the remaining term of the Term Loan Facility through May 4, 2008. Commencing in the second quarter of fiscal 2008, the Company will be required to reduce (to twelve months) the time period over which it amortizes debt issuance costs and debt discount. The amendment increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest by either 0.25% or 0.50% and changed the basis for determining the spread amount from the rating of the Term Loans to the Company’s corporate rating. Based on the Company’s corporate rating at the time of the amendment, the interest rate on funds borrowed under the Term Loan Facility increased by 0.50% as a result of the amendment. The amendment also altered certain covenant provisions, which were subsequently amended by a fourth amendment to the Term Loan Facility.
     On December 18, 2007, the Company entered into a fourth amendment to the Term Loan Facility. An amendment fee of approximately $3.5 million was paid in connection with this amendment and the cost was being amortized over the remaining term of the Term Loan Facility through May 4, 2008. Commencing in the second quarter of fiscal 2008, the Company will be required to reduce (to twelve months) the time period over which it amortizes debt issuance costs and debt discount. The amendment increased the spreads used to calculate the rate at which funds borrowed under the Term Loan Facility accrue interest to 5.00%, 6.00% or 7.00% in the case of loans bearing interest based on the LIBOR rate, and 4.00%, 5.00% or 6.00%, in the case of loans bearing interest at a base rate, in each case depending on the Company’s then-current corporate ratings. At December 18, 2007, the applicable interest rate under the Term Loan Facility became LIBOR plus 5.00%, an increase of 1.25%, as a result of the amendment. The amendment also modified the minimum fixed charge coverage ratio and the maximum leverage ratio requirements contained in the Term Loan Facility for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In addition to the covenant and interest rate changes, the fourth amendment added a prepayment penalty with respect to optional prepayments and mandatory prepayments required in connection with debt and equity issuances, asset sales and recovery events, equal to 1% of any loans under the Term Loan Facility that are prepaid prior to the second anniversary of the fourth amendment. The amendment also added the option, the availability of which depends on the Company’s then-current corporate ratings, to pay in kind 50 basis points per annum or 100 basis points per annum, depending on the Company’s then-current corporate ratings, of any interest accruing on and after January 8, 2008 by adding such amount to the principal of the loans under the Term Loan Facility as of the interest payment date on which such interest payment is due. The amendment also added a limitation on annual capital expenditures by the Company of $25 million for each of fiscal 2008 and fiscal 2009 (which is approximately $10 million less than the average amount the Company has spent annually on capital expenditures over the last three fiscal years), provided that any portion of such amount not expended in fiscal 2008 may be carried over for expenditure during the first two quarters of fiscal 2009.
     The Term Loan Facility contains, among other things, limitations on liens, indebtedness, mergers, disposition of assets, investments, payments in respect of capital stock, modifications of material indebtedness, changes in fiscal year-ends, transactions with affiliates, lines of business, and swap agreements. Auto is also subject to financial covenants under the Term Loan Facility measuring its performance against standards set for leverage and fixed charge coverage. Under the maximum leverage covenant (total debt to EBITDA) contained in the Term Loan Facility, as amended on December 18, 2007 to increase the maximum leverage ratios permitted under the Term Loan Facility, at May 4, 2008, the Company would have only been permitted to have $117.2 million of additional debt outstanding, regardless of which facility such debt was borrowed under.
Senior Credit Facility — Revolving Line of Credit
     At May 4, 2008 and February 3, 2008, Auto had in place its $325.0 million Senior Credit Facility. Auto is the borrower under the agreement, while the Company and CSKAUTO.COM, Inc. are guarantors. Borrowings under the Senior Credit Facility bear interest at a variable interest rate based on either (i) LIBOR plus an applicable margin that varies (1.25% to 1.75%) depending upon Auto’s average daily availability under the agreement measured using certain borrowing base tests, or (ii) the Alternate Base Rate (as defined in the agreement). At May 4, 2008, loans under the Senior Credit Facility bore interest at the weighted average rate of 4.28%. The Senior Credit Facility matures in July 2010.
     During fiscal 2006 and fiscal 2007, the Company entered into several waivers under the Senior Credit Facility that allowed it to delay filing certain periodic reports with the SEC. Upon the filing of the Quarterly Report for the second quarter of fiscal 2007 on October 12, 2007, the Company had filed all previously delinquent periodic SEC filings, and the waiver of the filing deadlines described above was terminated.
     Availability under the Senior Credit Facility is limited to the lesser of the revolving commitment of $325.0 million and an amount determined by a borrowing base limitation. The borrowing base limitation is based upon a formula involving certain percentages of eligible inventory and accounts receivable owned by Auto. As a result of the limitations imposed by the borrowing base formula, at May 4, 2008, Auto could borrow up to an additional $185.9 million under the Senior Credit Facility. However, the maximum leverage covenant of the Term Loan Facility described above limits the total amount of indebtedness the Company can have outstanding and, as of May 4, 2008, would have only permitted approximately $117.2 million of additional borrowings, regardless of which facility they were borrowed under.
     Loans under the Senior Credit Facility are collateralized by a first priority security interest in certain of the Company’s assets, primarily inventory and accounts receivable, and a second priority security interest in certain of the Company’s other assets. The Senior Credit Facility contains negative covenants and restrictions on actions by Auto and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness. In addition, Auto is, under certain circumstances not applicable during the thirteen weeks ended May 4, 2008, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”). However, under the second waiver the Company entered into during fiscal 2006 and under all subsequent waivers, Auto was required to maintain a minimum 1:1 Fixed Charge Coverage Ratio imposed by such waivers until the termination of such waivers. The filing of the Quarterly Report for the second quarter of fiscal 2007 resulted in the termination of the requirement to maintain the minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers.
6 3/4% Notes
     The Company had $100.0 million of 6 3/4% Notes outstanding at May 4, 2008 and February 3, 2008. The 6 3/4% Notes are exchangeable into cash and shares of the Company’s common stock. Upon exchange of the 6 3/4% Notes, the Company will deliver

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash equal to the lesser of the aggregate principal amount of notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of the Company’s common stock in respect of that excess. The following table sets forth key terms of the 6 3/4% Notes:

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
December 15, 2010, December 15, 2015, and December 15, 2020 or following a fundamental change as described in the indenture

Issuance costs being amortized over a 5-year period, corresponding to the first date the noteholders could require repayment (see “Debt Covenants” below)	$3.7 million

Auto will not be able to redeem notes	Prior to December 15, 2010

Auto may redeem for cash some or all of the notes	On or after December 15, 2010, upon at least 35 calendar days notice

Redemption price	Equal to 100% of the principal amount plus any accrued and unpaid interest and additional interest, if any, to, but not including, the redemption date

     Prior to their stated maturity, the 6 3/4% Notes are exchangeable by the holder only under the following circumstances:
•	During any fiscal quarter (and only during that fiscal quarter) commencing after January 29, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the exchange price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the 6 3/4% Notes have been called for redemption by Auto; or

•	Upon the occurrence of specified corporate transactions, such as a change in control, as described in the indenture under which the 6 3/4% Notes were issued.
     Under these terms, if the 6 3/4% Notes had become exchangeable, the corresponding debt would have been required to be reclassified from long-term to current for as long as the notes remained exchangeable. These notes have been reclassified to current as a result of the Company’s belief that it is probable that the maximum leverage ratio covenant of the Term Loan Facility will not be satisfied in the first quarter of fiscal 2009.
     EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the 6 3/4% Notes provides for the issuance of common shares to the extent the Company’s exchange obligation exceeds the debt principal. The share exchange feature and the embedded put options and call options in the debt instrument meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature and the embedded options have not been accounted for as derivatives (which would be marked to market each reporting period). In the event the 6 3/4% Notes are exchanged, the exchange will be accounted for in a similar manner to a conversion with no gain or loss, as the cash payment of principal reduces the liability equal to the face amount of the 6 3/4% Notes recorded at the time of their issuance. Any accrued interest on the debt will not be paid separately upon an exchange and will be reclassified to equity. Incremental net shares for the 6 3/4% Notes exchange feature were not included in the diluted earnings per share calculation for the thirteen weeks ended May 4, 2008, since the Company’s average common stock price did not exceed $16.50 per share for this period.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company entered into a registration rights agreement with respect to the 6 3/4% Notes and the underlying shares of its common stock into which the 6 3/4% Notes are potentially exchangeable. Due to the Company’s failure in certain prior periods to meet certain filing and effectiveness deadlines with respect to the registration of the 6 3/4% Notes and the underlying shares of its common stock, the Company was required to pay additional interest of 50 basis points on the 6 3/4% Notes until the earlier of the date the 6 3/4% Notes were no longer outstanding or the date two years after the date of their issuance. The latter condition was met during the fourth quarter of fiscal 2007 and, accordingly, the Company is no longer paying additional interest of 50 basis points on the 6 3/4% Notes.
     The Company entered into a supplemental indenture during fiscal 2006 that increased the exchange rate of the 6 3/4% Notes to the current terms. The Company recorded the increase in the fair value of the exchange option as a debt discount with a corresponding increase in additional paid-in-capital within stockholders’ equity. The debt discount was $7.7 million and is being amortized to interest expense following the interest method to the first date the noteholders could require repayment. Total amortization on the debt discount was $0.4 million for each of the thirteen week-periods ended May 4, 2008 and May 6, 2007.
Seller Financing Arrangements
     Seller financing arrangements relate to debt established for stores where the Company was the seller-lessee and did not recover substantially all construction costs from the lessor. In those situations, the Company recorded its total cost in property and equipment and amounts funded by the lessor as a debt obligation in the accompanying consolidated balance sheet in accordance with EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction. Rental payments under these arrangements are allocated between interest expense and reduction of the underlying obligation based on a related amortization schedule.
Debt Covenants
     Certain of the Company’s debt agreements at May 4, 2008 contained negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness.
     Auto is, under certain circumstances not applicable during the thirteen weeks ended May 4, 2008, subject to a minimum Fixed Charge Coverage Ratio under a Senior Credit Facility financial maintenance covenant. However, under the second waiver the Company entered into during the second quarter of fiscal 2006 and under all subsequent waivers, a minimum 1:1 Fixed Charge Coverage Ratio was required until the termination of such waivers. The filing of the Quarterly Report for the second quarter of fiscal 2007 resulted in the termination of the requirement to maintain the minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers. For the thirteen weeks ended May 4, 2008, the Company would have been in compliance with this ratio had it been applicable.
     The Term Loan Facility contains certain financial covenants, one of which is the requirement of a minimum fixed charge coverage ratio (as defined in the Term Loan Facility). At May 4, 2008, the minimum fixed charge coverage ratio requirement was 1.20:1 for the first quarter of fiscal 2008, 1.15:1 for the second quarter of fiscal 2008, 1.20:1 for the third and fourth quarters of fiscal 2008, and 1.45:1 thereafter. For the thirteen weeks ended May 4, 2008, the Company’s actual ratio was 1.31:1. The minimum ratios for fiscal 2008 reflect the December 18, 2007 fourth amendment to the Term Loan Facility.
     The Term Loan Facility also requires compliance with a maximum leverage ratio covenant. The December 18, 2007 fourth amendment to the Term Loan Facility increased the maximum leverage ratio permitted under the Term Loan Facility for the fourth quarter of fiscal 2007 and for each of the quarters of fiscal 2008. The amendment increased the maximum leverage ratio permitted as of May 4, 2008 to 5.80:1 for the first quarter of fiscal 2008, 6.00:1 for the second quarter of fiscal 2008, 5.75:1 for the third quarter of fiscal 2008, and 4.50:1 for the fourth quarter of fiscal 2008, while leaving all other ratios unchanged. The maximum leverage ratio permitted declines to 3.25:1 after the end of fiscal 2008 and further decline to 3.00:1 at the end of fiscal 2009. As of May 4, 2008, the Company’s actual leverage ratio was 4.74:1.
     Based on its current financial forecast, the Company believes it will remain in compliance with the financial covenants of the Senior Credit Facility and Term Loan Facility during fiscal 2008. A significant decline in the Company’s net sales or gross margin from what is currently anticipated could limit the effectiveness of discretionary actions management could take to maintain compliance with the financial covenants in fiscal 2008. Although the Company does not expect such significant declines to occur, if they did occur, the Company may seek to obtain a covenant waiver or amendment from its lenders or seek a refinancing, which the Company believes are viable options should the Acquisition not occur. However, there can be no assurances a waiver or amendment could be obtained or a refinancing achieved.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The maximum leverage ratio permitted in the first quarter of fiscal 2009 decreases significantly to 3.25:1 from 5.75:1 in the third quarter of fiscal 2008 and 4.50:1 in the fourth quarter of fiscal 2007. Based on its current financial forecast, the Company does not expect to be able to satisfy this covenant for the first quarter of fiscal 2009, and, as a result, the Company has classified all of the indebtedness under the Term Loan Facility, the Senior Credit Facility and the 6 3/4% Notes as current liabilities in the consolidated balance sheet as of May 4, 2008. Furthermore, beginning with the second quarter of fiscal 2008, the Company will be required to reduce (to twelve months) the time period over which it amortizes debt issuance costs and the debt discount, increasing the interest costs the Company reports in its financial statements. See Note 1 — Merger Agreement and Matters Related to the Company’s Indebtedness.
     A breach of the covenants or restrictions contained in the Company’s debt agreements could result in an event of default thereunder. Upon the occurrence and during the continuance of an event of default under the Company’s Senior Credit Facility or the Term Loan Facility, the lenders could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, the Company cannot be assured that its assets would be sufficient to repay in full that indebtedness, which is collateralized by substantially all of its assets. At May 4, 2008, the Company was in compliance with the covenants under all its debt agreements.
Note 8 — Accounting for Share-Based Compensation
     In accordance with SFAS No. 123R, the Company recognizes compensation expense for its share-based compensation plans based on the fair value of the awards. Share-based payments include stock option grants, restricted stock, and a share-based compensation plan under the Company’s long-term incentive plan (the “LTIP”). Amounts are expensed over the applicable service periods (generally the vesting period). In the event of a change in control of the Company (as such term is described in the governing equity plan or agreement), certain equity instruments would vest immediately.
Long-Term Incentive Plan
     Under the terms of the LTIP, cash-based incentive bonus awards may be granted by the Board based upon the satisfaction of specified performance criteria. Upon the original adoption of the LTIP, the Company’s Board approved and adopted forms of Incentive Bonus Unit Award Agreements used to evidence the awards under the LTIP. Under the terms of the LTIP, participants (senior executive officers only) were awarded a certain number of incentive units that are subject to a four-year vesting period (25% per year, with the first vesting period ending in fiscal 2007) as well as stock performance criteria. Subject to specific terms and conditions governing a change in control of the Company, each incentive bonus unit, when vested, represents the participant’s right to receive cash payments from the Company on specified payment dates equal to the amounts, if any, by which the average of the per share closing prices of the Company’s common stock on the New York Stock Exchange over a specified period of time (after release by the Company of its fiscal year earnings) (the “measuring period”) exceeds $20 per share (which figure is subject to certain adjustments in the event of a change in the Company’s capitalization). For the thirteen weeks ended May 4, 2008 and May 6, 2007, the Company increased the liability for the LTIP units by $0.3 million and $0.4 million, respectively, as a result of the increase in market price of the Company’s stock price when compared to the previous fiscal year-end. As a liability based instrument, the LTIP awards will be remeasured at each balance sheet date, such that the net compensation expense recorded over the full four-year vesting period of the LTIP units will equal the cash payments, if any, made by the Company to the LTIP participants. Accrued payroll and related expenses included $1.0 million and $0.8 million relating to the LTIP as of May 4, 2008 and February 3, 2008, respectively.
Company Stock Plans
     The CSK Auto Corporation 2004 Stock and Incentive Plan (the “Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, stock units, incentive bonuses and other stock unit awards. Plan participation is limited to employees of the Company, any subsidiary or parent of the Company and directors of the Company. In no event will any option be exercisable more than 10 years after the date the option is granted. In general, the stock awards vest in three years. As of May 4, 2008, there were approximately 2.0 million shares remaining available for grant under the Plan. In addition to the Plan, the Company has stock options outstanding under its 1999 Employee Stock Option Plan, 1996 Executive Stock Option Plan and 1996 Associate Stock Option Plan. In the first quarter of fiscal 2008, these plans were amended to provide for a one year exercise period upon termination of the optionee’s employment (other than for cause) within one year following a change in control.
Options Activity
     Activity in the Company’s stock option plans is summarized as follows:

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value(1)
Balance at February 3, 2008	3,835,792	$13.70
Granted at market price	—	$—
Exercised	(4,279)	$9.16
Cancelled	(103,136)	$13.73

Balance at May 4, 2008	3,728,377	$13.71	4.41	$2,085,700

Ending vested and expected to vest	3,391,056	$13.81	4.23	$1,772,400

Ending exercisable	1,918,098	$14.39	2.67	$494,500

(1)	Based on the Company’s closing stock price of $12.01 on May 2, 2008.
     The following table summarizes information about the Company’s stock options at May 4, 2008:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Aggregate
Range of	Number	Remaining	Average		Exercisable	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price	Value
$5.88 - $10.15	288,902	4.00	$9.65	128,902	$9.19
$10.53 - $10.80	1,053,245	6.45	$10.79	4,850	$10.69
$10.93 - $13.32	834,579	2.08	$12.96	834,579	$12.96
$13.46 - $16.62	1,170,132	4.04	$16.27	868,248	$16.16
$16.62 - $19.83	381,519	5.35	$18.62	81,519	$18.51

$5.88 - $19.83	3,728,377	4.41	$13.71	1,918,098	$14.39	$494,500

     There were no stock option grants during the thirteen weeks ended May 4, 2008 or May 6, 2007.
     Total unrecognized compensation expense from stock options, including any forfeiture estimate, was $4.9 million as of May 4, 2008, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
Restricted Stock Activity
     On April 30, 2008, the Company issued to the Company’s Chief Executive Officer, 89,899 shares of restricted stock, at a market price of $11.93, pursuant to the Plan, 50% of which vest March 1, 2009, and the remaining 50% of which vest March 1, 2010, subject to acceleration under certain circumstances as set forth in the governing agreement. Total unrecognized compensation expense from restricted stock, including any forfeiture estimate, was $3.1 million as of May 4, 2008, which is expected to be recognized over a weighted-average period of approximately two years.
     Activity for the Company’s restricted stock is summarized as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Grant Price	Value(1)
Non-vested at February 4, 2008	281,621	$13.23
Granted	89,899	$11.93
Released	(1,570)	$4.92
Cancelled	(935)	$12.78

Non-vested at May 4, 2008	369,015	$12.91	$380,100

(1)	Based on the Company’s closing stock price of $ 12.01 on May 2, 2008.

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Income Taxes
     The income tax expense for the first quarter of fiscal 2008 was $3.9 million, compared to $1.1 million for the same period in 2007. The Company’s effective tax rate was 42.2% in the first quarter of fiscal 2008 compared to 39.8% for the first quarter of fiscal 2007. The increase in effective tax rate in the first quarter of fiscal 2008 was primarily attributable to the recognition of the insurance recovery described in Note 12 — Legal Matters as well as the impact of a new gross receipt tax in the state of Michigan.
     As of May 4, 2008, the Company’s unrecognized tax benefits totaled approximately $9.4 million, and the total amount of such unrecognized benefits that, if recognized, would favorably affect the effective income tax rate in future periods, was approximately $3.2 million.
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
Note 10 — Earnings per Share
     SFAS No. 128, Earnings Per Share (“EPS”) requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations ($ and share data in thousands):

	Thirteen Weeks Ended
	May 4,	May 6,
	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$5,367	$1,670

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	44,032	43,951

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	44,032	43,951
Effect of dilutive securities	69	746

Weighted average shares outstanding (diluted)	44,101	44,697

Shares excluded as a result of anti-dilution:
Stock options and restricted stock	3,788	769
     Incremental net shares for the exchange feature of the $100.0 million 6 3/4% senior exchangeable notes due in 2025 will be included in the Company’s future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $16.50 per share.
Note 11 — Employee Severance and Store Asset Impairment Charges
     During the third quarter of fiscal 2007, the Company commenced a comprehensive strategic review aimed at improving its profitability and restoring top line growth. As part of the initial strategic planning process, the Company made the decision to close approximately 40 stores during fiscal 2008. During the first quarter of fiscal 2008, the Company closed 13 of the approximately 40 stores. For the identified store closures, the Company performed an asset impairment review in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, and during the fourth quarter of fiscal 2007, recorded a non-cash impairment charge of $1.2 million for leasehold improvements and store fixtures that will be sold or otherwise disposed of significantly before the end of their originally estimated useful lives.
     The strategic review of the Company continued into the fourth quarter of 2007. As part of this review, the Company’s executive management team also evaluated the current management structure and eliminated approximately 160 non-sales positions, primarily in

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the corporate and field administration areas, reorganized the staffing in the Company’s corporate offices, consolidated certain corporate functions, and eliminated several vice president and other management positions during the third and fourth quarters of fiscal 2007. A number of executives were reassigned in order to leverage existing skills and experience across the team in an effort to continue reducing operating costs. During the third and fourth quarters of fiscal 2007, the Company incurred $2.0 million in employee severance costs related to these strategic personnel reductions. As of May 4, 2008, the remaining liability for employee severance costs was approximately $0.4 million.
     All store locations currently planned for closure in fiscal 2008 are leased, and substantially all of these closures are expected to occur near the end of a noncancellable lease term, resulting in minimal closed store costs. The costs of any remaining operating lease commitments will be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, at the date the Company ceases operating the store.
Note 12 — Legal Matters
Fiscal 2006 Audit Committee Investigation and Restatement of the Consolidated Financial Statements
     In its Annual Report on Form 10-K for the fiscal year ended January 29, 2006 (“fiscal 2005”) (the “2005 10-K”), the Company’s consolidated financial statements for the fiscal year ended January 30, 2005 (“fiscal 2004”) and the fiscal year ended February 1, 2004 (“fiscal 2003”) and quarterly information for the first three quarterly periods in fiscal 2005 and all of fiscal 2004 were restated to correct errors and irregularities identified in an Audit Committee-led independent accounting investigation (referred to herein as the “Audit Committee-led investigation”) and other accounting errors and irregularities identified by the Company in the course of the restatement process.
     On September 28, 2006, the Company announced the substantial completion of the Audit Committee-led investigation, and that the investigation had identified accounting errors and irregularities that materially and improperly impacted various inventory accounts, vendor allowance receivables, other accrual accounts and related expense accounts. In addition, the Company announced personnel changes and also announced its intent to implement remedial measures in the areas of enhanced accounting policies and internal controls and employee training.
     The Audit Committee-led investigation and restatement process resulted in legal, accounting consultant and audit expenses of approximately $25.7 million in fiscal 2006. Legal, accounting consultant and audit expenses relative to the securities class action and shareholder derivative litigation, regulatory investigations, completion of the restatement process (relative to the 2005 10-K filed May 1, 2007) and completion of the Company’s fiscal 2006 delinquent filings continued into fiscal 2007 and totaled approximately $12.3 million. The Company incurred approximately $1.0 million of legal expenses related to its response to the governmental investigations associated with the matters that were reviewed in the Audit Committee-led investigation and the defense of the securities class action lawsuit in the first quarter of fiscal 2008. The Company expects to continue to incur legal expenses in the remainder of fiscal 2008 related to the regulatory investigations and securities class action litigation.
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
     On March 21, 2008, as a result of ongoing settlement discussions regarding the securities class action litigation, Lead Plaintiff and the defendants (including the Company) reached an agreement in principle to settle the case. At a hearing on April 22, 2008, the United States District Court for the District of Arizona preliminarily approved the settlement. Pursuant to the settlement, the settlement amount will be $10.0 million in cash (which will be paid by the Company’s directors and officers liability insurance) and $1.7 million in Company stock (to be contributed by the Company and valued at the closing price of the Company’s stock on March 20, 2008). The settlement also includes certain corporate governance and contracting policy terms that would apply so long as the Company remains an independent company. A hearing on the final approval of the settlement is scheduled for July 1, 2008.
Insurance Recovery
     On May 1, 2008, the Company and its primary layer directors and officers liability insurer entered into an agreement whereby the insurer agreed to fund $10.0 million into an interest-bearing escrow account to effect the proposed settlement of the securities class action litigation discussed above. The insurer also agreed not to pursue any future claims for recovery against the Company for $5.0 million of defense costs (primarily legal fees) relating to such litigation and the shareholder derivative litigation and governmental investigations discussed below that the insurer had agreed to reimburse to the Company or pay directly to third parties. The Company had previously expensed such costs as they were incurred. Pursuant to such agreement, the Company agreed to release (upon the insurer’s payment to the $15.0 million policy limit) the insurer from any further claims under the related policy. The insurer funded the escrow account on April 28, 2008.
     As also mentioned above, the United States District Court for the District of Arizona granted preliminary approval to the proposed settlement of the securities class action litigation on April 22, 2008, and a hearing on the final approval is scheduled for July 1, 2008. Although not anticipated, in the event that the final settlement is not approved by the Court in July, the $10.0 million and all accrued interest will be repaid to the insurer and once again become available pursuant to the terms of the policy.
     During the first quarter of fiscal 2008, the Company recognized a $15.0 million insurance recovery as a result of, among other things, the previously mentioned agreement with the insurer and management’s conclusion, which was based in part on the advice of counsel, that it is probable that the Court will grant final approval of the settlement. Other current assets in the consolidated balance sheet at May 4, 2008 included $10.0 million relating to the Company’s beneficial interest in the escrow account which will be used to satisfy the Company’s settlement obligation which the Company accrued in the fourth quarter of fiscal 2007.
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
Governmental Investigations
     The SEC is conducting an investigation related to certain historical accounting practices of the Company. On November 27, 2006, the SEC served a subpoena on the Company seeking the production of documents from the period January 1, 1997 to the date of the subpoena related primarily to the types of matters identified in the Audit Committee-led investigation, including internal controls and accounting for inventories and vendor allowances. On December 5, 2006, the SEC also served document subpoenas on Messrs. Jenkins, Fraser and Watson. Since that time, the SEC has served subpoenas for documents and testimony on, and requested testimony from, current and former employees, officers, directors and other parties it believes may have information relevant to the

CSK AUTO CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investigation. The Company’s Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation and other information related to its investigation.
     On May 1, 2008, the Company received a notification from the Staff of the Pacific Regional Office (the “Staff”) of the SEC relating to the SEC investigation described above. The notification, commonly referred to as a “Wells Notice,” indicates that the Staff is considering recommending to the SEC that the SEC bring an enforcement action against the Company alleging that it violated certain provisions of the federal securities laws, including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.
     Under applicable procedures, before the Staff can make a formal recommendation regarding what action, if any, should be taken by the SEC, the Company has the opportunity to make (and made on June 6, 2008) a written submission outlining why it believes an enforcement action should not be instituted. If the Staff ultimately makes an enforcement recommendation to the SEC, the Company’s submission will be forwarded to the SEC for purposes of the SEC’s consideration before making a final determination on the matter. As previously disclosed, the Company has been cooperating with the Staff and the SEC since the Company first publicly disclosed these matters in fiscal 2006, and it continues to do so.
     In addition, the U.S. Attorney’s office in Phoenix (the “USAO”) and the U.S. Department of Justice in Washington, D.C. (the “DOJ”) have opened an investigation related to these historical accounting practices. Counsel for the Company’s Audit Committee has met with the USAO and DOJ and has shared with them requested information from the Audit Committee-led investigation. At this time, the Company cannot predict when these investigations will be completed or what their outcomes will be.
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
Note 13 — Subsequent Events
     On April 1, 2008, the Company entered into the Merger Agreement with O’Reilly and an indirect wholly-owned subsidiary of O’Reilly pursuant to which the Company is expected to become a wholly-owned subsidiary of O’Reilly. On June 11, 2008, O’Reilly’s newly formed, wholly-owned subsidiary, OC Acquisition Company, commenced the Exchange Offer. The Exchange Offer is described in detail above in Note 1 — Merger Agreement and Matters Related to the Company’s Indebtedness. The Exchange Offer is currently scheduled to expire at 12:00 midnight, EDT, on July 10, 2008, but, pursuant to the terms of the Merger Agreement, the expiration date may be extended under certain circumstances.

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
     In the following discussion, we refer to our current fiscal year ending February 1, 2009 as “fiscal 2008” and the prior fiscal year ended February 3, 2008 as “fiscal 2007.” We refer to the thirteen-week periods ended on May 4, 2008 and May 6, 2007 as the “first quarter” and the “thirteen weeks” of those respective fiscal years.
General
     CSK Auto Corporation (“CSK”) is the largest specialty retailer of automotive parts and accessories in the Western United States and one of the largest such retailers in the U.S., based, in each case, on store count. As of May 4, 2008, through our wholly owned subsidiary CSK Auto, Inc., we operated 1,345 stores in 22 states under one fully integrated operating format and the following four brand names (referred to collectively as “CSK stores”):
•	Checker Auto Parts, founded in 1969, with 487 stores in the Southwestern, Rocky Mountain and Northern Plains states and Hawaii;

•	Schuck’s Auto Supply, founded in 1917, with 218 stores in the Pacific Northwest and Alaska;

•	Kragen Auto Parts, founded in 1947, with 499 stores primarily in California; and

•	Murray’s Discount Auto Stores, founded in 1972, with 141 stores in the Midwest.
     During the first quarter of fiscal 2008, we opened 9 stores, relocated 2 stores and closed 15 stores (including the 2 relocated stores), resulting in a net decrease of 4 stores.
Recent Developments
Merger Agreement
     On April 1, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with O’Reilly Automotive, Inc. (“O’Reilly”) and an indirect wholly-owned subsidiary of O’Reilly pursuant to which we are expected to become a wholly-owned subsidiary of O’Reilly (the “Acquisition”).
     In order to effectuate the Acquisition, O’Reilly has agreed to commence an exchange offer (the “Exchange Offer”) pursuant to which each share of our common stock tendered in the Exchange Offer will be exchanged for (a) a number of shares of O’Reilly’s common stock equal to the “exchange ratio” (as calculated below), plus (b) $1.00 in cash (subject to possible reduction as described below). Pursuant to the Merger Agreement, the “exchange ratio” will equal $11.00 divided by the average trading price of O’Reilly’s common stock during the five consecutive trading days ending on and including the second trading day prior to the closing of the Exchange Offer; provided, that if such average trading price of O’Reilly’s common stock is greater than $29.95 per share, then the exchange ratio will be 0.3673, and if such average trading price is less than $25.67 per share, then the exchange ratio will be 0.4285. If such average trading price is less than or equal to $21.00 per share, we may terminate the Merger Agreement unless O’Reilly exercises its option to issue an additional number of its shares or increase the amount of cash to be paid such that the total value of O’Reilly common stock and cash exchanged for each share of our common stock is at least equal to $10.00 (less any possible reduction of the cash component of the offer price as described below).
     Upon completion of the Exchange Offer, any remaining shares of our common stock will be acquired in a second-step merger at the same price at which shares of our common stock were exchanged in the Exchange Offer.
     The Acquisition is expected to be completed during the second quarter of fiscal 2008 and is subject to regulatory review and customary closing conditions, including that at least a majority of our outstanding shares of common stock be tendered in the Exchange Offer and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period terminated on April 17, 2008).

     The Merger Agreement includes customary representations, warranties and covenants by us, including covenants (a) to cease immediately any discussions and negotiations with respect to an alternate acquisition proposal, (b) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (c) subject to certain exceptions, for our Board of Directors not to withdraw or modify its recommendation that our stockholders tender shares into the Exchange Offer. In addition, we have agreed to use reasonable best efforts to obtain appropriate waivers or consents under our credit or debt agreements and instruments if needed or if requested by O’Reilly to remedy any default or event of default thereunder that may arise after the date of the Merger Agreement (the “Credit Agreement Waivers”). The $1.00 cash component of the offer price for each share of our common stock tendered in the Exchange Offer will be subject to reduction in the event that we pay more than $3.0 million to our lenders in order to obtain any Credit Agreement Waivers. The $1.00 cash component per share may be reduced by an amount equal to the quotient obtained by dividing (x) by (y), where (x) equals the sum of any amount paid by us or our subsidiaries to the lenders under our credit agreements in connection with obtaining any bank consent, waiver, or amendment under the credit agreements after April 1, 2008, minus $3,000,000, and (y) equals the sum of (i) the total number of shares of the Company’s common stock outstanding immediately prior to the expiration of the Exchange Offer and (ii) a number of shares of the Company’s common stock determined by O’Reilly up to a maximum of the total number of shares of the Company’s common stock issuable upon the exercise or conversion of all options, warrants, rights and convertible securities (if any) that will be vested on or before the date that is 180 days after April 1, 2008. We do not anticipate a need to obtain any Credit Agreement Waivers prior to the anticipated closing of the Exchange Offer.
     The Merger Agreement contains certain termination rights for both us and O’Reilly, including if the Exchange Offer has not been consummated or if the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, had not occurred, in either case on or before the date that is 180 days after the date of the Merger Agreement, and provisions that permit termination in connection with the exercise of the fiduciary duties of our Board of Directors with respect to superior offers. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, we may be required to pay O’Reilly a termination fee of $22.0 million.
     In connection with the Acquisition, O’Reilly has received a commitment letter from Lehman Commercial Paper Inc., Lehman Brothers Inc., Lehman Brothers Commercial Bank, Bank of America, N.A., and Banc of America Securities LLC to provide a $1,200.0 million first lien senior secured revolving credit facility, which O’Reilly is expected to use, in part, to repay at the time of the closing of the Exchange Offer all amounts outstanding and other amounts payable under our $350.0 million floating rate term loan facility (the “Term Loan Facility”) and $325.0 million senior secured revolving line of credit (the “Senior Credit Facility”), following which such Facilities will be terminated. Thus, although the consummation of the Exchange Offer would result in an event of default and the possible acceleration of indebtedness under those facilities, it is contemplated that those facilities will be repaid in full and cease to exist at the closing of the Exchange Offer. If the Acquisition is completed as planned, our $100.0 million of 6 3/4% senior exchangeable notes (the “6 3/4% Notes”) will remain outstanding and will become exchangeable pursuant to their terms into shares of O’Reilly common stock. O’Reilly’s acquisition of our company and the closing of the Exchange Offer are not conditioned upon the completion of, or availability of funding under, its committed $1,200.0 million credit facility.
Term Loan Facility Financial Covenants
     Our Term Loan Facility contains a maximum leverage ratio covenant that we do not believe at this time we will be able to satisfy beginning in the first quarter of our fiscal year ending January 31, 2010 (“fiscal 2009”). As we did not obtain a waiver or amendment of that covenant prior to the completion of our financial statements for the first quarter of fiscal 2008, our belief that it is probable that this covenant will not be satisfied for the first quarter of fiscal 2009 has caused us to have to classify all of our indebtedness under the Term Loan Facility and the Senior Credit Facility, as well as the 6 3/4% Notes, as current liabilities in our financial statements beginning with our financial statements for the first quarter of fiscal 2008. Furthermore, beginning with the second quarter of fiscal 2008, we will be required to reduce (to twelve months) the time period over which we amortize debt issuance costs and debt discount, increasing the interest costs we report in our financial statements. The classification of all such indebtedness as current liabilities and the acceleration of the amortization of interest costs will not cause a default under our borrowing agreements. However, any such classification could have adverse consequences upon our relationships with, and the credit terms upon which we do business with, our vendors, although we expect such consequences, if any, to be limited due to the expected closing of the Exchange Offer in the second quarter of fiscal 2008. We do not expect to seek any waivers or amendments under our credit facilities prior to the closing of the Exchange Offer as these credit facilities are expected to be repaid and terminated upon closing of the Exchange Offer.
     If the Exchange Offer were to fail to close, prior to the end of the first quarter of fiscal 2009, we would seek to obtain a waiver or amendment of certain covenants contained in the Term Loan Facility, including the maximum leverage ratio covenant. No assurance can be given that we would be able to obtain such a waiver or amendment on terms that would be satisfactory to us. Failure to comply with the financial covenants of the Term Loan Facility would result in an event of default under the Term Loan Facility after the first quarter of fiscal 2009, which could result in the acceleration of all of our indebtedness thereunder, under the Senior Credit Facility and under the indenture under which the 6 3/4% Notes were issued, all of which could have a material adverse effect on us. See “Factors

Affecting Liquidity and Capital Resources — Debt Covenants” below.
Securities Class Action Litigation
     On March 21, 2008, as a result of ongoing settlement discussions regarding the securities class action litigation (described in Note 12 — Legal Matters in the notes to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report), Lead Plaintiff and the defendants (including the Company) reached an agreement in principle to settle the case. At a hearing on April 22, 2008, the United States District Court for the District of Arizona preliminarily approved the settlement. Pursuant to the settlement, the settlement amount will be $10.0 million in cash (which was funded by our directors and officers liability insurance carrier) and $1.7 million in our stock (to be contributed by us and valued at the closing price of our stock on March 20, 2008). The settlement also includes certain corporate governance and contracting policy terms that would apply so long as we remain an independent company. A hearing on the final approval of the settlement is scheduled for July 1, 2008.
Insurance Recovery
     On May 1, 2008, we and our primary layer directors and officers liability insurer entered into an agreement whereby the insurer agreed to fund $10.0 million into an interest-bearing escrow account to effect the proposed settlement of the securities class action litigation. The insurer also agreed not to pursue any future claims for recovery against us for $5.0 million of defense costs (primarily legal fees) relating to such litigation and the shareholder derivative litigation and governmental investigations discussed below, that the insurer had agreed to reimburse to us or pay directly to third parties. We had previously expensed such costs as they were incurred. Pursuant to such agreement, we agreed to release (upon the insurer’s payment to the $15.0 million policy limit) the insurer from any further claims under the related policy. The insurer funded the escrow account on April 28, 2008.
     As mentioned above, the United States District Court for the District of Arizona granted preliminary approval to the proposed settlement of the securities class action litigation on April 22, 2008, and a hearing on the final approval is scheduled for July 1, 2008. Although not anticipated, in the event that the final settlement is not approved by the Court in July, the $10.0 million and all accrued interest will be repaid to the insurer and once again become available pursuant to the terms of the policy.
     During the first quarter of fiscal 2008, we recognized a $15.0 million insurance recovery as a result of, among other things, the previously mentioned agreement with the insurer and management’s conclusion, which was based in part on the advice of counsel, that it is probable that the Court will grant final approval of the settlement. Other assets in the consolidated balance sheet at May 4, 2008 included $10.0 million relating to our beneficial interest in the escrow account which will be used to satisfy our settlement obligation which we accrued in the fourth quarter of fiscal 2007.
Governmental Investigations
     The Securities and Exchange Commission (the “SEC”) is conducting an investigation related to certain of our historical accounting practices. On November 27, 2006, the SEC served a subpoena on us seeking the production of documents from the period January 1, 1997 to the date of the subpoena related primarily to the types of matters identified in the Audit Committee-led independent accounting investigation (referred to here in as the “Audit Committee-led Investigation”), including internal controls and accounting for inventories and vendor allowances. On December 5, 2006, the SEC also served document subpoenas on former executives Messrs. Jenkins, Fraser and Watson. Since that time, the SEC has served subpoenas for documents and testimony on, and requested testimony from, current and former employees, officers, directors and other parties it believes may have information relevant to the investigation. Our Audit Committee has shared with the SEC the conclusions of the Audit Committee-led investigation and other information related to its investigation.
     On May 1, 2008, we received a notification from the Staff of the Pacific Regional Office (the “Staff”) of the SEC relating to a previously disclosed investigation that was prompted by matters that had been raised by our internal audit and accounting personnel in late 2005 and early 2006. The notification, commonly referred to as a “Wells Notice,” indicates that the Staff is considering recommending to the SEC that the SEC bring an enforcement action against us alleging that it violated certain provisions of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.
     Under applicable procedures, before the Staff can make a formal recommendation regarding what action, if any, should be taken by the SEC, we have the opportunity to make (and made on June 6, 2008) a written submission outlining why we believe an enforcement action should not be instituted. If the Staff ultimately makes an enforcement recommendation to the SEC, our submission will be forwarded to the SEC for purposes of the SEC’s consideration before making a final determination on the matter. As previously disclosed, we have been cooperating with the Staff and the SEC since we first publicly disclosed these matters in 2006, and we continue to do so.

     In addition, the U.S. Attorney’s office in Phoenix (the “USAO”) and the Department of Justice in Washington, D.C. (the “DOJ”) have opened an investigation related to these historical accounting practices. Counsel for our Audit Committee-led investigation has met with the USAO and DOJ and has shared with them requested information from the Audit Committee-led investigation. At this time, the Company cannot predict when these investigations will be completed or what their outcomes will be.
Results of Operations
     The following discussion summarizes the significant factors affecting our operating results for the thirteen weeks ended May 4, 2008 and May 6, 2007. This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report as well as our Annual Report on Form 10-K for fiscal 2007 (the “2007 10-K”).
     The following table expresses the statements of operations as a percentage of sales for the periods shown:

	Thirteen Weeks Ended
	May 4,	May 6,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	52.9%	53.4%

Gross profit	47.1%	46.6%
Other costs and expenses:
Operating and administrative	44.6%	42.1%
Investigation, litigation and restatement costs	0.2%	1.0%
Insurance recovery	-3.3%	0.0%
Store closing costs	0.2%	0.1%

Operating profit	5.4%	3.4%
Interest expense, net	3.3%	2.8%

Income before income taxes	2.1%	0.6%
Income tax expense	0.8%	0.2%

Net income	1.3%	0.4%

Thirteen Weeks Ended May 4, 2008 Compared to Thirteen Weeks Ended May 6, 2007
     Retail sales represent sales to the do-it-yourself customer. Commercial sales represent sales to commercial accounts, including such sales from stores without commercial sales centers. We evaluate comparable (or “same-store”) sales based on the change in net sales commencing after the time a new store has been open or an acquired store has been owned by us for 12 months. Therefore, sales for the first 12 months a new store is open or an acquired store is owned are not included in the comparable store calculation. Stores that have been relocated are included in the comparable store sales calculations immediately.
     Net sales for the first quarter of fiscal 2008 decreased 2.5%, or $11.9 million, compared to the first quarter of fiscal 2007. Net sales were $461.1 million in the first quarter of fiscal 2008, compared to $473.0 million in the first quarter of fiscal 2007. The decrease in sales was primarily due to decreased same store sales, which was partially offset by sales from nine net new stores added from May 7, 2007 through May 4, 2008. Although net sales decreased overall, commercial sales continued to increase, which we believe was due, in part, to our continued emphasis on growing our commercial business, which has a higher potential growth rate than the retail market.
     Total same store sales declined by 3.1%. Same store retail sales, which make up the majority of our sales, declined 5.1%, compared to a 2.5% decline in the comparable period of fiscal 2007. Same store commercial sales increased 6.1%, compared to a 10.3% increase in the comparable period in fiscal 2007. The decline in total same store sales was due to a decline in customer count of 6.7% (measured by the number of in-store transactions in stores that have been opened more than one year), which was partially offset by an increase in the average transaction size of 3.9% (measured by dollars spent per sale transaction). We believe that same store sales during this period were adversely affected by persistent high gas prices and the deterioration in general economic conditions.
     Gross profit consists primarily of net sales less the cost of sales. Costs of sales includes the total cost of merchandise sold including freight expenses associated with moving merchandise inventories from our vendors to our distribution centers and warehouses, vendor allowances and cash discounts on payments to vendors, inventory shrinkage, warranty costs, costs associated with purchasing and operating the distribution centers and warehouses, and freight expense associated with moving merchandise inventories from the distribution centers to our retail stores. Gross profit as a percentage of net sales may be affected by net sales volume, variations in our channel mix and our product mix, price changes in response to competitive factors, changes in our shrink expense, warranty expense and warehousing and distribution costs, and fluctuations in merchandise costs and vendor programs. Gross profit may not be comparable to that of other companies as it does not include payroll, occupancy, and depreciation costs for our retail locations.
     Gross profit for the first quarter of fiscal 2008 decreased 1.5%, or $3.3 million, compared to the first quarter of fiscal 2007. Gross profit was $217.3 million, or 47.1% of sales, for the first quarter of fiscal 2008, as compared to $220.6 million, or 46.6% of sales, for the first quarter of fiscal 2007. The decrease in gross profit dollars was the result of the decline in sales, offset in part by increased purchasing and handling costs capitalized in the first quarter of fiscal 2008 relative to increased inventory purchases compared with the same period in fiscal 2007. The increase in the gross margin percentage was primarily due to the higher purchasing and handling costs capitalized in the first quarter of fiscal 2008 compared with the same period in fiscal 2007. These factors were partially offset by increased commercial sales, as commercial sales carry lower margins than retail sales.
     Operating and administrative expenses are comprised of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, which include salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.
     Operating and administrative expenses were $205.8 million, or 44.6% of net sales, in the first quarter of fiscal 2008, compared to $199.2 million, or 42.1% of net sales, in the first quarter of fiscal 2007. Operating and administrative expenses increased $6.6 million as a result of expenses associated with the nine net new stores added from May 7, 2007 through May 4, 2008, as well as expenses of approximately $2.7 million related to the pending Acquisition (discussed in “Recent Developments” above) and an increase of compensation expense of approximately $1.4 million due to increased employee incentive compensation costs.
      Our response to the governmental investigations associated with the matters that were reviewed in the Audit Committee-led investigation and the defense of the securities class action and derivative lawsuits described in Note 12 – Legal Matters in the notes to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report resulted in investigation, litigation and restatement expenses of $1.0 million in the first quarter of fiscal 2008, compared to $4.6 million incurred in the first quarter of fiscal 2007.
     On May 1, 2008, we and our primary layer directors and officers liability insurer entered into an agreement whereby the insurer agreed to fund $10.0 million into an interest-bearing escrow account to effect the proposed settlement of the securities class action litigation. The insurer also agreed not to pursue any future claims for recovery against us for $5.0 million of defense costs (primarily legal fees) relating to such litigation, the shareholder derivative litigation and the governmental investigations, that the insurer had agreed to reimburse to us or pay directly to third parties. We had previously expensed such costs as they were incurred. Pursuant to such agreement, we agreed to release (upon the insurer’s payment to the $15.0 million policy limit) the insurer from any further claims under the related policy. The insurer funded the escrow account on April 28, 2008.
      The United States District Court for the District of Arizona granted preliminary approval to the proposed settlement of the securities class action litigation on April 22, 2008, and a hearing on the final approval is scheduled for July 1, 2008. Although not anticipated, in the event that the final settlement is not approved by the Court in July, the $10.0 million and all accrued interest will be repaid to the insurer and once again become available pursuant to the terms of the policy.
     During the first quarter of fiscal 2008, we recognized a $15.0 million insurance recovery as a result of, among other things, the previously mentioned agreement with the insurer and management’s conclusion, which was based in part on the advice of counsel, that it is probable that the Court will grant final approval of the settlement. Other current assets in the consolidated balance sheet at May 4, 2008 included $10.0 million relating to our beneficial interest in the escrow account which will be used to satisfy our settlement obligation which we accrued in the fourth quarter of fiscal 2007.
     Store closing costs include amounts for new store closures, revisions in estimates for stores currently in the closed store reserve, accretion expense, and operating and other expenses. Store closing costs in the first quarter of fiscal 2008 were $0.8 million, compared to $0.7 million for the comparable period in fiscal 2007. Costs increased primarily due to revisions in store closing costs expensed during the first quarter of fiscal 2008.
     Interest expense for the first quarter of fiscal 2008 increased to $15.4 million from $13.3 million for the first quarter of fiscal 2007, primarily as a result of the higher rates paid by us following our Term Loan Facility amendments in fiscal 2007. Our weighted average interest rate for the first quarter of fiscal 2008 increased to approximately 10.0% as compared to approximately 8.83% for the comparable period of fiscal 2007.
     The income tax expense for the first quarter of fiscal 2008 was $3.9 million, compared to $1.1 million for the same period in 2007. Our effective tax rate was 42.2% in the first quarter of fiscal 2008 compared to 39.8% for the first quarter of fiscal 2007. The increase in the effective tax rate in the first quarter of fiscal 2008 is primarily attributable to the recognition of the previously mentioned insurance recovery as well as the impact of a new gross receipt tax in the state of Michigan.
     During the first quarter of fiscal 2008, we had net income of $5.4 million, or $0.12 per diluted common share, compared to net income of $1.7 million, or $0.04 per diluted common share, for the first quarter of fiscal 2007.

Liquidity and Capital Resources
Overview of Liquidity
     Debt is an important part of our overall capitalization. Our outstanding debt balance (excluding capital leases) as of May 4, 2008 and February 3, 2007 was $509.6 million and $503.0 million, respectively. Our primary cash requirements include working capital (primarily inventory), interest on our debt and capital expenditures. As a result of the borrowing base limitations of our Senior Credit Facility, at May 4, 2008, we had approximately $185.9 million of availability under our Senior Credit Facility. However, the maximum leverage covenant under our Term Loan Facility limits the total amount of indebtedness we can have outstanding and, as of May 4, 2008, would have only permitted additional borrowings of approximately $117.2 million, regardless of which facility they were borrowed under. The Term Loan Facility was amended on October 10, 2007 and further amended on December 18, 2007 to, among other things, modify the minimum fixed charge coverage ratio and the maximum leverage ratio covenants contained in the Term Loan Facility for the fourth quarter of fiscal 2007 and each of the quarters of fiscal 2008. See the “Factors Affecting Liquidity and Capital Resources — Debt Covenants” section below for a discussion of our compliance with debt covenants.
     We are required to make quarterly debt principal payments of 0.25% of the aggregate principal amount of the loans under our Term Loan Facility beginning December 31, 2006. We paid approximately $0.9 million in debt principal payments under this Facility in the first quarter of fiscal 2008. We are not required to make debt principal payments on our Senior Credit Facility until 2010. Our 6 3/4% Notes become exchangeable if our common stock price exceeds $21.45 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Such an exchange would require repayment of the principal amount of the 6 3/4% Notes in cash and any premium in our common stock. If not exchangeable sooner, the earliest date that the noteholders may require us to repurchase the 6 3/4% Notes is December 15, 2010.
     We intend to fund our cash requirements with cash flows from operating activities, borrowings under our Senior Credit Facility and short-term trade credit relating to payment terms for merchandise inventory purchases. We believe these sources should be sufficient to meet our cash needs for the foreseeable future. However, if we become subject to significant judgments, settlements or fines related to the matters discussed in Note 12 — Legal Matters in the notes to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report or any other matters, we could be required to make significant payments that could materially and adversely affect our financial condition, potentially impacting our credit ratings, our ability to access the capital markets and our compliance with our debt covenants.
Analysis of Cash Flows
     Net cash provided by operating activities was $2.3 million in the first quarter of fiscal 2008, compared to $7.7 million during the first quarter of fiscal 2007, or a decrease of $5.4 million. The decrease in operating cash flow was due to an increase in inventories, the timing of prepaid expenses, and a decrease in current accrued liabilities. Reduced cash inflow relative to these factors was partially offset by an increase in accounts payable.
     Net cash used in investing activities totaled $4.4 million for the first quarter of fiscal 2008, compared to $9.3 million for the first quarter of fiscal 2007. The decrease in cash used in investing activities in the first quarter of fiscal 2008 was primarily caused by our cost-saving efforts related to capital expenditures, which decreased approximately $4.9 million.
     Net cash provided by financing activities totaled $5.2 million for the first quarter of fiscal 2008, compared to $4.7 million for the first quarter of fiscal 2007. In the first quarter of fiscal 2008, we had net borrowings of $6.5 million under our Senior Credit Facility, compared to $8.5 million of net payments in fiscal 2007.
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
     We have seller financing arrangements related to debt established for stores where we were the seller-lessee and did not recover substantially all of the related construction costs. In those situations, we recorded our total cost in property and equipment, and recorded amounts funded by the lessor as a debt obligation on our balance sheet. Rental payments under these arrangements are allocated between interest expense and reduction of the underlying obligation based on the related amortization schedule.
     As of May 4, 2008, there are no material changes to the contractual obligations table disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 10-K. The contractual obligations table in the 2007 10-K excludes liabilities with respect to unrecognized tax benefits. We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) at the beginning of fiscal 2007. At May 4, 2008, we had approximately $9.4 million of unrecognized tax benefits as a result of our adoption of FIN 48. We do not expect these unrecognized income tax benefits to result in cash payments over the next 12 months. Beyond the next year, timing of any cash payments is uncertain.
     We have contractual obligations for stores for which we closed prior to the end of the lease term. We attempt to sublease closed locations and reduce the remaining lease payments owed by the estimated sublease income. We expect net cash outflows for closed store locations as of fiscal 2007 year-end of approximately $0.9 million during fiscal 2008. These future cash outflows are expected to be funded from normal operating cash flows. It is anticipated that approximately 48 stores in fiscal 2008 will be closed or relocated. We anticipate that the majority of these closures will occur near the end of the lease terms, resulting in minimal closed store costs. As a result, closed store expenses for these stores will principally relate to the period costs of actually closing the stores and transporting our inventory, fixtures and other assets we own in the store.
     During the first quarter of fiscal 2008, the Compensation Committee of our Board of Directors approved several new and enhanced severance and retention arrangements for headquarters staff and our officers based on the non-management directors’ determination that it was in our stockholders’ best interests that our personnel remain focused on their assigned duties and the operations of the business in the context of the uncertainty and potential for distraction associated with the near term likelihood of a change in control. These arrangements included:
•	New severance plan for corporate headquarters facilities personnel not covered by other agreements or arrangements that provides for enhanced severance benefits for certain position levels in the context of termination of employment in conjunction with a change in control;

•	New severance agreements providing for standard and change in control severance benefits for Regional Vice Presidents;

•	Amendments to existing corporate Vice President severance agreements that eliminate mitigation and offset requirements upon a termination of employment in a change in control context;

•	Amendments to existing severance and retention arrangements for senior officers providing for enhanced severance benefits upon termination of employment in the context of a change in control; and

•	Retention bonuses for certain personnel.
Store Closing Costs
     Store closing costs include amounts for new store closures, revisions in estimates for stores currently in the closed store reserve, accretion expense, and operating and other expenses. See Note 6 — Store Closing Costs in the notes to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report.
     We expect net cash outflows for closed locations included in our 2007 ending liability balance to be approximately $0.9 million during the remainder of fiscal 2008. Of these net outflows, approximately $5.1 million is expected to relate to rent and occupancy expenses. These expenses are expected to be offset by estimated sublease income of $4.2 million. The expected accretion to be expensed in the remaining three quarters of fiscal 2008 on the liability as of the end of the first quarter of fiscal 2007 is approximately $0.4 million. The cash flow amounts above only relate to contractual commitments and do not include period expenses incurred when a store is closed and also the period costs incurred related to closed stores.
Factors Affecting Liquidity and Capital Resources
Sales Trends
     Our business is somewhat seasonal in nature, with the highest sales occurring in the months of June through October (overlapping our second and third fiscal quarters). In addition, our business is affected by weather conditions. While unusually severe or inclement weather tends to reduce sales, as our customers are more likely to defer elective maintenance during such periods, extremely hot and cold temperatures tend to enhance sales by causing auto parts to fail and sales of seasonal products to increase. Higher gasoline prices, such as we are experiencing in fiscal 2008 and experienced in fiscal 2007, may also adversely affect our revenues because our customers may defer purchases of certain items as they use a higher percentage of their income to pay for gasoline. Additionally, we believe that our sales are impacted by general economic conditions, and that our sales in the first quarter of fiscal 2008 were adversely affected by the deterioration in general economic conditions.

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
Debt Covenants
     Certain of our debt agreements at May 4, 2008 contained negative covenants and restrictions on actions by us and our subsidiaries including, without limitation, restrictions and limitations on indebtedness, liens, guarantees, mergers, asset dispositions, investments, loans, advances and acquisitions, payment of dividends, transactions with affiliates, change in business conducted, and certain prepayments and amendments of indebtedness.
     Auto is, under certain circumstances not applicable during the quarter ended May 4, 2008, subject to a minimum ratio of consolidated earnings before interest, taxes, depreciation, amortization and rent expense, or EBITDAR, to fixed charges (as defined in the agreement, the “Fixed Charge Coverage Ratio”) under a Senior Credit Facility financial maintenance covenant; however, under the second waiver we entered into during the second quarter of the fiscal year ended February 4, 2007 and under all subsequent waivers, Auto was required to maintain a minimum 1:1 Fixed Charge Coverage Ratio until the termination of such waiver and all subsequent waivers. The filing of the Quarterly Report for the second quarter of fiscal 2007 resulted in the termination of the requirement to maintain the minimum 1:1 Fixed Charge Coverage Ratio imposed by these waivers. For the twelve months ended May 4, 2008, we would have been in compliance with this covenant had it been applicable.
     The Term Loan Facility contains certain financial covenants, one of which is the requirement of a minimum fixed charge coverage ratio (as separately defined in the Term Loan Facility). At May 4, 2008, the minimum fixed charge coverage ratio was 1.20:1 for the first quarter of fiscal 2008, 1.15:1 for the second quarter of fiscal 2008, 1.20:1 for the third and fourth quarters of fiscal 2008, and 1.45:1 thereafter. For the thirteen weeks ended May 4, 2008, our actual ratio was 1.31:1. The minimum ratios for fiscal 2008 reflect the December 18, 2007 fourth amendment to the Term Loan Facility.
      The Term Loan Facility also requires compliance with a maximum leverage ratio covenant. The December 18, 2007 fourth amendment to the Term Loan Facility increased the maximum leverage ratio permitted under the Term Loan Facility for the fourth quarter of fiscal 2007 and for each of the quarters of fiscal 2008. The amendment increased the maximum leverage ratio permitted as of May 4, 2008, to 5.80:1 for the first quarter of fiscal 2008, 6.00:1 for the second quarter of fiscal 2008, 5.75:1 for the third quarter of fiscal 2008, and 4.50:1 for the fourth quarter of fiscal 2008, while leaving all other ratios unchanged. The maximum leverage ratio permitted declines to 3.25:1 after the end of fiscal 2008 and further declines to 3.00:1 at the end of fiscal 2009. As of May 4, 2008, our actual leverage ratio was 4.74:1.
     The maximum leverage ratio permitted in the first quarter of fiscal 2009 decreases significantly to 3.25:1 from 5.75:1 in the third quarter of fiscal 2008 and 4.50:1 in the fourth quarter of fiscal 2007. Based on our current financial forecast, we do not expect to be able to satisfy this covenant for the first quarter fiscal 2009, and, as a result, we have classified all of our indebtedness under the Term Loan Facility and the Senior Credit Facility, as well as the 6 3/4% Notes, as current liabilities in the consolidated balance sheet as of May 4, 2008. Furthermore, beginning with the second quarter of fiscal 2008, we will be required to reduce (to twelve months) the time period over which we amortize debt issuance costs and debt discount, increasing the interest costs we report in our financial statements. The classification of all such indebtedness as current liabilities and the acceleration of the amortization of interest costs will not cause a default under our borrowing agreements. However, any such classification could have adverse consequences upon our relationships with, and the credit terms upon which we do business with, our vendors, although we expect such consequences, if any, to be limited due to the expected closing of the Exchange Offer in the second quarter of fiscal 2008. We do not expect to seek any waivers or amendments under its credit facilities prior to the closing of the Exchange Offer as these credit facilities are expected to be repaid and terminated upon closing of the Exchange Offer.
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
     Upon the occurrence and during the continuance of an event of default under the Senior Credit Facility or the Term Loan Facility, the lenders thereunder could elect to terminate the commitments thereunder (in the case of the Senior Credit Facility only), declare all amounts owing thereunder to be immediately due and payable and exercise the remedies of a secured party against the collateral granted to them to secure such indebtedness. If the lenders under either the Senior Credit Facility or the Term Loan Facility accelerate the payment of the indebtedness due thereunder, we cannot be assured that our assets would be sufficient to repay in full such indebtedness, which is collateralized by substantially all of our assets. At May 4, 2008, we were in compliance with the covenants under all our debt agreements.
Interest Rates
     Financial market risks relating to our operations result primarily from changes in interest rates. Interest earned on our cash equivalents as well as interest paid on our variable rate debt are sensitive to changes in interest rates.
     Under our current debt and capital lease agreements, as of May 4, 2008, 76% of our outstanding debt and capital leases was at variable interest rates and 24% of our outstanding debt was at fixed interest rates. As of May 4, 2008, with $397.8 million in variable rate debt outstanding, a 1% change in the LIBOR rate to which this variable rate debt is tied would result in a $4.0 million change in our annual interest expense. This estimate assumes that our debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period. Our variable rate debt relates to borrowings under our Senior Credit Facility and Term Loan Facility, which are vulnerable to movements in the LIBOR rate.
Critical Accounting Matters
     For a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2007 10-K under the heading “Critical Accounting Matters.”
Recent Accounting Pronouncements
     For a discussion of recent accounting pronouncements, please refer to Note 3 — Recent Accounting Pronouncements in the notes to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     See “Factors Affecting Liquidity and Capital Resources” above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) and 15d—15(e) under the Exchange Act was performed as of May 4, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 4, 2008 because of the material weaknesses identified in our evaluation of internal control over financial reporting as disclosed in our 2007 10-K.
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
MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
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
     Management identified the following material weaknesses in the Company’s internal control over financial reporting as of May 4, 2008:
1)	Resources, and Policies and Procedures to Ensure Proper and Consistent Application of GAAP — The Company failed to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. This material weakness in the Company’s resources, and policies and procedures contributed to the following additional material weakness:

a)	Financial Reporting — The Company did not maintain effective controls over the completeness and accuracy of its period-end financial reporting process. Specifically, effective controls, including monitoring, were not maintained to ensure (i) timely resolution of reconciling items and review of account reconciliations over certain balance sheet accounts, (ii) timely recording of required period-end adjustments, and (iii) accumulation and review of all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures.
     These material weaknesses contributed to the following additional material weaknesses and resulted in adjustments to the Company’s fiscal 2007, 2006 and 2005 annual and interim consolidated financial statements and in adjustments to the Company’s consolidated financial statements for the first fiscal quarter of 2008 prior to the inclusion of their annual and interim financial statements in the Company’s periodic filings with the SEC and to the restatement of the Company’s previously filed fiscal 2004 and the fiscal year ended February 1, 2004 (“fiscal 2003”) annual consolidated financial statements and consolidated financial statements for each of the first three quarter of fiscal 2005 and for each of the quarters of fiscal 2004 as described in the Company’s Form 10-K for fiscal 2005 filed May 1, 2007. Additionally, these material weaknesses could result in misstatements of any of the Company’s consolidated financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
     3) Accounting for Vendor Allowances — The Company did not maintain effective controls over the completeness, accuracy and valuation of its vendor allowances. Specifically, effective controls, including monitoring, were not maintained to ensure that (i) errors were prevented or detected in interim and annual estimates of vendor allowances under certain contracts and that vendor allowances were recorded in the appropriate general ledger accounts to allow for appropriate inventory cost capitalization calculations, (ii) all final contracts were reviewed by accounting personnel on a timely basis, and (iii) accounting of vendor allowances were recorded in the proper periods.
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
     These material weaknesses described in 2 - 4 above resulted in adjustments to the aforementioned accounts within the Company’s fiscal 2007, 2006 and 2005 annual and interim consolidated financial statements and in adjustments to the Company’s consolidated financial statements for the first fiscal quarter of 2008 prior to the inclusion of their annual and interim financial statements in the Company’s periodic filings with the SEC, and to the restatement of the Company’s previously filed fiscal 2004 and 2003 annual consolidated financial statements and consolidated financial statements for each of the first three quarters of fiscal 2005 and for each of the quarters of fiscal 2004, as described in the Company’s Form 10-K for fiscal 2005 filed on May 1, 2007. In addition, each of the material weaknesses described above could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements and disclosures that would not be prevented or detected on a timely basis.
PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES
Remediation Initiatives
     The Board of Directors created a Remediation Committee comprised of certain positions within key functional areas of the Company and co-chaired by the General Counsel and the Chief Financial Officer to develop and implement a remediation plan to address the material weaknesses and other deficiencies noted from the completion of the Company’s evaluation of internal controls over financial reporting. The remediation plan that the Remediation Committee has been working with reflects the input of the disinterested directors (the five of our seven directors who were not current or former members of management at the time the remediation plan was developed) and includes (1) ethics and compliance training; (2) hotline awareness and education; (3) corporate governance training; (4) conflicts of interest training; (5) awareness and education of the Company’s Codes of Business Conduct and Ethics; and (6) targeted training geared toward certain functional areas on such topics as vendor arrangements and the Sarbanes-Oxley Act of 2002.
     To remediate the material weaknesses described above, the Company has implemented or plans to implement the remedial measures described below. In addition, the Company plans to continue its evaluation of its controls and procedures and may, in the future, implement additional enhancements:
     Resources and Policies and Procedures to Ensure Proper and Consistent Application of GAAP — The Company plans to prepare or enhance formal written accounting policies and procedures and establish procedures and processes for their periodic update. In addition, procedures are being prepared to provide for the ability to effectively audit compliance with such policies and procedures.
     The Company continues to assess staffing requirements to ensure the Finance organization has the necessary resources that have knowledge, experience and training in the application of GAAP to handle the Company’s operations and related financial reporting requirements. These personnel, along with a rigorous monthly financial statement review and comparison of actual results to budget, are intended to assist in substantiating that our financial reporting is in compliance with GAAP and SEC rules and regulations. The Company plans to increase the accounting, internal control, and SEC reporting acumen and accountability of its Finance organization employees with training, which is planned to include, among other things, in-house training and development programs to enhance their competency with respect to GAAP and financial reporting.

     Financial Reporting — Formalized procedures are being enhanced to provide for the proper preparation of account reconciliations and their independent review and approval. The Company is also automating certain procedures so that it will be more effective and efficient in completing and reviewing account reconciliations and preparing complete, accurate and timely supporting documentation for the account reconciliations. The inclusion of this supporting documentation is intended to allow the approver to more effectively and efficiently ascertain whether the account reconciliations are correct and in accordance with the Company’s policies and procedures.
     Accounting for Inventory — The Company has instituted monitoring processes to ensure compliance with its established policies to assure timely reconciliations of all physical inventories and evaluation of the results of the reconciliations in the general ledger, as well as independent supervisory review of the reconciliations. Review and approval processes are in place for distribution centers, warehouses and stores to ensure inventory shrink estimates are calculated in accordance with established procedures. We plan to enhance our reconciliation process of the book and perpetual inventory for each reporting period to mitigate the risk of material unsubstantiated balances accumulating in general ledger accounts. Longer term, we plan to make system enhancements so that our book and perpetual systems function as one system that is used to replenish the inventory and utilize the same information to account for on-hand merchandise inventory and cost of sales. Currently, the Company uses an estimation technique for determining its in-transit inventory rather than halting operations to enable a physical inventory of in-transit merchandise to be conducted. This estimate is reviewed and approved on a monthly basis. In the future, the inventory department expects its systems will be modified that will allow for a systematic method of determining the in-transit inventory balances. In connection with the adjustments of inventory and cost of sales for warranty, cores and allowance for sales returns, the Company has developed more rigorous processes for the independent review of the methodology and underlying judgments used in developing the estimates that underlie the related accounts.
     Accounting for Vendor Allowances — The Company’s remediation activities have improved the contract review and approval process and accounting for vendor allowances. However, during fiscal 2007, we continued to experience issues inherent in our manual vendor allowance process and we rely on management monitoring to detect and correct errors that could be material. That monitoring has reduced the frequency of errors, but not quite enough to conclude we have fully remediated this material weakness. Management plans to implement new procedures and increase its monitoring by: a) performing fluctuation analysis in the recording of estimates, b) implementing additional required approvals to allow increased oversight to help in accuracy and general ledger coding, c) enhancing the period-end recognition review meeting’s effectiveness and use of the contract log to identify open contracts for timely approval, d) reviewing certain contracts quarterly for valuation instead of annually to reduce potential large year-end correcting entries, and e) reviewing large valued vendor agreements recorded in the vendor contract log with much more depth at quarter-end to potentially avoid large adjustments in subsequent quarters.
     Accounting for Certain Accrued Expenses — The Company’s remediation measures planned to address the material weakness related to the Company’s recording of accrued expenses include the development of a standardized checklist of expected accrual items and the implementation of a process of enhanced review of invoices, disbursements and other supporting documentation at the end of each quarter to provide for proper recording of accrued expenses and liabilities. In addition, we believe that the formal review procedures for period-end closings and account reconciliations and the knowledge and experience the new Finance organization management brings, along with written policies and procedures, should remediate this material weakness.
Interim Measures Pending Completion of Remediation Initiatives
     Management has not yet implemented all of the measures described above or adequately tested those controls already implemented. Nevertheless, management believes those remediation measures already implemented, together with the additional measures undertaken by the Company described below, satisfactorily address the material weaknesses described above as they might affect the consolidated financial statements and information included in this Quarterly Report. These additional measures included the following:
•	Additional planning, analysis and procedures, and management reviews have been performed to ensure the accuracy of financial reporting contained in this Quarterly Report.

•	Where the Company identified the existence of a material weakness, the Company has performed extensive substantive procedures to ensure that affected amounts are fairly stated for all periods presented in this Quarterly Report.

•	The Company retained experienced accounting consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the fiscal 2008 quarterly reporting process.

•	The Company conducted a detailed and extensive review of account reconciliations, non-routine transactions and agreements, and financial statement classifications for accuracy and conformance with GAAP.
Control deficiencies not constituting material weaknesses
     In addition to the material weaknesses described above, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of May 4, 2008. The Company implemented during fiscal 2007, first quarter of fiscal 2008, and plans to implement during the remainder of fiscal 2008, various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.
Management’s conclusions
     Management believes the remediation measures described above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified above. Although management has not yet implemented all of these measures or tested all those that have been implemented, management has concluded that the interim measures described above, provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Quarterly Report and has discussed its conclusions with the Company’s Audit Committee.
     The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its disclosure controls and procedures and its internal control over financial reporting in order to ensure compliance with the requirements of SOX 404. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. As management continues to evaluate and improve the Company’s internal control over financial reporting, it may determine to take additional measures to address control deficiencies, and it may determine not to complete certain of the measures described above.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     During the quarter ended May 4, 2008, we implemented certain new internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have refined the process to improve the timeliness and quality of account reconciliations for certain balance sheet accounts pertaining to our significant accounting policies. We will continue to make additional enhancements in this area. We believe these additional controls, in combination with our continued efforts to (i) enhance previously existing controls, and (ii) provide internal training to remediate the material weaknesses that continue to exist, will strengthen our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     Please refer to Note 12 — Legal Matters in the notes to the unaudited consolidated financial statements included in Item 1 of Part I above, which is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in the 2007 10-K.
Item 6. Exhibits
     The Exhibit Index located at the end of this Quarterly Report is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSK Auto Corporation
DATED: June 13, 2008
	By:	/s/ Lawrence N. Mondry
Lawrence N. Mondry
President and Chief Executive Officer

	By:	/s/ James D. Constantine
James D. Constantine
Executive Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.01	Agreement and Plan of Merger among O’Reilly Automotive, Inc., OC Acquisition Company and CSK Auto Corporation, dated April 1, 2008, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on April 7, 2008 (File No. 001-13927).

3.01	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.01 to our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.02	Certificate of Correction to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.02 to our Annual Report on Form 10-K, filed on May 4, 1998 (File No. 001-13927).

3.03	Certificate of Amendment to the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.2.1 to our Quarterly Report on Form 10-Q, filed on September 18, 2002 (File No. 001-13927).

3.04	Second Certificate of Amendment of the Restated Certificate of Incorporation of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.04 to our Quarterly Report on Form 10-Q, filed on December 9, 2005 (File No. 001-13927).

3.05	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03 to our Annual Report on Form 10-K, filed on April 28, 1999 (File No. 001-13927).

3.06	First Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.1 to our annual report on Form 10-K, filed on May 1, 2001 (File No 001-13927).

3.07	Second Amendment to Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.03.2 to our Quarterly Report on Form 10-Q, filed on June 14, 2004 (File No. 001-13927).

3.08	Third Amendment to Amended and Restated By-Laws of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 16, 2007 (File No. 001-13927).

3.09	Fourth Amendment to Amended and Restated By-Laws of CSK Auto Corporation, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on September 5, 2007 (File No. 001-13927).

4.01	Rights Agreement, dated February 4, 2008, by and between CSK Auto Corporation and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A, filed on February 5, 2008 (File No. 001-13927).

10.01	First Amendment to the CSK Auto Corporation 1996 Associate Stock Option Plan, effective as of March 31, 2008, incorporated herein by reference to Exhibit 10.4.1 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.02	First Amendment to the CSK Auto Corporation 1996 Executive Stock Option Plan, effective as of March 31, 2008, incorporated herein by reference to Exhibit 10.7.1 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.03	First Amendment to the CSK Auto Corporation 1999 Employee Stock Option Plan, effective as of March 31, 2008, incorporated herein by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.04	First Amendment to the CSK Auto Corporation 2004 Stock and Incentive Plan, effective as of March 31, 2008, incorporated herein by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.05	Form of Amended and Restated Severance and Retention Agreement between CSK Auto, Inc. and each of its then senior executive officers (other than Lawrence Mondry), incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.06	Second Amendment to Amended and Restated Outside Director Compensation Policy, effective as of March 7, 2008, incorporated herein by reference to Exhibit 10.29.2 to our

Exhibit
Number	Description

Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.07	First Amendment to Employment Agreement, dated as of March 31, 2008, by and between CSK Auto, Inc., and Lawrence N. Mondry, incorporated herein by reference to Exhibit 10.38.1 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.08	2008 Cash in Lieu Bonus Plan, dated March 18, 2008, incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.08.1	Form of Notice of Participation in 2008 Cash in Lieu Bonus Plan, incorporated herein by reference to Exhibit 10.42.1 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.9	Side Letter between CSK Auto, Inc., CSK Auto Corporation and Michael Bryk, dated March 31, 2008, regarding reimbursement for travel and temporary living expenses, incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.10	Side Letter between CSK Auto, Inc., CSK Auto Corporation and James Constantine, dated March 31, 2008, regarding reimbursement for travel and temporary living expenses, incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.11	Side Letter between CSK Auto, Inc., CSK Auto Corporation and Randi Morrison, dated March 31, 2008, regarding reimbursement for travel and temporary living expenses, incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.12	Side Letter between CSK Auto, Inc., CSK Auto Corporation and Brian Woods, dated March 31, 2008, regarding reimbursement for travel, temporary living expenses, and relocation costs, incorporated herein by reference to Exhibit 10.46 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.13	2008 General and Administrative Staff Incentive Plan, incorporated herein by reference to Exhibit 10.47 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.14	2008 Executive Incentive Plan for Lawrence N. Mondry, incorporated herein by reference to Exhibit 10.48 to our Annual Report on Form 10-K, filed on April 18, 2008 (File No. 001-13927).†

10.15	Form of Restricted Stock Agreement between CSK Auto, Inc. and Lawrence N. Mondry, incorporated herein by reference to Exhibit (e)(17) of our Solicitation/Recommendation Statement on Schedule 14D-9, filed on June 11, 2008 (File No. 005-55039). †

31.01*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Employment compensation plans or arrangements.